Form 10-Q
period 2019-06-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2019-08-08
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-34292

ORRSTOWN FINANCIAL SERVICES, INC.
(Exact Name of Registrant as Specified in its Charter)

Pennsylvania			23-2530374
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)
77 East King Street,	P. O. Box 250	Shippensburg,	Pennsylvania	17257
(Address of Principal Executive Offices)				(Zip Code)
Registrant’s Telephone Number, Including Area Code:		(717)	532-6114

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
Number of shares outstanding of the registrant’s Common Stock as of July 30, 2019: 11,221,354.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements
Consolidated Balance Sheets (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

(Dollars in thousands, except per share information)	June 30, 2019	December 31, 2018
Assets
Cash and due from banks	$35,468	$26,156
Interest-bearing deposits with banks	72,670	45,664
Federal funds sold	8,741	16,995
Cash and cash equivalents	116,879	88,815
Restricted investments in bank stocks	10,105	10,842
Securities available for sale	496,930	465,844
Loans held for sale	7,152	3,340
Loans	1,601,670	1,247,657
Less: Allowance for loan losses	(14,460)	(14,014)
Net loans	1,587,210	1,233,643
Premises and equipment, net	41,508	38,201
Cash surrender value of life insurance	59,551	41,327
Goodwill	19,621	12,592
Other intangible assets, net	8,140	3,910
Accrued interest receivable	6,558	5,927
Other assets	45,854	29,947
Total assets	$2,399,508	$1,934,388
Liabilities
Deposits:
Noninterest-bearing	$247,205	$204,843
Interest-bearing	1,768,336	1,353,913
Total deposits	2,015,541	1,558,756
Short-term borrowings	9,373	64,069
Long-term debt	83,261	83,450
Subordinated notes	31,821	31,859
Accrued interest and other liabilities	39,644	22,821
Total liabilities	2,179,640	1,760,955
Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	0	0
Common stock, no par value—$0.05205 stated value per share 50,000,000 shares authorized; 11,223,993 and 9,439,255 shares issued; 11,223,993 and 9,430,224 shares outstanding	584	491
Additional paid - in capital	188,414	151,678
Retained earnings	27,462	24,472
Accumulated other comprehensive income (loss)	3,408	(2,972)
Treasury stock—common, 0 and 9,031 shares, at cost	0	(236)
Total shareholders’ equity	219,868	173,433
Total liabilities and shareholders’ equity	$2,399,508	$1,934,388
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share information)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest income
Loans	$19,553	$11,731	$34,612	$22,787
Investment securities - taxable	3,679	2,539	7,171	4,832
Investment securities - tax-exempt	632	1,008	1,474	1,879
Short-term investments	503	46	676	101
Total interest income	24,367	15,324	43,933	29,599
Interest expense
Deposits	4,870	2,161	8,564	3,985
Short-term borrowings	34	402	277	765
Long-term debt	532	408	975	812
Subordinated notes	499	0	996	0
Total interest expense	5,935	2,971	10,812	5,562
Net interest income	18,432	12,353	33,121	24,037
Provision for loan losses	200	200	600	400
Net interest income after provision for loan losses	18,232	12,153	32,521	23,637
Noninterest income
Service charges on deposit accounts	1,680	1,463	3,169	2,881
Other service charges, commissions and fees	346	689	587	938
Trust and investment management income	1,749	1,701	3,507	3,369
Brokerage income	672	501	1,150	1,059
Mortgage banking activities	652	679	1,120	1,314
Income from life insurance	684	291	1,026	568
Other income	32	135	144	216
Investment securities gains	2,064	46	2,403	862
Total noninterest income	7,879	5,505	13,106	11,207
Noninterest expenses
Salaries and employee benefits	8,922	7,855	17,599	15,877
Occupancy	1,066	679	2,067	1,477
Furniture and equipment	1,140	1,068	2,163	1,987
Data processing	1,058	595	1,828	1,214
Telephone and communication	202	165	414	361
Automated teller and interchange fees	238	190	474	361
Advertising and bank promotions	548	237	1,069	619
FDIC insurance	221	172	406	338
Legal fees	120	83	173	149
Other professional services	587	476	1,091	779
Directors' compensation	261	205	497	456
Real estate owned	12	53	14	78
Taxes other than income	314	251	620	502
Intangible asset amortization	402	24	610	48
Merger related	6,860	154	7,505	154
Insurance claim receivable write off	0	0	615	0
Other operating expenses	1,363	1,065	2,351	1,941
Total noninterest expenses	23,314	13,272	39,496	26,341
Income before income tax expense	2,797	4,386	6,131	8,503
Income tax expense	110	374	342	866
Net income	$2,687	$4,012	$5,789	$7,637
Per share information:
Basic earnings per share	$0.26	$0.50	$0.59	$0.94
Diluted earnings per share	0.26	0.48	0.58	0.92
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$2,687	$4,012	$5,789	$7,637
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale arising during the period	5,353	(530)	10,480	(6,149)
Reclassification adjustment for gains realized in net income	(2,064)	(46)	(2,403)	(862)
Net unrealized gains (losses)	3,289	(576)	8,077	(7,011)
Tax effect	(691)	121	(1,697)	1,473
Total other comprehensive income (loss), net of tax and reclassification adjustments	2,598	(455)	6,380	(5,538)
Total comprehensive income	$5,285	$3,557	$12,169	$2,099
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended June 30, 2018
(Dollars in thousands, except per share information)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, March 31, 2018	438	125,988	18,667	(2,238)	(299)	142,556
Net income	0	0	4,012	0	0	4,012
Total other comprehensive loss, net of taxes	0	0	0	(455)	0	(455)
Cash dividends ($0.13 per share)	0	0	(1,095)	0	0	(1,095)
Share-based compensation plans:
300 net common shares forfeited and 11,317 net treasury shares acquired, including compensation expense of $444	0	414	0	0	(295)	119
Balance, June 30, 2018	438	126,402	21,584	(2,693)	(594)	145,137

	Six Months Ended June 30, 2018
(Dollars in thousands, except per share information)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2018	$435	$125,458	$16,042	$2,845	$(15)	$144,765
Net income	0	0	7,637	0	0	7,637
Total other comprehensive loss, net of taxes	0	0	0	(5,538)	0	(5,538)
Cash dividends ($0.25 per share)	0	0	(2,095)	0	0	(2,095)
Share-based compensation plans:
75,623 net common shares issued and 21,965 net treasury shares acquired, including compensation expense of $924	3	944	0	0	(579)	368
Balance, June 30, 2018	$438	$126,402	$21,584	$(2,693)	$(594)	$145,137

	Three Months Ended June 30, 2019
(Dollars in thousands, except per share information)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, March 31, 2019	494	151,702	26,161	810	0	179,167
Net income	0	0	2,687	0	0	2,687
Total other comprehensive loss, net of taxes	0	0	0	2,598	0	2,598
Cash dividends ($0.15 per share)	0	0	(1,386)	0	0	(1,386)
Issuance of stock (1,765,704 common shares) to acquire Hamilton Bancorp, Inc.	92	36,530	0	0	0	36,622
Share-based compensation plans:
26,480 net common shares forfeited, including compensation expense of $180	(2)	182	0	0	0	180
Balance, June 30, 2019	584	188,414	27,462	3,408	0	219,868

	Six Months Ended June 30, 2019
(Dollars in thousands, except per share information)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2019	$491	$151,678	$24,472	$(2,972)	$(236)	$173,433
Net income	0	0	5,789	0	0	5,789
Total other comprehensive loss, net of taxes	0	0	0	6,380	0	6,380
Cash dividends ($0.30 per share)	0	0	(2,799)	0	0	(2,799)
Issuance of stock (1,765,704 common shares) to acquire Hamilton Bancorp, Inc.	92	36,530	0	0	0	36,622
Share-based compensation plans:
19,034 net common shares issued and 9,031 net treasury shares issued, including compensation expense of $679	1	206	0	0	236	443
Balance, June 30, 2019	$584	$188,414	$27,462	$3,408	$0	$219,868

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Six Months Ended
(Dollars in thousands)	June 30, 2019	June 30, 2018
Cash flows from operating activities
Net income	$5,789	$7,637
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization	2,203	947
Depreciation and amortization (including amortization of ROU assets)	2,366	1,721
Provision for loan losses	600	400
Share-based compensation	679	924
Gain on sales of loans originated for sale	(909)	(1,066)
Mortgage loans originated for sale	(43,471)	(45,050)
Proceeds from sales of loans originated for sale	40,392	46,485
Net gain on disposal of OREO	(8)	(106)
Writedown of OREO	0	13
Net (gain) loss on disposal of premises and equipment	607	(6)
Deferred income taxes	263	518
Investment securities gains	(2,403)	(862)
Income from life insurance	(1,026)	(568)
(Increase) decrease in accrued interest receivable	730	(520)
Increase in accrued interest payable and other liabilities	(1,147)	5,218
Other, net	1,100	(1,739)
Net cash provided by operating activities	5,765	13,946
Cash flows from investing activities
Proceeds from sales of AFS securities	174,335	88,110
Maturities, repayments and calls of AFS securities	15,297	7,059
Purchases of AFS securities	(150,386)	(132,373)
Net cash and cash equivalents received from acquisitions	29,442	0
Net (purchases) redemptions of restricted investments in bank stocks	3,395	(2,700)
Net increase in loans	(8,395)	(54,132)
Purchases of bank premises and equipment	(1,489)	(1,053)
Proceeds from disposal of OREO	374	1,028
Proceeds from disposal of bank premises and equipment	0	7
Purchases of bank owned life insurance	0	(900)
Proceeds from settlement of life insurance contracts	571	0
Net cash used in investing activities	63,144	(94,954)
Cash flows from financing activities
Net increase in deposits	68,525	106,351
Net increase (decrease) in borrowings with original maturities less than 90 days	(29,696)	10,263
Payments on other short-term borrowings	(25,000)	(40,000)
Proceeds from long-term debt	20,000	0
Payments on long-term debt	(71,582)	(180)
Subordinated note issuance costs	(57)	0
Dividends paid	(2,799)	(2,095)
Treasury shares repurchased for employee taxes associated with restricted stock vesting	(294)	(651)
Proceeds from issuance of stock for option exercises and employee stock purchase plan	58	95
Net cash provided by financing activities	(40,845)	73,783
Net increase (decrease) in cash and cash equivalents	28,064	(7,225)
Cash and cash equivalents at beginning of period	88,815	29,807
Cash and cash equivalents at end of period	$116,879	$22,582

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,326	$5,562
Income taxes	0	60
Supplemental schedule of noncash investing activities:
OREO acquired in settlement of loans	161	408
ROU assets obtained in exchange for lease obligations	8,115	0
Security purchases not yet settled	0	4,002

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
See the Glossary of Defined Terms at the beginning of this Report for terms used throughout the consolidated financial statements and related notes of this Form 10-Q.
Nature of Operations – Orrstown Financial Services, Inc. and subsidiaries is a financial holding company that operates Orrstown Bank, a commercial bank with banking and financial advisory offices in Berks, Cumberland, Dauphin, Franklin, Lancaster, Perry and York Counties, Pennsylvania, and in Anne Arundel, Baltimore, Howard and Washington Counties, Maryland, as well as Baltimore City, Maryland and Wheatland Advisors, Inc., a registered investment advisor non-bank subsidiary, headquartered in Lancaster County, Pennsylvania. The Company operates in the community banking segment and engages in lending activities, including commercial, residential, commercial mortgages, construction, municipal, and various forms of consumer lending, and deposit services, including checking, savings, time, and money market deposits. The Company also provides fiduciary services, investment advisory, insurance and brokerage services. The Company and the Bank are subject to regulation by certain federal and state agencies and undergo periodic examinations by such regulatory authorities.
Basis of Presentation – The accompanying condensed consolidated financial statements include the accounts of Orrstown Financial Services, Inc. and its wholly owned subsidiaries, the Bank and Wheatland. The Company has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, SEC rules that permit reduced disclosure for interim periods, and Article 10 of Regulation S-X. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements. The December 31, 2018 consolidated balance sheet information contained in this Quarterly Report on Form 10-Q was derived from the 2018 audited consolidated financial statements. Interim results are not necessarily indicative of results for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications may have been made to prior year amounts to conform with current year classifications.
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

Recent Accounting Pronouncements - ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net carrying value at the amount expected to be collected on the financial assets. Under the updates, the income statement will reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount of financial assets. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. Off-balance-sheet arrangements such as commitments to extend credit, guarantees, and standby letters of credit that are not considered derivatives under ASC 815 and are not unconditionally cancellable are also within the scope of this update. Credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. An entity will apply the amendments in this update on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In that regard, the Company has formed a cross-functional working group, under the direction of the Chief Financial Officer and the Chief Risk Officer. The working group is comprised of individuals from various functional areas including credit, risk management, finance and information technology. Our implementation plan includes, but is not not limited to, an assessment of processes, portfolio segmentation, model development, system requirements and the identification of data and resource needs. We are currently evaluating various loss estimation models. We are also working with a third party vendor solution to assist with the application of ASU 2016-13 and anticipate running parallel models in 2019. While we currently cannot reasonably estimate the impact of adopting this standard, we expect the impact will be influenced by the composition, characteristics and quality of our loan and securities portfolios, as well as the general economic conditions and forecasts at the adoption date. For public companies, the update is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. On July 17, 2019, the FASB voted to propose to delay the effective date of this ASU for smaller reporting companies until fiscal years beginning after December 15, 2022, with earlier adoption permitted, although the full proposal has not yet been released. The Company currently meets the requirements to be considered a smaller reporting company under SEC Regulation S-K and SEC Rule 405, and is evaluating the impact of the roposed delay for adoption of the update.
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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement and should present a reconciliation of the beginning balance to the ending balance for each period for which a statement of comprehensive income is presented. The Company implemented the additional disclosure requirements effective with the filing of its March 31, 2019 Form 10-Q.
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

The Mercersburg acquisition was accounted for using the acquisition method of accounting and, accordingly, purchased assets, including identifiable intangible assets, and assumed liabilities were recorded at their respective acquisition date fair values. The fair value measurements of assets acquired and liabilities assumed are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available. The Company continues to finalize the fair values of loans and, as a result, the fair value adjustment is preliminary and may change as information becomes available. No material measurement period adjustments were made in the six months ended June 30, 2019. The results of operations for the Company include Mercersburg's results from and after October 1, 2018.

Hamilton Bancorp, Inc.
On May 1, 2019, we acquired 100% of the outstanding common shares of Hamilton Bancorp, Inc., and its wholly-owned subsidiary, Hamilton Bank, based in Towson, Maryland. We acquired Hamilton to introduce our banking and financial services into the Greater Baltimore area of Maryland.
Pursuant to the merger agreement, we issued 1,765,704 shares of our common stock and paid $14,197,000 in cash for all outstanding shares of Hamilton stock and options vesting upon acquisition. Based on our closing stock price of $20.74 on Tuesday, April 30, 2019, the consideration paid to acquire Hamilton totaled approximately $50,819,000.
The fair value of assets acquired, excluding goodwill, totaled $493,194,000, including loans totaling $347,667,000. The fair value of liabilities assumed totaled $449,405,000, including deposits totaling $388,246,000. Goodwill represents consideration transferred in excess of the fair value of the net assets acquired. At May 1, 2019, the Company recognized $7,030,000 in initial goodwill associated with the Hamilton acquisition. The goodwill resulting from the acquisition represents the value expected from the expansion of our market in the Greater Baltimore area and the enhancement of our operations through customer synergies and efficiencies, thereby providing enhanced customer service. Goodwill acquired in the Hamilton acquisition is not deductible for tax purposes.
The Hamilton acquisition was accounted for using the acquisition method of accounting and, accordingly, purchased assets, including identifiable intangible assets, and assumed liabilities were recorded at their respective acquisition date fair values. The fair value measurements of assets acquired and liabilities assumed are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available. The Company continues to finalize the fair values of loans, intangible assets, other assets, income taxes and liabilities. As a result, the fair value adjustments are preliminary and may change as information becomes available. Fair value adjustments will be finalized no later than May 2020. The results of operations for the Company include Hamilton's results from and after May 1, 2019.

The following table summarizes the consideration paid for Hamilton and the estimated fair values of the assets acquired and liabilities assumed recognized at the acquisition date:

(Dollars in thousands)
Fair value of consideration transferred:
Cash	$14,197
Common stock issued	36,622
Total consideration transferred	$50,819

Estimated fair values of assets acquired and (liabilities) assumed:
Cash and cash equivalents	$43,140
Securities available for sale	60,882
Restricted investments in bank stocks	2,658
Loans	347,667
Premises and equipment	3,749
Core deposit intangible	4,550
Goodwill	7,030
Cash surrender value of life insurance	17,948
Deferred tax asset, net	5,838
ROU lease asset	2,746
Other assets	4,016
Total assets acquired	500,224

Deposits	(388,246)
Borrowings	(51,393)
Other liabilities	(9,766)
Total liabilities assumed	(449,405)
$50,819

The determination of estimated fair values of the acquired loans required the Company to make certain estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature. Based on such factors as past due status, nonaccrual status, bankruptcy status, and credit risk ratings, the acquired loans were divided into loans with evidence of credit quality deterioration, which are accounted for under ASC 310-30 (purchased credit impaired), and loans that do not meet this criteria, which are accounted for under ASC 310-20 (purchased non-impaired). Expected cash flows, both principal and interest, were estimated based on key assumptions covering such factors as prepayments, default rates and severity of loss given default. These assumptions were developed using both Hamilton's historical experience and the portfolio characteristics as of the acquisition date as well as available market research. The fair value estimates for acquired loans were based on the amount and timing of expected principal, interest and other cash flows, including expected prepayments, discounted at prevailing market interest rates applicable to the types of acquired loans, which we considered to be level 3 fair value measurements. Deposit liabilities assumed in the Hamilton acquisition were segregated into two categories: time-deposits (i.e., deposit accounts with a stated maturity) and demand deposits, both using level 2 fair value measurements. In determining fair value of time deposits, the Company discounted the contractual cash flows of the deposit accounts using prevailing market interest rates for time deposit accounts of similar type and duration. For demand deposits, the acquisition date outstanding balance of the assumed demand deposit accounts approximates fair value. Acquisition date fair values for securities available for sale were determined using Level 1 or Level 2 inputs consistent with the methods discussed further in “Note 12 - Fair Value.” The remaining acquisition date fair values represent either Level 2 fair value measurements or Level 3 fair value measurements (premises and equipment and core deposit intangible).

We recognized a core deposit intangible of $4,550,000, which will be amortized using an accelerated method over a 10-year amortization period, consistent with expected future cash flows.
Loans acquired with Hamilton were measured at fair value at the acquisition date with no carryover of any ALL. Loans were segregated into those loans considered to be performing and those considered PCI. The following table presents performing and PCI loans acquired, by loan class, at May 1, 2019.
Upon completion of the acquisition, the Company sold the acquired investment portfolio and paid off acquired borrowings at the indicated fair value amounts in conjunction with its asset/liability management strategies.

(in thousands)	Performing	PCI	Total
Commercial real estate:
Owner-occupied	$42,148	$6,324	$48,472
Non-owner occupied	45,401	770	46,171
Multi-family	10,773	0	10,773
Acquisition and development:
1-4 family residential construction	7,450	0	7,450
Commercial and land development	4,528	0	4,528
Commercial and industrial	32,316	1,702	34,018
Residential mortgage:
First lien	152,657	10,800	163,457
Home-equity - term	4,478	1	4,479
Home equity - lines of credit	13,657	0	13,657
Installment and other loans	14,467	195	14,662
Total loans acquired	$327,875	$19,792	$347,667

The following table presents the fair value adjustments made to the amortized cost basis of loans acquired at May 1, 2019.

(in thousands)
Gross amortized cost basis at acquisition	$362,125
Market rate adjustment	(5,309)
Credit fair value adjustment on non-credit impaired loans	(3,947)
Credit fair value adjustment on impaired loans	(5,202)
Estimated fair value of acquired loans	$347,667

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

The following table provides information about acquired PCI loans at May 1, 2019.

(in thousands)
Contractually required principal and interest at acquisition	$31,599
Nonaccretable difference	(8,310)
Expected cash flows at acquisition	23,289
Accretable yield	(3,497)
Estimated fair value of acquired PCI loans	$19,792

Unaudited pro forma net income for the three and six months ended June 30, 2018, would have totaled $3,557,000 and $2,516,000, and revenues would have totaled $34,878,000 and $58,695,000 for the same period had the Mercersburg and Hamilton acquisitions occurred January 1, 2018. Unaudited pro forma net income for the three and six months ended June 30, 2019, would have totaled $6,152,000 and $9,710,000, and revenues would have totaled $27,607,000 and $50,923,000 for the same period had the Hamilton acquisition occurred January 1, 2019.
In connection with the Mercersburg and Hamilton acquisitions, we incurred merger related expenses totaling $6,860,000 and $7,505,000 for the three and six months ending June 30, 2019, which are included in noninterest expenses. The expenses consisted primarily of $1,649,000 and $1,967,000 of investment banking, legal and consulting fees; $3,492,000 and $3,619,000 of information systems expense, including canceling of contracts; and $1,719,000 and $1,919,000 of other expenses, including payout of employee termination contracts.

NOTE 3. SECURITIES AVAILABLE FOR SALE
At June 30, 2019 and December 31, 2018, all investment securities were classified as AFS. The following table summarizes amortized cost and fair value of AFS securities, and the corresponding amounts of gross unrealized gains and losses recognized in AOCI, at June 30, 2019 and December 31, 2018.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
States and political subdivisions	$96,080	$6,030	$0	$102,110
GSE residential CMOs	72,269	1,055	903	72,421
Private label commercial CMOs	94,354	299	225	94,428
Asset-backed and other	229,913	141	2,083	227,971
Totals	$492,616	$7,525	$3,211	$496,930
December 31, 2018
States and political subdivisions	$144,596	$1,919	$1,511	$145,004
GSE residential CMOs	110,421	332	2,689	108,064
Private label residential CMOs	144	0	1	143
Private label commercial CMOs	75,911	55	921	75,045
Asset-backed and other	138,535	126	1,073	137,588
Totals	$469,607	$2,432	$6,195	$465,844

The following table summarizes AFS securities with unrealized losses at June 30, 2019 and December 31, 2018, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
June 30, 2019
GSE residential CMOs	0	0	0	4	43,662	903	4	43,662	903
Private label commercial CMOs	11	49,100	175	3	21,846	50	14	70,946	225
Asset-backed and other	14	173,546	1,691	2	19,066	392	16	192,612	2,083
Totals	25	$222,646	$1,866	9	$84,574	$1,345	34	$307,220	$3,211
December 31, 2018
States and political subdivisions	27	$46,585	$662	6	$23,036	$849	33	$69,621	$1,511
GSE residential CMOs	1	18,037	122	7	46,168	2,567	8	64,205	2,689
Private label residential CMOs	1	143	1	0	0	0	1	143	1
Private label commercial CMOs	11	56,499	712	2	6,349	209	13	62,848	921
Asset-backed and other	6	78,900	859	3	10,808	214	9	89,708	1,073
Totals	46	$200,164	$2,356	18	$86,361	$3,839	64	$286,525	$6,195

States and Political Subdivisions. The unrealized losses presented in the table above have been caused by a widening of spreads and/or a rise in interest rates from the time these securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is OTTI. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at December 31, 2018.
GSE Residential CMOs. The unrealized losses presented in the table above have been caused by a widening of spreads and/or a rise in interest rates from the time these securities were purchased. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than its par value basis. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at June 30, 2019 or at December 31, 2018.
Private Label Residential CMOs, Private Label Commercial CMOs and Asset-backed and Other. The unrealized losses presented in the table above have been caused by a widening of spreads and/or a rise in interest rates from the time the securities were purchased. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at June 30, 2019 or at December 31, 2018.
The following table summarizes amortized cost and fair value of AFS securities by contractual maturity at June 30, 2019. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$525	$525
Due after one year through five years	0	0
Due after five years through ten years	23,446	24,326
Due after ten years	72,109	77,259
CMOs	166,623	166,849
Asset-backed and other	229,913	227,971
	$492,616	$496,930

The following table summarizes proceeds from sales of AFS securities and gross gains and gross losses for the three and six months ended June 30, 2019 and 2018.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Proceeds from sale of AFS securities	$114,871	$25,533	$174,335	$88,110
Gross gains	2,109	211	2,628	1,052
Gross losses	45	165	225	190
In July 2019, the Company sold an additional $18,000,000 of principally States and Political subdivisions securities at a net gain of approximately $2,300,000.
AFS securities with a fair value of $176,270,000 and $164,233,000 at June 30, 2019 and December 31, 2018 were pledged to secure public funds and for other purposes as required or permitted by law.
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
The following table presents the loan portfolio by segment and class, excluding residential LHFS, at June 30, 2019 and December 31, 2018.

(Dollars in thousands)	June 30, 2019	December 31, 2018
Commercial real estate:
Owner occupied	$170,272	$129,650
Non-owner occupied	298,989	252,794
Multi-family	93,342	78,933
Non-owner occupied residential	121,364	100,367
Acquisition and development:
1-4 family residential construction	12,801	7,385
Commercial and land development	57,027	42,051
Commercial and industrial	219,551	160,964
Municipal	48,358	50,982
Residential mortgage:
First lien	363,946	235,296
Home equity - term	15,989	12,208
Home equity - lines of credit	157,645	143,616
Installment and other loans	42,386	33,411
Total Loans (1)	$1,601,670	$1,247,657
(1) Includes $453,280,000 and $135,009,000 of acquired loans at June 30, 2019 and December 31, 2018.

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

The following table summarizes the Company’s loan portfolio ratings based on its internal risk rating system at June 30, 2019 and December 31, 2018.

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	PCI Loans	Total
June 30, 2019
Commercial real estate:
Owner occupied	$158,247	$1,366	$878	$1,737	$0	$8,044	$170,272
Non-owner occupied	286,669	10,935	0	0	0	1,385	298,989
Multi-family	86,765	5,065	700	114	0	698	93,342
Non-owner occupied residential	114,607	2,264	1,156	270	0	3,067	121,364
Acquisition and development:
1-4 family residential construction	12,151	650	0	0	0	0	12,801
Commercial and land development	56,268	188	571	0	0	0	57,027
Commercial and industrial	198,699	9,523	6,946	253	0	4,130	219,551
Municipal	48,358	0	0	0	0	0	48,358
Residential mortgage:
First lien	351,523	0	0	2,392	0	10,031	363,946
Home equity - term	15,877	79	0	12	0	21	15,989
Home equity - lines of credit	156,731	187	22	705	0	0	157,645
Installment and other loans	42,089	0	0	8	0	289	42,386
	$1,527,984	$30,257	$10,273	$5,491	$0	$27,665	$1,601,670

December 31, 2018
Commercial real estate:
Owner occupied	$121,903	$3,024	$987	$1,880	$0	$1,856	$129,650
Non-owner occupied	242,136	10,008	0	0	0	650	252,794
Multi-family	71,482	5,886	717	131	0	717	78,933
Non-owner occupied residential	97,590	736	1,197	309	0	535	100,367
Acquisition and development:
1-4 family residential construction	7,385	0	0	0	0	0	7,385
Commercial and land development	41,251	25	583	0	0	192	42,051
Commercial and industrial	150,286	2,278	2,940	286	0	5,174	160,964
Municipal	50,982	0	0	0	0	0	50,982
Residential mortgage:
First lien	229,971	0	0	2,877	0	2,448	235,296
Home equity - term	12,170	0	0	16	0	22	12,208
Home equity - lines of credit	142,638	165	15	798	0	0	143,616
Installment and other loans	33,229	15	1	0	0	166	33,411
	$1,201,023	$22,137	$6,440	$6,297	$0	$11,760	$1,247,657

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
At June 30, 2019 and December 31, 2018, nearly all of the Company’s impaired loans’ extent of impairment were measured based on the estimated fair value of the collateral securing the loan, except for TDRs. By definition, TDRs are considered impaired. All restructured loans’ impairment was determined based on discounted cash flows for those loans classified as TDRs and still accruing interest. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it could also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
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
The following table, which excludes PCI loans, summarizes impaired loans by segment and class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at June 30, 2019 and December 31, 2018. The recorded investment in loans excludes accrued interest receivable due to insignificance. Related allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and any partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
June 30, 2019
Commercial real estate:
Owner occupied	$0	$0	$0	$1,737	$2,509
Multi-family	0	0	0	114	329
Non-owner occupied residential	0	0	0	270	612
Commercial and industrial	0	0	0	253	439
Residential mortgage:
First lien	554	554	37	1,838	2,940
Home equity - term	0	0	0	12	20
Home equity - lines of credit	0	0	0	705	999
Installment and other loans	0	0	0	8	17
	$554	$554	$37	$4,937	$7,865
December 31, 2018
Commercial real estate:
Owner occupied	$0	$0	$0	$1,880	$2,576
Multi-family	0	0	0	131	336
Non-owner occupied residential	0	0	0	309	632
Commercial and industrial	0	0	0	286	457
Residential mortgage:
First lien	743	743	38	2,134	2,727
Home equity - term	0	0	0	16	23
Home equity - lines of credit	0	0	0	798	1,081
	$743	$743	$38	$5,554	$7,832

The following table, which excludes PCI loans, summarizes the average recorded investment in impaired loans and related recognized interest income for the three and six months ended June 30, 2019 and 2018.

	2019		2018
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Three Months Ended June 30,
Commercial real estate:
Owner-occupied	$1,770	$1	$1,233	$0
Non-owner occupied	0	0	2,960	0
Multi-family	118	0	153	0
Non-owner occupied residential	282	0	356	0
Acquisition and development:
1-4 family residential construction	0	0	201	0
Commercial and industrial	260	0	330	0
Residential mortgage:
First lien	2,512	14	3,310	14
Home equity – term	13	0	20	0
Home equity - lines of credit	709	1	667	1
Installment and other loans	9	0	5	0
	$5,673	$16	$9,235	$15
Six Months Ended June 30,
Commercial real estate:
Owner occupied	$1,819	$1	$1,233	$1
Non-owner occupied	0	0	3,421	0
Multi-family	122	0	157	0
Non-owner occupied residential	291	0	364	0
Acquisition and development:
1-4 family residential construction	0	0	250	0
Commercial and industrial	269	0	336	0
Residential mortgage:
First lien	2,652	29	3,538	29
Home equity - term	14	0	20	0
Home equity - lines of credit	736	1	589	1
Installment and other loans	8	0	8	0
	$5,911	$31	$9,916	$31

The following table presents impaired loans that are TDRs, with the recorded investment at June 30, 2019 and December 31, 2018.

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing:
Commercial real estate:
Owner occupied	1	$31	1	$39
Residential mortgage:
First lien	11	1,052	11	1,069
Home equity - lines of credit	1	21	1	24
	13	1,104	13	1,132
Nonaccruing:
Commercial real estate:
Owner occupied	1	34	1	37
Residential mortgage:
First lien	7	438	8	658
	8	472	9	695
	21	$1,576	22	$1,827

There were no modified restructured loans for the three and six months ended June 30, 2019 or 2018. No additional commitments have been made to borrowers whose loans are considered TDRs.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of loan portfolio summarized by aging categories of performing loans and nonaccrual loans at June 30, 2019 and December 31, 2018.

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
June 30, 2019
Commercial real estate:
Owner occupied	$160,522	$0	$0	$0	$0	$1,706	$162,228
Non-owner occupied	297,509	95	0	0	95	0	297,604
Multi-family	92,280	250	0	0	250	114	92,644
Non-owner occupied residential	117,729	298	0	0	298	270	118,297
Acquisition and development:
1-4 family residential construction	12,801	0	0	0	0	0	12,801
Commercial and land development	57,002	0	25	0	25	0	57,027
Commercial and industrial	214,816	254	98	0	352	253	215,421
Municipal	48,358	0	0	0	0	0	48,358
Residential mortgage:
First lien	350,054	1,826	695	0	2,521	1,340	353,915
Home equity - term	15,951	5	0	0	5	12	15,968
Home equity - lines of credit	156,226	498	237	0	735	684	157,645
Installment and other loans	41,880	162	47	0	209	8	42,097
Subtotal	1,565,128	3,388	1,102	0	4,490	4,387	1,574,005
Loans acquired with credit deterioration:
Commercial real estate:
Owner occupied	8,005	0	0	39	39	0	8,044
Non-owner occupied	605	0	0	780	780	0	1,385
Multi-family	698	0	0	0	0	0	698
Non-owner occupied residential	2,997	0	0	70	70	0	3,067
Commercial and industrial	3,781	121	173	55	349	0	4,130
Residential mortgage:
First lien	8,745	365	204	717	1,286	0	10,031
Home equity - term	16	0	5	0	5	0	21
Installment and other loans	219	68	2	0	70	0	289
Subtotal	25,066	554	384	1,661	2,599	0	27,665
	$1,590,194	$3,942	$1,486	$1,661	$7,089	$4,387	$1,601,670

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
December 31, 2018
Commercial real estate:
Owner occupied	$125,887	$66	$0	$0	$66	$1,841	$127,794
Non-owner occupied	252,144	0	0	0	0	0	252,144
Multi-family	78,085	0	0	0	0	131	78,216
Non-owner occupied residential	99,268	226	29	0	255	309	99,832
Acquisition and development:
1-4 family residential construction	7,385	0	0	0	0	0	7,385
Commercial and land development	41,822	37	0	0	37	0	41,859
Commercial and industrial	154,988	411	105	0	516	286	155,790
Municipal	50,982	0	0	0	0	0	50,982
Residential mortgage:
First lien	228,714	1,592	734	0	2,326	1,808	232,848
Home equity - term	11,487	678	5	0	683	16	12,186
Home equity - lines of credit	142,394	420	28	0	448	774	143,616
Installment and other loans	33,135	66	44	0	110	0	33,245
Subtotal	1,226,291	3,496	945	0	4,441	5,165	1,235,897
Loans acquired with credit deterioration:
Commercial real estate:
Owner occupied	1,784	0	72	0	72	0	1,856
Non-owner occupied	650	0	0	0	0	0	650
Multi-family	717	0	0	0	0	0	717
Non-owner occupied residential	535	0	0	0	0	0	535
Acquisition and development:
Commercial and land development	192	0	0	0	0	0	192
Commercial and industrial	4,943	231	0	0	231	0	5,174
Residential mortgage:
First lien	1,971	382	42	53	477	0	2,448
Home equity - term	17	5	0	0	5	0	22
Installment and other loans	149	13	0	4	17	0	166
Subtotal	10,958	631	114	57	802	0	11,760
	$1,237,249	$4,127	$1,059	$57	$5,243	$5,165	$1,247,657

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

The following table presents the activity in the ALL for the three and six months ended June 30, 2019 and 2018.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
June 30, 2019
Balance, beginning of period	$7,025	$969	$1,814	$98	$9,906	$3,765	$217	$3,982	$395	$14,283
Provision for loan losses	(221)	39	325	(4)	139	(32)	40	8	53	200
Charge-offs	0	0	(47)	0	(47)	(25)	(51)	(76)	0	(123)
Recoveries	43	0	28	0	71	26	3	29	0	100
Balance, end of period	$6,847	$1,008	$2,120	$94	$10,069	$3,734	$209	$3,943	$448	$14,460
June 30, 2018
Balance, beginning of period	$6,770	$510	$1,590	$83	$8,953	$3,382	$204	$3,586	$461	$13,000
Provision for loan losses	(418)	208	8	(3)	(205)	237	44	281	124	200
Charge-offs	0	0	0	0	0	(86)	(47)	(133)	0	(133)
Recoveries	328	2	0	0	330	11	29	40	0	370
Balance, end of period	$6,680	$720	$1,598	$80	$9,078	$3,544	$230	$3,774	$585	$13,437
Six Months Ended
June 30, 2019
Balance, beginning of period	$6,876	$817	$1,656	$98	$9,447	$3,753	$244	$3,997	$570	$14,014
Provision for loan losses	(118)	189	484	(4)	551	157	14	171	(122)	600
Charge-offs	(25)	0	(90)	0	(115)	(271)	(71)	(342)	0	(457)
Recoveries	114	2	70	0	186	95	22	117	0	303
Balance, end of period	$6,847	$1,008	$2,120	$94	$10,069	$3,734	$209	$3,943	$448	$14,460
June 30, 2018
Balance, beginning of period	$6,763	$417	$1,446	$84	$8,710	$3,400	$211	$3,611	$475	$12,796
Provision for loan losses	(411)	300	152	(4)	37	202	51	253	110	400
Charge-offs	0	0	0	0	0	(86)	(118)	(204)	0	(204)
Recoveries	328	3	0	0	331	28	86	114	0	445
Balance, end of period	$6,680	$720	$1,598	$80	$9,078	$3,544	$230	$3,774	$585	$13,437

The following table summarizes the ending loan balance individually evaluated for impairment based upon loan segment, as well as the related ALL loss allocation for each at June 30, 2019 and December 31, 2018, excluding PCI loans.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
June 30, 2019
Loans allocated by:
Individually evaluated for impairment	$2,121	$0	$253	$0	$2,374	$3,109	$8	$3,117	$0	$5,491
Collectively evaluated for impairment	681,846	69,828	219,298	48,358	1,019,330	534,471	42,378	576,849	0	1,596,179
	$683,967	$69,828	$219,551	$48,358	$1,021,704	$537,580	$42,386	$579,966	$0	$1,601,670
ALL allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$37	$0	$37	$0	$37
Collectively evaluated for impairment	6,847	1,008	2,120	94	10,069	3,697	209	3,906	448	14,423
	$6,847	$1008	$2,120	$94	$10,069	$3,734	$209	$3,943	$448	$14,460
December 31, 2018
Loans allocated by:
Individually evaluated for impairment	$2,320	$0	$286	$0	$2,606	$3,691	$0	$3,691	$0	$6,297
Collectively evaluated for impairment	559,424	49,436	160,678	50,982	820,520	387,429	33,411	420,840	0	1,241,360
	$561,744	$49,436	$160,964	$50,982	$823,126	$391,120	$33,411	$424,531	$0	$1,247,657
ALL allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$38	$0	$38	$0	$38
Collectively evaluated for impairment	6,876	817	1,656	98	9,447	3,715	244	3,959	570	13,976
	$6,876	$817	$1,656	$98	$9,447	$3,753	$244	$3,997	$570	$14,014

The following table provides activity for the accretable yield of purchased credit impaired loans for the three and six months ended June 30, 2019.

	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2019	June 30, 2019
Accretable yield, beginning of period	$1,894	$2,065
New loans purchased	3,497	3,497
Accretion of income	(1,221)	(1,392)
Reclassifications from nonaccretable difference due to improvement in expected cash flows	617	617
Other changes, net	201	201
Accretable yield, end of period	$4,988	$4,988

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents changes in goodwill at June 30, 2019 and December 31, 2018.

(Dollars in thousands)	June 30, 2019	December 31, 2018
Balance, beginning of year	$12,592	$719
Acquired goodwill	7,029	11,873
Balance, end of period	$19,621	$12,592

The following table presents changes in other intangible assets for the three and six months ended June 30, 2019 and 2018.

	QTD		YTD/YE
(Dollars in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Beginning of period	$3,702	$332	$3,910	$356
Acquired CDI	4,550	0	4,550	0
Non-compete agreement	290	0	290	0
Amortization Expense	(402)	(24)	(610)	(48)
Balance, end of period	$8,140	$308	$8,140	$308

The following table presents the components of other identifiable intangible assets at June 30, 2019 and December 31, 2018.

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$8,390	$708	$3,840	$190
Other customer relationship intangibles	931	715	931	671
Non-compete agreement	290	48	0	0
Total	$9,611	$1,471	$4,771	$861

The following table presents estimated aggregate amortization expense for intangible assets remaining at June 30, 2019.

(Dollars in thousands)
2019	$960
2020	1,591
2021	1,313
2022	1,137
2023	960
Thereafter	2,179
$8,140

NOTE 6. LEASES
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
The following table summarizes the Company's ROU assets and related lease liabilities for the three and six months at June 30, 2019.

	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2019	June 30, 2019
Cash paid for operating lease liabilities	281	$461
Right-of-use assets obtained in exchange for operating lease obligations (1)	2,746	$10,861
Weighted-average remaining lease term (in years)	17.5	17.5
Weighted-average discount rate	4.5%	4.5%

(1) Includes $7,971,000 for operating leases existing on January 1, 2019, and $144,000 for operating leases that commenced in the first quarter of 2019, and $2,746,000 for operating leases that were acquired in the second quarter of 2019.
The following table presents maturities of the Company's lease liabilities.

(Dollars in thousands)
Remainder of 2019	$662
2020	1,336
2021	1,207
2022	788
2023	810
2024	801
Thereafter	11,025
16,629
Less imputed interest	5,929
Total lease liabilities	$10,700

NOTE 7. INCOME TAXES
The Company files income tax returns in the U.S. federal jurisdiction, the Commonwealth of Pennsylvania and the State of Maryland. The Company is no longer subject to tax examination by tax authorities for years before 2015.
The following table summarizes income tax expense for the three and six months ended June 30, 2019 and 2018.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Current expense	$69	$125	$90	$348
Deferred expense	41	249	252	518
Income tax expense	$110	$374	$342	$866

Income tax expense includes $433,000 and $10,000 related to net securities gains for the three months ended June 30, 2019 and 2018, and $505,000 and $181,000 related to net security gains for the six months ended June 30, 2019 and 2018.

The following table summarizes deferred tax assets and liabilities at June 30, 2019 and December 31, 2018.

(Dollars in thousands)	June 30, 2019	December 31, 2018
Deferred tax assets:
Allowance for loan losses	$3,392	$3,143
Deferred compensation	755	723
Retirement and salary continuation plans	1,956	1,416
Share-based compensation	832	742
Off-balance sheet reserves	265	219
Nonaccrual loan interest	839	537
Net unrealized losses on AFS securities	0	791
Purchase accounting adjustments	4,571	1,795
Bonus accrual	216	470
Low-income housing credit carryforward	496	641
Net operating loss carryovers	1,859	0
Other	1,288	321
Total deferred tax assets	16,469	10,798
Deferred tax liabilities:
Depreciation	433	458
Net unrealized gains on AFS securities	906	0
Mortgage servicing rights	674	590
Purchase accounting adjustments	1,765	1,021
Other	231	150
Total deferred tax liabilities	4,009	2,219
Net deferred tax asset, included in Other Assets	$12,460	$8,579
The provision for income taxes differs from that computed by applying statutory rates to income before income taxes, primarily due to the effects of tax-exempt income, non-deductible expenses and tax credits. In the first quarter of 2019, the Company recorded a tax benefit of $185,000, related to a favorable tax law clarification concerning the treatment of life insurance assets of an acquired entity. In the second quarter of 2019, the Company recorded a tax benefit of $334,000, related to an increase in its deferred state income tax asset for the effect of the state tax rate change resulting from the Hamilton acquisition.
At June 30, 2019, the Company had low-income housing credit carryforwards that expire through 2038 and acquired federal and state net operating loss carryforwards, that are subject to annual loss limitation limits, that expire in years through 2037.

NOTE 8. SHARE-BASED COMPENSATION PLANS
The Company maintains share-based compensation plans under the shareholder-approved 2011 Plan. The purpose of the share-based compensation plans is to provide officers, employees, and non-employee members of the Board of Directors of the Company with additional incentive to further the success of the Company. At June 30, 2019, 881,920 shares of the common stock of the Company were reserved to be issued and 493,239 shares were available to be issued.
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
The table below presents a summary of nonvested restricted shares activity for the six months ended June 30, 2019.

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares, beginning of year	275,412	$20.33
Granted	75,293	19.49
Forfeited	(34,680)	19.18
Vested	(23,405)	17.69
Nonvested shares, at period end	292,620	$20.44
The following table presents restricted shares compensation expense, with tax benefit information, and fair value of shares vested, for the three and six months ended June 30, 2019 and 2018.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Restricted share award expense	$181	$444	$676	$920
Restricted share award tax benefit	38	93	148	193
Fair value of shares vested	0	659	444	1056
The unrecognized compensation expense related to the share awards totaled $2,245,000 at June 30, 2019 and $2,115,000 at December 31, 2018. The unrecognized compensation expense at June 30, 2019 is expected to be recognized over a weighted-average period of 1.8 years.
The following table presents a summary of outstanding stock options activity for the six months ended June 30, 2019.

	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	40,984	$24.34
Expired	(5,335)	28.21
Options outstanding and exercisable	35,649	$23.76
The exercise price of each option equals the market price of the Company’s stock on the grant date. An option’s maximum term is ten years. All options are fully vested upon issuance. The following table presents information pertaining to options outstanding and exercisable at June 30, 2019.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$21.14 - $24.99	27,767	1.06	$21.14
$25.00 - $34.99	2,792	0.76	25.76
$35.00 - $37.59	5,090	0.08	36.95
$21.14 - $37.59	35,649	0.90	$23.76
Outstanding and exercisable options had an intrinsic value of $24,000 at June 30, 2019 and $0 at December 31, 2018.
The Company maintains an employee stock purchase plan to provide employees of the Company an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed 10% of their annual salary, at the lower of 95% of the fair market value of the shares on the semi-annual offering date or related purchase date. The Company reserved 350,000 shares of its common stock to be issued under the employee stock purchase plan. At June 30, 2019, 170,461 shares were available to be issued.
The following table presents information for the employee stock purchase plan for the three and six months ended June 30, 2019 and 2018.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands except share information)	2019	2018	2019	2018
Shares purchased	0	0	3,004	2,956
Weighted average price of shares purchased	$0.00	$0.00	$18.96	$23.47
Compensation expense recognized	0	0	3	4
Tax benefits	0	0	1	1
The Company issues new shares or treasury shares, depending on market conditions, in its share-based compensation plans.
NOTE 9. SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL
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
Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject at June 30, 2019 and December 31, 2018.
At June 30, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's classification. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

The following table presents capital amounts and ratios at June 30, 2019 and December 31, 2018.

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019
Total Capital to risk weighted assets
Consolidated	$235,676	14.1%	$175,939	10.5%	n/a	n/a
Bank	218,046	13.0%	175,859	10.5%	$167,485	10.0%
Tier 1 Capital to risk weighted assets
Consolidated	188,207	11.2%	142,427	8.5%	n/a	n/a
Bank	202,398	12.1%	142,362	8.5%	133,988	8.0%
Common Tier 1 (CET1) to risk weighted assets
Consolidated	188,207	11.2%	117,293	7.0%	n/a	n/a
Bank	202,398	12.1%	117,239	7.0%	108,865	6.5%
Tier 1 Capital to average assets
Consolidated	188,207	8.5%	88,973	4.0%	n/a	n/a
Bank	202,398	8.6%	94,303	4.0%	117,879	5.0%
December 31, 2018
Total Capital to risk weighted assets
Consolidated	$206,988	15.6%	$131,393	9.875%	n/a	n/a
Bank	177,892	13.4%	131,286	9.875%	$132,948	10.0%
Tier 1 Capital to risk weighted assets
Consolidated	160,117	12.0%	104,782	7.875%	n/a	n/a
Bank	162,880	12.3%	104,696	7.875%	106,358	8.0%
Common Tier 1 (CET1) to risk weighted assets
Consolidated	160,117	12.0%	84,823	6.375%	n/a	n/a
Bank	162,880	12.3%	84,754	6.375%	86,416	6.5%
Tier 1 Capital to average assets
Consolidated	160,117	8.4%	76,089	4.0%	n/a	n/a
Bank	162,880	8.6%	76,113	4.0%	95,142	5.0%
In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act of 1934, as amended. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. At June 30, 2019, 82,725 shares had been repurchased under the program at a total cost of $1,438,000, or $17.38 per share.
On July 24, 2019, the Board declared a cash dividend of $0.15 per common share, which will be paid on August 12, 2019 to shareholders of record at August 5, 2019.

NOTE 10. EARNINGS PER SHARE
The following table presents earnings per share for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share information)	2019	2018	2019	2018
Net income	$2,687	$4,012	$5,789	$7,637
Weighted average shares outstanding - basic	10,348	8,094	9,757	8,088
Dilutive effect of share-based compensation	166	189	166	187
Weighted average shares outstanding - diluted	10,514	8,283	9,923	8,275
Per share information:
Basic earnings per share	$0.26	$0.50	$0.59	$0.94
Diluted earnings per share	0.26	0.48	0.58	0.92

Average outstanding stock options of 37,000 and 22,000 for the three months ended June 30, 2019 and 2018, and of 39,000 and 24,000 for the six months ended June 30, 2019 and 2018, were not included in the computation of earnings per share because the effect was antidilutive, due to the exercise price exceeding the average market price. The dilutive effect of share-based compensation in each period above relates principally to restricted stock awards.

NOTE 11. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
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

	Contract or Notional Amount
(Dollars in thousands)	June 30, 2019	December 31, 2018
Commitments to fund:
Home equity lines of credit	$197,374	$160,971
1-4 family residential construction loans	29,312	13,002
Commercial real estate, construction and land development loans	30,839	31,133
Commercial, industrial and other loans	181,780	147,518
Standby letters of credit	16,546	13,909
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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments when deemed necessary by management. The liability, at June 30, 2019 and December 31, 2018, for guarantees under standby letters of credit issued was not material.

NOTE 12. FAIR VALUE
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

The Company had no fair value liabilities measured on a recurring basis at June 30, 2019 and December 31, 2018.
The following table summarizes assets measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018.

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
June 30, 2019
AFS Securities:
States and political subdivisions	$0	$102,110	$0	$102,110
GSE residential CMOs	0	72,421	0	72,421
Private label commercial CMOs	0	87,098	7,330	94,428
Asset-backed and other	0	227,971	0	227,971
Totals	$0	$489,600	$7,330	$496,930

December 31, 2018
AFS Securities:
States and political subdivisions	$0	$145,004	$0	$145,004
GSE residential CMOs	0	108,064	0	108,064
Private label residential CMOs	0	143	0	143
Private label commercial CMOs	0	67,836	7,209	75,045
Asset-backed and other	0	137,588	0	137,588
Totals	$0	$458,635	$7,209	$465,844

One private label commercial CMO was measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2019 and December 31, 2018. Fair value for this investment totaled $7,330,000 at June 30, 2019 and $7,209,000 at December 31, 2018. The investment was purchased at $7,213,000. Premium amortization expense totaling $19,000 and $41,000 was included in earnings for the three and six months ended June 30, 2019, and an unrealized gain of $88,000 and $199,000 was recognized in other comprehensive income for the three and six months ended June 30, 2019. The Level 3 valuation is based on a non-executable broker quote, which is considered a significant unobservable input. Such quotes are updated as available and may remain constant for a period of time for certain broker-quoted securities that do not move with the market or that are not interest rate sensitive as a result of their structure or overall attributes.
Certain financial assets are measured at fair value on a nonrecurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The Company used the following methods and significant assumptions to estimate fair value for these financial assets.
Impaired Loans
Loans are designated as impaired when, in the judgment of management and based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected. The measurement of loss associated with impaired loans for all loan classes can be based on either the observable market price of the loan, the fair value of the collateral, or discounted cash flows based on a market rate of interest for performing TDRs. For collateral-dependent loans, fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if management adjusts the appraisal value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans with an allocation to the ALL are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income. Specific allocations to the ALL or partial charge-offs totaled $910,000 and $928,000 at June 30, 2019 and December 31, 2018.

The following table presents changes in the fair value for impaired loans still held at June 30, considered in the determination of the provision for loan losses, for the three and six months ended June 30, 2019 and 2018.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Changes in fair value of impaired loans still held	$24	$79	$28	$84
Foreclosed Real Estate
OREO property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, OREO is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. Specific charges to value OREO at the lower of cost or fair value on properties held at June 30, 2019 and December 31, 2018 both totaled $0. There were no changes in the fair value of OREO for properties, still held at June 30, that were charged to real estate expenses for the three and six months ended June 30, 2019. The fair value of OREO properties changed $13,000 for the three and six months ended June 30, 2018.
The following table summarizes assets measured at fair value on a nonrecurring basis at June 30, 2019 and December 31, 2018.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
June 30, 2019
Impaired Loans
Commercial real estate:
Owner occupied	$0	$0	$1,004	$1,004
Multi-family	0	0	114	114
Non-owner occupied residential	0	0	243	243
Commercial and industrial	0	0	11	11
Residential mortgage:
First lien	0	0	787	787
Home equity - lines of credit	0	0	335	335
Installment and other loans	0	0	8	8
Total impaired loans	$0	$0	$2,502	$2,502

December 31, 2018
Impaired Loans
Commercial real estate:
Owner occupied	$0	$0	$1,087	$1,087
Multi-family	0	0	131	131
Non-owner occupied residential	0	0	278	278
Commercial and industrial	0	0	25	25
Residential mortgage:
First lien	0	0	1,121	1,121
Home equity - lines of credit	0	0	409	409
Total impaired loans	$0	$0	$3,051	$3,051

The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
June 30, 2019
Impaired loans	$2,502	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	5% - 25% discount
			- Management adjustments for liquidation expenses	6% - 33% discount
December 31, 2018
Impaired loans	$3,051	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	5% - 75% discount
			- Management adjustments for liquidation expenses	6% - 20% discount
Fair values of financial instruments
The following table presents carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2019 and December 31, 2018:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2019
Financial Assets
Cash and due from banks	$35,468	$35,468	$35,468	$0	$0
Interest-bearing deposits with banks	72,670	72,670	72,670	0	0
Federal Funds Sold	8,741	8,741	8,741	0	0
Restricted investments in bank stocks	10,105	n/a	n/a	n/a	n/a
AFS securities	496,930	496,930	0	489,600	7,330
Loans held for sale	7,152	7,344	0	7,344	0
Loans, net of allowance for loan losses	1,587,210	1,617,064	0	0	1,617,064
Accrued interest receivable	6,558	6,558	0	1,943	4,615
Financial Liabilities
Deposits	2,015,541	2,013,623	0	2,013,623	0
Short-term borrowings	9,373	9,373	0	9,373	0
Long-term debt	83,261	83,550	0	83,550	0
Subordinated notes	31,821	33,276	0	33,276	0
Accrued interest payable	1,979	1,979	0	1,979	0
Off-balance sheet instruments	0	0	0	0	0

December 31, 2018
Financial Assets
Cash and due from banks	$26,156	$26,156	$26,156	$0	$0
Interest-bearing deposits with banks	45,664	45,664	45,664	0	0
Federal Funds Sold	16,995	16,995	16,995	0	0
Restricted investments in bank stocks	10,842	n/a	n/a	n/a	n/a
AFS securities	465,844	465,844	0	458,635	7,209
Loans held for sale	3,340	3,413	0	3,413	0
Loans, net of allowance for loan losses	1,233,643	1,229,645	0	0	1,229,645
Accrued interest receivable	5,927	5,927	0	2,853	3,074
Financial Liabilities
Deposits	1,558,756	1,555,912	0	1,555,912	0
Short-term borrowings	64,069	64,069	0	64,069	0
Long-term debt	83,450	82,951	0	82,951	0
Subordinated notes	31,859	31,256	0	31,256	0
Accrued interest payable	1,301	1,301	0	1,301	0
Off-balance sheet instruments	0	0	0	0	0

The methods utilized to measure the fair value of financial instruments at June 30, 2019 and December 31, 2018 represent an approximation of exit price; however, an actual exit price may differ.
NOTE 13. REVENUE FROM CONTRACTS WITH CUSTOMERS
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
At June 30, 2019 and December 31, 2018, the Company had receivables from customers totaling $728,000 and $640,000.

The following table presents our noninterest income disaggregated by revenue source for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Noninterest income
Service charges on deposits	$935	$835	$1,777	$1,673
Trust and investment management income	1,749	1,701	3,507	3,369
Brokerage income	672	501	1,150	1,059
Merchant and bankcard fees (interchange income)	843	711	1,579	1,366
Revenue from contracts with customers	4,199	3,748	8,013	7,467

Other service charges	248	606	400	780
Mortgage banking activities	652	679	1,120	1,314
Income from life insurance	684	291	1,026	568
Other income	32	135	144	216
Investment securities gains	2,064	46	2,403	862
Total noninterest income	$7,879	$5,505	$13,106	$11,207

NOTE 14. CONTINGENCIES
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
On April 11, 2019, SEPTA filed a motion for leave to file a third amended complaint. The proposed third amended complaint seeks to reassert the Securities Act claims that the Court dismissed as to all defendants on December 7, 2016, when the Court granted in part and denied in part defendants’ motions to dismiss SEPTA’s second amended complaint. The proposed third amended complaint also seeks to reassert the Exchange Act claims against those defendants that the Court dismissed from the case on December 7, 2016. Defendants’ briefs in opposition to SEPTA’s motion for leave to file a third amended complaint were filed on April 25, 2019. SEPTA filed a reply brief in further support of its motion for leave to file a third amended complaint on May 9, 2019. That motion is pending.
On June 13, 2019, Orrstown filed a motion for protective order to stay discovery pending resolution of SEPTA’s motion for leave to file a third amended complaint. On June 19, 2019, former defendants Smith Elliott Kearns & Company, LLC and the underwriters joined in Orrstown’s motion for protective order. On June 25, 2019, SEPTA filed its opposition to Orrstown’s motion. On July 9, 2019, Orrstown filed a reply brief in further support of its motion. On July 17, 2019, the Court entered an Order partially granting Orrstown’s motion for protective order, ruling that all deposition discovery in the case is stayed pending a decision on SEPTA’s motion for leave to file a third amended complaint.
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
The Company, headquartered in Shippensburg, Pennsylvania, is a one-bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiaries, the Bank and Wheatland. At June 30, 2019, the Company had total assets of $2,399,508,000, total liabilities of $2,179,640,000 and total shareholders’ equity of $219,868,000.
Caution About Forward-Looking Statements
Certain statements appearing herein, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications, from time to time, that contain such statements. Such forward-looking statements refer to a future period or periods, reflecting our current beliefs as to likely future developments, and use words like “may,” “will,” “expect,” “estimate,” “anticipate” or similar terms. Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about events or results or otherwise are not statements of historical facts, including, but not limited to, statements related to new business development, new loan opportunities, growth in the balance sheet and fee based revenue lines of business, merger and acquisition activity, reducing risk assets, and mitigating losses in the future. Actual results and trends could differ materially from those set forth in such statements and there can be no assurances that we will achieve the desired level of new business development and new loans, growth in the balance sheet and fee based revenue lines of business, successful merger and acquisition activity, continue to reduce risk assets or mitigate losses in the future. Factors that could cause actual results to differ from those expressed or implied by the forward-looking statements include, but are not limited to, the following: ineffectiveness of the Company’s business strategy due to changes in current or future market conditions; the effects of competition, including industry consolidation and development of competing financial products and services; difficulty integrating the Company's strategic acquisitions; the inability to fully achieve expected savings, efficiencies or synergies from mergers and acquisitions, or taking longer than estimated for such savings, efficiencies and synergies to be realized; changes in laws and regulations; interest rate movements; changes in credit quality; inability to raise capital, if necessary, under favorable conditions; volatilities in the securities markets; deteriorating economic conditions; expenses associated with pending litigation and legal proceedings; and other risks and uncertainties, including those detailed in our Annual Report on Form 10-K for the year ended December 31, 2018, and our Quarterly Reports on Form 10-Q under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other filings made with the SEC. The statements are valid only as of the date hereof and we disclaim any obligation to update this information.
The following is a discussion of our consolidated financial condition at June 30, 2019 and results of operations for the six months ended June 30, 2019 and 2018. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated. The discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes presented elsewhere in this report. Certain prior period amounts, presented in this discussion and analysis, may have been reclassified to conform to current period classifications.
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

RESULTS OF OPERATIONS
Quarter ended June 30, 2019 compared with quarter ended June 30, 2018
Summary
Net income totaled $2,687,000 for the three months ended June 30, 2019 compared with net income of $4,012,000 for the same period in 2018. Diluted EPS for the three months ended June 30, 2019 totaled $0.26, compared with $0.48 for the three months ended June 30, 2018. Net interest income positively influenced results of operations, and totaled $18,432,000 for the three months ended June 30, 2019, a 49.21% increase compared with 2018. Noninterest income, excluding investment securities gains, totaled $5,815,000 for the three months ended June 30, 2019 and $5,459,000 for 2018. Investment securities gains totaled $2,064,000 in the three months ended June 30, 2019, compared with $46,000 for the same period in 2018. Noninterest expenses totaled $23,314,000 and $13,272,000 for the three months ended June 30, 2019 and 2018. Noninterest expenses in 2019 included merger related expenses totaling $6,860,000 associated with the Company's ongoing growth strategy.
The comparability of operating results for 2019 with 2018 have generally been impacted by the Mercersburg acquisition, completed on October 1, 2018, and the Hamilton acquisition, completed on May 1, 2019.
Net Interest Income
Net interest income increased $6,079,000, from $12,353,000 to $18,432,000, for the three months ended June 30, 2019 compared with the same period in 2018. Interest and fees income on loans increased $7,822,000, from $11,731,000 to $19,553,000, securities interest income increased $764,000, from $3,547,000 to $4,311,000, and total interest expense increased $2,964,000 from $2,971,000 to $5,935,000, in comparing the three months ended June 30, 2019 with 2018.

The following table presents net interest income, net interest spread and net interest margin for the three months ended June 30, 2019 and 2018 on a taxable-equivalent basis.

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(Dollars in thousands)	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$84,843	$503	2.38%	$9,189	$46	2.01%
Securities	496,803	4,479	3.62	470,993	3,815	3.25
Loans	1,497,445	19,677	5.27	1,055,562	11,825	4.49
Total interest-earning assets	2,079,091	24,659	4.76	1,535,744	15,686	4.10
Other assets	175,566			108,087
Total	$2,254,657			$1,643,831
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$922,612	2,040	0.89	$741,161	$1,006	0.54
Savings deposits	146,063	81	0.22	99,407	39	0.16
Time deposits	575,660	2,749	1.92	300,576	1,116	1.49
Short-term borrowings	9,594	34	1.41	87,463	402	1.84
Long-term debt	97,161	532	2.19	83,686	408	1.96
Subordinated notes	31,819	499	6.28	0	0	0.00
Total interest-bearing liabilities	1,782,909	5,935	1.34	1,312,293	2,971	0.91
Noninterest-bearing demand deposits	235,046			172,813
Other	31,692			16,408
Total Liabilities	2,049,647			1,501,514
Shareholders’ Equity	205,010			142,317
Total	$2,254,657			$1,643,831
Taxable-equivalent net interest income /net interest spread		18,724	3.42%		12,715	3.19%
Taxable-equivalent net interest margin			3.61%			3.32%
Taxable-equivalent adjustment		(292)			(362)
Net interest income		$18,432			$12,353
Table notes: (1) Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2) For yield calculation purposes, nonaccruing loans are included in the average loan balance.

For the three months ended June 30, 2019, taxable-equivalent basis net interest income increased $6,009,000 from 2018. The increase reflected increased average interest-earning assets balances at increased market interest rates, partially offset by a higher average balance of interest-bearing liabilities at higher interest rates.
Taxable-equivalent interest income earned on loans increased $7,852,000 year-over-year. The $441,883,000 increase in average loan balance year-over-year includes approximately $350,150,000 in loans acquired in the Mercersburg and Hamilton transactions, as well as continued growth in legacy and newer markets through sales efforts with additional loan officers. Increases in prime lending rates between June 30, 2018 and December 31, 2019, contributed to the 78 basis point increase in yield, but a flattened yield curve partially offset the benefit of the rate increases. Accretion of purchase accounting adjustments in connection with the Mercersburg and Hamilton acquisitions increased second quarter 2019 interest income by $1,385,000. Interest income included $715,000 related to the payoff of purchased credit impaired loans.
Taxable-equivalent securities interest income increased $664,000 year-over-year, with the average balance of securities increasing $25,810,000 from June 30, 2018 to June 30, 2019, and the taxable equivalent yield increasing from 3.25% to 3.62%. The 37 basis point increase in the yield on securities year-over-year in taxable-equivalent interest income on securities reflected the increased interest rate environment and certain repositioning within the portfolio under the Company's asset/liability management strategies.

Interest expense on deposits and borrowings increased $2,964,000 year-over-year, with the average balance of interest-bearing deposits increasing $503,191,000 and the average balance of total borrowings decreasing $32,575,000. In addition to the impact of the noted increased interest rate environment on interest expense, the Company issued $32,500,000 of 6.0% subordinated notes in December 2018. Also, during 2019, the Company has experienced a gradual repricing of term and non-maturity deposits.
Provision for Loan Losses
The provision for loan losses totaled $200,000 in the second quarter of both 2019 and 2018. The Company's organic loan portfolio growth, taking into account historical charge-off statistics and generally stable economic and market conditions for the last several years, were key factors included in the quantitative and qualitative considerations used by management in the determination of the provision expense required to maintain an adequate allowance for loan losses at June 30, 2019.
Additional information is included in the "Credit Risk Management" section herein.
Noninterest Income
The following table compares noninterest income for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		$ Change	% Change
(Dollars in thousands)	2019	2018	2019-2018	2019-2018
Service charges on deposit accounts	$1,680	$1,463	$217	14.8%
Other service charges, commissions and fees	346	689	(343)	(49.8)%
Trust and investment management income	1,749	1,701	48	2.8%
Brokerage income	672	501	171	34.1%
Mortgage banking activities	652	679	(27)	(4.0)%
Income from life insurance	684	291	393	135.1%
Other income	32	135	(103)	(76.3)%
Subtotal before securities gains	5,815	5,459	356	6.5%
Investment securities gains	2,064	46	2,018	nm*
Total noninterest income	$7,879	$5,505	$2,374	43.1%
nm*: not meaningful

The following factors contributed to the more significant changes in noninterest income between the three months ended June 30, 2019 and 2018.
•Other service charges, commissions and fees included increased loan transaction fees in 2018.
•Income for trust and investment management income and brokerage income included the effect of increased revenue from additional advisors and increased estate fees in 2019.
•Mortgage banking income decreased in the year-over-year comparison. Loans sold in the second quarter of 2019 totaled $24,400,000 compared with $25,100,000 in second quarter of 2018.
•Income from life insurance included death benefit proceeds totaling $255,000 in 2019, with the remainder of the increase in 2019 attributable to additional life insurance policies acquired in the Mercersburg and Hamilton acquisitions.
•Other line items within noninterest income showed fluctuations between 2019 and 2018 attributable to normal business operations and the effect of the acquisitions.
The Company recognized net investment securities gains in 2019 and 2018 as opportunities became available to reposition part of the investment portfolio under asset/liability management strategies or to improve responsiveness of the portfolio to interest rate conditions, while also considering funding requirements of anticipated lending activity.

Noninterest Expenses
The following table compares noninterest expenses for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		$ Change	% Change
(Dollars in thousands)	2019	2018	2019-2018	2019-2018
Salaries and employee benefits	$8,922	$7,855	$1,067	13.6%
Occupancy	1,066	679	387	57.0%
Furniture and equipment	1,140	1,068	72	6.7%
Data processing	1,058	595	463	77.8%
Telephone and communication	202	165	37	22.4%
Automated teller machine and interchange fees	238	190	48	25.3%
Advertising and bank promotions	548	237	311	131.2%
FDIC insurance	221	172	49	28.5%
Legal	120	83	37	44.6%
Other professional services	587	476	111	23.3%
Directors' compensation	261	205	56	27.3%
Real estate owned	12	53	(41)	(77.4)%
Taxes other than income	314	251	63	25.1%
Intangible asset amortization	402	24	378	nm*
Merger related	6,860	154	6,706	nm*
Other operating expenses	1,363	1,065	298	28.0%
Total noninterest expenses	$23,314	$13,272	$10,042	75.7%
nm*: not meaningful

The following factors contributed to the more significant changes in noninterest expenses between the three months ended June 30, 2019 and 2018.
•Expanded operations with the addition of employees and branches from the Mercersburg acquisition in October 2018 and the Hamilton acquisition in May 2019; two branches opened in the fourth quarter of 2018 and two opened in the first quarter of 2019 in Lancaster County, Pennsylvania; and additional support personnel for the Company's ongoing expansion efforts all contributed to increases in salaries and employee benefits, occupancy costs, furniture and equipment, and data processing costs year-over-year, as well as the timing of advertising and bank promotions expenses incurred.
•Salaries and employee benefits principally reflected employees added in the acquisitions and for additional employees for the Company's new branches. In addition, the increase included the impact of our overall expansion efforts, annual merit increases, and incremental expense for additional share-based compensation awards granted in 2019, net of the benefit of forfeitures. In 2019, overall costs associated with the Company's self-insured group health plan were higher than in 2018 due to an increased number of employees and fluctuations in claims experience.
•Occupancy, furniture and equipment costs reflected Mercersburg and Hamilton branches acquired, and the Company's expanded presence in Lancaster County, Pennsylvania.
•The Company incurred merger related expenses in the second quarter of 2019, principally data processing contract termination costs, employee contract termination costs and legal and consulting fees for the Hamilton acquisition.
•Other line items within noninterest expenses showed fluctuations between 2019 and 2018 attributable to normal business operations and the impact of the acquisitions.

Income Tax Expense
Income tax expense totaled $110,000, an effective tax rate of 3.9%, for the three months ended June 30, 2019, compared with $374,000, an effective tax rate of 8.5%, for the three months ended June 30, 2018. The Company’s effective tax rate is significantly less than the 21% federal statutory rate, principally due to tax-free income, which includes interest income on tax-free loans and securities and income from life insurance policies, federal income tax credits, and the impact of non-tax deductible expenses, including certain merger related expenses. In the second quarter of 2019, we recorded a tax benefit of approximately $334,000, related to an increase in its deferred state income tax asset for the effect of the state tax rate change resulting from the Hamilton acquisition. This tax benefit had the effect of lowering the effective tax rate for the second quarter of 2019 from approximately 15.9% to 3.9%.
Six months ended June 30, 2019 compared with six months ended June 30, 2018
Summary
Net income totaled $5,789,000 for the six months ended June 30, 2019 compared with net income of $7,637,000 for the same period in 2018. Diluted EPS for the six months ended June 30, 2019 totaled $0.58, compared with $0.92 for the six months ended June 30, 2018. Net interest income positively influenced results of operations, and totaled $33,121,000 for the six months ended June 30, 2019, a $9,084,000 increase compared with 2018. Noninterest income, excluding investment securities gains, totaled $10,703,000 for the six months ended June 30, 2019 compared with $10,345,000 in 2018. Investment securities gains totaled $2,403,000 in the six months ended June 30, 2019, compared with $862,000 for the same period in 2018. Noninterest expenses totaled $39,496,000 and $26,341,000 for the six months ended June 30, 2019 and 2018. Noninterest expenses in 2019 included merger related expenses totaling $7,505,000 associated with the Company's ongoing growth strategy, increased salaries and occupancy expenses, and the write-off of an insurance claim receivable totaling $615,000 resulting from an insurer's denial of a claim from a cyber security incident reported in 2018.
The comparability of operating results for 2019 with 2018 have generally been impacted by the Mercersburg acquisition, completed on October 1, 2018, and the Hamilton acquisition, completed on May 1, 2019.

Net Interest Income
Net interest income increased $9,084,000, from $24,037,000 to $33,121,000, for the six months ended June 30, 2019 compared with the same period in 2018. Interest and fees income on loans increased $11,825,000, from $22,787,000 to $34,612,000, securities interest income increased $1,934,000, from $6,711,000 to $8,645,000, and total interest expense increased $5,250,000 from $5,562,000 to $10,812,000, in comparing the six months ended June 30, 2019 with 2018.
The following table presents net interest income, net interest spread and net interest margin for the six months ended June 30, 2019 and 2018 on a taxable-equivalent basis.

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
(Dollars in thousands)	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$57,130	$676	2.39%	$11,717	$101	1.74%
Securities	498,271	9,037	3.66	459,892	7,210	3.16
Loans	1,378,213	34,857	5.10	1,043,258	22,967	4.44
Total interest-earning assets	1,933,614	44,570	4.65	1,514,867	30,278	4.03
Other assets	156,786			105,964
Total	$2,090,400			$1,620,831
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$884,065	3,868	0.88	$729,362	1,814	0.50
Savings deposits	130,276	125	0.19	98,400	77	0.16
Time deposits	489,855	4,571	1.88	291,257	2,094	1.45
Short-term borrowings	25,769	277	2.17	93,584	765	1.65
Long-term debt	92,644	975	2.12	83,731	812	1.96
Subordinated notes	31,852	996	6.30	0	0	0.00
Total interest-bearing liabilities	1,654,461	10,812	1.32	1,296,334	5,562	0.87
Noninterest-bearing demand deposits	218,796			166,440
Other	27,523			16,053
Total Liabilities	1,900,780			1,478,827
Shareholders’ Equity	189,620			142,004
Total	$2,090,400			$1,620,831
Taxable-equivalent net interest income /net interest spread		33,758	3.33%		24,716	3.16%
Taxable-equivalent net interest margin			3.52%			3.29%
Taxable-equivalent adjustment		(637)			(679)
Net interest income		$33,121			$24,037

Table notes: (1) Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2) For yield calculation purposes, nonaccruing loans are included in the average loan balance.

For the six months ended June 30, 2019, taxable-equivalent basis net interest income increased $9,042,000 compared with 2018. The increase reflected increased interest-earning assets balances at increased market interest rates, partially offset by a higher average balance of interest-bearing liabilities at higher interest rates.
Taxable-equivalent interest income earned on loans increased $11,890,000 year-over-year. The $334,955,000 increase in average loan balance year-over-year includes approximately $240,250,000 in loans acquired in the Mercersburg and Hamilton transactions, as well as continued growth in legacy and newer markets through sales efforts with additional loan officers. Increases in prime lending rates between June 30, 2018 and December 31, 2018 contributed to the 66 basis point increase in yield, but a flattened yield curve partially offset the benefit of the rate increases. Accretion of purchase accounting adjustments in connection with the Mercersburg and Hamilton acquisitions increased first half 2019 interest income by $1,385,000. Interest income included $715,000 related to the payoff of purchased credit impaired loans.

Taxable-equivalent securities interest income increased $1,827,000 year-over-year, with the average balance of securities increasing $38,379,000 from June 30, 2018 to June 30, 2019, and the taxable equivalent yield increasing from 3.16% to 3.66%. The 50 basis point increase in the yield on securities year-over-year in taxable-equivalent interest income on securities reflected the increased interest rate environment and certain repositioning within the portfolio under the Company's asset/liability management strategies.
Interest expense on deposits and borrowings increased $5,250,000 year-over-year, with the average balance of interest-bearing deposits increasing $385,177,000 and the average balance of total borrowings decreasing $27,050,000. In addition to the impact of the noted increased interest rate environment on interest expense, the Company issued $32,500,000 of 6.0% subordinated notes in December 2018. Additionally, the Company has experienced a gradual repricing of term and non-maturity deposits during the first six months of 2019.
Provision for Loan Losses
The provision for loan losses totaled $600,000 for the six months ended June 30, 2019 compared with $400,000 for the same period in 2018. Net loan charge-offs experienced in the first quarter of 2019 and the Company's organic loan portfolio growth, taking into account historical charge-off statistics and generally stable economic and market conditions for the last several years, were key factors included in the quantitative and qualitative considerations used by management in the determination of the provision expense required to maintain an adequate allowance for loan losses at June 30, 2019.
Additional information is included in the "Credit Risk Management" section herein.
Noninterest Income
The following table compares noninterest income for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,		$ Change	% Change
(Dollars in thousands)	2019	2018	2019-2018	2019-2018
Service charges on deposit accounts	$3,169	$2,881	$288	10.0%
Other service charges, commissions and fees	587	938	(351)	(37.4)%
Trust and investment management income	3,507	3,369	138	4.1%
Brokerage income	1,150	1,059	91	8.6%
Mortgage banking activities	1,120	1,314	(194)	(14.8)%
Income from life insurance	1,026	568	458	80.6%
Other income	144	216	(72)	(33.3)%
Subtotal before securities gains	10,703	10,345	358	3.5%
Investment securities gains	2,403	862	1,541	178.8%
Total noninterest income	$13,106	$11,207	$1,899	16.9%
nm*: not meaningful

The following factors contributed to the more significant changes in noninterest income between the six months ended June 30, 2019 and 2018.
•Other service charges, commissions and fees included increased loan transaction fees in 2018.
•Income for trust and investment management income and brokerage income reflected fluctuations in customer volumes and market conditions, as well as the effect of increased revenue from additional advisors and increased estate fees in 2019.
•Mortgage banking income decreased in the year-over-year comparison. Loans sold in the first half of 2019 totaled $39,600,000 compared with $45,600,000 in 2018.
•Income from life insurance included death benefit proceeds in the second quarter of 2019 totaling $255,000, with the remainder of the increase in 2019 attributable to additional life insurance policies acquired in the Mercersburg and Hamilton transactions.
•Other line items within noninterest income showed fluctuations between 2019 and 2018 attributable to normal business operations and the effect of the acquisitions.
The Company recognized net investment securities gains in 2019 and 2018 as opportunities became available to reposition part of the investment portfolio under asset/liability management strategies or to improve responsiveness of the portfolio to interest rate conditions, while also considering funding requirements of anticipated lending activity.
Noninterest Expenses
The following table compares noninterest expenses for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,		$ Change	% Change
(Dollars in thousands)	2019	2018	2019-2018	2019-2018
Salaries and employee benefits	$17,599	$15,877	$1,722	10.8%
Occupancy	2,067	1,477	590	39.9%
Furniture and equipment	2,163	1,987	176	8.9%
Data processing	1,828	1,214	614	50.6%
Telephone and communication	414	361	53	14.7%
Automated teller machine and interchange fees	474	361	113	31.3%
Advertising and bank promotions	1,069	619	450	72.7%
FDIC insurance	406	338	68	20.1%
Legal	173	149	24	16.1%
Other professional services	1,091	779	312	40.1%
Directors' compensation	497	456	41	9.0%
Real estate owned	14	78	(64)	(82.1)%
Taxes other than income	620	502	118	23.5%
Intangible asset amortization	610	48	562	nm*
Merger related	7,505	154	7,351	nm*
Insurance claim receivable write off	615	0	615	nm*
Other operating expenses	2,351	1,941	410	21.1%
Total noninterest expenses	$39,496	$26,341	$13,155	49.9%
nm*: not meaningful
The following factors contributed to the more significant changes in noninterest expenses between the six months ended June 30, 2019 and 2018.
•Expanded operations with the addition of employees and branches from the Mercersburg acquisition in October, 2018, and the Hamilton merger in May, 2019; two branches opened in the fourth quarter of 2018 and two opened in the first quarter of 2019 in Lancaster County, Pennsylvania; and additional support personnel for the Company's ongoing expansion efforts all contributed to increases in salaries and employee benefits, occupancy costs, furniture and equipment, and data processing costs year-over-year, as well as the timing of advertising and bank promotions expenses incurred.

•Salaries and employee benefits principally reflected employees added in the acquisitions and for additional employees for the Company's new branches. In addition, the increase included the impact of our overall expansion efforts, annual merit increases, and incremental expense for additional share-based compensation awards granted in 2019, net of the benefit of forfeitures. In 2019, overall costs associated with the Company's self-insured group health plan were higher than in 2018 due to an increased number of employees and fluctuations in claims experience.
•Occupancy, furniture and equipment costs reflected Mercersburg and Hamilton branches acquired, and the Company's expanded presence in Lancaster County, Pennsylvania.
•The Company incurred merger related expenses principally in the second quarter of 2019, for data processing contract termination costs, employee contract termination costs and legal and consulting fees for the Hamilton acquisition. We also incurred system conversion expenses for the Mercersburg acquisition in the first quarter of 2019.
•As previously reported, in the first quarter of 2019 we incurred a $615,000 expense to write off an insurance claim receivable from a 2018 cyber security incident.
•Other line items within noninterest expenses showed fluctuations between 2019 and 2018 attributable to normal business operations and the impact of acquisitions.
Income Tax Expense
Income tax expense totaled $342,000, an effective tax rate of 5.6%, for the six months ended June 30, 2019, compared with $866,000, an effective tax rate of 10.2%, for the six months ended June 30, 2018. The Company’s effective tax rate is significantly less than the 21% federal statutory rate, principally due to tax-free income, which includes interest income on tax-free loans and securities and income from life insurance policies, federal income tax credits, and the impact of non-tax deductible expenses, including merger related expenses. The Company recorded a tax benefit of $185,000 in the first quarter of 2019, related to a favorable tax law clarification concerning the treatment of life insurance assets of an acquired entity. In the second quarter of 2019, we recorded a tax benefit of $334,000, related to an increase in our deferred state income tax asset for the effect of the state tax rate change resulting from the Hamilton acquisition. These tax benefit items had the effect of lowering the effective tax rate for the six months ended June 30, 2019, from approximately 14.0% to 5.6%.
FINANCIAL CONDITION
Management devotes substantial time to overseeing the investment of funds in loans and securities and the formulation of policies directed toward the profitability and management of the risks associated with these investments.
AFS Securities
The Company utilizes securities available for sale to manage interest rate risk, to enhance income through interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. At June 30, 2019, AFS securities totaled $496,930,000, an increase of $31,086,000, from the $465,844,000 balance at December 31, 2018.
In the six months ended June 30, 2019, the Company realized net gains totaling $2,403,000 from sales of investments, as it repositioned parts of its portfolio in response to market and interest rate opportunities under its asset/liability management strategies. Sales of investments in states and political subdivisions were the principal driver of the realized net gains. Sale proceeds totaling $174,335,000 were principally redeployed in investments in asset-backed securities.
In July 2019, the Company sold an additional $18,000,000 of principally states and political subdivisions securities at a net gain of approximately $2,300,000.
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

The following table presents the loan portfolio, excluding residential LHFS, by segment and class at June 30, 2019 and December 31, 2018.

(Dollars in thousands)	June 30, 2019	December 31, 2018
Commercial real estate:
Owner occupied	$170,272	$129,650
Non-owner occupied	298,989	252,794
Multi-family	93,342	78,933
Non-owner occupied residential	121,364	100,367
Acquisition and development:
1-4 family residential construction	12,801	7,385
Commercial and land development	57,027	42,051
Commercial and industrial	219,551	160,964
Municipal	48,358	50,982
Residential mortgage:
First lien	363,946	235,296
Home equity - term	15,989	12,208
Home equity - lines of credit	157,645	143,616
Installment and other loans	42,386	33,411
	$1,601,670	$1,247,657
The above totals include $453,280,000 and $135,009,000 of acquired loans at June 30, 2019 and December 31, 2018.
Total loans grew $354,013,000 from December 31, 2018 to June 30, 2019. Balances at June 30, 2019, include approximately $335,000,000 acquired from Hamilton. The Hamilton acquisition increased the Company's loan portfolio principally in the residential mortgage - first lien, commercial real estate - owner occupied and non-owner occupied, and commercial and industrial classes.
Competition for new business opportunities remains strong, which has contributed to a reduced rate of organic loan growth in 2019 compared with prior years and may temper loan growth in future quarters.
Asset Quality
Risk Elements
The Company’s loan portfolio is subject to varying degrees of credit risk. Credit risk is managed through our underwriting standards, on-going credit reviews, and monitoring of asset quality measures. Additionally, loan portfolio diversification, which limits exposure to a single industry or borrower, and collateral requirements also mitigate our risk of credit loss.
The loan portfolio consists principally of loans to borrowers in south central Pennsylvania and the greater Baltimore, Maryland region. As the majority of loans are concentrated in these geographic regions, a substantial portion of the borrowers' ability to honor their obligations may be affected by the level of economic activity in the market areas.
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
The following table presents the Company’s risk elements, including the aggregate balances of nonaccrual loans, restructured loans still accruing, loans past due 90 days or more, and OREO as of June 30, 2019, December 31, 2018 and June 30, 2018. Relevant asset quality ratios are also presented.

(Dollars in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Nonaccrual loans (cash basis)	$4,387	$5,165	$4,998
OREO	735	130	395
Total nonperforming assets	5,122	5,295	5,393
Restructured loans still accruing	1,104	1,132	1,156
Loans past due 90 days or more and still accruing	1,661	57	0
Total nonperforming and other risk assets	$7,887	$6,484	$6,549
Loans 30-89 days past due	$5,428	$5,186	$1,857
Asset quality ratios:
Total nonperforming loans to total loans	0.27%	0.41%	0.47%
Total nonperforming assets to total assets	0.21%	0.27%	0.33%
Total nonperforming assets to total loans and OREO	0.32%	0.42%	0.51%
Total risk assets to total loans and OREO	0.49%	0.52%	0.62%
Total risk assets to total assets	0.33%	0.34%	0.40%
ALL to total loans	0.90%	1.12%	1.26%
ALL to nonperforming loans	329.61%	271.33%	268.85%
ALL to nonperforming loans and restructured loans still accruing	263.34%	222.55%	218.35%
Total nonperforming and other risk assets increased $1,403,000, or 21.6%, from December 31, 2018 to June 30, 2019 and increased $1,338,000, or 20.4%, from June 30, 2018. The principal driver for the increase in nonperforming and risk assets is the increase in loans past due 90 days or more and still accruing, all of which were acquired in the mergers with Mercersburg and Hamilton.
The following table presents detail of impaired loans at June 30, 2019 and December 31, 2018.

	June 30, 2019			December 31, 2018
(Dollars in thousands)	Nonaccrual Loans	Restructured Loans Still Accruing	Total	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$1,706	$31	$1,737	$1,841	$39	$1,880
Multi-family	114	0	114	131	0	131
Non-owner occupied residential	270	0	270	309	0	309
Commercial and industrial	253	0	253	286	0	286
Residential mortgage:
First lien	1,340	1,052	2,392	1,808	1,069	2,877
Home equity - term	12	0	12	16	0	16
Home equity - lines of credit	684	21	705	774	24	798
Installment and other loans	8	0	8	0	0	0
	$4,387	$1,104	$5,491	$5,165	$1,132	$6,297

The following table presents our exposure to borrowers with impaired loans, partial charge-offs taken to date and specific reserves established on the borrowing relationships at June 30, 2019 and December 31, 2018. Of the relationships deemed to be impaired at June 30, 2019, none had a recorded balance in excess of $1,000,000 and 63, or 74.0%, of total impaired loans, had recorded balances of less than $250,000.

(Dollars in thousands)	# of Relationships	Recorded Investment	Partial Charge-offs to Date	Specific Reserves
June 30, 2019
Relationships greater than $500,000 but less than $1,000,000	1	775	17	0
Relationships greater than $250,000 but less than $500,000	2	650	0	0
Relationships less than $250,000	63	4,066	856	37
	66	$5,491	$873	$37
December 31, 2018
Relationships greater than $500,000 but less than $1,000,000	1	810	17	0
Relationships greater than $250,000 but less than $500,000	2	673	0	0
Relationships less than $250,000	64	4,814	873	38
	67	$6,297	$890	$38
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
In its individual loan impairment analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve include an evaluation of the outstanding loan balance and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships at June 30, 2019. However, over time, additional information may result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
The Company’s OREO totaled $735,000 at June 30, 2019 and consisted of two commercial and one residential properties. The increase in OREO from $130,000 at December 31, 2018 was the result of the addition of one commercial and one residential property. All properties are carried at the lower of cost or fair value, less costs to dispose.
At June 30, 2019, the Company believes the value of OREO represents the properties' fair values, but if the real estate market changes, additional expense may be recorded.
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

The following table summarizes the Company’s internal risk ratings at June 30, 2019 and December 31, 2018:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	PCI Loans	Total
June 30, 2019
Commercial real estate:
Owner occupied	$158,247	$1,366	$878	$1,737	$0	$8,044	$170,272
Non-owner occupied	286,669	10,935	0	0	0	1,385	298,989
Multi-family	86,765	5,065	700	114	0	698	93,342
Non-owner occupied residential	114,607	2264	1,156	270	0	3,067	121,364
Acquisition and development:
1-4 family residential construction	12,151	650	0	0	0	0	12,801
Commercial and land development	56,268	188	571	0	0	0	57,027
Commercial and industrial	198,699	9,523	6,946	253	0	4,130	219,551
Municipal	48,358	0	0	0	0	0	48,358
Residential mortgage:
First lien	351,523	0	0	2,392	0	10,031	363,946
Home equity - term	15,877	79	0	12	0	21	15,989
Home equity - lines of credit	156,731	187	22	705	0	0	157,645
Installment and other loans	42,089	0	0	8	0	289	42,386
	$1,527,984	$30,257	$10,273	$5,491	$0	$27,665	$1,601,670
December 31, 2018
Commercial real estate:
Owner occupied	$121,903	$3,024	$987	$1,880	$0	$1,856	$129,650
Non-owner occupied	242,136	10,008	0	0	0	650	252,794
Multi-family	71,482	5,886	717	131	0	717	78,933
Non-owner occupied residential	97,590	736	1,197	309	0	535	100,367
Acquisition and development:
1-4 family residential construction	7,385	0	0	0	0	0	7,385
Commercial and land development	41,251	25	583	0	0	192	42,051
Commercial and industrial	150,286	2,278	2,940	286	0	5,174	160,964
Municipal	50,982	0	0	0	0	0	50,982
Residential mortgage:
First lien	229,971	0	0	2,877	0	2,448	235,296
Home equity - term	12,170	0	0	16	0	22	12,208
Home equity - lines of credit	142,638	165	15	798	0	0	143,616
Installment and other loans	33,229	15	1	0	0	166	33,411
	$1,201,023	$22,137	$6,440	$6,297	$0	$11,760	$1,247,657
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
The following table summarizes activity in the ALL for the three and six months ended June 30, 2019 and 2018.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
June 30, 2019
Balance, beginning of period	$7,025	$969	$1,814	$98	$9,906	$3,765	$217	$3,982	$395	$14,283
Provision for loan losses	(221)	39	325	(4)	139	(32)	40	8	53	200
Charge-offs	0	0	(47)	0	(47)	(25)	(51)	(76)	0	(123)
Recoveries	43	0	28	0	71	26	3	29	0	100
Balance, end of period	$6,847	$1,008	$2,120	$94	$10,069	$3,734	$209	$3,943	$448	$14,460
June 30, 2018
Balance, beginning of period	$6,770	$510	$1,590	$83	$8,953	$3,382	$204	$3,586	$461	$13,000
Provision for loan losses	(418)	208	8	(3)	(205)	237	44	281	124	200
Charge-offs	0	0	0	0	0	(86)	(47)	(133)	0	(133)
Recoveries	328	2	0	0	330	11	29	40	0	370
Balance, end of period	$6,680	$720	$1,598	$80	$9,078	$3,544	$230	$3,774	$585	$13,437
Six Months Ended
June 30, 2019
Balance, beginning of period	$6,876	$817	$1,656	$98	$9,447	$3,753	$244	$3,997	$570	$14,014
Provision for loan losses	(118)	189	484	(4)	551	157	14	171	(122)	600
Charge-offs	(25)	0	(90)	0	(115)	(271)	(71)	(342)	0	(457)
Recoveries	114	2	70	0	186	95	22	117	0	303
Balance, end of period	$6,847	$1,008	$2,120	$94	$10,069	$3,734	$209	$3,943	$448	$14,460
June 30, 2018
Balance, beginning of period	$6,763	$417	$1,446	$84	$8,710	$3,400	$211	$3,611	$475	$12,796
Provision for loan losses	(411)	300	152	(4)	37	202	51	253	110	400
Charge-offs	0	0	0	0	0	(86)	(118)	(204)	0	(204)
Recoveries	328	3	0	0	331	28	86	114	0	445
Balance, end of period	$6,680	$720	$1,598	$80	$9,078	$3,544	$230	$3,774	$585	$13,437

The ALL at June 30, 2019, increased $446,000 from December 31, 2018, reflecting the $600,000 provision for loan losses and net charge-offs during the quarter. Net charge-offs totaled $(23,000) and $(154,000) for the three and six months ended June 30, 2019 compared with net recoveries of $237,000 and $241,000 for the same periods in 2018. The ratio of annualized net charge-offs (recoveries) to average loans outstanding was 0.01% and 0.02% for the three and six months ended June 30, 2019 compared with (0.09)% and (0.05)% for 2018. Classified loans totaled $15,764,000 at June 30, 2019, or 1.0% of total loans outstanding, and increased from $12,737,000 at December 31, 2018, or 1.0% of loans outstanding. The asset quality ratios previously noted are indicative of the continued benefit the Company has received from favorable historical charge-off statistics and generally stable economic and market conditions for the last few years, even while the loan portfolio has been growing. Recent loan growth trends contributed to management's determination that a provision for loan losses was required to maintain an adequate ALL, with an ALL to total loans ratio of 0.90% at June 30, 2019. A principal factor impacting a comparison with the ALL to total loans ratio of 1.26% at June 30, 2018, was loans acquired in the Mercersburg and Hamilton transactions that were recorded at fair value, which incorporated a credit factor, and did not require an increase in the Company's ALL.
Despite generally favorable historical charge-off data and stable economic and market conditions, the growth the Company has experienced in its loan portfolio may result in the need for additional provisions for loan losses in future quarters.

The following table summarizes the ending loan balances individually or collectively evaluated for impairment based on loan type, as well as the ALL allocation for each, at June 30, 2019 and December 31, 2018, excluding PCI loans.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
June 30, 2019
Loans allocated by:
Individually evaluated for impairment	$2,121	$0	$253	$0	$2,374	$3,109	$8	$3,117	$0	$5,491
Collectively evaluated for impairment	681,846	69,828	219,298	48,358	1,019,330	534,471	42,378	576,849	0	1,596,179
	$683,967	$69,828	$219,551	$48,358	$1,021,704	$537,580	$42,386	$579,966	$0	$1,601,670
ALL allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$37	$0	$37	$0	$37
Collectively evaluated for impairment	6,847	1,008	2,120	94	10,069	3,697	209	3,906	448	14,423
	$6,847	$1,008	$2,120	$94	$10,069	$3,734	$209	$3,943	$448	$14,460
December 31, 2018
Loans allocated by:
Individually evaluated for impairment	$2,320	$0	$286	$0	$2,606	$3,691	$0	$3,691	$0	$6,297
Collectively evaluated for impairment	559,424	49,436	160,678	50,982	820,520	387,429	33,411	420,840	0	1,241,360
	$561,744	$49,436	$160,964	$50,982	$823,126	$391,120	$33,411	$424,531	$0	$1,247,657
ALL allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$38	$0	$38	$0	$38
Collectively evaluated for impairment	6,876	817	1,656	98	9,447	3,715	244	3,959	570	13,976
	$6,876	$817	$1,656	$98	$9,447	$3,753	$244	$3,997	$570	$14,014
In addition to the specific reserve allocations on impaired loans noted previously, 17 loans, with aggregate outstanding principal balances of $3,683,000, have had cumulative partial charge-offs to the ALL totaling $873,000 at June 30, 2019. As updated appraisals were received on collateral-dependent loans, partial charge-offs were taken to the extent the loans’ principal balance exceeded their fair value.
Management believes the allocation of the ALL between the various loan classes adequately reflects the probable incurred credit losses in each portfolio and is based on the methodology outlined in Note 4, Loans and Allowance for Loan Losses, to the Consolidated Financial Statements under Part I, Item 1, "Financial Information." Management re-evaluates and makes enhancements to its reserve methodology to better reflect the risks inherent in the different segments of the portfolio, particularly in light of increased charge-offs, with noticeable differences between the different loan classes. Management believes these enhancements to the ALL methodology improve the accuracy of quantifying probable incurred credit losses inherent in the portfolio. Management charges actual loan losses to the reserve and bases the provision for loan losses on its overall analysis.
The unallocated portion of the ALL reflects estimated inherent losses within the portfolio that have not been detected, as well as the risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the ALL totaled $448,000, or 3.1% of the ALL balance, at June 30, 2019 compared with $570,000, or 4.1% of the ALL balance at December 31, 2018. The Company monitors the unallocated portion of the ALL and, by policy, has determined it should not exceed 6% of the total reserve. Future negative provisions for loan losses may result if the unallocated portion was to increase, and management determined the reserves were not required for the anticipated risk in the portfolio.

Management believes the Company’s ALL is adequate based on currently available information. Future adjustments to the ALL and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.
Deposits
Deposits totaled $2,015,541,000 at June 30, 2019, an increase of $456,785,000, or 29.3%, from $1,558,756,000 at December 31, 2018.
Noninterest-bearing deposits increased $42,362,000, or 20.7%, from December 31, 2018 to June 30, 2019. Interest-bearing deposits totaled $1,768,336,000 at June 30, 2019, an increase of $414,423,000, or 30.6% from the $1,353,913,000 balance at December 31, 2018. The Hamilton acquisition contributed approximately 80% of the increase in noninterest-bearing deposits and approximately 85% of the increase in interest-bearing deposits.
The Company continues to increase both noninterest-bearing and interest-bearing deposit relationships from its enhanced cash management offerings as it increases its commercial relationships. Deposit growth in the first six months of 2019 was principally used to reduce total borrowings and to fund growth in the loan and investment portfolios.
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
Shareholders’ equity totaled $219,868,000 at June 30, 2019, and increased $46,435,000 or 26.8%, from $173,433,000 at December 31, 2018. The increase was attributable to growth in retained earnings totaling $5,789,000 for the six months ended June 30, 2019, net of dividends paid on common stock totaling $2,799,000, and improvement in net unrealized gains/losses in AOCI, net of taxes, totaling $6,380,000, and the issuance of the Company's common stock in connection with the acquisition of Hamilton totaling $36,622,000.
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
At June 30, 2019 and December 31, 2018, the Bank was considered well capitalized under applicable banking regulations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Prompt corrective action provisions are not applicable to bank holding companies, including financial holding companies.
Note 9, Shareholders' Equity and Regulatory Capital, to the Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Information," includes a table presenting capital amounts and ratios for the Company and the Bank at June 30, 2019 and December 31, 2018.
In addition to the minimum capital ratio requirement and minimum capital ratio to be well capitalized presented in the referenced table in Note 9, the Bank must maintain a capital conservation buffer as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, Item 1 - Business, under the topic Basel III Capital Rules. At June 30, 2019, the Bank's capital conservation buffer, based on the most restrictive Total Capital to risk weighted assets capital ratio, was 5.0%, which is greater than the 2.50% requirement for 2019.

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
Mergers and Acquisitions
See Note 2, Mergers and Acquisitions, to the Consolidated Financial Statements under Part I, Item 1, "Financial Statements" in this Form 10-Q.
Supplemental Reporting of Non-GAAP Measures
As a result of acquisitions, the Company has intangible assets consisting of goodwill and core deposit and other intangible assets totaling $27,761,000 and $16,502,000 at June 30, 2019 and December 31, 2018.
Management believes providing certain “non-GAAP” financial information will assist investors in their understanding of the effect of acquisition activity on reported results, particularly to overcome comparability issues related to the influence of intangibles (principally goodwill) created in acquisitions.
Tangible book value per share and net interest margin excluding the impact of purchase accounting, as used by the Company in this supplemental reporting presentation, are determined by methods other than in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). While we believe this information is a useful supplement to GAAP based measures presented in this Form 10-Q, readers are cautioned that this non-GAAP disclosure has limitations as an analytical tool, should not be viewed as a substitute for financial measures determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of our results and financial condition as reported under GAAP, nor are such measures necessarily comparable to non-GAAP performance measures that may be presented by other companies. This supplemental presentation should not be construed as an inference that our future results will be unaffected by similar adjustments to be determined in accordance with GAAP.
The following table presents the computation of each non-GAAP based measure shown together with its most directly comparable GAAP based measure.

(in thousands, except per share information)	June 30, 2019	December 31, 2018
Tangible Book Value per Common Share
Shareholders' equity	$219,868	$173,433
Goodwill and other intangible assets, net of related tax effect	26,052	15,698
Tangible common equity (non-GAAP)	$193,816	$157,735

Common shares outstanding	11,224	9,430

Book value per share (most directly comparable GAAP based measure)	$19.59	$18.39
Intangible assets per share	2.32	1.66
Tangible book value per share (non-GAAP)	$17.27	$16.73

	At or For The Three Months Ended		At or For The Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net Interest Margin (excluding the impact of purchase accounting)
Net interest margin as reported	3.61%	3.32%	3.52%	3.29%
Adjustment for purchase accounting:
Total interest-earning assets (loans)	(0.30)%	0.00%	(0.19)%	0.00%
Net Interest Margin (excluding the impact of purchase accounting) (non-GAAP)	3.31%	3.32%	3.33%	3.29%

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
We use simulation analysis to assess earnings at risk and net present value analysis to assess value at risk. These methods allow management to regularly monitor both the direction and magnitude of our interest rate risk exposure. These analyses require numerous assumptions including, but not limited to, changes in balance sheet mix, prepayment rates on loans and securities, cash flows and repricing of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity. Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rate due to the timing, magnitude and frequency of rate changes, changes in market conditions and strategies management may undertake to reduce the impact of any changes, particularly in a low interest rate environment, among other factors. However, the analyses are useful in quantifying risk and providing a relative gauge of our interest rate risk position over time.
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
The simulation analysis results are presented in the Earnings at Risk table below. At June 30, 2019, similar to at December 31, 2018, these results indicate the Company would be better positioned in a moderately rising rate environment than it would be if interest rates increased more substantially or decreased.
Value at Risk
Net present value analysis provides information on the risk inherent in the balance sheet that might not be taken into account in the simulation analysis due to the short time horizon used in that analysis. The net present value of the balance sheet incorporates the discounted present value of expected asset cash flows minus the discounted present value of expected liability cash flows. The analysis involves changing the interest rates used in determining the expected cash flows and in discounting the cash flows, assuming a point in time balance sheet with no management actions to actively manage the balance sheet for improved results. The resulting percentage change in net present value in various rate scenarios is an indication of the longer term repricing risk and options embedded in the balance sheet.
At June 30, 2019, similar to at December 31, 2018, these results indicate the Company would be better positioned in a rising interest rate environment than it would be if interest rates decreased.

Earnings at Risk			Value at Risk
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates (basis points)	June 30, 2019	December 31, 2018	Change in Market Interest Rates (basis points)	June 30, 2019	December 31, 2018
(100)	(2.1)%	(2.1)%	(100)	(25.0)%	(14.1)%
100	1.1%	(0.6)%	100	13.0%	6.1%
200	0.7%	(2.2)%	200	19.0%	7.1%

Item 4. Controls and Procedures
Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s management, including the Principal Executive Officer and Interim Chief Accounting Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at June 30, 2019.  Based on that evaluation, the Principal Executive Officer and Interim Chief Accounting Officer concluded that the disclosure controls and procedures were effective at June 30, 2019.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the second quarter of 2019.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
Information regarding legal proceedings is included in Note 13, Contingencies, to the Consolidated Financial Statements under Part I, Item 1, "Financial Statements" and incorporated herein by reference.
Item 1A – Risk Factors
Except as described below, there have been no material changes from the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Certain risk factors related to mergers and acquisitions in our Annual Report on Form 10-K for the year ended December 31, 2018 referenced risks associated with the completion of the Company's merger with Hamilton. As noted elsewhere in this Form 10-Q, the merger with Hamilton was completed on May 1, 2019 and our market area now includes Anne Arundel, Baltimore, and Howard Counties, Maryland, as well as Baltimore City, Maryland.

The risk factor related to changes in our accounting policies or in accounting standards appearing in our Annual Report on Form 10-K for the year ended December 31, 2018 referenced an adoption date in 2020 for ASU 2016-13, for changes in measurement of credit losses. As noted elsewhere in this Form 10-Q, the FASB has proposed a delay in the effective date of this ASU for smaller reporting companies until fiscal years beginning after December 15, 2022, with earlier adoption permitted. The Company is evaluating the impact of the proposed delay for adoption of the update.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
No shares of the Company were repurchased from April 1, 2019 to June 30, 2019.
In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. At June 30, 2019, 82,725 shares had been repurchased under the program at a total cost of $1,438,000, or 17.38 per share. The maximum number of shares that may yet be purchased under the plan is 333,275 at June 30, 2019.
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

3.1	Articles of Incorporation as amended, incorporated by reference to Exhibit 3.1 of the Registrant’s Report on Form 8-K filed on January 29, 2010.

3.2	By-laws as amended, incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 8-K filed January 30, 2018.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed February 8, 2010 (File No. 333-164780).

10.1	Employment Agreement between Orrstown Financial Services, Inc. and Thomas R. Brugger, incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K filed June 25, 2019.

10.2
Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Thomas R. Brugger, incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 8-K filed June 25, 2019.

31.1	Rule 13a – 14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a – 14(a)/15d-14(a) Certifications (Interim Chief Accounting Officer)

32.1	Section 1350 Certifications (Principal Executive Officer)

32.2	Section 1350 Certifications (Interim Chief Accounting Officer)

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

/s/ Thomas R. Quinn, Jr.
Thomas R. Quinn, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gary A. Manley
Gary A. Manley
Interim Chief Accounting Officer
(Chief Accounting Officer)

Date: August 8, 2019