Form 10-Q
period 2019-09-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2019-11-08
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Number of shares outstanding of the registrant’s Common Stock as of October 31, 2019: 11,190,199.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements
Consolidated Balance Sheets (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

(Dollars in thousands, except per share information)	September 30, 2019	December 31, 2018
Assets
Cash and due from banks	$31,872	$26,156
Interest-bearing deposits with banks	19,051	45,664
Federal funds sold	0	16,995
Cash and cash equivalents	50,923	88,815
Restricted investments in bank stocks	11,399	10,842
Securities available for sale	481,120	465,844
Loans held for sale	7,610	3,340
Loans	1,593,105	1,247,657
Less: Allowance for loan losses	(14,809)	(14,014)
Net loans	1,578,296	1,233,643
Premises and equipment, net	43,031	38,201
Cash surrender value of life insurance	62,207	41,327
Goodwill	19,925	12,592
Other intangible assets, net	7,654	3,910
Accrued interest receivable	6,546	5,927
Other assets	44,966	29,947
Total assets	$2,313,677	$1,934,388
Liabilities
Deposits:
Noninterest-bearing	$246,773	$204,843
Interest-bearing	1,676,681	1,353,913
Total deposits	1,923,454	1,558,756
Short-term borrowings	36,605	64,069
Long-term debt	63,165	83,450
Subordinated notes	31,834	31,859
Accrued interest and other liabilities	35,126	22,821
Total liabilities	2,090,184	1,760,955
Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	0	0
Common stock, no par value—$0.05205 stated value per share 50,000,000 shares authorized; 11,220,804 and 9,439,255 shares issued; 11,175,299 and 9,430,224 shares outstanding	584	491
Additional paid - in capital	188,582	151,678
Retained earnings	32,690	24,472
Accumulated other comprehensive income (loss)	2,675	(2,972)
Treasury stock—common, 45,505 and 9,031 shares, at cost	(1,038)	(236)
Total shareholders’ equity	223,493	173,433
Total liabilities and shareholders’ equity	$2,313,677	$1,934,388
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share information)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest income
Loans	$19,999	$12,281	$54,611	$35,068
Investment securities - taxable	3,787	2,922	10,958	7,754
Investment securities - tax-exempt	309	955	1,783	2,834
Short-term investments	561	68	1,237	169
Total interest income	24,656	16,226	68,589	45,825
Interest expense
Deposits	5,774	2,780	14,338	6,765
Short-term borrowings	39	332	316	1,097
Long-term debt	433	410	1,408	1,222
Subordinated notes	490	0	1,486	0
Total interest expense	6,736	3,522	17,548	9,084
Net interest income	17,920	12,704	51,041	36,741
Provision for loan losses	300	200	900	600
Net interest income after provision for loan losses	17,620	12,504	50,141	36,141
Noninterest income
Service charges on deposit accounts	1,761	1,524	4,930	4,405
Other service charges, commissions and fees	372	492	959	1,430
Loan swap referral fees	629	0	629	0
Trust and investment management income	1,892	1,668	5,399	5,037
Brokerage income	654	455	1,804	1,514
Mortgage banking activities	623	735	1,743	2,049
Income from life insurance	479	533	1,505	1,101
Other income	44	56	188	272
Investment securities gains	2,328	29	4,731	891
Total noninterest income	8,782	5,492	21,888	16,699
Noninterest expenses
Salaries and employee benefits	10,489	7,610	28,088	23,487
Occupancy	1,133	775	3,200	2,252
Furniture and equipment	1,252	990	3,415	2,977
Data processing	830	661	2,658	1,875
Telephone and communication	198	181	612	542
Automated teller and interchange fees	270	187	744	548
Advertising and bank promotions	279	279	1,348	898
FDIC insurance	(9)	169	397	507
Legal fees	189	215	362	364
Other professional services	625	361	1,716	1,140
Directors' compensation	228	207	725	663
Real estate owned	22	18	36	96
Taxes other than income	306	259	926	761
Intangible asset amortization	486	24	1,096	72
Merger related	471	319	7,976	473
Insurance claim receivable write off	0	0	615	0
Other operating expenses	1,392	1,081	3,743	3,022
Total noninterest expenses	18,161	13,336	57,657	39,677
Income before income tax expense	8,241	4,660	14,372	13,163
Income tax expense	1,340	644	1,682	1,510
Net income	$6,901	$4,016	$12,690	$11,653
Per share information:
Basic earnings per share	$0.63	$0.50	$1.25	$1.44
Diluted earnings per share	0.62	0.49	1.23	1.41
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income	$6,901	$4,016	$12,690	$11,653
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale arising during the period	1,400	(3,488)	11,880	(9,637)
Reclassification adjustment for gains realized in net income	(2,328)	(29)	(4,731)	(891)
Net unrealized gains (losses)	(928)	(3,517)	7,149	(10,528)
Tax effect	195	738	(1,502)	2,211
Total other comprehensive income (loss), net of tax and reclassification adjustments	(733)	(2,779)	5,647	(8,317)
Total comprehensive income	$6,168	$1,237	$18,337	$3,336
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended September 30, 2018
(Dollars in thousands, except per share information)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, June 30, 2018	$438	$126,402	$21,584	$(2,693)	$(594)	$145,137
Net income	0	0	4,016	0	0	4,016
Total other comprehensive loss, net of taxes	0	0	0	(2,779)	0	(2,779)
Cash dividends ($0.13 per share)	0	0	(1,071)	0	0	(1,071)
Share-based compensation plans:
30,321 net common shares forfeited and 15,251 net treasury shares issued, including compensation expense totaling $188	(1)	(142)	0	0	397	254
Balance, September 30, 2018	$437	$126,260	$24,529	$(5,472)	$(197)	$145,557

	Nine Months Ended September 30, 2018
(Dollars in thousands, except per share information)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2018	$435	$125,458	$16,042	$2,845	$(15)	$144,765
Net income	0	0	11,653	0	0	11,653
Total other comprehensive loss, net of taxes	0	0	0	(8,317)	0	(8,317)
Cash dividends ($0.38 per share)	0	0	(3,166)	0	0	(3,166)
Share-based compensation plans:
45,302 net common shares issued and 6,714 net treasury shares acquired, including compensation expense totaling $1,112	2	802	0	0	(182)	622
Balance, September 30, 2018	$437	$126,260	$24,529	$(5,472)	$(197)	$145,557

	Three Months Ended September 30, 2019
(Dollars in thousands, except per share information)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, June 30, 2019	$584	$188,414	$27,462	$3,408	$0	$219,868
Net income	0	0	6,901	0	0	6,901
Total other comprehensive loss, net of taxes	0	0	0	(733)	0	(733)
Cash dividends ($0.15 per share)	0	0	(1,673)	0	0	(1,673)
Share-based compensation plans:
48,694 net common shares vested/repurchased and 45,505 net treasury shares acquired, including compensation expense totaling $475	0	168	0	0	(1,038)	(870)
Balance, September 30, 2019	$584	$188,582	$32,690	$2,675	$(1,038)	$223,493

	Nine Months Ended September 30, 2019
(Dollars in thousands, except per share information)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2019	$491	$151,678	$24,472	$(2,972)	$(236)	$173,433
Net income	0	0	12,690	0	0	12,690
Total other comprehensive loss, net of taxes	0	0	0	5,647	0	5,647
Cash dividends ($0.45 per share)	0	0	(4,472)	0	0	(4,472)
Issuance of stock (1,765,704 common shares) to acquire Hamilton Bancorp, Inc.	92	36,530	0	0	0	36,622
Share-based compensation plans:
15,845 net common shares issued and 36,474 net treasury shares acquired, including compensation expense of $1,154	1	374	0	0	(802)	(427)
Balance, September 30, 2019	$584	$188,582	$32,690	$2,675	$(1,038)	$223,493

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2018
Cash flows from operating activities
Net income	$12,690	$11,653
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization (discount accretion)	(1,594)	1,356
Depreciation and amortization (including amortization of ROU assets)	3,970	2,572
Provision for loan losses	900	600
Share-based compensation	1,154	1,112
Net gain on sales of loans originated for sale	(1,653)	(1,687)
Mortgage loans originated for sale	(78,242)	(71,008)
Proceeds from sales of loans originated for sale	75,276	73,679
Gain on sale of portfolio loans	0	(291)
Net gain on disposal of OREO	(8)	(111)
Writedown of OREO	0	24
Net loss on disposal of premises and equipment	137	16
Deferred income taxes	1,348	756
Investment securities gains	(4,731)	(891)
Income from life insurance	(1,505)	(1,101)
(Increase) decrease in accrued interest receivable	742	(345)
Increase in accrued interest payable and other liabilities	(5,618)	(46)
Other, net	589	(1,158)
Net cash provided by operating activities	3,455	15,130
Cash flows from investing activities
Proceeds from sales of AFS securities	199,910	113,180
Maturities, repayments and calls of AFS securities	22,934	12,793
Purchases of AFS securities	(166,694)	(211,014)
Net cash and cash equivalents received from acquisitions	29,442	0
Net redemptions of restricted investments in bank stocks	2,101	660
Net (increase) decrease in loans	4,023	(78,497)
Proceeds from sales of portfolio loans	0	3,589
Purchases of bank premises and equipment	(3,226)	(3,078)
Proceeds from disposal of OREO	724	1,260
Proceeds from disposal of bank premises and equipment	0	7
Purchases of bank owned life insurance	(2,280)	(900)
Proceeds from settlement of life insurance contracts	571	576
Net cash provided by (used in) investing activities	87,505	(161,424)
Cash flows from financing activities
Net increase (decrease) in deposits	(23,598)	209,655
Net decrease in borrowings with original maturities less than 90 days	(2,464)	(8,223)
Payments on other short-term borrowings	(25,000)	(40,000)
Proceeds from long-term debt	20,000	0
Payments on long-term debt	(91,678)	(272)
Subordinated note issuance costs	(59)	0
Dividends paid	(4,472)	(3,166)
Treasury shares repurchased for employee taxes associated with restricted stock vesting	(1,694)	(651)
Proceeds from issuance of stock for option exercises and employee stock purchase plan	113	161
Net cash provided by (used in) financing activities	(128,852)	157,504
Net increase (decrease) in cash and cash equivalents	(37,892)	11,210
Cash and cash equivalents at beginning of period	88,815	29,807
Cash and cash equivalents at end of period	$50,923	$41,017

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$17,573	$8,991
Income taxes	0	60
Supplemental schedule of noncash investing activities:
OREO acquired in settlement of loans	161	538
ROU assets obtained in exchange for lease obligations	8,115	0

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
Basis of Presentation – The accompanying condensed consolidated financial statements include the accounts of Orrstown Financial Services, Inc. and its wholly owned subsidiaries, the Bank and Wheatland. The Company has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, SEC rules that permit reduced disclosure for interim periods, and Article 10 of Regulation S-X. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements. The December 31, 2018 consolidated balance sheet information contained in this Quarterly Report on Form 10-Q was derived from the 2018 audited consolidated financial statements. Interim results are not necessarily indicative of results for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications may have been made to prior year amounts to conform with current year classifications.
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

Recent Accounting Pronouncements - ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update require an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the amendments in this update amend the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For certain public companies, this update will be effective for interim and annual periods beginning after December 15, 2019. On October 16, 2019, the FASB extended the implementation deadline for smaller reporting and other companies until the fiscal year and interim periods beginning after December 15, 2022. The Company currently meets the requirements to be considered a smaller reporting company under SEC Regulation S-K and SEC Rule 405, and, pending the issuance of a final pronouncement, is evaluating the impact of the delay for adoption of the update.

We are working with a third party vendor solution to assist with the application of ASU 2016-13 and finalizing the loss estimation models to be used. Once management determines which methods will be utilized, a third party will be contracted to perform a model validation prior to adoption. While we anticipate the allowance for loan losses will increase under our current assumptions, we expect the impact of adopting ASU 2016-13 will be influenced by the composition, characteristics and quality of our loan and securities portfolios, as well as general economic conditions and forecasts at the adoption date.

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

The Mercersburg acquisition was accounted for using the acquisition method of accounting and, accordingly, purchased assets, including identifiable intangible assets, and assumed liabilities were recorded at their respective acquisition date fair values. The fair value measurements of assets acquired and liabilities assumed were subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values became available. No material measurement period adjustments were made in the nine months ended September 30, 2019. The results of operations for the Company include Mercersburg's results from and after October 1, 2018.

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
The fair value of assets acquired, excluding goodwill, totaled $492,844,000, including loans totaling $347,361,000. The fair value of liabilities assumed totaled $449,358,000, including deposits totaling $388,246,000. Goodwill represents consideration transferred in excess of the fair value of the net assets acquired. At May 1, 2019, the Company recognized $7,333,000 in goodwill associated with the Hamilton acquisition. The goodwill resulting from the acquisition represents the value expected from the expansion of our market in the Greater Baltimore area and the enhancement of our operations through customer synergies and efficiencies, thereby providing enhanced customer service. Goodwill acquired in the Hamilton acquisition is not deductible for tax purposes.

The Hamilton acquisition was accounted for using the acquisition method of accounting and, accordingly, purchased assets, including identifiable intangible assets, and assumed liabilities were recorded at their respective acquisition date fair values. The fair value measurements of assets acquired and liabilities assumed are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available. The Company continues to finalize the fair values of loans, intangible assets, other assets, income taxes and liabilities. As a result, the fair value adjustments are preliminary and may change as information becomes available. Fair value adjustments will be finalized no later than May 2020. No material measurement period adjustments were made from the date of acquisition through
September 30, 2019. The results of operations for the Company include Hamilton's results from and after May 1, 2019.
The following table summarizes the consideration paid for Hamilton and the estimated fair values of the assets acquired and liabilities assumed recognized at the acquisition date:

(Dollars in thousands)
Fair value of consideration transferred:
Cash	$14,197
Common stock issued	36,622
Total consideration transferred	$50,819

Estimated fair values of assets acquired and (liabilities) assumed:
Cash and cash equivalents	$43,140
Securities available for sale	60,882
Restricted investments in bank stocks	2,658
Loans	347,361
Premises and equipment	3,749
Core deposit intangible	4,550
Goodwill	7,333
Cash surrender value of life insurance	17,948
Deferred tax asset, net	5,838
ROU lease asset	2,793
Other assets	3,925
Total assets acquired	500,177

Deposits	(388,246)
Borrowings	(51,393)
Other liabilities	(9,719)
Total liabilities assumed	(449,358)
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

(in thousands)	Performing	PCI	Total
Commercial real estate:
Owner-occupied	$42,148	$6,324	$48,472
Non-owner occupied	45,401	770	46,171
Multi-family	10,773	0	10,773
Acquisition and development:
1-4 family residential construction	7,450	0	7,450
Commercial and land development	4,528	0	4,528
Commercial and industrial	32,316	1,702	34,018
Residential mortgage:
First lien	152,657	10,494	163,151
Home-equity - term	4,478	1	4,479
Home equity - lines of credit	13,657	0	13,657
Installment and other loans	14,467	195	14,662
Total loans acquired	$327,875	$19,486	$347,361

The following table presents the fair value adjustments made to the amortized cost basis of loans acquired at May 1, 2019.

(in thousands)
Gross amortized cost basis at acquisition	$362,125
Market rate adjustment	(5,309)
Credit fair value adjustment on non-credit impaired loans	(3,947)
Credit fair value adjustment on PCI loans	(5,508)
Estimated fair value of acquired loans	$347,361

The market rate adjustment represents the movement in market interest rates, irrespective of credit adjustments, compared to the contractual rates of the acquired loans. The credit fair value adjustment made on non-credit impaired loans represents the changes in credit quality of the underlying borrowers from loan inception to the acquisition date. The credit fair value adjustment on PCI loans is derived in accordance with ASC 310-30 and represents the portion of the loan balance that has been deemed uncollectible based on our expectations of future cash flows for each respective loan.

The following table provides information about acquired PCI loans at May 1, 2019.

(in thousands)
Contractually required principal and interest at acquisition	$31,599
Nonaccretable difference	(8,616)
Expected cash flows at acquisition	22,983
Accretable yield	(3,497)
Estimated fair value of acquired PCI loans	$19,486

Unaudited pro forma net income for the three and nine months ended September 30, 2018, would have totaled $4,353,000 and $6,869,000, and revenues would have totaled $28,862,000 and $87,557,000 for the same periods had the Mercersburg and Hamilton acquisitions occurred January 1, 2018. Unaudited pro forma net income for the three and nine months ended September 30, 2019, would have totaled $7,566,000 and $13,355,000, and revenues would have totaled $38,675,000 and $95,714,000 for the same periods had the Hamilton acquisition occurred January 1, 2019.
In connection with the Mercersburg and Hamilton acquisitions, we incurred merger related expenses totaling $471,000 and $7,976,000 for the three and nine months ended September 30, 2019, which are included in noninterest expenses. The expenses consisted primarily of $0 and $1,967,000 of investment banking, legal and consulting fees; $236,000 and $3,855,000 of information systems expense, including canceling of contracts; and $235,000 and $2,154,000 of other expenses, including payout of employee termination contracts.

NOTE 3. SECURITIES AVAILABLE FOR SALE
At September 30, 2019 and December 31, 2018, all investment securities were classified as AFS. The following table summarizes amortized cost and fair value of AFS securities, and the corresponding amounts of gross unrealized gains and losses recognized in AOCI, at September 30, 2019 and December 31, 2018.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019
States and political subdivisions	$77,553	$5,159	$0	$82,712
GSE residential CMOs	70,214	1,142	355	71,001
Private label commercial CMOs	87,848	146	227	87,767
Asset-backed and other	242,119	153	2,632	239,640
Totals	$477,734	$6,600	$3,214	$481,120
December 31, 2018
States and political subdivisions	$144,596	$1,919	$1,511	$145,004
GSE residential CMOs	110,421	332	2,689	108,064
Private label residential CMOs	144	0	1	143
Private label commercial CMOs	75,911	55	921	75,045
Asset-backed and other	138,535	126	1,073	137,588
Totals	$469,607	$2,432	$6,195	$465,844

The following table summarizes AFS securities with unrealized losses at September 30, 2019 and December 31, 2018, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
September 30, 2019
GSE residential CMOs	3	27,100	45	1	12,147	310	4	39,247	355
Private label commercial CMOs	7	33,093	71	6	34,644	156	13	67,737	227
Asset-backed and other	15	176,324	2,258	2	18,324	374	17	194,648	2,632
Totals	25	$236,517	$2,374	9	$65,115	$840	34	$301,632	$3,214
December 31, 2018
States and political subdivisions	27	$46,585	$662	6	$23,036	$849	33	$69,621	$1,511
GSE residential CMOs	1	18,037	122	7	46,168	2,567	8	64,205	2,689
Private label residential CMOs	1	143	1	0	0	0	1	143	1
Private label commercial CMOs	11	56,499	712	2	6,349	209	13	62,848	921
Asset-backed and other	6	78,900	859	3	10,808	214	9	89,708	1,073
Totals	46	$200,164	$2,356	18	$86,361	$3,839	64	$286,525	$6,195

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
GSE Residential CMOs. The unrealized losses presented in the table above have been caused by a widening of spreads and/or a rise in interest rates from the time these securities were purchased. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than its par value basis. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at September 30, 2019 or at December 31, 2018.
Private Label Residential CMOs, Private Label Commercial CMOs and Asset-backed and Other. The unrealized losses presented in the table above have been caused by a widening of spreads and/or a rise in interest rates from the time the securities were purchased. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at September 30, 2019 or at December 31, 2018.
The following table summarizes amortized cost and fair value of AFS securities by contractual maturity at September 30, 2019. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$230	$230
Due after one year through five years	0	0
Due after five years through ten years	26,456	27,952
Due after ten years	50,867	54,530
CMOs	158,062	158,768
Asset-backed and other	242,119	239,640
	$477,734	$481,120

The following table summarizes proceeds from sales of AFS securities and gross gains and gross losses for the three and nine months ended September 30, 2019 and 2018.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Proceeds from sale of AFS securities	$25,575	$25,070	$199,910	$113,180
Gross gains	2,328	185	4,956	1,237
Gross losses	0	156	225	346
AFS securities with a fair value of $161,627,000 and $164,233,000 at September 30, 2019 and December 31, 2018 were pledged to secure public funds and for other purposes as required or permitted by law.
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
The following table presents the loan portfolio by segment and class, excluding residential LHFS, at September 30, 2019 and December 31, 2018.

(Dollars in thousands)	September 30, 2019	December 31, 2018
Commercial real estate:
Owner occupied	$171,327	$129,650
Non-owner occupied	310,334	252,794
Multi-family	108,751	78,933
Non-owner occupied residential	120,395	100,367
Acquisition and development:
1-4 family residential construction	12,257	7,385
Commercial and land development	38,494	42,051
Commercial and industrial	215,734	160,964
Municipal	47,920	50,982
Residential mortgage:
First lien	353,811	235,296
Home equity - term	15,175	12,208
Home equity - lines of credit	159,930	143,616
Installment and other loans	38,977	33,411
Total Loans (1)	$1,593,105	$1,247,657
(1) Includes $425,940,000 and $135,009,000 of acquired loans at September 30, 2019 and December 31, 2018.

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

The following table summarizes the Company’s loan portfolio ratings based on its internal risk rating system at September 30, 2019 and December 31, 2018.

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	PCI Loans	Total
September 30, 2019
Commercial real estate:
Owner occupied	$153,327	$5,750	$2,664	$3,324	$0	$6,262	$171,327
Non-owner occupied	298,268	10,685	0	0	0	1,381	310,334
Multi-family	101,479	5,537	940	105	0	690	108,751
Non-owner occupied residential	113,248	3,139	1,246	137	0	2,625	120,395
Acquisition and development:
1-4 family residential construction	12,004	253	0	0	0	0	12,257
Commercial and land development	37,582	348	564	0	0	0	38,494
Commercial and industrial	198,348	2,316	10,101	1,089	0	3,880	215,734
Municipal	47,920	0	0	0	0	0	47,920
Residential mortgage:
First lien	340,619	713	0	2,547	0	9,932	353,811
Home equity - term	15,068	76	0	11	0	20	15,175
Home equity - lines of credit	159,063	75	39	753	0	0	159,930
Installment and other loans	38,715	0	0	7	0	255	38,977
	$1,515,641	$28,892	$15,554	$7,973	$0	$25,045	$1,593,105

December 31, 2018
Commercial real estate:
Owner occupied	$121,903	$3,024	$987	$1,880	$0	$1,856	$129,650
Non-owner occupied	242,136	10,008	0	0	0	650	252,794
Multi-family	71,482	5,886	717	131	0	717	78,933
Non-owner occupied residential	97,590	736	1,197	309	0	535	100,367
Acquisition and development:
1-4 family residential construction	7,385	0	0	0	0	0	7,385
Commercial and land development	41,251	25	583	0	0	192	42,051
Commercial and industrial	150,286	2,278	2,940	286	0	5,174	160,964
Municipal	50,982	0	0	0	0	0	50,982
Residential mortgage:
First lien	229,971	0	0	2,877	0	2,448	235,296
Home equity - term	12,170	0	0	16	0	22	12,208
Home equity - lines of credit	142,638	165	15	798	0	0	143,616
Installment and other loans	33,229	15	1	0	0	166	33,411
	$1,201,023	$22,137	$6,440	$6,297	$0	$11,760	$1,247,657

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
At September 30, 2019 and December 31, 2018, nearly all of the Company’s impaired loans’ extent of impairment were measured based on the estimated fair value of the collateral securing the loan, except for TDRs. By definition, TDRs are considered impaired. All restructured loans’ impairment was determined based on discounted cash flows for those loans classified as TDRs and still accruing interest. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it could also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
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
The following table, which excludes PCI loans, summarizes impaired loans by segment and class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at September 30, 2019 and December 31, 2018. The recorded investment in loans excludes accrued interest receivable due to insignificance. Related allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and any partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
September 30, 2019
Commercial real estate:
Owner occupied	$0	$0	$0	$3,324	$5,490
Multi-family	0	0	0	105	325
Non-owner occupied residential	26	48	0	111	319
Commercial and industrial	0	0	0	1,089	2,769
Residential mortgage:
First lien	498	498	36	2,049	3,098
Home equity - term	0	0	0	11	19
Home equity - lines of credit	0	0	0	753	1,081
Installment and other loans	0	0	0	7	17
	$524	$546	$36	$7,449	$13,118
December 31, 2018
Commercial real estate:
Owner occupied	$0	$0	$0	$1,880	$2,576
Multi-family	0	0	0	131	336
Non-owner occupied residential	0	0	0	309	632
Commercial and industrial	0	0	0	286	457
Residential mortgage:
First lien	743	743	38	2,134	2,727
Home equity - term	0	0	0	16	23
Home equity - lines of credit	0	0	0	798	1,081
	$743	$743	$38	$5,554	$7,832

The following table, which excludes PCI loans, summarizes the average recorded investment in impaired loans and related recognized interest income for the three and nine months ended September 30, 2019 and 2018.

	2019		2018
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Three Months Ended September 30,
Commercial real estate:
Owner-occupied	$2,126	$0	$1,569	$1
Non-owner occupied	150	0	0	0
Multi-family	110	0	144	0
Non-owner occupied residential	173	0	336	0
Acquisition and development:
1-4 family residential construction	0	0	201	0
Commercial and industrial	765	0	316	0
Residential mortgage:
First lien	2,392	12	2,900	15
Home equity – term	12	0	18	0
Home equity - lines of credit	768	0	692	0
Installment and other loans	8	0	1	0
	$6,504	$12	$6,177	$16
Nine Months Ended September 30,
Commercial real estate:
Owner occupied	$1,950	$1	$1,372	$2
Non-owner occupied	60	0	2,395	0
Multi-family	118	0	152	0
Non-owner occupied residential	246	0	355	0
Acquisition and development:
1-4 family residential construction	0	0	235	0
Commercial and industrial	469	0	330	0
Residential mortgage:
First lien	2,574	41	3,312	44
Home equity - term	13	0	20	0
Home equity - lines of credit	752	1	621	1
Installment and other loans	8	0	6	0
	$6,190	$43	$8,798	$47

The following table presents impaired loans that are TDRs, with the recorded investment at September 30, 2019 and December 31, 2018.

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing:
Commercial real estate:
Owner occupied	1	$30	1	$39
Residential mortgage:
First lien	10	992	11	1,069
Home equity - lines of credit	1	20	1	24
	12	1,042	13	1,132
Nonaccruing:
Commercial real estate:
Owner occupied	4	1,898	1	37
Residential mortgage:
First lien	5	368	8	658
	9	2,266	9	695
	21	$3,308	22	$1,827

There were three new commercial real estate owner occupied TDR's, totaling $1,867,000, for the quarter ended September 30, 2019. There were no modified restructured loans in 2018. No additional commitments have been made to borrowers whose loans are considered TDRs.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of loan portfolio summarized by aging categories of performing loans and nonaccrual loans at September 30, 2019 and December 31, 2018.

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
September 30, 2019
Commercial real estate:
Owner occupied	$161,771	$0	$0	$0	$0	$3,294	$165,065
Non-owner occupied	308,823	0	0	130	130	0	308,953
Multi-family	107,707	0	0	249	249	105	108,061
Non-owner occupied residential	117,301	225	69	38	332	137	117,770
Acquisition and development:
1-4 family residential construction	12,257	0	0	0	0	0	12,257
Commercial and land development	38,358	0	0	136	136	0	38,494
Commercial and industrial	210,112	320	333	0	653	1,089	211,854
Municipal	47,920	0	0	0	0	0	47,920
Residential mortgage:
First lien	339,460	1,101	1696	67	2,864	1,555	343,879
Home equity - term	15,122	17	0	5	22	11	15,155
Home equity - lines of credit	158,601	475	121	0	596	733	159,930
Installment and other loans	38,556	122	37	0	159	7	38,722
Subtotal	1,555,988	2,260	2,256	625	5,141	6,931	1,568,060
Loans acquired with credit deterioration:
Commercial real estate:
Owner occupied	6,089	131	0	42	173	0	6,262
Non-owner occupied	585	0	0	796	796	0	1,381
Multi-family	690	0	0	0	0	0	690
Non-owner occupied residential	2,025	0	188	412	600	0	2,625
Commercial and industrial	3,863	0	0	17	17	0	3,880
Residential mortgage:
First lien	8,459	74	357	1,042	1,473	0	9,932
Home equity - term	16	4	0	0	4	0	20
Installment and other loans	190	17	0	48	65	0	255
Subtotal	21,917	226	545	2,357	3,128	0	25,045
	$1,577,905	$2,486	$2,801	$2,982	$8,269	$6,931	$1,593,105

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
December 31, 2018
Commercial real estate:
Owner occupied	$125,887	$66	$0	$0	$66	$1,841	$127,794
Non-owner occupied	252,144	0	0	0	0	0	252,144
Multi-family	78,085	0	0	0	0	131	78,216
Non-owner occupied residential	99,268	226	29	0	255	309	99,832
Acquisition and development:
1-4 family residential construction	7,385	0	0	0	0	0	7,385
Commercial and land development	41,822	37	0	0	37	0	41,859
Commercial and industrial	154,988	411	105	0	516	286	155,790
Municipal	50,982	0	0	0	0	0	50,982
Residential mortgage:
First lien	228,714	1,592	734	0	2,326	1,808	232,848
Home equity - term	11,487	678	5	0	683	16	12,186
Home equity - lines of credit	142,394	420	28	0	448	774	143,616
Installment and other loans	33,135	66	44	0	110	0	33,245
Subtotal	1,226,291	3,496	945	0	4,441	5,165	1,235,897
Loans acquired with credit deterioration:
Commercial real estate:
Owner occupied	1,784	0	72	0	72	0	1,856
Non-owner occupied	650	0	0	0	0	0	650
Multi-family	717	0	0	0	0	0	717
Non-owner occupied residential	535	0	0	0	0	0	535
Acquisition and development:
Commercial and land development	192	0	0	0	0	0	192
Commercial and industrial	4,943	231	0	0	231	0	5,174
Residential mortgage:
First lien	1,971	382	42	53	477	0	2,448
Home equity - term	17	5	0	0	5	0	22
Installment and other loans	149	13	0	4	17	0	166
Subtotal	10,958	631	114	57	802	0	11,760
	$1,237,249	$4,127	$1,059	$57	$5,243	$5,165	$1,247,657

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

The following table presents the activity in the ALL for the three and nine months ended September 30, 2019 and 2018.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
September 30, 2019
Balance, beginning of period	$6,847	$1,008	$2,120	$94	$10,069	$3,734	$209	$3,943	$448	$14,460
Provision for loan losses	465	(188)	269	(1)	545	27	50	77	(322)	300
Charge-offs	0	0	(50)	0	(50)	(24)	(49)	(73)	0	(123)
Recoveries	111	0	33	0	144	5	23	28	0	172
Balance, end of period	$7,423	$820	$2,372	$93	$10,708	$3,742	$233	$3,975	$126	$14,809
September 30, 2018
Balance, beginning of period	$6,680	$720	$1,598	$80	$9,078	$3,544	$230	$3,774	$585	$13,437
Provision for loan losses	194	19	(38)	(1)	174	(45)	146	101	(75)	200
Charge-offs	(17)	0	0	0	(17)	(62)	(80)	(142)	0	(159)
Recoveries	200	0	1	0	201	102	31	133	0	334
Balance, end of period	$7,057	$739	$1,561	$79	$9,436	$3,539	$327	$3,866	$510	$13,812
Nine Months Ended
September 30, 2019
Balance, beginning of period	$6,876	$817	$1,656	$98	$9,447	$3,753	$244	$3,997	$570	$14,014
Provision for loan losses	347	1	753	(5)	1,096	184	64	248	(444)	900
Charge-offs	(25)	0	(140)	0	(165)	(295)	(121)	(416)	0	(581)
Recoveries	225	2	103	0	330	100	46	146	0	476
Balance, end of period	$7,423	$820	$2,372	$93	$10,708	$3,742	$233	$3,975	$126	$14,809
September 30, 2018
Balance, beginning of period	$6,763	$417	$1,446	$84	$8,710	$3,400	$211	$3,611	$475	$12,796
Provision for loan losses	(217)	319	114	(5)	211	157	197	354	35	600
Charge-offs	(17)	0	0	0	(17)	(148)	(198)	(346)	0	(363)
Recoveries	528	3	1	0	532	130	117	247	0	779
Balance, end of period	$7,057	$739	$1,561	$79	$9,436	$3,539	$327	$3,866	$510	$13,812

The following table summarizes the ending loan balance individually evaluated for impairment based upon loan segment, as well as the related ALL loss allocation for each at September 30, 2019 and December 31, 2018, including PCI loans.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
September 30, 2019
Loans allocated by:
Individually evaluated for impairment	$3,566	$0	$1,089	$0	$4,655	$3,311	$7	$3,318	$0	$7,973
Collectively evaluated for impairment	707,241	50,751	214,645	47,920	1,020,557	525,605	38,970	564,575	0	1,585,132
	$710,807	$50,751	$215,734	$47,920	$1,025,212	$528,916	$38,977	$567,893	$0	$1,593,105
ALL allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$36	$0	$36	$0	$36
Collectively evaluated for impairment	7,423	820	2,372	93	10,708	3,706	233	3,939	126	14,773
	$7,423	$820	$2,372	$93	$10,708	$3,742	$233	$3,975	$126	$14,809
December 31, 2018
Loans allocated by:
Individually evaluated for impairment	$2,320	$0	$286	$0	$2,606	$3,691	$0	$3,691	$0	$6,297
Collectively evaluated for impairment	559,424	49,436	160,678	50,982	820,520	387,429	33,411	420,840	0	1,241,360
	$561,744	$49,436	$160,964	$50,982	$823,126	$391,120	$33,411	$424,531	$0	$1,247,657
ALL allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$38	$0	$38	$0	$38
Collectively evaluated for impairment	6,876	817	1,656	98	9,447	3,715	244	3,959	570	13,976
	$6,876	$817	$1,656	$98	$9,447	$3,753	$244	$3,997	$570	$14,014

The following table provides activity for the accretable yield of purchased credit impaired loans for the three and nine months ended September 30, 2019.

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2019
Accretable yield, beginning of period	$4,988	$2,065
New loans purchased	0	3,497
Accretion of income	(422)	(1,814)
Reclassifications from nonaccretable difference due to improvement in expected cash flows	825	1,441
Other changes, net	319	521
Accretable yield, end of period	$5,710	$5,710

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents changes in goodwill at September 30, 2019 and December 31, 2018.

(Dollars in thousands)	September 30, 2019	December 31, 2018
Balance, beginning of year	$12,592	$719
Acquired goodwill	7,029	11,873
Adjustments to acquired goodwill	304	0
Balance, end of period	$19,925	$12,592

The following table presents changes in other intangible assets for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Beginning of period	$8,140	$308	$3,910	$356
Acquired CDI	0	0	4,550	0
Non-compete agreement	0	0	290	0
Amortization Expense	(486)	(24)	(1,096)	(72)
Balance, end of period	$7,654	$284	$7,654	$284

The following table presents the components of other identifiable intangible assets at September 30, 2019 and December 31, 2018.

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$8,390	$1,106	$3,840	$190
Other customer relationship intangibles	931	730	931	671
Non-compete agreement	290	121	0	0
Total	$9,611	$1,957	$4,771	$861

The following table presents estimated aggregate amortization expense for intangible assets remaining at September 30, 2019.

(Dollars in thousands)
Remainder of 2019	$474
2020	1,591
2021	1,313
2022	1,137
2023	960
Thereafter	2,179
$7,654

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
The following table summarizes the Company's ROU assets and related lease liabilities for the three and nine months at September 30, 2019.

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2019
Cash paid for operating lease liabilities	330	$791
Right-of-use assets obtained in exchange for operating lease obligations (1)	0	$10,908
Weighted-average remaining lease term (in years)	17.6	17.6
Weighted-average discount rate	4.5%	4.5%
(1) Includes $7,971,000 for operating leases existing on January 1, 2019, $144,000 for operating leases that commenced in the first quarter of 2019, and $2,793,000 for operating leases that were acquired in the second quarter of 2019.
The following table presents maturities of the Company's lease liabilities.

(Dollars in thousands)
Remainder of 2019	$332
2020	1,336
2021	1,207
2022	788
2023	810
2024	801
Thereafter	10,976
16,250
Less imputed interest	5,810
Total lease liabilities	$10,440

NOTE 7. INCOME TAXES
The Company files income tax returns in the U.S. federal jurisdiction, the Commonwealth of Pennsylvania and the State of Maryland. The Company is no longer subject to tax examination by tax authorities for years before 2015.
The following table summarizes income tax expense for the three and nine months ended September 30, 2019 and 2018.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Current expense	$244	$406	$334	$754
Deferred expense	1,096	238	1,348	756
Income tax expense	$1,340	$644	$1,682	$1,510

Income tax expense includes $489,000 and $6,000 related to net securities gains for the three months ended September 30, 2019 and 2018, and $994,000 and $187,000 related to net security gains for the nine months ended September 30, 2019 and 2018.
The following table summarizes deferred tax assets and liabilities at September 30, 2019 and December 31, 2018.

(Dollars in thousands)	September 30, 2019	December 31, 2018
Deferred tax assets:
Allowance for loan losses	$3,465	$3,143
Deferred compensation	396	723
Retirement and salary continuation plans	2,326	1,416
Share-based compensation	592	742
Off-balance sheet reserves	270	219
Nonaccrual loan interest	843	537
Net unrealized losses on AFS securities	0	791
Purchase accounting adjustments	4,349	1,795
Bonus accrual	366	470
Low-income housing credit carryforward	341	641
Net operating loss carryovers	1,872	0
Other	473	321
Total deferred tax assets	15,293	10,798
Deferred tax liabilities:
Depreciation	440	458
Net unrealized gains on AFS securities	711	0
Mortgage servicing rights	644	590
Purchase accounting adjustments	1,682	1,021
Other	250	150
Total deferred tax liabilities	3,727	2,219
Net deferred tax asset, included in Other Assets	$11,566	$8,579
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
At September 30, 2019, the Company had low-income housing credit carryforwards that expire through 2038 and acquired federal and state net operating loss carryforwards, that are subject to annual loss limitation limits, that expire through 2037.
NOTE 8. SHARE-BASED COMPENSATION PLANS
The Company maintains share-based compensation plans under the shareholder-approved 2011 Plan. The purpose of the share-based compensation plans is to provide officers, employees, and non-employee members of the Board of Directors of the Company with additional incentive to further the success of the Company. At September 30, 2019, 881,920 shares of the common stock of the Company were reserved to be issued and 483,178 shares were available to be issued.
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

The table below presents a summary of nonvested restricted shares activity for the nine months ended September 30, 2019.

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares, beginning of year	275,412	$20.33
Granted	86,543	19.71
Forfeited	(35,869)	19.42
Vested	(114,405)	17.22
Nonvested shares, at period end	211,681	$21.91
The following table presents restricted shares compensation expense, with tax benefit information, and fair value of shares vested, for the three and nine months ended September 30, 2019 and 2018.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Restricted share award expense	$470	$179	$1,146	$1,099
Restricted share award tax benefit	212	38	361	231
Fair value of shares vested	2,056	0	2,500	1,056
The unrecognized compensation expense related to the share awards totaled $1,993,000 at September 30, 2019 and $2,115,000 at December 31, 2018. The unrecognized compensation expense at September 30, 2019 is expected to be recognized over a weighted-average period of 1.7 years.
The following table presents a summary of outstanding stock options activity for the nine months ended September 30, 2019.

	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	40,984	$24.34
Expired	(10,425)	32.47
Options outstanding and exercisable	30,559	$21.56
The exercise price of each option equals the market price of the Company’s stock on the grant date. An option’s maximum term is ten years. All options are fully vested upon issuance. The following table presents information pertaining to options outstanding and exercisable at September 30, 2019.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$21.14 - $25.76	30,559	0.78	$21.56
Outstanding and exercisable options had an intrinsic value of $21,000 at September 30, 2019 and $0 at December 31, 2018.
The Company maintains an employee stock purchase plan to provide employees of the Company an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed 10% of their annual salary, at the lower of 95% of the fair market value of the shares on the semi-annual offering date or related purchase date. The Company reserved 350,000 shares of its common stock to be issued under the employee stock purchase plan. At September 30, 2019, 168,066 shares were available to be issued.
The following table presents information for the employee stock purchase plan for the three and nine months ended September 30, 2019 and 2018.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands except share information)	2019	2018	2019	2018
Shares purchased	2,395	2,951	5,399	5,907
Weighted average price of shares purchased	$22.87	$22.61	$20.69	$23.04
Compensation expense recognized	5	10	8	14
Tax benefits	1	2	2	3
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
Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject at September 30, 2019 and December 31, 2018.
At September 30, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's classification. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.
The following table presents capital amounts and ratios at September 30, 2019 and December 31, 2018.

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019
Total Capital to risk weighted assets
Consolidated	$240,674	14.5%	$174,255	10.5%	n/a	n/a
Bank	226,296	13.6%	174,112	10.5%	$165,821	10.0%
Tier 1 Capital to risk weighted assets
Consolidated	192,818	11.6%	141,064	8.5%	n/a	n/a
Bank	210,274	12.7%	140,948	8.5%	132,656	8.0%
Common Tier 1 (CET1) to risk weighted assets
Consolidated	192,818	11.6%	116,170	7.0%	n/a	n/a
Bank	210,274	12.7%	116,074	7.0%	107,783	6.5%
Tier 1 Capital to average assets
Consolidated	192,818	8.2%	94,360	4.0%	n/a	n/a
Bank	210,274	8.9%	94,413	4.0%	118,016	5.0%
December 31, 2018
Total Capital to risk weighted assets
Consolidated	$206,988	15.6%	$131,393	9.875%	n/a	n/a
Bank	177,892	13.4%	131,286	9.875%	$132,948	10.0%
Tier 1 Capital to risk weighted assets
Consolidated	160,117	12.0%	104,782	7.875%	n/a	n/a
Bank	162,880	12.3%	104,696	7.875%	106,358	8.0%
Common Tier 1 (CET1) to risk weighted assets
Consolidated	160,117	12.0%	84,823	6.375%	n/a	n/a
Bank	162,880	12.3%	84,754	6.375%	86,416	6.5%
Tier 1 Capital to average assets
Consolidated	160,117	8.4%	76,089	4.0%	n/a	n/a
Bank	162,880	8.6%	76,113	4.0%	95,142	5.0%

In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act of 1934, as amended. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. At September 30, 2019, 82,725 shares had been repurchased under the program at a total cost of $1,438,000, or $17.38 per share.
On October 23, 2019, the Board declared a cash dividend of $0.15 per common share, which will be paid on November 12, 2019 to shareholders of record at November 4, 2019.
NOTE 10. EARNINGS PER SHARE
The following table presents earnings per share for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share information)	2019	2018	2019	2018
Net income	$6,901	$4,016	$12,690	$11,653
Weighted average shares outstanding - basic	10,949	8,099	10,159	8,092
Dilutive effect of share-based compensation	145	172	159	182
Weighted average shares outstanding - diluted	11,094	8,271	10,318	8,274
Per share information:
Basic earnings per share	$0.63	$0.50	$1.25	$1.44
Diluted earnings per share	0.62	0.49	1.23	1.41

Average outstanding stock options and restricted shares totaling 21,000 and 21,000 for the three months ended September 30, 2019 and 2018, and totaling 36,000 and 23,000 for the nine months ended September 30, 2019 and 2018, were not included in the computation of earnings per share because the effect was antidilutive, due to the exercise price exceeding the average market price. The dilutive effect of share-based compensation in each period above relates principally to restricted stock awards.

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

	Contract or Notional Amount
(Dollars in thousands)	September 30, 2019	December 31, 2018
Commitments to fund:
Home equity lines of credit	$201,353	$160,971
1-4 family residential construction loans	26,630	13,002
Commercial real estate, construction and land development loans	15,742	31,133
Commercial, industrial and other loans	173,780	147,518
Standby letters of credit	14,604	13,909
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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments when deemed necessary by management. The liability, at September 30, 2019 and December 31, 2018, for guarantees under standby letters of credit issued was not material.

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

The Company had no fair value liabilities measured on a recurring basis at September 30, 2019 and December 31, 2018.
The following table summarizes assets measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018.

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
September 30, 2019
AFS Securities:
States and political subdivisions	$0	$82,712	$0	$82,712
GSE residential CMOs	0	71,001	0	71,001
Private label commercial CMOs	0	80,554	7,213	87,767
Asset-backed and other	0	239,640	0	239,640
Totals	$0	$473,907	$7,213	$481,120

December 31, 2018
AFS Securities:
States and political subdivisions	$0	$145,004	$0	$145,004
GSE residential CMOs	0	108,064	0	108,064
Private label residential CMOs	0	143	0	143
Private label commercial CMOs	0	67,836	7,209	75,045
Asset-backed and other	0	137,588	0	137,588
Totals	$0	$458,635	$7,209	$465,844

One private label commercial CMO was measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2019 and December 31, 2018. Fair value for this investment totaled $7,213,000 at September 30, 2019 and $7,209,000 at December 31, 2018. The investment was purchased at $7,213,000. Premium amortization expense totaling $31,000 and $72,000 was included in earnings for the three and nine months ended September 30, 2019, and an unrealized gain (loss) totaling $(87,000) and $76,000 was recognized in other comprehensive income for the three and nine months ended September 30, 2019. The Level 3 valuation is based on a non-executable broker quote, which is considered a significant unobservable input. Such quotes are updated as available and may remain constant for a period of time for certain broker-quoted securities that do not move with the market or that are not interest rate sensitive as a result of their structure or overall attributes.
Certain financial assets are measured at fair value on a nonrecurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The Company used the following methods and significant assumptions to estimate fair value for these financial assets.
Impaired Loans
Loans are designated as impaired when, in the judgment of management and based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected. The measurement of loss associated with impaired loans for all loan classes can be based on either the observable market price of the loan, the fair value of the collateral, or discounted cash flows based on a market rate of interest for performing TDRs. For collateral-dependent loans, fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if management adjusts the appraisal value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans with an allocation to the ALL are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income. Specific allocations to the ALL or partial charge-offs totaled $863,000 and $928,000 at September 30, 2019 and December 31, 2018.

The following table presents changes in the fair value for impaired loans still held at September 30, considered in the determination of the provision for loan losses, for the three and nine months ended September 30, 2019 and 2018.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Changes in fair value of impaired loans still held	$21	$63	$49	$147
Foreclosed Real Estate
OREO property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, OREO is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. Specific charges to value OREO at the lower of cost or fair value on properties held at September 30, 2019 and December 31, 2018 both totaled $0. There were no changes in the fair value of OREO for properties, still held at September 30, that were charged to real estate expenses for the three and nine months ended September 30, 2019. The fair value of OREO properties changed $11,000 for the three and nine months ended September 30, 2018.
Mortgage Servicing Rights
The fair value of mortgage servicing rights is estimated to be equal to its carrying value, unless the quarterly valuation model calculates the present value of the estimated net servicing income is less than its carrying value, in which case a lower of cost or fair value charge is taken. At September 30, 2019, a $240,000 lower of cost or fair value reserve existed on the mortgage servicing right portfolio. For the three and nine months ended September 30, 2019, impairment charges of $221,000 and $240,000 were recorded. No reserve existed at December 31, 2018, and no impairment charges were recorded in 2018.
The following table summarizes assets measured at fair value on a nonrecurring basis at September 30, 2019 and December 31, 2018.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
September 30, 2019
Impaired Loans
Commercial real estate:
Owner occupied	$0	$0	$971	$971
Multi-family	0	0	105	105
Non-owner occupied residential	0	0	136	136
Commercial and industrial	0	0	6	6
Residential mortgage:
First lien	0	0	722	722
Home equity - lines of credit	0	0	407	407
Installment and other loans	0	0	7	7
Total impaired loans	$0	$0	$2,354	$2,354

Mortgage servicing rights	$0	$3,116	$0	$3,116

December 31, 2018
Impaired Loans
Commercial real estate:
Owner occupied	$0	$0	$1,087	$1,087
Multi-family	0	0	131	131
Non-owner occupied residential	0	0	278	278
Commercial and industrial	0	0	25	25
Residential mortgage:
First lien	0	0	1,121	1,121
Home equity - lines of credit	0	0	409	409
Total impaired loans	$0	$0	$3,051	$3,051

The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
September 30, 2019
Impaired loans	$2,354	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	5% - 30% discount
			- Management adjustments for liquidation expenses	6%- 33% discount
Mortgage servicing rights	3,116	Discounted cash flows	Weighted average CPR	12.7%
			- Weighted average discount rate	9.5%
December 31, 2018
Impaired loans	$3,051	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	5% - 75% discount
			- Management adjustments for liquidation expenses	6% - 20% discount
Fair values of financial instruments
The following table presents carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2019 and December 31, 2018:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2019
Financial Assets
Cash and due from banks	$31,872	$31,872	$31,872	$0	$0
Interest-bearing deposits with banks	19,051	19,051	19,051	0	0
Restricted investments in bank stocks	11,399	n/a	n/a	n/a	n/a
AFS securities	481,120	481,120	0	473,907	7,213
Loans held for sale	7,610	7,819	0	7,819	0
Loans (carrying amount net of allowance for loan losses)	1,578,296	1,605,129	0	0	1,605,129
Accrued interest receivable	6,546	6,546	0	2,371	4,175
Financial Liabilities
Deposits	1,923,454	1,923,901	0	1,923,901	0
Short-term borrowings	36,605	36,605	0	36,605	0
Long-term debt	63,165	63,497	0	63,497	0
Subordinated notes	31,834	32,474	0	32,474	0
Accrued interest payable	1,468	1,468	0	1,468	0
Off-balance sheet instruments	0	0	0	0	0

December 31, 2018
Financial Assets
Cash and due from banks	$26,156	$26,156	$26,156	$0	$0
Interest-bearing deposits with banks	45,664	45,664	45,664	0	0
Federal Funds Sold	16,995	16,995	16,995	0	0
Restricted investments in bank stocks	10,842	n/a	n/a	n/a	n/a
AFS securities	465,844	465,844	0	458,635	7,209
Loans held for sale	3,340	3,413	0	3,413	0
Loans, net of allowance for loan losses	1,233,643	1,229,645	0	0	1,229,645
Accrued interest receivable	5,927	5,927	0	2,853	3,074
Financial Liabilities
Deposits	1,558,756	1,555,912	0	1,555,912	0
Short-term borrowings	64,069	64,069	0	64,069	0
Long-term debt	83,450	82,951	0	82,951	0
Subordinated notes	31,859	31,256	0	31,256	0
Accrued interest payable	1,301	1,301	0	1,301	0
Off-balance sheet instruments	0	0	0	0	0
The methods utilized to measure the fair value of financial instruments at September 30, 2019 and December 31, 2018 represent an approximation of exit price; however, an actual exit price may differ.

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

Loan swap referral fees - The Company earns fees from a third-party service provider for loan hedging referrals provided to lending clients. The Company acts as an agent in arranging the relationship between our client and the third-party service provider. The company is paid and recognizes income upon completion of the loan hedge between our client and the third-party service provider.
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
At September 30, 2019 and December 31, 2018, the Company had receivables from customers totaling $737,000 and $640,000.

The following table presents our noninterest income disaggregated by revenue source for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Noninterest income
Service charges on deposits	$1,025	$926	$2,802	$2,599
Loan swap referral fees	629	0	629	0
Trust and investment management income	1,892	1,668	5,399	5,037
Brokerage income	654	455	1,804	1,514
Merchant and bankcard fees (interchange income)	843	681	2,422	2,047
Revenue from contracts with customers	5,043	3,730	13,056	11,197

Other service charges	265	409	665	1,189
Mortgage banking activities	623	735	1,743	2,049
Income from life insurance	479	533	1,505	1,101
Other income	44	56	188	272
Investment securities gains	2,328	29	4,731	891
Total noninterest income	$8,782	$5,492	$21,888	$16,699

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
NOTE 15. SUBSEQUENT EVENT
In October, 2019, the Board of Directors approved a plan to consolidate five Pennsylvania branch locations and to sell an operations center. The plan is part of the Company's ongoing efforts to target serving local communities, to invest in new technologies to support changes in client preferences, to grow the Bank, and to optimize returns for shareholders. Subject to regulatory approval, the five Pennsylvania branches will be consolidated into other, larger, Orrstown Bank branches.

One time charges associated with the branch consolidations and operations center sale are estimated to be in the range of $800,000 to $1,200,000 in the fourth quarter of 2019 and thereafter cost savings are estimated to be in the range of $1,500,000 to $2,000,000 annually, beginning in the second quarter of 2020. It is anticipated that the consolidations and operations center sale will be completed in the first quarter of 2020. Approximately one third of the operations center space will be leased back to the Bank, eliminating approximately 50,000 square feet of excess back office space. The sale is not expected to result in a material gain or loss or materially impact future earnings.

See the Glossary of Defined Terms at the beginning of this Report for terms used throughout this Form 10-Q.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company, headquartered in Shippensburg, Pennsylvania, is a one-bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiaries, the Bank and Wheatland. At September 30, 2019, the Company had total assets of $2,313,677,000, total liabilities of $2,090,184,000 and total shareholders’ equity of $223,493,000.
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
The following is a discussion of our consolidated financial condition at September 30, 2019 and results of operations for the nine months ended September 30, 2019 and 2018. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated. The discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes presented elsewhere in this report. Certain prior period amounts, presented in this discussion and analysis, may have been reclassified to conform to current period classifications.
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

RESULTS OF OPERATIONS
Quarter ended September 30, 2019 compared with quarter ended September 30, 2018
Summary
Net income totaled $6,901,000 for the three months ended September 30, 2019 compared with net income totaling $4,016,000 for the same period in 2018. Diluted EPS for the three months ended September 30, 2019 totaled $0.62, compared with $0.49 for the three months ended September 30, 2018. Net interest income positively influenced results of operations, and totaled $17,920,000 for the three months ended September 30, 2019, a 41.06% increase compared with 2018. Noninterest income, excluding investment securities gains, totaled $6,454,000 for the three months ended September 30, 2019 and $5,463,000 for 2018. Investment securities gains totaled $2,328,000 in the three months ended September 30, 2019, compared with $29,000 for the same period in 2018. Noninterest expenses totaled $18,161,000 and $13,336,000 for the three months ended September 30, 2019 and 2018. Noninterest expenses in 2019 included merger related expenses totaling $471,000 associated with the Company's ongoing growth strategy.
The comparability of operating results for 2019 with 2018 have generally been impacted by the Mercersburg acquisition, completed on October 1, 2018, and the Hamilton acquisition, completed on May 1, 2019.
Net Interest Income
Net interest income increased $5,216,000, from $12,704,000 to $17,920,000, for the three months ended September 30, 2019 compared with the same period in 2018. Interest and fees income on loans increased $7,718,000, from $12,281,000 to $19,999,000, securities interest income increased $219,000, from $3,877,000 to $4,096,000, and total interest expense increased $3,214,000 from $3,522,000 to $6,736,000, in comparing the three months ended September 30, 2019 with 2018.

The following table presents net interest income, net interest spread and net interest margin for the three months ended September 30, 2019 and 2018 on a taxable-equivalent basis.

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(Dollars in thousands)	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$96,212	$561	2.31%	$13,058	$68	2.07%
Securities (1)	496,482	4,177	3.34	490,750	4,131	3.34
Loans (1)(2)	1,604,491	20,126	4.98	1,074,106	12,376	4.57
Total interest-earning assets	2,197,185	24,864	4.49	1,577,914	16,575	4.17
Other assets	193,946			108,976
Total	$2,391,131			$1,686,890
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$954,824	2,185	0.91	$759,789	$1,377	0.72
Savings deposits	151,692	81	0.21	97,527	38	0.15
Time deposits (3)	658,587	3,508	2.11	328,321	1,365	1.65
Short-term borrowings	10,497	39	1.48	63,617	332	2.07
Long-term debt	74,524	433	2.30	83,596	410	1.95
Subordinated notes	31,826	490	6.10	0	0	0.00
Total interest-bearing liabilities	1,881,950	6,736	1.42	1,332,850	3,522	1.05
Noninterest-bearing demand deposits	252,211			191,533
Other	35,720			17,323
Total Liabilities	2,169,881			1,541,706
Shareholders’ Equity	221,250			145,184
Total	$2,391,131			$1,686,890
Taxable-equivalent net interest income /net interest spread		18,128	3.07%		13,053	3.12%
Taxable-equivalent net interest margin			3.27%			3.28%
Taxable-equivalent adjustment		(208)			(349)
Net interest income		$17,920			$12,704
Table notes: (1) Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2) For yield calculation purposes, nonaccruing loans are included in the average loan balance.
(3) For the three months ended September 30, 2019, expenses associated with the early redemption of brokered time deposits totaled $215,000, and increased the cost of funds by 13 basis points.

For the quarter ended September 30, 2019, taxable-equivalent basis net interest income increased $5,075,000 from 2018. The increase reflected a changing interest rate environment with increased average interest-earning assets balances partially offset by a higher average balance of interest-bearing liabilities. The FOMC increased the Fed Funds target rate 25 basis points in both September and December, 2018, and decreased it 25 basis points in both July and September, 2019.
Taxable-equivalent interest income earned on loans increased $7,750,000 year-over-year. The $530,385,000 increase in average loan balance year-over-year reflects loans acquired in the Mercersburg and Hamilton transactions, which totaled approximately $425,900,000 at September 30, 2019. During the third quarter of 2019, the Company experienced a net $9,000,000 reduction in loans outstanding due to repayments totaling $16,000,000 from the acquired Hamilton loan portfolio. The focus on the successful Hamilton system conversion in the third quarter while simultaneously recruiting and onboarding a team of experienced lenders in the Maryland Region resulted in a slowdown in loan origination activity in Maryland. The noted rate increases in 2018 contributed to the 41 basis point increase in yield, but a flattened yield curve and the rate reductions in July and September, 2019, partially offset the benefit of the 2018 rate increases. Accretion of purchase accounting adjustments in connection with the Mercersburg and Hamilton acquisitions increased third quarter 2019 interest income by $880,000. Interest income included $21,000 related to the payoff of purchased credit impaired loans.

Taxable-equivalent securities interest income increased $46,000 year-over-year, with the average balance of securities increasing $5,732,000 from September 30, 2018 to September 30, 2019. The taxable equivalent yield was 3.34% year-over-year and reflected the changing interest rate environment and certain repositioning within the portfolio under the Company's asset/liability management strategies.
Interest expense on deposits and borrowings increased $3,214,000 year-over-year, with the average balance of interest-bearing deposits increasing $579,466,000 and the average balance of total borrowings decreasing $30,366,000. In addition to the impact of the noted changing interest rate environment on interest expense, the Company issued $32,500,000 of 6.0% subordinated notes in December 2018. A seasonal increase in government deposits contributed to an increase in average cash on the balance sheet in the quarter in 2019. Due to the short-term increase in cash, the Company took steps to reduce brokered deposits in an effort to reduce cash to a normal target range of $25,000,000 or less. The excess cash held on the balance sheet, totaling approximately $70,000,000 during the third quarter, negatively impacted the interest margin by 11 basis points.
Provision for Loan Losses
Asset quality trends continue to be solid with a low level of charge-offs and low nonperforming loans. The provision for loan losses totaled $300,000 in the third quarter of 2019, compared with $200,000 for the same period in 2018.
Net recoveries in the quarter ended September 30, 2019 totaled $49,000, equating to (0.01)% annualized as compared with net charge-offs totaling $23,000, or 0.01% annualized, in the previous quarter. Nonperforming loans to loans totaled 0.44% of loans at September 30, 2019, compared with 0.27% of loans at June 30, 2019. Loans outstanding decreased in the quarter with net recoveries, however, the Company experienced a $2,500,000 increase in nonperforming loans during the third quarter of 2019, which required additional reserves.
Additional information is included in the "Credit Risk Management" section herein.
Noninterest Income
The following table compares noninterest income for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		$ Change	% Change
(Dollars in thousands)	2019	2018	2019-2018	2019-2018
Service charges on deposit accounts	$1,761	$1,524	$237	15.6%
Other service charges, commissions and fees	372	492	(120)	(24.4)%
Loan swap referral fees	629	0	629	nm*
Trust and investment management income	1,892	1,668	224	13.4%
Brokerage income	654	455	199	43.7%
Mortgage banking activities	623	735	(112)	(15.2)%
Income from life insurance	479	533	(54)	(10.1)%
Other income	44	56	(12)	(21.4)%
Subtotal before securities gains	6,454	5,463	991	18.1%
Investment securities gains	2,328	29	2,299	nm*
Total noninterest income	$8,782	$5,492	$3,290	59.9%
nm*: not meaningful
The following factors contributed to the more significant changes in noninterest income between the three months ended September 30, 2019 and 2018.
•Income for trust and investment management income and brokerage income included the effect of increased revenue from additional advisors and increased estate fees in 2019.
•In the third quarter of 2019, the Company recognized $629,000 for loan swap referral fees under a program in which it refers qualified commercial borrowers to a third party, which enters into an interest rate swap agreement with the borrower. The rate swap provides the borrower with the economic equivalent of a fixed-rate loan while allowing the Company to receive a variable rate of interest. Income from this program will vary from quarter to quarter depending on demand from qualified borrowers with a preference to enter into swap agreements with the third party.

•Mortgage banking income decreased in the year-over-year comparison. In the third quarter of 2019, a $221,000 impairment charge due to decreasing interest rates was recognized on mortgage servicing rights. Loans sold in the quarter totaled $34.4 million compared with $27.6 million in the previous year.
•Income from bank owned life insurance included death benefit proceeds totaling $242,000 in 2018, with the remainder of the change in 2019 attributable to additional life insurance policies acquired in the Mercersburg and Hamilton acquisitions.
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
Noninterest Expenses
The following table compares noninterest expenses for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		$ Change	% Change
(Dollars in thousands)	2019	2018	2019-2018	2019-2018
Salaries and employee benefits	$10,489	$7,610	$2,879	37.8%
Occupancy	1,133	775	358	46.2%
Furniture and equipment	1,252	990	262	26.5%
Data processing	830	661	169	25.6%
Telephone and communication	198	181	17	9.4%
Automated teller machine and interchange fees	270	187	83	44.4%
Advertising and bank promotions	279	279	0	0.0%
FDIC insurance	(9)	169	(178)	(105.3)%
Legal	189	215	(26)	(12.1)%
Other professional services	625	361	264	73.1%
Directors' compensation	228	207	21	10.1%
Real estate owned	22	18	4	22.2%
Taxes other than income	306	259	47	18.1%
Intangible asset amortization	486	24	462	nm*
Merger related	471	319	152	47.6%
Other operating expenses	1,392	1,081	311	28.8%
Total noninterest expenses	$18,161	$13,336	$4,825	36.2%
nm*: not meaningful

The following factors contributed to the more significant changes in noninterest expenses between the three months ended September 30, 2019 and 2018.
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

•Salaries and employee benefits principally reflected employees added in the acquisitions and for additional employees for the Company's new branches. In addition, the net increase included the impact of our overall expansion efforts, annual merit increases, and incremental expense for additional share-based compensation awards granted in 2019, net of the benefit of forfeitures. In 2019, overall costs associated with the Company's self-insured group health plan were higher than in 2018 due to an increased number of employees and fluctuations in claims experience.
•Occupancy, furniture and equipment costs reflected Mercersburg and Hamilton branches acquired, and the Company's expanded presence in Lancaster County, Pennsylvania.
•The decrease in FDIC insurance expense reflects credits received in the third quarter that offset the Bank's second quarter 2019 FDIC assessment. The FDIC's assessment regulations provide that, for banks with consolidated total assets under $10 billion, after the reserve ratio reaches 1.38 percent (and provided that it remains at least 1.38%), the FDIC will automatically apply credits to reduce regular deposit insurance assessments up to the full amount of their assessments or the full amount of their credits, whichever is less. The reserve ratio reached 1.40% on June 30, 2019. Therefore, credits were first applied during the third quarter of 2019. If the reserve ratio remains at least 1.38%, the Company estimates it will receive credits that will offset its third quarter 2019 assessment and partially offset its fourth quarter 2019 assessment.
•Intangible asset amortization increased principally due to amortization of core deposit intangibles recorded in the Mercersburg and Hamilton acquisitions.
•The Company incurred merger related expenses in the second quarter of 2019, principally employee termination costs and system conversion related fees for the Hamilton acquisition.
•Other line items within noninterest expenses showed fluctuations between 2019 and 2018 attributable to normal business operations and the impact of the acquisitions.
Income Tax Expense
Income tax expense totaled $1,340,000, an effective tax rate of 16.3%, for the three months ended September 30, 2019, compared with $644,000, an effective tax rate of 13.8%, for the three months ended September 30, 2018. The Company’s effective tax rate is significantly less than the 21% federal statutory rate, principally due to tax-free income, which includes interest income on tax-free loans and securities and income from life insurance policies, federal income tax credits, and the impact of non-tax deductible expenses, including certain merger related expenses.
Nine months ended September 30, 2019 compared with nine months ended September 30, 2018
Summary
Net income totaled $12,690,000 for the nine months ended September 30, 2019 compared with net income of $11,653,000 for the same period in 2018. Diluted EPS for the nine months ended September 30, 2019 totaled $1.23, compared with $1.41 for the nine months ended September 30, 2018. Net interest income positively influenced results of operations, and totaled $51,041,000 for the nine months ended September 30, 2019, a $14,300,000 increase compared with 2018. Noninterest income, excluding investment securities gains, totaled $17,157,000 for the nine months ended September 30, 2019 compared with $15,808,000 in 2018. Investment securities gains totaled $4,731,000 in the nine months ended September 30, 2019, compared with $891,000 for the same period in 2018. Noninterest expenses totaled $57,657,000 and $39,677,000 for the nine months ended September 30, 2019 and 2018. Noninterest expenses in 2019 included merger related expenses totaling $7,976,000 associated with the Company's ongoing growth strategy, increased salaries and occupancy expenses, and the write-off of an insurance claim receivable totaling $615,000 resulting from an insurer's denial of a claim from a cyber security incident reported in 2018.
The comparability of operating results for 2019 with 2018 have generally been impacted by the Mercersburg acquisition, completed on October 1, 2018, and the Hamilton acquisition, completed on May 1, 2019.

Net Interest Income
Net interest income increased $14,300,000, from $36,741,000 to $51,041,000, for the nine months ended September 30, 2019 compared with the same period in 2018. Interest and fees income on loans increased $19,543,000, from $35,068,000 to $54,611,000, securities interest income increased $2,153,000, from $10,588,000 to $12,741,000, and total interest expense increased $8,464,000 from $9,084,000 to $17,548,000, in comparing the nine months ended September 30, 2019 with 2018.
The following table presents net interest income, net interest spread and net interest margin for the nine months ended September 30, 2019 and 2018 on a taxable-equivalent basis.

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(Dollars in thousands)	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$70,300	$1237	2.35%	$12,169	$169	1.86%
Securities (1)	497,669	13,214	3.55	470,290	11,341	3.22
Loans (1)(2)	1,454,468	54,983	5.05	1,053,654	35,343	4.48
Total interest-earning assets	2,022,437	69,434	4.59	1,536,113	46,853	4.08
Other assets	169,308			106,979
Total	$2,191,745			$1,643,092
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$907,911	6,053	0.89	$739,616	3,191	0.58
Savings deposits	137,493	206	0.20	98,105	115	0.16
Time deposits (3)	546,717	8,079	1.98	303,749	3,459	1.52
Short-term borrowings	20,622	316	2.05	83,485	1,097	1.76
Long-term debt	86,537	1,408	2.18	83,686	1,222	1.95
Subordinated notes	31,843	1,486	6.24	0	0	0.00
Total interest-bearing liabilities	1,731,123	17,548	1.36	1,308,641	9,084	0.93
Noninterest-bearing demand deposits	230,056			174,896
Other	30,286			16,480
Total Liabilities	1,991,465			1,500,017
Shareholders’ Equity	200,280			143,075
Total	$2,191,745			$1,643,092
Taxable-equivalent net interest income /net interest spread		51,886	3.23%		37,769	3.15%
Taxable-equivalent net interest margin			3.43%			3.29%
Taxable-equivalent adjustment		(845)			(1,028)
Net interest income		$51,041			$36,741

Table notes: (1) Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2) For yield calculation purposes, nonaccruing loans are included in the average loan balance.
(3) For the nine months ended September 30, 2019, expenses associated with the early redemption of brokered time deposits totaled $215,000, and increased the cost of funds by 5 basis points.

For the nine months ended September 30, 2019, taxable-equivalent basis net interest income increased $14,117,000 compared with 2018. The increase reflected a changing interest rate environment with increased average interest-earning assets balances partially offset by a higher average balance of interest-bearing liabilities. The FOMC increased the Fed Funds target rate 25 basis points in March, June, September and December, 2018, and decreased it 25 basis points in both July and September, 2019.

Taxable-equivalent interest income earned on loans increased $19,640,000 year-over-year. The $400,814,000 increase in average loan balance year-over-year reflects loans acquired in the Mercersburg and Hamilton transactions, which totaled approximately $425,900,000 at September 30, 2019. Growth in legacy and newer markets through sales efforts with additional loan officers in the first half of 2019 was partially offset by repayments within the acquired Hamilton loan portfolio in the third quarter, as previously described. The interest rate increases in 2018 contributed to the 57 basis point increase in yield, but a flattened yield curve and the rate reduction in July and September, 2019, partially offset the benefit of the 2018 rate increases.

Accretion of purchase accounting adjustments in connection with the Mercersburg and Hamilton acquisitions increased interest income in the first nine months of 2019 by $2,500,000, including $736,000 related to the payoff of purchased credit impaired loans.
Taxable-equivalent securities interest income increased $1,873,000 year-over-year, with the average balance of securities increasing $27,379,000 from September 30, 2018 to September 30, 2019, and the taxable equivalent yield increasing from 3.22% to 3.55%. The 33 basis point increase in taxable-equivalent yield on securities reflected the increased interest rate environment between years and certain repositioning within the portfolio under the Company's asset/liability management strategies.
Interest expense on deposits and borrowings increased $8,464,000 year-over-year, with the average balance of interest-bearing deposits increasing $450,651,000 and the average balance of total borrowings decreasing $28,169,000. In addition to the impact of the noted increased interest rate environment on interest expense, the Company issued $32,500,000 of 6.0% subordinated notes in December 2018. As described in the 2019 to 2018 quarter over quarter comparison, the Company utilized a short-term cash increase to reduce brokered deposits in the third quarter of 2019.
Provision for Loan Losses

Asset quality trends continue to be solid with a low level of charge-offs and low nonperforming loans. The provision for loan losses totaled $900,000 for the nine months ended September 30, 2019 compared with $600,000 for the same period in 2018. Net charge-offs in the nine months ended September 30, 2019 totaled $105,000, equating to 0.01% annualized, as compared with net recoveries totaling $416,000, or (0.05)% annualized, in the prior year. Nonperforming loans to loans totaled 0.44% of loans at September 30, 2019, compared with 0.41% of loans at December 31, 2018. Loans outstanding increased in 2019 with net charge-offs, and there was a $1,800,000 increase in nonperforming loans, which required additional reserves.

Additional information is included in the "Credit Risk Management" section herein.
Noninterest Income
The following table compares noninterest income for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,		$ Change	% Change
(Dollars in thousands)	2019	2018	2019-2018	2019-2018
Service charges on deposit accounts	$4,930	$4,405	$525	11.9%
Other service charges, commissions and fees	959	1,430	(471)	(32.9)%
Loan swap referral fees	629	0	629	0.0%
Trust and investment management income	5,399	5,037	362	7.2%
Brokerage income	1,804	1,514	290	19.2%
Mortgage banking activities	1,743	2,049	(306)	(14.9)%
Income from life insurance	1,505	1,101	404	36.7%
Other income	188	272	(84)	(30.9)%
Subtotal before securities gains	17,157	15,808	1,349	8.5%
Investment securities gains	4,731	891	3,840	431.0%
Total noninterest income	$21,888	$16,699	$5,189	31.1%
nm*: not meaningful

The following factors contributed to the more significant changes in noninterest income between the nine months ended September 30, 2019 and 2018.
•Other service charges, commissions and fees included increased loan transaction fees in 2018.
•In 2019, the Company recognized $629,000 for loan swap referral fees under a program in which it refers qualified commercial borrowers to a third party, which enters into an interest rate swap agreement with the borrower. The rate swap provides the borrower with the economic equivalent of a fixed-rate loan while allowing the Company to receive a variable rate of interest. Income from this program will vary from quarter to quarter depending on demand from qualified borrowers with a preference to enter into swap agreements with the third party.
•Income for trust and investment management income and brokerage income reflected fluctuations in customer volumes and market conditions, as well as the effect of increased revenue from additional advisors and increased estate fees in 2019.
•Mortgage banking income decreased and included a $240,000 impairment charge on mortgage servicing rights due to decreasing interest rates. Loans sold in the first nine months of 2019 totaled $74,000,000 compared with $73,200,000 in 2018.
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
Noninterest Expenses
The following table compares noninterest expenses for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,		$ Change	% Change
(Dollars in thousands)	2019	2018	2019-2018	2019-2018
Salaries and employee benefits	$28,088	$23,487	$4,601	19.6%
Occupancy	3,200	2,252	948	42.1%
Furniture and equipment	3,415	2,977	438	14.7%
Data processing	2,658	1,875	783	41.8%
Telephone and communication	612	542	70	12.9%
Automated teller machine and interchange fees	744	548	196	35.8%
Advertising and bank promotions	1,348	898	450	50.1%
FDIC insurance	397	507	(110)	(21.7)%
Legal	362	364	(2)	(0.5)%
Other professional services	1,716	1,140	576	50.5%
Directors' compensation	725	663	62	9.4%
Real estate owned	36	96	(60)	(62.5)%
Taxes other than income	926	761	165	21.7%
Intangible asset amortization	1,096	72	1,024	nm*
Merger related	7,976	473	7,503	nm*
Insurance claim receivable write off	615	0	615	nm*
Other operating expenses	3,743	3,022	721	23.9%
Total noninterest expenses	$57,657	$39,677	$17,980	45.3%
nm*: not meaningful
The following factors contributed to the more significant changes in noninterest expenses between the nine months ended September 30, 2019 and 2018.

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
•The decrease in FDIC insurance expense reflects credits received in the third quarter of 2019 that offset the Bank's second quarter 2019 FDIC assessment. The FDIC's assessment regulations provide that, for banks with consolidated total assets under $10 billion, after the reserve ratio reaches 1.38 percent (and provided that it remains at least 1.38%), the FDIC will automatically apply credits to reduce regular deposit insurance assessments up to the full amount of their assessments or the full amount of their credits, whichever is less. The reserve ratio reached 1.40% on June 30, 2019. Therefore, credits were first applied during the third quarter of 2019. If the reserve ratio remains at least 1.38%, the Company estimates it will receive credits that will offset its third quarter 2019 assessment and partially offset its fourth quarter 2019 assessment.
•Intangible asset amortization increased principally due to amortization of core deposit intangibles recorded in the Mercersburg and Hamilton acquisitions.
•The Company incurred merger related expenses, principally in the second quarter of 2019, for data processing contract termination costs, employee contract termination costs and legal and consulting fees for the Hamilton acquisition. We also incurred system conversion expenses for the Mercersburg acquisition in the first quarter of 2019 and the Hamilton acquisition in the third quarter of 2019.
•As previously reported, in the first quarter of 2019, we incurred a $615,000 expense to write off an insurance claim receivable from a 2018 cyber security incident.
•Other line items within noninterest expenses showed fluctuations between 2019 and 2018 attributable to normal business operations and the impact of acquisitions.
Income Tax Expense
Income tax expense totaled $1,682,000, an effective tax rate of 11.7%, for the nine months ended September 30, 2019, compared with $1,510,000, an effective tax rate of 11.5%, for the nine months ended September 30, 2018. The Company’s effective tax rate is significantly less than the 21% federal statutory rate, principally due to tax-free income, which includes interest income on tax-free loans and securities and income from life insurance policies, federal income tax credits, and the impact of non-tax deductible expenses, including merger related expenses. The Company recorded a tax benefit of $185,000 in the first quarter of 2019, related to a favorable tax law clarification concerning the treatment of life insurance assets of an acquired entity. In the second quarter of 2019, we recorded a tax benefit of $334,000, related to an increase in our deferred state income tax asset for the effect of the state tax rate change resulting from the Hamilton acquisition. These tax benefit items had the effect of lowering the effective tax rate for the nine months ended September 30, 2019, from approximately 15.3% to 11.7%.
FINANCIAL CONDITION
Management devotes substantial time to overseeing the investment of funds in loans and securities and the formulation of policies directed toward the profitability and management of the risks associated with these investments.
AFS Securities
The Company utilizes securities available for sale to manage interest rate risk, to enhance income through interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. At September 30, 2019, AFS securities totaled $481,120,000, an increase of $15,276,000, from the $465,844,000 balance at December 31, 2018.
In the nine months ended September 30, 2019, the Company realized net gains totaling $4,731,000 from sales of investments, as it repositioned parts of its portfolio in response to market and interest rate opportunities under its asset/liability management strategies. Sales of investments in states and political subdivisions were the principal driver of the realized net gains. Sale proceeds totaling $199,910,000 were principally redeployed in investments in asset-backed securities.
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
The following table presents the loan portfolio, excluding residential LHFS, by segment and class at September 30, 2019 and December 31, 2018.

(Dollars in thousands)	September 30, 2019	December 31, 2018
Commercial real estate:
Owner occupied	$171,327	$129,650
Non-owner occupied	310,334	252,794
Multi-family	108,751	78,933
Non-owner occupied residential	120,395	100,367
Acquisition and development:
1-4 family residential construction	12,257	7,385
Commercial and land development	38,494	42,051
Commercial and industrial	215,734	160,964
Municipal	47,920	50,982
Residential mortgage:
First lien	353,811	235,296
Home equity - term	15,175	12,208
Home equity - lines of credit	159,930	143,616
Installment and other loans	38,977	33,411
	$1,593,105	$1,247,657
The above totals include $425,940,000 and $135,009,000 of acquired loans at September 30, 2019 and December 31, 2018.
Total loans grew $345,448,000 from December 31, 2018 to September 30, 2019. Balances at September 30, 2019, include approximately $335,000,000 acquired from Hamilton. The Hamilton acquisition increased the Company's loan portfolio principally in the residential mortgage - first lien, commercial real estate - owner occupied and non-owner occupied, and commercial and industrial classes.
Competition for new business opportunities remains strong, which has contributed to a reduced rate of organic loan growth in 2019 compared with prior years and may temper loan growth in future quarters. As previously described, during the third quarter of 2019, the Company experienced a net $9,000,000 reduction in loans outstanding due to repayments totaling $16,000,000 from the acquired Hamilton loan portfolio. The focus on the successful Hamilton system conversion in the third quarter while simultaneously recruiting and onboarding a team of experienced lenders in the Maryland Region resulted in a slowdown in loan origination activity in Maryland.

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
The following table presents the Company’s risk elements, including the aggregate balances of nonaccrual loans, restructured loans still accruing, loans past due 90 days or more, and OREO as of September 30, 2019, December 31, 2018 and September 30, 2018. Relevant asset quality ratios are also presented.

(Dollars in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Nonaccrual loans (cash basis)	$6,931	$5,165	$5,458
OREO	642	130	286
Total nonperforming assets	7,573	5,295	5,744
Restructured loans still accruing	1,042	1,132	1,143
Loans past due 90 days or more and still accruing	2,982	57	0
Total nonperforming and other risk assets	$11,597	$6,484	$6,887
Loans 30-89 days past due	$5,287	$5,186	$1,681
Asset quality ratios:
Total nonperforming loans to total loans	0.44%	0.41%	0.50%
Total nonperforming assets to total assets	0.33%	0.27%	0.33%
Total nonperforming assets to total loans and OREO	0.48%	0.42%	0.53%
Total risk assets to total loans and OREO	0.73%	0.52%	0.63%
Total risk assets to total assets	0.50%	0.34%	0.40%
ALL to total loans	0.93%	1.12%	1.27%
ALL to nonperforming loans	213.66%	271.33%	253.06%
ALL to nonperforming loans and restructured loans still accruing	185.74%	222.55%	209.24%
Total nonperforming and other risk assets increased $5,113,000, or 78.9%, from December 31, 2018 to September 30, 2019 and increased $4,710,000, or 68.4%, from September 30, 2018. The principal driver for the increase in nonperforming and risk assets is the increase in loans past due 90 days or more and still accruing, all of which were acquired in the mergers with Mercersburg and Hamilton.
The following table presents detail of impaired loans at September 30, 2019 and December 31, 2018.

	September 30, 2019			December 31, 2018
(Dollars in thousands)	Nonaccrual Loans	Restructured Loans Still Accruing	Total	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$3,294	$30	$3,324	$1,841	$39	$1,880
Multi-family	105	0	105	131	0	131
Non-owner occupied residential	137	0	137	309	0	309
Commercial and industrial	1,089	0	1,089	286	0	286
Residential mortgage:
First lien	1,555	992	2,547	1,808	1,069	2,877
Home equity - term	11	0	11	16	0	16
Home equity - lines of credit	733	20	753	774	24	798
Installment and other loans	7	0	7	0	0	0
	$6,931	$1,042	$7,973	$5,165	$1,132	$6,297
The following table presents our exposure to borrowers with impaired loans, partial charge-offs taken to date and specific reserves established on the borrowing relationships at September 30, 2019 and December 31, 2018. Of the relationships deemed to be impaired at September 30, 2019, one had a recorded balance in excess of $1,000,000 and 62, or 46.5%, of total impaired loans, had recorded balances of less than $250,000.

(Dollars in thousands)	# of Relationships	Recorded Investment	Partial Charge-offs to Date	Specific Reserves
September 30, 2019
Relationships greater than $1,000,000	1	$1,641	$0	$0
Relationships greater than $500,000 but less than $1,000,000	2	1,533	17	0
Relationships greater than $250,000 but less than $500,000	3	1,088	0	0
Relationships less than $250,000	62	3,711	810	37
	68	$7,973	$827	$37
December 31, 2018
Relationships greater than $500,000 but less than $1,000,000	1	810	17	0
Relationships greater than $250,000 but less than $500,000	2	673	0	0
Relationships less than $250,000	64	4,814	873	38
	67	$6,297	$890	$38
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
In its individual loan impairment analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve include an evaluation of the outstanding loan balance and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships at September 30, 2019. However, over time, additional information may result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.

The Company’s OREO totaled $642,000 at September 30, 2019 and consisted of two commercial and one residential properties. The increase in OREO from $130,000 at December 31, 2018 was the result of the addition of one commercial and one residential property. All properties are carried at the lower of cost or fair value, less costs to dispose.
At September 30, 2019, the Company believes the value of OREO represents the properties' fair values, but if the real estate market changes, additional expense may be recorded.
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

The following table summarizes the Company’s internal risk ratings at September 30, 2019 and December 31, 2018:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	PCI Loans	Total
September 30, 2019
Commercial real estate:
Owner occupied	$153,327	$5,750	$2,664	$3,324	$0	$6,262	$171,327
Non-owner occupied	298,268	10,685	0	0	0	1,381	310,334
Multi-family	101,479	5,537	940	105	0	690	108,751
Non-owner occupied residential	113,248	3,139	1,246	137	0	2,625	120,395
Acquisition and development:
1-4 family residential construction	12,004	253	0	0	0	0	12,257
Commercial and land development	37,582	348	564	0	0	0	38,494
Commercial and industrial	198,348	2,316	10,101	1089	0	3,880	215,734
Municipal	47,920	0	0	0	0	0	47,920
Residential mortgage:
First lien	340,619	713	0	2,547	0	9,932	353,811
Home equity - term	15,068	76	0	11	0	20	15,175
Home equity - lines of credit	159,063	75	39	753	0	0	159,930
Installment and other loans	38,715	0	0	7	0	255	38,977
	$1,515,641	$28,892	$15,554	$7,973	$0	$25,045	$1,593,105
December 31, 2018
Commercial real estate:
Owner occupied	$121,903	$3,024	$987	$1,880	$0	$1,856	$129,650
Non-owner occupied	242,136	10,008	0	0	0	650	252,794
Multi-family	71,482	5,886	717	131	0	717	78,933
Non-owner occupied residential	97,590	736	1,197	309	0	535	100,367
Acquisition and development:
1-4 family residential construction	7,385	0	0	0	0	0	7,385
Commercial and land development	41,251	25	583	0	0	192	42,051
Commercial and industrial	150,286	2,278	2,940	286	0	5,174	160,964
Municipal	50,982	0	0	0	0	0	50,982
Residential mortgage:
First lien	229,971	0	0	2,877	0	2,448	235,296
Home equity - term	12,170	0	0	16	0	22	12,208
Home equity - lines of credit	142,638	165	15	798	0	0	143,616
Installment and other loans	33,229	15	1	0	0	166	33,411
	$1,201,023	$22,137	$6,440	$6,297	$0	$11,760	$1,247,657

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
The following table summarizes activity in the ALL for the three and nine months ended September 30, 2019 and 2018.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
September 30, 2019
Balance, beginning of period	$6,847	$1,008	$2,120	$94	$10,069	$3,734	$209	$3,943	$448	$14,460
Provision for loan losses	465	(188)	269	(1)	545	27	50	77	(322)	300
Charge-offs	0	0	(50)	0	(50)	(24)	(49)	(73)	0	(123)
Recoveries	111	0	33	0	144	5	23	28	0	172
Balance, end of period	$7,423	$820	$2,372	$93	$10,708	$3,742	$233	$3,975	$126	$14,809
September 30, 2018
Balance, beginning of period	$6,680	$720	$1,598	$80	$9,078	$3,544	$230	$3,774	$585	$13,437
Provision for loan losses	194	19	(38)	(1)	174	(45)	146	101	(75)	200
Charge-offs	(17)	0	0	0	(17)	(62)	(80)	(142)	0	(159)
Recoveries	200	0	1	0	201	102	31	133	0	334
Balance, end of period	$7,057	$739	$1,561	$79	$9,436	$3,539	$327	$3,866	$510	$13,812
Nine Months Ended
September 30, 2019
Balance, beginning of period	$6,876	$817	$1,656	$98	$9,447	$3,753	$244	$3,997	$570	$14,014
Provision for loan losses	347	1	753	(5)	1,096	184	64	248	(444)	900
Charge-offs	(25)	0	(140)	0	(165)	(295)	(121)	(416)	0	(581)
Recoveries	225	2	103	0	330	100	46	146	0	476
Balance, end of period	$7,423	$820	$2,372	$93	$10,708	$3,742	$233	$3,975	$126	$14,809
September 30, 2018
Balance, beginning of period	$6,763	$417	$1,446	$84	$8,710	$3,400	$211	$3,611	$475	$12,796
Provision for loan losses	(217)	319	114	(5)	211	157	197	354	35	600
Charge-offs	(17)	0	0	0	(17)	(148)	(198)	(346)	0	(363)
Recoveries	528	3	1	0	532	130	117	247	0	779
Balance, end of period	$7,057	$739	$1,561	$79	$9,436	$3,539	$327	$3,866	$510	$13,812

The ALL at September 30, 2019, increased $795,000 from December 31, 2018, reflecting the $900,000 provision for loan losses and net charge-offs during the quarter. Net recoveries totaled $49,000 and $(105,000) for the three and nine months ended September 30, 2019, compared with net recoveries of $175,000 and $416,000 for the same periods in 2018. The ratio of annualized net charge-offs (recoveries) to average loans outstanding was (0.01)% and 0.01% for the three and nine months ended September 30, 2019, compared with (0.06)% and (0.05)% for 2018. Classified loans totaled $23,527,000 at September 30, 2019, or 1.5% of total loans outstanding, and increased from $12,737,000 at December 31, 2018, or 1.0% of loans outstanding. The asset quality ratios previously noted are indicative of the continued benefit the Company has received from favorable historical charge-off statistics and generally stable economic and market conditions for the last few years, even while the loan portfolio has been growing. Recent loan growth trends contributed to management's determination that a provision for loan losses was required to maintain an adequate ALL, with an ALL to total loans ratio of 0.93% at September 30, 2019. A principal factor impacting a comparison with the ALL to total loans ratio of 1.27% at September 30, 2018, was loans acquired in the Mercersburg and Hamilton transactions that were recorded at fair value, which incorporated a credit factor, and did not require an increase in the Company's ALL.
Despite generally favorable historical charge-off data and stable economic and market conditions, the growth the Company has experienced in its loan portfolio may result in the need for additional provisions for loan losses in future quarters.

The following table summarizes the ending loan balances individually or collectively evaluated for impairment based on loan type, as well as the ALL allocation for each, at September 30, 2019 and December 31, 2018, including PCI loans.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
September 30, 2019
Loans allocated by:
Individually evaluated for impairment	$3,566	$0	$1,089	$0	$4,655	$3,311	$7	$3,318	$0	$7,973
Collectively evaluated for impairment	707,241	50,751	214,645	47,920	1,020,557	525,605	38,970	564,575	0	1,585,132
	$710,807	$50,751	$215,734	$47,920	$1,025,212	$528,916	$38,977	$567,893	$0	$1,593,105
ALL allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$36	$0	$36	$0	$36
Collectively evaluated for impairment	7,423	820	2,372	93	10,708	3,706	233	3,939	126	14,773
	$7,423	$820	$2,372	$93	$10,708	$3,742	$233	$3,975	$126	$14,809
December 31, 2018
Loans allocated by:
Individually evaluated for impairment	$2,320	$0	$286	$0	$2,606	$3,691	$0	$3,691	$0	$6,297
Collectively evaluated for impairment	559,424	49,436	160,678	50,982	820,520	387,429	33,411	420,840	0	1,241,360
	$561,744	$49,436	$160,964	$50,982	$823,126	$391,120	$33,411	$424,531	$0	$1,247,657
ALL allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$38	$0	$38	$0	$38
Collectively evaluated for impairment	6,876	817	1,656	98	9,447	3,715	244	3,959	570	13,976
	$6,876	$817	$1,656	$98	$9,447	$3,753	$244	$3,997	$570	$14,014
In addition to the specific reserve allocations on impaired loans noted previously, 17 loans, with aggregate outstanding principal balances of $3,470,000, have had cumulative partial charge-offs to the ALL totaling $827,000 at September 30, 2019. As updated appraisals are received on collateral-dependent loans, partial charge-offs are taken to the extent the loans’ principal balance exceeds their fair value.
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
The unallocated portion of the ALL reflects estimated inherent losses within the portfolio that have not been detected, as well as the risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the ALL totaled $126,000, or 0.9% of the ALL balance, at September 30, 2019 compared with $570,000, or 4.1% of the ALL balance at December 31, 2018. The Company monitors the unallocated portion of the ALL and, by policy, has determined it should not exceed 6% of the total reserve. Future negative provisions for loan losses may result if the unallocated portion was to increase, and management determined the reserves were not required for the anticipated risk in the portfolio.

Management believes the Company’s ALL is adequate based on currently available information. Future adjustments to the ALL and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.
Deposits
Deposits totaled $1,923,454,000 at September 30, 2019, an increase of $364,698,000, or 23.4%, from $1,558,756,000 at December 31, 2018.
Noninterest-bearing deposits increased $41,930,000, or 20.5%, from December 31, 2018 to September 30, 2019. Interest-bearing deposits totaled $1,676,681,000 at September 30, 2019, an increase of $322,768,000, or 23.8% from the $1,353,913,000 balance at December 31, 2018. The Hamilton acquisition contributed approximately 80% of the increase in total deposits.
The Company continues to increase both noninterest-bearing and interest-bearing deposit relationships from its enhanced cash management offerings as it increases its commercial relationships. Deposit growth in the first nine months of 2019 was principally used to reduce total borrowings, to fund growth in the loan and investment portfolios, and to reduce brokered deposits by approximately $91,000,000.
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
Shareholders’ equity totaled $223,493,000 at September 30, 2019, and increased $50,060,000 or 28.9%, from $173,433,000 at December 31, 2018. The increase was attributable to growth in retained earnings totaling $12,690,000 for the nine months ended September 30, 2019, net of dividends paid on common stock totaling $4,472,000, and improvement in net unrealized gains/losses in AOCI, net of taxes, totaling $5,647,000, and the issuance of the Company's common stock in connection with the acquisition of Hamilton totaling $36,622,000.
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
At September 30, 2019 and December 31, 2018, the Bank was considered well capitalized under applicable banking regulations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Prompt corrective action provisions are not applicable to bank holding companies, including financial holding companies.
Note 9, Shareholders' Equity and Regulatory Capital, to the Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Information," includes a table presenting capital amounts and ratios for the Company and the Bank at September 30, 2019 and December 31, 2018.
In addition to the minimum capital ratio requirement and minimum capital ratio to be well capitalized presented in the referenced table in Note 9, the Bank must maintain a capital conservation buffer as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, Item 1 - Business, under the topic Basel III Capital Rules. At September 30, 2019, the Bank's capital conservation buffer, based on the most restrictive Total Capital to risk weighted assets capital ratio, was 5.6%, which is greater than the 2.50% requirement for 2019.

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
Mergers and Acquisitions
See Note 2, Mergers and Acquisitions, to the Consolidated Financial Statements under Part I, Item 1, "Financial Statements" in this Form 10-Q.
Supplemental Reporting of Non-GAAP Measures
As a result of acquisitions, the Company has intangible assets consisting of goodwill and core deposit and other intangible assets totaling $27,579,000 and $16,502,000 at September 30, 2019 and December 31, 2018.
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
The following table presents the computation of each non-GAAP based measure shown together with its most directly comparable GAAP based measure.

(in thousands, except per share information)	September 30, 2019	December 31, 2018
Tangible Book Value per Common Share
Shareholders' equity	$223,493	$173,433
Goodwill and other intangible assets, net of related tax effect	25,972	15,698
Tangible common equity (non-GAAP)	$197,521	$157,735

Common shares outstanding	11,175	9,430

Book value per share (most directly comparable GAAP based measure)	$20.00	$18.39
Intangible assets per share	2.33	1.66
Tangible book value per share (non-GAAP)	$17.67	$16.73

	At or For The Three Months Ended		At or For The Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net Interest Margin (excluding the impact of purchase accounting)
Net interest margin as reported	3.27%	3.28%	3.43%	3.29%
Adjustment for purchase accounting:
Total interest-earning assets (loans)	0.19%	0.00%	0.19%	0.00%
Net Interest Margin (excluding the impact of purchase accounting) (non-GAAP)	3.08%	3.28%	3.24%	3.29%

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
The simulation analysis results are presented in the Earnings at Risk table below. At September 30, 2019, similar to at December 31, 2018, these results indicate the Company would be better positioned in a moderately rising rate environment than it would be if interest rates increased more substantially or decreased.
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
At September 30, 2019, similar to at December 31, 2018, these results indicate the Company would be better positioned in a rising interest rate environment than it would be if interest rates decreased.

Earnings at Risk			Value at Risk
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates (basis points)	September 30, 2019	December 31, 2018	Change in Market Interest Rates (basis points)	September 30, 2019	December 31, 2018
(100)	(1.6)%	(2.1)%	(100)	(30.0)%	(14.1)%
100	(0.5)%	(0.6)%	100	17.0%	6.1%
200	(2.7)%	(2.2)%	200	25.0%	7.1%

Item 4. Controls and Procedures
Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s management, including the Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at September 30, 2019.  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective at September 30, 2019.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the third quarter of 2019.

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

The risk factor related to changes in our accounting policies or in accounting standards appearing in our Annual Report on Form 10-K for the year ended December 31, 2018 referenced an adoption date in 2020 for ASU 2016-13, for changes in measurement of credit losses. As noted elsewhere in this Form 10-Q, the FASB has approved a delay in the effective date of this ASU for smaller reporting companies until fiscal years beginning after December 15, 2022, with earlier adoption permitted. Pending issuance of the final pronouncement, the Company is evaluating the impact of the delay for adoption of the update.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
No shares of the Company were repurchased from July 1, 2019 to September 30, 2019.
In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. At September 30, 2019, 82,725 shares had been repurchased under the program at a total cost of $1,438,000, or 17.38 per share. The maximum number of shares that may yet be purchased under the plan is 333,275 at September 30, 2019.
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

3.1	Articles of Incorporation as amended, incorporated by reference to Exhibit 3.1 of the Registrant’s Report on Form 8-K filed on January 29, 2010.

3.2	By-laws as amended, incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 8-K filed January 30, 2018.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed February 8, 2010 (File No. 333-164780).

10.1	Deferred Compensation Agreement between Orrstown Bank and Thomas R. Quinn, Jr., incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K filed September 27, 2019.

10.2
Amendment No. 1 to Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Thomas R. Quinn, Jr., incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 8-K filed September 27, 2019.

10.3
First Amendment to Salary Continuation Agreement between Orrstown Bank and Thomas R. Quinn, Jr., incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 8-K filed September 27, 2019.

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

/s/ Thomas R. Quinn, Jr.
Thomas R. Quinn, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas R. Brugger
Thomas R. Brugger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2019