Form 10-Q
period 2020-03-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2020-05-07
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-34292

ORRSTOWN FINANCIAL SERVICES, INC.
(Exact Name of Registrant as Specified in its Charter)

Pennsylvania			23-2530374
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)
77 East King Street	P. O. Box 250	Shippensburg	Pennsylvania	17257
(Address of Principal Executive Offices)				(Zip Code)
Registrant’s Telephone Number, Including Area Code:		(717)	532-6114

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, no par value	ORRF	Nasdaq Stock Market

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s Common Stock as of April 30, 2020: 11,196,724.

ORRSTOWN FINANCIAL SERVICES, INC.

Glossary of Defined Terms
The following terms may be used throughout this Report, including the unaudited condensed consolidated financial statements and related notes.

Term	Definition

ALL	Allowance for loan losses
AFS	Available for sale
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Orrstown Bank, the commercial banking subsidiary of Orrstown Financial Services, Inc.
CDI	Core deposit intangible
CET1	Common Equity Tier 1
CMO	Collateralized mortgage obligation
Company	Orrstown Financial Services, Inc. and subsidiaries (interchangeable with "Orrstown” below)
EPS	Earnings per common share
ERM	Enterprise risk management
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
GSE	U.S. government-sponsored enterprise
Hamilton	Hamilton Bancorp, Inc., and its wholly-owned banking subsidiary, Hamilton Bank
IRC	Internal Revenue Code of 1986, as amended
LHFS	Loans held for sale
MBS	Mortgage-backed securities
MPF Program	Mortgage Partnership Finance Program
MSR	Mortgage servicing right
NIM	Net interest margin
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
Orrstown	Orrstown Financial Services, Inc. and subsidiaries
OTTI	Other-than-temporary impairment
2011 Plan	2011 Orrstown Financial Services, Inc. Incentive Stock Plan
PCI loans	Purchased credit impaired loans
Repurchase Agreements	Securities sold under agreements to repurchase
ROU	Right of use (leases)
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
TDR	Troubled debt restructuring
Wheatland	Wheatland Advisors, Inc., the Registered Investment Advisor subsidiary of Orrstown Financial Services, Inc.
Unless the context otherwise requires, the terms “Orrstown,” “we,” “us,” “our,” and “Company” refer to Orrstown Financial Services, Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

(Dollars in thousands, except per share amounts)	March 31, 2020	December 31, 2019
Assets
Cash and due from banks	$33,974	$25,969
Interest-bearing deposits with banks	23,163	29,994
Cash and cash equivalents	57,137	55,963
Restricted investments in bank stocks	15,823	16,184
Securities available for sale (amortized cost of $497,454 and $491,492 at March 31, 2020 and December 31, 2019, respectively)	479,599	490,885
Loans held for sale, at fair value	7,900	9,364
Loans	1,656,948	1,644,330
Less: Allowance for loan losses	(15,803)	(14,655)
Net loans	1,641,145	1,629,675
Premises and equipment, net	37,098	37,524
Cash surrender value of life insurance	64,016	63,613
Goodwill	20,142	19,925
Other intangible assets, net	6,717	7,180
Accrued interest receivable	6,697	6,040
Other assets	51,279	46,921
Total assets	$2,387,553	$2,383,274
Liabilities
Deposits:
Noninterest-bearing	$263,502	$249,450
Interest-bearing	1,633,794	1,626,072
Total deposits	1,897,296	1,875,522
Securities sold under agreements to repurchase	10,933	8,269
FHLB Advances	201,166	209,667
Subordinated notes	31,861	31,847
Other liabilities	35,727	34,720
Total liabilities	2,176,983	2,160,025

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value—$0.05205 stated value per share 50,000,000 shares authorized; 11,268,679 shares issued and 11,196,724 outstanding at March 31, 2020; 11,220,604 shares issued and 11,199,874 outstanding at December 31, 2019	586	584
Additional paid - in capital	187,843	188,365
Retained earnings	38,408	35,246
Accumulated other comprehensive loss	(15,097)	(480)
Treasury stock— 71,955 and 20,730 shares, at cost at March 31, 2020 and December 31, 2019, respectively	(1,170)	(466)
Total shareholders’ equity	210,570	223,249
Total liabilities and shareholders’ equity	$2,387,553	$2,383,274
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended
(Dollars in thousands, except per share amounts)	March 31, 2020	March 31, 2019
Interest income
Loans	$20,166	$15,151
Investment securities - taxable	3,438	3,492
Investment securities - tax-exempt	284	842
Short-term investments	79	173
Total interest income	23,967	19,658
Interest expense
Deposits	4,354	3,715
Securities sold under agreements to repurchase	32	27
FHLB Advances	818	659
Subordinated notes	501	497
Total interest expense	5,705	4,898
Net interest income	18,262	14,760
Provision for loan losses	925	400
Net interest income after provision for loan losses	17,337	14,360
Noninterest income
Service charges on deposit accounts	847	753
Interchange income	788	736
Other service charges, commissions and fees	140	149
Loan swap referral fees	200	—
Trust and investment management income	1,640	1,758
Brokerage income	719	478
Mortgage banking activities	332	468
Gain on sale of portfolio loans	1,878	—
Income from life insurance	540	342
Investment securities (losses) gains	(40)	339
Other income	30	112
Total noninterest income	7,074	5,135
Noninterest expenses
Salaries and employee benefits	11,594	8,677
Occupancy	1,127	1,001
Furniture and equipment	1,162	1,023
Data processing	871	770
Automated teller and interchange fees	251	236
Advertising and bank promotions	789	521
FDIC insurance	47	185
Other professional services	716	557
Directors' compensation	201	236
Taxes other than income	—	306
Intangible asset amortization	463	208
Merger related and branch consolidation expenses	—	645
Insurance claim receivable (recovery) write-off	(486)	615
Other operating expenses	1,569	1,181
Total noninterest expenses	18,304	16,161
Income before income tax expense	6,107	3,334
Income tax expense	1,039	232
Net income	$5,068	$3,102
Per share information:
Basic earnings per share	$0.46	$0.34
Diluted earnings per share	0.46	0.33
Dividends paid per share	0.17	0.15
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended
(Dollars in thousands)	March 31, 2020	March 31, 2019
Net income	$5,068	$3,102
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities available for sale arising during the period	(17,288)	5,127
Reclassification adjustment for losses (gains) realized in net income	40	(339)
Net unrealized (losses) gains on securities available for sale	(17,248)	4,788
Tax effect	3,622	(1,006)
Total other comprehensive (loss) income, net of tax and reclassification adjustments on securities available for sale	(13,626)	3,782
Unrealized loss on interest rate swaps used in cash flow hedges	(1,259)	—
Reclassification adjustment for losses realized in net income	4	—
Net unrealized loss on interest rate swaps used in cash flow hedges	(1,255)	—
Tax effect	264	—
Total other comprehensive loss, net of tax and reclassification adjustments on interest rate swaps	(991)	—
Total other comprehensive (loss) income, net of tax and reclassification adjustments	(14,617)	3,782
Total comprehensive (loss) income	$(9,549)	$6,884
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended March 31, 2019
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2019	$491	$151,678	$24,472	$(2,972)	$(236)	$173,433
Net income	—	—	3,102	—	—	3,102
Total other comprehensive income, net of taxes	—	—	—	3,782	—	3,782
Cash dividends ($0.15 per share)	—	—	(1,413)	—	—	(1,413)
Share-based compensation plans:
45,514 net common shares issued and 9,031 net treasury shares acquired, including compensation expense totaling $499	3	24	—	—	236	263
Balance, March 31, 2019	$494	$151,702	$26,161	$810	$—	$179,167

	Three Months Ended March 31, 2020
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2020	$584	$188,365	$35,246	$(480)	$(466)	$223,249
Net income	—	—	5,068	—	—	5,068
Total other comprehensive loss, net of taxes	—	—	—	(14,617)	—	(14,617)
Cash dividends ($0.17 per share)	—	—	(1,906)	—	—	(1,906)
Share-based compensation plans:
48,075 net common shares issued and 51,225 net treasury shares acquired, including compensation expense totaling $525	2	(522)	—	—	(704)	(1,224)
Balance, March 31, 2020	$586	$187,843	$38,408	$(15,097)	$(1,170)	$210,570

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended
(Dollars in thousands)	March 31, 2020	March 31, 2019
Cash flows from operating activities
Net income	$5,068	$3,102
Adjustments to reconcile net income to net cash provided by operating activities:
Net (discount accretion) premium amortization	(664)	69
Depreciation and amortization expense	1,388	1,079
Provision for loan losses	925	400
Share-based compensation	525	499
Gain on sales of loans originated for sale	(1,216)	(350)
Mortgage loans originated for sale	(20,851)	(16,682)
Proceeds from sales of loans originated for sale	23,185	15,505
Gain on sale of portfolio loans	(1,878)	—
Net loss on disposal of premises and equipment	1	130
Deferred income taxes	1,024	211
Investment securities losses (gains)	40	(339)
Income from life insurance	(540)	(342)
Increase in accrued interest receivable	(657)	(413)
Decrease in accrued interest payable and other liabilities	(352)	(2,351)
Other, net	(1,567)	(89)
Net cash provided by operating activities	4,431	429
Cash flows from investing activities
Proceeds from sales of AFS securities	—	59,464
Maturities, repayments and calls of AFS securities	20,497	6,306
Purchases of AFS securities	(26,692)	(85,324)
Net redemptions of restricted investments in bank stocks	361	550
Net increase in loans	(31,515)	(17,974)
Proceeds from sales of portfolio loans	21,618	—
Purchases of bank premises and equipment	(83)	(689)
Net cash used in investing activities	(15,814)	(37,667)
Cash flows from financing activities
Net increase in deposits	21,746	61,931
Net decrease in borrowings with original maturities less than 90 days	(65,716)	(29,490)
Proceeds from FHLB advances	99,977	20,000
Payments on FHLB advances	(40,098)	(25,094)
Subordinated note issuance costs	—	(58)
Dividends paid	(1,906)	(1,413)
Acquisition of treasury stock	(1,510)	—
Treasury shares repurchased for employee taxes associated with restricted stock vesting	—	(294)
Proceeds from issuance of stock for option exercises and employee stock purchase plan	64	58
Net cash provided by financing activities	12,557	25,640
Net increase (decrease) in cash and cash equivalents	1,174	(11,598)
Cash and cash equivalents at beginning of period	55,963	88,815
Cash and cash equivalents at end of period	$57,137	$77,217

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,544	$4,724
Supplemental schedule of noncash investing activities:
OREO acquired in settlement of loans	—	161
Lease liabilities arising from obtaining ROU assets	—	8,115
Securities purchases not yet settled	714	—

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(All dollar amounts presented in the tables, except per share amounts, are in thousands)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
See the Glossary of Defined Terms at the beginning of this Report for terms used throughout the unaudited condensed consolidated financial statements and related notes of this Form 10-Q.
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
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of Orrstown Financial Services, Inc. and its wholly owned subsidiaries, the Bank and Wheatland. The Company has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, SEC rules that permit reduced disclosure for interim periods, and Article 10 of Regulation S-X. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements. The December 31, 2019 consolidated balance sheet information contained in this Quarterly Report on Form 10-Q was derived from the 2019 audited consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications may have been made to prior year amounts to conform with current year classifications.
The Company's management has evaluated all activity of the Company and concluded that subsequent events are properly reflected in the Company's unaudited condensed consolidated financial statements and notes as required by GAAP.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The effects of the COVID-19 pandemic may negatively impact material estimates. Material estimates that are particularly susceptible to significant change include the determination of the ALL and those used in valuation methodologies in areas with no observable market, such as loans, deposits, borrowings, goodwill, core deposit and other intangible assets, mortgage servicing rights, other assets and liabilities obtained or assumed in business combinations.
Derivatives - FASB ASC 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.
The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. The Company's objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily use interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.
Changes to the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged transaction affects earnings. During the three months ended March 31, 2020, such derivatives were used to hedge the variable cash flows associated with overnight borrowings.
Leases - The Company evaluates its contracts at inception to determine if an arrangement either is a lease or contains one. Operating lease ROU assets are included in other assets and operating lease liabilities in accrued interest payable and other liabilities in the unaudited condensed consolidated balance sheets. The Company had no finance leases at March 31, 2020.
ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company's leases do not provide an implicit rate, so the Company's incremental borrowing rate is used, which approximates its fully collateralized borrowing rate, based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is reevaluated upon lease modification. The operating lease ROU asset also includes any initial direct costs and prepaid lease payments made less any lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option.
In accordance with ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), the Company keeps leases with an initial term of 12 months or less off of the balance sheet. The Company recognizes these lease payments in the unaudited condensed consolidated statements of income on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components and has elected the practical expedient to account for them as a single lease component.
The Company's operating leases relate primarily to bank branches and office space. Upon the adoption of ASU 2016-02 on January 1, 2019, operating lease liabilities of $10.5 million and related lease assets of $7.5 million were recognized on the unaudited condensed consolidated balance sheets. The difference between the lease assets and lease liabilities primarily consists of deferred rent liabilities reclassified upon adoption to reduce the measurement of the lease assets.
Recent Accounting Pronouncements - ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The amendments in this update require an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the amendments in this update amend the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For certain public companies, this update was effective for interim and annual periods beginning after December 15, 2019. The Company delayed the adoption of ASU 2016-13 as noted below.
ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates ("ASU 2019-10"), extended the implementation deadline of ASU 2016-13 for smaller reporting and other companies until the fiscal year and interim periods beginning after December 15, 2022. The Company meets the requirements to be considered a smaller reporting company under SEC Regulation S-K and SEC Rule 405, and did not adopt ASU 2016-13 on January 1, 2020. The Company is evaluating the impact of the delay for adoption of ASU 2016-13. The Company is working with a third party vendor solution to assist with the application of ASU 2016-13 and finalizing the loss estimation models to be used. Once management determines which methods will be utilized, a third party will be contracted to perform a model validation prior to adoption. While the Company anticipates the allowance for loan losses will increase under its current assumptions, it expects the impact of adopting ASU 2016-13 will be influenced by the composition, characteristics and quality of its loan and securities portfolios, as well as general economic conditions and forecasts at the adoption date. The other provisions of ASU 2019-10 were not applicable to the Company.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04). ASU 2020-04 contains optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The optional expedients apply consistently to all contracts or transactions within the scope of this topic, while the optional expedients for hedging relationships can be elected on an individual basis. The Company has formed a cross-functional working group to lead the transition from LIBOR to a planned adoption of an alternate index. The Company has not yet determined what index will replace LIBOR in its loan agreements. The Company is in the process of implementing fallback language for loans that will mature after 2021. The Company expects to adopt the LIBOR transition relief allowed under this standard, and is currently evaluating the potential impact of this guidance on its financial statements.

NOTE 2.    MERGERS AND ACQUISITIONS
Hamilton Bancorp, Inc.
On May 1, 2019, the Company acquired 100% of the outstanding common shares of Hamilton Bancorp, Inc., and its wholly-owned subsidiary, Hamilton Bank, based in Towson, Maryland. The Company acquired Hamilton to introduce our banking and financial services into the Greater Baltimore area of Maryland.
Pursuant to the merger agreement, the Company issued 1,765,704 shares of its common stock and paid $14.2 million in cash for all outstanding shares of Hamilton stock and options vesting upon acquisition. Based on the Company's closing stock price of $20.74 on April 30, 2019, the consideration paid to acquire Hamilton totaled approximately $50.8 million.
The fair value of assets acquired, excluding goodwill, totaled $492.6 million, including loans totaling $347.1 million. The fair value of liabilities assumed totaled $449.4 million, including deposits totaling $388.2 million. Goodwill represents consideration transferred in excess of the fair value of the net assets acquired. At May 1, 2019, the Company recognized $7.6 million in goodwill associated with the Hamilton acquisition. The goodwill resulting from the acquisition represents the value expected from the expansion of our market in the Greater Baltimore area and the enhancement of our operations through customer synergies and efficiencies, thereby providing enhanced customer service. Goodwill acquired in the Hamilton acquisition is not deductible for tax purposes.
The Hamilton acquisition was accounted for using the acquisition method of accounting and, accordingly, purchased assets, including identifiable intangible assets, and assumed liabilities were recorded at their respective acquisition date fair values. The fair value measurements of assets acquired and liabilities assumed are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. The Company continues to finalize the fair values of loans, intangible assets, other assets, income taxes and liabilities. As a result, the recorded fair value adjustments are preliminary and may change as additional information becomes available. Fair value adjustments will be finalized no later than May 2020. Measurement period adjustments made from the date of acquisition through March 31, 2020 are summarized in Note 6 - Goodwill and Other Intangible Assets.

The following table summarizes the consideration paid for Hamilton and the estimated fair values of the assets acquired and liabilities assumed recognized at the acquisition date:

Fair value of consideration transferred:
Cash	$14,197
Common stock issued	36,622
Total consideration transferred	$50,819

Estimated fair values of assets acquired and liabilities assumed:
Cash and cash equivalents	$43,140
Securities available for sale	60,882
Restricted investments in bank stocks	2,658
Loans	347,143
Premises and equipment	3,749
Core deposit intangible	4,550
Goodwill	7,551
Cash surrender value of life insurance	17,948
Deferred tax asset, net	5,838
ROU lease asset	2,793
Other assets	3,925
Total assets acquired	500,177

Deposits	(388,246)
Borrowings	(51,393)
Other liabilities	(9,719)
Total liabilities assumed	$(449,358)

The determination of estimated fair values of the acquired loans required the Company to make certain estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature. Based on such factors as past due status, nonaccrual status, bankruptcy status, and credit risk ratings, the acquired loans were divided into loans with evidence of credit quality deterioration, which are accounted for under ASC 310-30 (purchased credit impaired), and loans that do not meet this criteria, which are accounted for under ASC 310-20 (purchased non-impaired). Expected cash flows, both principal and interest, were estimated based on key assumptions covering such factors as prepayments, default rates and severity of loss given default. These assumptions were developed using both Hamilton's historical experience and the portfolio characteristics as of the acquisition date, as well as available market research. The fair value estimates for acquired loans were based on the amount and timing of expected principal, interest and other cash flows, including expected prepayments, discounted at prevailing market interest rates applicable to the types of acquired loans, which the Company considered to be level 3 fair value measurements. Deposit liabilities assumed in the Hamilton acquisition were segregated into two categories: time-deposits (i.e., deposit accounts with a stated maturity) and demand deposits, both using level 2 fair value measurements. In determining fair value of time deposits, the Company discounted the contractual cash flows of the deposit accounts using prevailing market interest rates for time deposit accounts of similar type and duration. For demand deposits, the acquisition date outstanding balance of the assumed demand deposit accounts approximates fair value. Acquisition date fair values for securities available for sale were determined using Level 1 or Level 2 inputs consistent with the methods discussed further in Note 13 - Fair Value. The remaining acquisition date fair values represent either Level 2 fair value measurements or Level 3 fair value measurements (premises and equipment and core deposit intangible).
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

Loans acquired with Hamilton were measured at fair value at the acquisition date with no carryover of any ALL. Loans were segregated into those loans considered to be performing and those considered PCI. The following table presents performing and PCI loans acquired, by loan class, at May 1, 2019:

	Performing	PCI	Total
Commercial real estate:
Owner-occupied	$42,148	$5,894	$48,042
Non-owner occupied	45,401	770	46,171
Multi-family	10,773	—	10,773
Acquisition and development:
1-4 family residential construction	7,450	—	7,450
Commercial and land development	4,528	—	4,528
Commercial and industrial	32,316	1,914	34,230
Residential mortgage:
First lien	152,657	10,494	163,151
Home-equity - term	4,478	1	4,479
Home equity - lines of credit	13,657	—	13,657
Installment and other loans	14,467	195	14,662
Total loans acquired	$327,875	$19,268	$347,143

The following table presents the fair value adjustments made to the amortized cost basis of loans acquired at May 1, 2019:

Gross amortized cost basis at acquisition	$362,125
Market rate adjustment	(5,309)
Credit fair value adjustment on non-credit impaired loans	(3,947)
Credit fair value adjustment on PCI loans	(5,726)
Estimated fair value of acquired loans	$347,143

The market rate adjustment represents the movement in market interest rates, irrespective of credit adjustments, compared to the contractual rates of the acquired loans. The credit fair value adjustment made on non-credit impaired loans represents the changes in credit quality of the underlying borrowers from loan inception to the acquisition date. The credit fair value adjustment on PCI loans is derived in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, and represents the portion of the loan balance that has been deemed uncollectible based on our expectations of future cash flows for each respective loan.
The following table provides information about acquired PCI loans at May 1, 2019:

Contractually required principal and interest at acquisition	$31,599
Nonaccretable difference	(8,834)
Expected cash flows at acquisition	22,765
Accretable yield	(3,497)
Estimated fair value of acquired PCI loans	$19,268

Unaudited pro forma net income for the Company for the three months ended March 31, 2019, would have totaled $3.3 million, and revenues would have totaled $23.3 million for the same period had the Hamilton acquisition occurred January 1, 2019.
The Company did not incur any merger related expenses in connection with the Hamilton acquisition for the three months ended March 31, 2020.

NOTE 3. INVESTMENT SECURITIES
At March 31, 2020 and December 31, 2019, all investment securities were classified as AFS. The following table summarizes amortized cost and fair value of investment securities, and the corresponding amounts of gross unrealized gains and losses recognized in AOCI, at March 31, 2020 and December 31, 2019:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2020
States and political subdivisions	$105,572	$6,111	$626	$111,057
GSE residential MBSs	4,551	55	—	4,606
GSE residential CMOs	66,134	2,022	941	67,215
Non-agency CMOs	17,161	—	482	16,679
Private label commercial CMOs	73,978	—	7,844	66,134
Asset-backed	229,461	75	16,225	213,311
Other	597	—	—	597
Totals	$497,454	$8,263	$26,118	$479,599
December 31, 2019
States and political subdivisions	$83,607	$4,288	$32	$87,863
GSE residential CMOs	67,928	1,000	774	68,154
Non-agency CMOs	17,210	—	123	17,087
Private label commercial CMOs	86,704	156	231	86,629
Asset-backed	235,406	138	5,029	230,515
Other	637	—	—	637
Totals	$491,492	$5,582	$6,189	$490,885

The following table summarizes investment securities with unrealized losses at March 31, 2020 and December 31, 2019, aggregated by major security type and the length of time in a continuous unrealized loss position.

	Less Than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
March 31, 2020
States and political subdivisions	1	$9,595	$626	—	$—	$—	1	$9,595	$626
GSE residential CMOs	3	27,206	941	—	—	—	3	27,206	941
Non-agency CMOs	1	16,679	482	—	—	—	1	16,679	482
Private label commercial CMOs	7	34,983	3,121	8	31,151	4,723	15	66,134	7,844
Asset-backed	11	84,057	5,304	9	122,692	10,921	20	206,749	16,225
Totals	23	$172,520	$10,474	17	$153,843	$15,644	40	$326,363	$26,118
December 31, 2019
States and political subdivisions	1	$6,173	$32	—	$—	$—	1	$6,173	$32
GSE residential CMOs	5	37,158	309	1	11,602	465	6	48,760	774
Non-agency CMOs	1	17,087	123	—	—	—	1	17,087	123
Private label commercial CMOs	6	26,079	67	8	39,726	164	14	65,805	231
Asset-backed	9	92,189	1,145	9	121,399	3,884	18	213,588	5,029
Totals	22	$178,686	$1,676	18	$172,727	$4,513	40	$351,413	$6,189

The Company determines whether unrealized losses are temporary in nature in accordance with FASB ASC 320-10, Investments - Overall, (“FASB ASC 320-10”) and FASB ASC 325-40, Investments – Beneficial Interests in Securitized Financial Assets, when applicable. The evaluation is based upon factors such as the creditworthiness of the underlying borrowers, performance of the underlying collateral, if applicable, and the level of credit support in the security structure. Management also evaluates other factors and circumstances that may be indicative of an OTTI condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost and near-term prospects of the issuer.
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
As of March 31, 2020, the Company had no cumulative OTTI. There were no OTTI charges recognized in earnings as a result of credit losses on investments in the three months ended March 31, 2020 or 2019. Unrealized losses in the Company's investment portfolio are the result of interest rate fluctuations. During the three months ended March 31, 2020, unrealized losses were substantially higher due to the impact of the COVID-19 pandemic and the resulting market uncertainty..
States and Political Subdivisions. The unrealized losses presented in the table above have been caused by a widening of spreads from the time these securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is OTTI. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at March 31, 2020 or December 31, 2019.

GSE Residential CMOs. The unrealized losses presented in the table above have been caused by a widening of spreads from the time these securities were purchased. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than its par value basis. Management considers the investment rating and other credit support in determining whether a security is other-than-temporarily impaired. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at March 31, 2020 or December 31, 2019.
Non-agency CMOs. The unrealized losses presented in the table above have been caused by a widening of spreads from the time the securities were purchased. Management considers the investment rating and other credit support in determining whether a security is other-than-temporarily impaired. As of March 31, 2020, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend to sell nor will it be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.
Private Label Commercial CMOs and Asset-backed. The unrealized losses presented in the table above have been caused by a widening of spreads from the time the securities were purchased. The sudden and desperate need for liquidity from many institutional pools of capital combined with the global economic implications of the COVID-19 pandemic caused significant widening of spreads. Management considers the investment rating and other credit support in determining whether a security is other-than-temporarily impaired. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at March 31, 2020 or December 31, 2019.
The following table summarizes the credit ratings and collateral associated with the Company's investment portfolio, excluding equity securities, at March 31, 2020:

Sector	Portfolio Mix	Amortized Book	Fair Value	Credit Enhancement	AAA	AA	A	BBB	NR	Collateral Type
Unsecured ABS	2%	$12,112	$11,098	37%	7%	—%	—%	—%	93%	Unsecured Consumer Debt
Student Loan ABS	3%	13,450	12,212	25%	—%	—%	—%	—%	100%	Seasoned Student Loans
Federal Family Education Loan ABS	37%	184,009	170,418	6%	4%	73%	23%	—%	—%	Federal Family Education Loan (1)
PACE Loan ABS	1%	6,488	6,563	5%	100%	—%	—%	—%	—%	PACE Loans
Non-Agency CMBS	15%	73,978	66,134	55%	87%	—%	3%	10%	—%	Commercial Real Estate
Non-Agency RMBS	4%	17,161	16,679	33%	100%	—%	—%	—%	—%	Reverse Mortgages (2)
Municipal - General Obligation	11%	54,310	58,332		3%	84%	13%	—%	—%
Municipal - Revenue	10%	51,263	52,725		—%	61%	19%	—%	20%
SBA ReRemic	3%	13,402	13,020		—%	100%	—%	—%	—%	SBA Guarantee (3)
Agency MBS	14%	70,684	71,821		—%	100%	—%	—%	—%	Residential Mortgages (3)
Bank CDs	—%	499	499		—%	—%	—%	—%	100%	FDIC Insured CD
	100%	$497,356	$479,502		20%	60%	12%	1%	7%

(1) 97% guaranteed by U.S. government
(2) Currently 5% credit enhancement; expected credit enhancement is provided
(3) 100% guaranteed by U.S. government agencies

Note : Ratings in table are the lowest of the three rating agencies (Standard & Poors, Moody's & Fitch). Standard & Poors rates U.S. government obligations at AA+

The following table summarizes amortized cost and fair value of investment securities by contractual maturity at March 31, 2020. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$480	$480
Due after one year through five years	249	249
Due after five years through ten years	27,296	28,734
Due after ten years	78,144	82,191
CMOs	161,824	154,634
Asset-backed	229,461	213,311
	$497,454	$479,599

The following table summarizes proceeds from sales of investment securities and gross gains and gross losses for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Proceeds from sale of investment securities	$—	$59,464
Gross gains	—	519
Gross losses	40	180
During the three months ended March 31, 2020, a loss of $40 thousand was recorded to write-down an equity security to market value, compared to net investment security gains of $339 thousand for the three months ended March 31, 2019. Investment securities with a fair value of $377.0 million and $158.7 million at March 31, 2020 and December 31, 2019, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

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

The following table presents the loan portfolio by segment and class, excluding residential mortgage LHFS, at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Commercial real estate:
Owner occupied	$168,586	$170,884
Non-owner occupied	377,933	361,050
Multi-family	107,797	106,893
Non-owner occupied residential	118,773	120,038
Acquisition and development:
1-4 family residential construction	13,037	15,865
Commercial and land development	49,348	41,538
Commercial and industrial	235,791	214,554
Municipal	46,551	47,057
Residential mortgage:
First lien	324,766	336,372
Home equity - term	13,337	14,030
Home equity - lines of credit	165,375	165,314
Installment and other loans	35,654	50,735
Total Loans	$1,656,948	$1,644,330

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

The following table summarizes the Company’s loan portfolio ratings based on its internal risk rating system at March 31, 2020 and December 31, 2019:

	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	PCI Loans	Total
March 31, 2020
Commercial real estate:
Owner occupied	$152,679	$4,538	$3,013	$3,487	$—	$4,869	$168,586
Non-owner occupied	361,029	15,996	—	—	—	908	377,933
Multi-family	102,838	3,951	672	336	—	—	107,797
Non-owner occupied residential	111,102	4,374	1,380	340	—	1,577	118,773
Acquisition and development:
1-4 family residential construction	12,523	514	—	—	—	—	13,037
Commercial and land development	47,762	200	549	837	—	—	49,348
Commercial and industrial	222,152	967	8,108	840	—	3,724	235,791
Municipal	42,221	4,330	—	—	—	—	46,551
Residential mortgage:
First lien	316,296	—	—	2,188	—	6,282	324,766
Home equity - term	13,233	72	—	12	—	20	13,337
Home equity - lines of credit	164,549	73	36	717	—	—	165,375
Installment and other loans	35,540	—	—	20	—	94	35,654
	$1,581,924	$35,015	$13,758	$8,777	$—	$17,474	$1,656,948

December 31, 2019
Commercial real estate:
Owner occupied	$151,161	$4,513	$3,163	$5,872	$—	$6,175	$170,884
Non-owner occupied	342,753	17,152	—	—	—	1,145	361,050
Multi-family	100,361	4,822	682	345	—	683	106,893
Non-owner occupied residential	111,697	4,534	1,115	235	—	2,457	120,038
Acquisition and development:
1-4 family residential construction	15,865	—	—	—	—	—	15,865
Commercial and land development	39,939	206	1,393	—	—	—	41,538
Commercial and industrial	198,951	1,133	8,899	1,763	—	3,808	214,554
Municipal	42,649	4,408	—	—	—	—	47,057
Residential mortgage:
First lien	323,040	978	—	2,590	—	9,764	336,372
Home equity - term	13,774	74	149	13	—	20	14,030
Home equity - lines of credit	164,469	74	38	733	—	—	165,314
Installment and other loans	50,497	—	—	85	—	153	50,735
	$1,555,156	$37,894	$15,439	$11,636	$—	$24,205	$1,644,330

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
At March 31, 2020 and December 31, 2019, nearly all of the Company’s loan impairments were measured based on the estimated fair value of the collateral securing the loan, except for TDRs. By definition, TDRs are considered impaired. All TDR impairment analyses are initially based on discounted cash flows for those loans. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it could also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
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
Collateral on certain impaired loans is not limited to real estate, and may consist of accounts receivable, inventory, equipment or other business assets. Estimated fair values are determined based on borrowers’ financial statements, inventory ledgers, accounts receivable aging or appraisals from individuals with knowledge in the business. Stated balances are generally discounted for the age of the financial information or the quality of the assets. In determining fair value, liquidation discounts are applied to this collateral based on existing loan evaluation policies.
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
The following table, which excludes PCI loans, summarizes impaired loans by segment and class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at March 31, 2020 and December 31, 2019. The recorded investment in loans excludes accrued interest receivable due to insignificance. Related allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and any partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
March 31, 2020
Commercial real estate:
Owner-occupied	$—	$—	$—	$3,487	$4,246
Multi-family	—	—	—	336	565
Non-owner occupied residential	—	—	—	340	537
Acquisition and development:
Commercial and land development	—	—	—	837	875
Commercial and industrial	—	—	—	840	2,159
Residential mortgage:
First lien	724	724	37	1,464	2,777
Home equity—term	—	—	—	12	14
Home equity—lines of credit	—	—	—	717	1,028
Installment and other loans	—	—	—	20	30
	$724	$724	$37	$8,053	$12,231
December 31, 2019
Commercial real estate:
Owner-occupied	$—	$—	$—	$5,872	$8,086
Multi-family	—	—	—	345	569
Non-owner occupied residential	—	—	—	235	422
Commercial and industrial	—	—	—	1,763	3,361
Residential mortgage:
First lien	425	425	36	2,165	3,164
Home equity—term	—	—	—	13	15
Home equity—lines of credit	—	—	—	733	1,077
Installment and other loans	—	—	—	85	97
	$425	$425	$36	$11,211	$16,791

The following table, which excludes PCI loans, summarizes the average recorded investment in impaired loans and related recognized interest income for the three months ended March 31, 2020 and 2019:

	2020		2019
	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Three Months Ended March 31,
Commercial real estate:
Owner occupied	$5,234	$1	$1,863	$—
Non-owner occupied	—	—	—	—
Multi-family	341	—	127	—
Non-owner occupied residential	257	—	301	—
Acquisition and development:
1-4 family residential construction	—	—	—	—
Commercial and land development	209	—	—	—
Commercial and industrial	1,313	—	277	—
Residential mortgage:
First lien	2,400	12	2,788	15
Home equity - term	12	—	15	—
Home equity - lines of credit	726	—	758	—
Installment and other loans	46	—	7	—
	$10,538	$13	$6,136	$15

The following table presents impaired loans that are TDRs, with the recorded investment at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing:
Commercial real estate:
Owner occupied	1	$29	1	$30
Residential mortgage:
First lien	9	925	9	931
Home equity - lines of credit	1	17	1	18
	11	971	11	979
Nonaccruing:
Commercial real estate:
Owner occupied	2	218	4	1,909
Residential mortgage:
First lien	5	350	5	359
	7	568	9	2,268
	18	$1,539	20	$3,247

There were zero new TDR's for the three months ended March 31, 2020 and 2019.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of loan portfolio summarized by aging categories of performing loans and nonaccrual loans at March 31, 2020 and December 31, 2019:

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
March 31, 2020
Commercial real estate:
Owner occupied	$156,194	$4,065	$—	$—	$4,065	$3,458	$163,717
Non-owner occupied	377,025	—	—	—	—	—	377,025
Multi-family	107,180	281	—	—	281	336	107,797
Non-owner occupied residential	116,222	634	—	—	634	340	117,196
Acquisition and development:
1-4 family residential construction	12,780	257	—	—	257	—	13,037
Commercial and land development	48,495	16	—	—	16	837	49,348
Commercial and industrial	230,859	367	—	1	368	840	232,067
Municipal	46,551	—	—	—	—	—	46,551
Residential mortgage:
First lien	305,689	10,705	621	206	11,532	1,263	318,484
Home equity - term	13,302	3	—	—	3	12	13,317
Home equity - lines of credit	164,049	475	151	—	626	700	165,375
Installment and other loans	35,235	260	45	—	305	20	35,560
Subtotal	1,613,581	17,063	817	207	18,087	7,806	1,639,474
Loans acquired with credit deterioration:
Commercial real estate:
Owner occupied	3,199	1,545	—	125	1,670	—	4,869
Non-owner occupied	338	—	—	570	570	—	908
Non-owner occupied residential	1,296	1	—	280	281	—	1,577
Commercial and industrial	3,708	—	—	16	16	—	3,724
Residential mortgage:
First lien	3,551	1,814	—	917	2,731	—	6,282
Home equity - term	16	4	—	—	4	—	20
Installment and other loans	67	10	17	—	27	—	94
Subtotal	12,175	3,374	17	1,908	5,299	—	17,474
	$1,625,756	$20,437	$834	$2,115	$23,386	$7,806	$1,656,948

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
December 31, 2019
Commercial real estate:
Owner occupied	$158,723	$144	$—	$—	$144	$5,842	$164,709
Non-owner occupied	359,425	480	—	—	480	—	359,905
Multi-family	105,865	—	—	—	—	345	106,210
Non-owner occupied residential	116,370	841	66	69	976	235	117,581
Acquisition and development:
1-4 family residential construction	15,587	278	—	—	278	—	15,865
Commercial and land development	40,403	1,135	—	—	1,135	—	41,538
Commercial and industrial	208,668	315	—	—	315	1,763	210,746
Municipal	47,057	—	—	—	—	—	47,057
Residential mortgage:
First lien	314,473	9,092	1,234	150	10,476	1,659	326,608
Home equity - term	13,993	—	4	—	4	13	14,010
Home equity - lines of credit	163,907	417	275	—	692	715	165,314
Installment and other loans	50,224	236	37	—	273	85	50,582
Subtotal	1,594,695	12,938	1,616	219	14,773	10,657	1,620,125
Loans acquired with credit deterioration:
Commercial real estate:
Owner occupied	6,015	—	129	31	160	—	6,175
Non-owner occupied	564	—	—	581	581	—	1,145
Multi-family	683	—	—	—	—	—	683
Non-owner occupied residential	1,710	105	111	531	747	—	2,457
Commercial and industrial	3,792	—	—	16	16	—	3,808
Residential mortgage:
First lien	6,308	1,857	745	854	3,456	—	9,764
Home equity - term	16	4	—	—	4	—	20
Installment and other loans	131	22	—	—	22	—	153
Subtotal	19,219	1,988	985	2,013	4,986	—	24,205
	$1,613,914	$14,926	$2,601	$2,232	$19,759	$10,657	$1,644,330

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
National and Local Economic Conditions – including trends in the consumer price index, unemployment rates, the housing price index, housing statistics compared to the prior year, bankruptcy rates, regulatory and legal environment risks and competition. This factor was increased in the three months ended March 31, 2020 due to the anticipated impact of the COVID-19 pandemic on the Bank's loan portfolio.
The following table presents the activity in the ALL for the three months ended March 31, 2020 and 2019:

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
March 31, 2020
Balance, beginning of period	$7,634	$959	$2,356	$100	$11,049	$3,147	$319	$3,466	$140	$14,655
Provision for loan losses	383	71	322	(1)	775	77	42	119	31	925
Charge-offs	—	—	(75)	—	(75)	(91)	(72)	(163)	—	(238)
Recoveries	403	3	44	—	450	6	5	11	—	461
Balance, end of period	$8,420	$1,033	$2,647	$99	$12,199	$3,139	$294	$3,433	$171	$15,803
March 31, 2019
Balance, beginning of period	$6,876	$817	$1,656	$98	$9,447	$3,753	$244	$3,997	$570	$14,014
Provision for loan losses	103	150	159	—	412	189	(26)	163	(175)	400
Charge-offs	(25)	—	(43)	—	(68)	(246)	(20)	(266)	—	(334)
Recoveries	71	2	42	—	115	69	19	88	—	203
Balance, end of period	$7,025	$969	$1,814	$98	$9,906	$3,765	$217	$3,982	$395	$14,283

The following table summarizes the ending loan balance individually evaluated for impairment based upon loan segment, as well as the related ALL loss allocation for each at March 31, 2020 and December 31, 2019. PCI loans are excluded from loans individually evaluated for impairment.

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
March 31, 2020
Loans allocated by:
Individually evaluated for impairment	$4,163	$837	$840	$—	$5,840	$2,917	$20	$2,937	$—	$8,777
Collectively evaluated for impairment	768,926	61,548	234,951	46,551	1,111,976	500,561	35,634	536,195	—	1,648,171
	$773,089	$62,385	$235,791	$46,551	$1,117,816	$503,478	$35,654	$539,132	$—	$1,656,948
ALL allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$37	$—	$37	$—	$37
Collectively evaluated for impairment	8,420	1,033	2,647	99	12,199	3,102	294	3,396	171	15,766
	$8,420	$1,033	$2,647	$99	$12,199	$3,139	$294	$3,433	$171	$15,803
December 31, 2019
Loans allocated by:
Individually evaluated for impairment	$6,452	$—	$1,763	$—	$8,215	$3,336	$85	$3,421	$—	$11,636
Collectively evaluated for impairment	752,413	57,403	212,791	47,057	1,069,664	512,380	50,650	563,030	—	1,632,694
	$758,865	$57,403	$214,554	$47,057	$1,077,879	$515,716	$50,735	$566,451	$—	$1,644,330
ALL allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$36	$—	$36	$—	$36
Collectively evaluated for impairment	7,634	959	2,356	100	11,049	3,111	319	3,430	140	14,619
	$7,634	$959	$2,356	$100	$11,049	$3,147	$319	$3,466	$140	$14,655

The following table provides activity for the accretable yield of PCI loans for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019
Accretable yield, beginning of period	$6,950	$2,065
Additions (1)	570	—
Accretion of income	(598)	(171)
Reclassifications from nonaccretable difference due to improvement in expected cash flows	17	—
Other changes, net (2)	(2,525)	—
Accretable yield, end of period	$4,414	$1,894
(1) This amount reflects a measurement period adjustment during three months ended March 31, 2020 for Hamilton loans that should have been in the PCI pool at the acquisition date.
(2) This balance represents the impact of purchase credit impaired loans sold during the three months ended March 31, 2020.
NOTE 5. LEASES
A lease provides the lessee the right to control the use of an identified asset for a period of time in exchange for consideration. The Company has primarily entered into operating leases for branches and office space. Most of the Company's leases contain renewal options, which the Company is reasonably certain to exercise. Including renewal options, the

Company's leases range from three years to 50 years. Operating lease right-of-use assets and lease liabilities are included in other assets and accrued interest and other liabilities on the Company's unaudited condensed consolidated balance sheets.
The Company uses its incremental borrowing rate to determine the present value of the lease payments, as the rate implicit in the Company's leases is not readily determinable. Lease agreements that contain non-lease components are generally accounted for as a single lease component, while variable costs, such as common area maintenance expenses and property taxes, are expensed as incurred.
The following table presents information related to the Company's operating leases at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Operating lease ROU assets	$8,985	$9,222
Operating lease ROU liabilities	9,478	9,688
Weighted-average remaining lease term (in years)	17.9	17.6
Weighted-average discount rate	4.6%	4.5%
The following table presents information related to the Company's operating leases for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash paid for operating lease liabilities	$318	$180
Operating lease expense	380	253

The following table presents expected future maturities of the Company's lease liabilities as of March 31, 2020:

Remainder of 2020	$961
2021	1,147
2022	727
2023	748
2024	738
Thereafter	10,549
14,870
Less: imputed interest	5,392
Total lease liabilities	$9,478

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents changes in goodwill at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Balance, beginning of year	$19,925	$12,592
Acquired goodwill	—	7,029
Adjustments to acquired goodwill	217	304
Balance, end of period	$20,142	$19,925
Goodwill is not amortized but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit. Due to the severe economic impact of COVID-19, the Company reviewed its goodwill for impairment. It was concluded that no impairment existed at March 31, 2020. Management will continue to evaluate current economic conditions to determine if a triggering event would impact the current valuations for these assets.
The following table presents changes in other intangible assets for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019
Beginning of period	$7,180	$3,910
Amortization Expense	(463)	(208)
Balance, end of period	$6,717	$3,702

The following table presents the components of other identifiable intangible assets at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$8,390	$1,868	$8,390	$1,493
Other customer relationship intangibles	524	353	524	338
Non-compete agreement	290	266	290	193
Total	$9,204	$2,487	$9,204	$2,024

The following table presents future estimated aggregate amortization expense for intangible assets remaining at March 31, 2020:

Remainder of 2020	$1,128
2021	1,313
2022	1,137
2023	960
2024	784
Thereafter	1,395
$6,717

NOTE 7. INCOME TAXES
The Company files income tax returns in the U.S. federal jurisdiction, the Commonwealth of Pennsylvania and the State of Maryland. The Company is no longer subject to tax examination by tax authorities for years before 2016.
The following table summarizes income tax expense for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Current expense	$28	$21
Deferred expense	1,011	211
Income tax expense	$1,039	$232

The following table summarizes deferred tax assets and liabilities at March 31, 2020 and December 31, 2019:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Deferred tax assets:
Allowance for loan losses	$3,674	$3,418
Deferred compensation	414	415
Retirement and salary continuation plans	2,384	2,357
Share-based compensation	574	631
Off-balance sheet reserves	231	234
Nonaccrual loan interest	720	697
Net unrealized losses on AFS securities	3,749	127
Purchase accounting adjustments	3,042	4,081
Bonus accrual	167	493
Low-income housing credit carryforward	115	—
Net operating loss carryovers	1,759	1,872
Other	629	672
Total deferred tax assets	17,458	14,997
Deferred tax liabilities:
Depreciation	443	452
Mortgage servicing rights	694	694
Purchase accounting adjustments	1,471	1,599
Other	275	275
Total deferred tax liabilities	2,883	3,020
Net deferred tax asset, included in other assets	$14,575	$11,977
At March 31, 2020, the Company had acquired federal and state net operating loss carryforwards of $11.1 million and $6.7 million, respectively, subject to annual loss limitation limits, that expire through 2037. A deferred tax asset is recognized for these carryforwards because the benefit is more likely than not to be realized.
FASB ASC 740, Income Taxes, (“ASC 740”) clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in ASC 740 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 was applied to all existing tax positions upon initial adoption. There was no liability for uncertain tax positions and no known unrecognized tax benefits at March 31, 2020 or December 31, 2019.

NOTE 8. SHARE-BASED COMPENSATION PLANS
The Company maintains share-based compensation plans under the shareholder-approved 2011 Plan. The purpose of the share-based compensation plans is to provide officers, employees, and non-employee members of the Board of Directors of the Company with additional incentive to further the success of the Company. At March 31, 2020, 881,920 shares of the common stock of the Company were reserved to be issued and 360,111 shares were available to be issued.
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
The table below presents a summary of nonvested restricted shares activity for the three months ended March 31, 2020:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares, beginning of year	228,758	$21.90
Granted	97,167	21.22
Forfeited	(2,250)	17.45
Vested	(34,497)	22.35
Nonvested shares, at period end	289,178	$21.65
The following table presents restricted shares compensation expense, with tax benefit information, and fair value of shares vested, for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Restricted share award expense	$519	$496
Restricted share award tax benefit	109	110
Fair value of shares vested	742	444
The unrecognized compensation expense related to the share awards totaled $3.6 million at March 31, 2020 and $2.2 million at December 31, 2019. The unrecognized compensation expense at March 31, 2020 is expected to be recognized over a weighted-average period of 2.2 years.
The following table presents a summary of outstanding stock options activity for the three months ended March 31, 2020:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	30,559	$21.56
Forfeited	(100)	21.14
Options outstanding and exercisable	30,459	$21.56
The exercise price of each option equals the market price of the Company’s stock on the grant date. An option’s maximum term is ten years. All options are fully vested upon issuance. The following table presents information pertaining to options outstanding and exercisable at March 31, 2020:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$21.14 - $25.76	30,459	0.27	$21.56
Outstanding and exercisable options had an intrinsic value of zero at March 31, 2020 and $41 thousand at December 31, 2019.
The Company maintains an employee stock purchase plan to provide its employees with an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed 10% of their annual salary, at the lower of 95% of the fair market value of the shares on the semi-annual offering date or related purchase date. The Company reserved 350,000 shares of its common stock to be issued under the employee stock purchase plan. At March 31, 2020, 164,453 shares were available to be issued.

The following table presents information for the employee stock purchase plan for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Shares purchased	3,613	3,004
Weighted average price of shares purchased	$16.91	$18.96
Compensation expense recognized	3	3
Tax benefits	1	1
The Company issues either new shares or treasury shares, depending on market conditions, for award through its share-based compensation plans.
NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS
The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used as risk management tools by the Company to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings and are not used for trading or speculative purposes.
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At March 31, 2020, the Company had two interest rate derivatives designated as hedging instruments with an aggregate notional amount of $100.0 million. The Company had no derivative instruments at December 31, 2019. Such derivatives were used to hedge the variable cash flows associated with the Company's borrowings.
Interest rate lock commitments on residential mortgage loans
As a part of its normal residential mortgage operations, the Company will enter into an interest rate lock commitment with a potential borrower. The Company enters into a corresponding commitment to an investor to sell that loan at a specific price shortly after origination. In accordance with FASB ASC 820, adjustments are recorded through earnings to account for the net change in fair value of these transactions for the held for sale pipeline.
The following table summarizes the fair value of the Company's derivative instruments at March 31, 2020 and December 31, 2019:

	3/31/2020			12/31/2019
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	$50,000	Other assets	$104	$—		$—
Interest rate products	50,000	Other liabilities	(1,359)	—		—
Total derivatives designated as hedging instruments			$(1,255)			$—

Derivatives not designated as hedging instruments:
Interest rate lock commitments with customers	$22,732	Other assets	$435	$4,408	Other assets	$103
Forward sale commitments	30,650	Other liabilities	(195)	8,969	Other assets	1
Total derivatives not designated as hedging instruments			$239			$104

The following tables summarize the effect of the Company's derivative financial instruments on OCI and net income for the three months ended March 31, 2020 and 2019:

	Amount of Loss Recognized in OCI on Derivative
	Three Months Ended March 31,
	2020	2019
Derivatives in cash flow hedging relationships:
Interest rate products	$(1,259)	$—
Total	$(1,259)	$—

	Amount of Loss Reclassified from AOCI into Income		Location of Loss Recognized from AOCI into Income
	Three Months Ended March 31,
	2020	2019
Derivatives in cash flow hedging relationships:
Interest rate products	$(4)	$—	Interest expense
Total	$(4)	$—

	Amount of Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
	Three Months Ended March 31,
	2020	2019
Derivatives not designated as hedging instruments:
Interest rate lock commitments with customers	$332	$—	Mortgage banking activities
Forward sale commitment	(197)	—	Mortgage banking activities
Total	$135	$—

The following table is a summary of interest rate swap components at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Weighted average pay rate	0.54%	—%
Weighted average receive rate	0.08%	—%
Weighted average maturity in years	6.0	—

NOTE 10. SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL
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
The consolidated asset limit on small bank holding companies is $3.0 billion and a company with assets under that limit is not subject to the FRB consolidated capital rules, but may file reports that include capital amounts and ratios. The Company has elected to file those reports.

Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject at March 31, 2020 and December 31, 2019.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's classification.
The following table presents capital amounts and ratios at March 31, 2020 and December 31, 2019:

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
Total risk-based capital:
Orrstown Financial Services, Inc.	$247,209	14.0%	$185,714	10.5%	n/a	n/a
Orrstown Bank	237,121	13.4%	185,634	10.5%	$176,794	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	198,508	11.2%	150,340	8.5%	n/a	n/a
Orrstown Bank	220,281	12.5%	150,275	8.5%	141,435	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	198,508	11.2%	123,809	7.0%	n/a	n/a
Orrstown Bank	220,281	12.5%	123,756	7.0%	114,916	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	198,508	8.5%	93,406	4.0%	n/a	n/a
Orrstown Bank	220,281	9.4%	93,441	4.0%	116,802	5.0%
December 31, 2019
Total risk-based capital:
Orrstown Financial Services, Inc.	$244,003	14.1%	$182,028	10.5%	n/a	n/a
Orrstown Bank	231,805	13.4%	181,948	10.5%	$173,284	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	196,451	11.3%	147,356	8.5%	n/a	n/a
Orrstown Bank	216,100	12.5%	147,291	8.5%	138,627	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	196,451	11.3%	121,352	7.0%	n/a	n/a
Orrstown Bank	216,100	12.5%	121,299	7.0%	112,635	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	196,451	8.6%	91,782	4.0%	n/a	n/a
Orrstown Bank	216,100	9.4%	91,798	4.0%	114,747	5.0%

In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act of 1934, as amended. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. At March 31, 2020, 154,680 shares had been repurchased under the program at a total cost of $2.6 million, or $16.88 per share.
On April 21, 2020, the Board declared a cash dividend of $0.17 per common share, which will be paid on May 11, 2020 to shareholders of record at May 4, 2020.

NOTE 11. EARNINGS PER SHARE
The following table presents earnings per share for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net income	$5,068	$3,102
Weighted average shares outstanding - basic	10,959	9,160
Dilutive effect of share-based compensation	103	166
Weighted average shares outstanding - diluted	11,062	9,326
Per share information:
Basic earnings per share	$0.46	$0.34
Diluted earnings per share	0.46	0.33

Average outstanding stock options and restricted shares totaling 30,559 and 40,984 for the three months ended March 31, 2020 and 2019, were not included in the computation of earnings per share because the effect was antidilutive, due to the exercise price exceeding the average market price. The dilutive effect of share-based compensation in each period above relates principally to restricted stock awards.

NOTE 12. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The following table presents these contractual, or notional, amounts:

	Contractual or Notional Amount
	March 31, 2020	December 31, 2019
Commitments to fund:
Home equity lines of credit	$210,908	$205,502
1-4 family residential construction loans	18,360	19,812
Commercial real estate, construction and land development loans	25,676	19,018
Commercial, industrial and other loans	266,287	222,288
Standby letters of credit	9,902	10,588
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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments when deemed necessary by management. The liability, at March 31, 2020 and December 31, 2019, for guarantees under standby letters of credit issued was not material.

The Company maintains a reserve, based on historical loss experience of the related loan class, for off-balance sheet credit exposures that currently are not funded, in other liabilities on the unaudited condensed consolidated balance sheets. This reserve totaled $1.0 million at March 31, 2020 and December 31, 2019.
NOTE 13. FAIR VALUE
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

The Company had no fair value liabilities measured on a recurring basis at March 31, 2020 and December 31, 2019.
The following table summarizes assets measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
March 31, 2020
Investment securities:
States and political subdivisions	$—	$111,057	$—	$111,057
GSE residential MBSs	—	4,606	—	4,606
GSE residential CMOs	—	67,215	—	67,215
Nonagency CMOs	—	—	16,679	16,679
Private label commercial CMOs	—	59,563	6,571	66,134
Asset-backed	—	213,311	—	213,311
Other	597	—	—	597
Loans held for sale	—	7,900	—	7,900
Interest rate lock commitments on residential mortgages	—	—	435	435
Totals	$597	$463,652	$23,685	$487,934

December 31, 2019
Investment securities:
States and political subdivisions	$—	$87,863	$—	$87,863
GSE residential CMOs	—	68,154	—	68,154
Nonagency CMOs	—	—	17,087	17,087
Private label commercial CMOs	—	79,437	7,192	86,629
Asset-backed	—	230,515	—	230,515
Other	637	—	—	637
Loans held for sale	—	9,364	—	9,364
Interest rate lock commitments on residential mortgages	—	—	103	103
Totals	$637	$475,333	$24,382	$500,352

The Company has CMOs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2020 and December 31, 2019. The Level 3 valuation is based on a non-executable broker quote, which is considered a significant unobservable input. Such quotes are updated as available and may remain constant for a period of time for certain broker-quoted securities that do not move with the market or that are not interest rate sensitive as a result of their structure or overall attributes.
Effective October 1, 2019, the Company’s residential mortgage loans held for sale were recorded at fair value utilizing Level 2 measurements. This fair value measurement is determined based upon third party quotes obtained on similar loans. For loans held for sale for which the fair value option has been elected, the aggregate fair value exceeded the aggregate principal balance by $149 thousand as of March 31, 2020.
The determination of the fair value of interest rate lock commitments on residential mortgages is based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. An increase or decrease of 5% in the pull through assumption would result in a positive or negative change of $41 thousand in the fair value of interest rate lock commitments at March 31, 2020. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The average pull through percentage, which is based upon historical experience, was 91% as of March 31, 2020.

The following provides details of the Level 3 fair value measurement activity for the periods ended March 31, 2020 and 2019:
CMOs:

	March 31, 2020	March 31, 2019
Balance, beginning of year	$24,279	$—
Unrealized loss included in OCI	(961)	—
Principal payments	(68)	—
Balance, end of period	$23,250	$—

Interest rate lock commitments on residential mortgages:

	March 31, 2020	March 31, 2019
Balance, beginning of year	$103	$—
Total gains, realized/unrealized:
Included in earnings	332	—
Balance, end of period	$435	$—

Certain financial assets are measured at fair value on a nonrecurring basis. Adjustments to the fair value of these assets usually results from the application of lower of cost or market accounting or write-downs of individual assets. The Company used the following methods and significant assumptions to estimate fair value for these financial assets.
Impaired Loans
Loans are designated as impaired when, in the judgment of management and based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected. The measurement of loss associated with impaired loans for all loan classes can be based on either the observable market price of the loan, the fair value of the collateral, or discounted cash flows using a market rate of interest for performing TDRs. For collateral-dependent loans, fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if management adjusts the appraisal value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans with an allocation to the ALL are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the unaudited condensed consolidated statements of income.
Any changes in the fair value of impaired loans still held were not material for the three months ended March 31, 2020 and 2019:
Foreclosed Real Estate
OREO property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, OREO is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. There were no charges recorded to the value of OREO at the lower of cost or fair value on properties held during the three months ended March 31, 2020 and 2019. There were no changes in the fair value of OREO for properties, still held at March 31, that were charged to real estate expenses for the three months ended March 31, 2020 and 2019.

Mortgage Servicing Rights
The MSR fair value is estimated to be equal to its carrying value, unless the quarterly valuation model calculates the present value of the estimated net servicing income is less than its carrying value, in which case an impairment charge is taken. At March 31, 2020 and December 31, 2019, an impairment reserve of $571 thousand and $70 thousand, respectively, existed on the mortgage servicing right portfolio. For the three months ended March 31, 2020 and 2019, impairment charges of $501 thousand and zero were included, respectively, in mortgage banking activities on the unaudited condensed consolidated statements of income. The impairment charges resulted from rapidly declining market rates caused by the COVID-19 pandemic.
The following table summarizes assets measured at fair value on a nonrecurring basis at March 31, 2020 and December 31, 2019:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
March 31, 2020
Impaired Loans
Commercial real estate:
Owner occupied	$—	$—	$909	$909
Multi-family	—	—	88	88
Non-owner occupied residential	—	—	96	96
Commercial and industrial	—	—	11	11
Residential mortgage:
First lien	—	—	928	928
Home equity - lines of credit	—	—	302	302
Installment and other loans	—	—	7	7
Total impaired loans	$—	$—	$2,341	$2,341

Mortgage servicing rights	$—	$2,576	$—	$2,576

December 31, 2019
Impaired Loans
Commercial real estate:
Owner occupied	$—	$—	$938	$938
Multi-family	—	—	96	96
Non-owner occupied residential	—	—	103	103
Commercial and industrial	—	—	11	11
Residential mortgage:
First lien	—	—	641	641
Home equity - lines of credit	—	—	400	400
Installment and other loans	—	—	7	7
Total impaired loans	$—	$—	$2,196	$2,196

Mortgage servicing rights	$—	$3,119	$—	$3,119

The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
March 31, 2020
Impaired loans	$2,341	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% - 20% discount
			- Management adjustments for liquidation expenses	6%- 33% discount
Mortgage servicing rights	$2,576	Discounted cash flows	Weighted average CPR	15.16%
			- Weighted average discount rate	9.54%
December 31, 2019
Impaired loans	$2,196	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% - 20% discount
			- Management adjustments for liquidation expenses	6% - 33% discount
Mortgage servicing rights	$3,119	Discounted cash flows	Weighted average CPR	11.63%
			- Weighted average discount rate	9.54%

Fair values of financial instruments
The following table presents carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2020 and December 31, 2019:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2020
Financial Assets
Cash and due from banks	$33,974	$33,974	$33,974	$—	$—
Interest-bearing deposits with banks	23,163	23,163	23,163	—	—
Restricted investments in bank stocks	15,823	n/a	n/a	n/a	n/a
Investment securities	479,599	479,599	—	456,349	23,250
Loans held for sale	7,900	7,900	—	7,900	—
Loans (carrying amount net of allowance for loan losses)	1,641,145	1,587,426	—	—	1,587,426
Interest rate lock commitments on residential mortgages	435	435	—	—	435
Interest rate swaps	104	104	—	104	—
Accrued interest receivable	6,697	6,697	—	2,237	4,460
Financial Liabilities
Deposits	1,897,296	1,901,268	—	1,901,268	—
Securities sold under agreements to repurchase	10,933	10,933	—	10,933	—
FHLB Advances	201,166	201,544	—	201,544	—
Subordinated notes	31,861	32,970	—	32,970	—
Interest rate swaps	1,359	1,359	—	1,359	—
Accrued interest payable	1,040	1,040	—	1,040	—

December 31, 2019
Financial Assets
Cash and due from banks	$25,969	$25,969	$25,969	$—	$—
Interest-bearing deposits with banks	30,493	30,493	30,493	—	—
Restricted investments in bank stocks	16,184	n/a	n/a	n/a	n/a
Investment securities	490,386	490,386	—	466,107	24,279
Loans held for sale	9,364	9,364	—	9,364	—
Loans, net of allowance for loan losses	1,629,675	1,652,788	—	—	1,652,788
Interest rate lock commitments on residential mortgages	103	103	—	—	103
Accrued interest receivable	6,040	6,040	—	1,863	4,177
Financial Liabilities
Deposits	1,875,522	1,876,555	—	1,876,555	—
Securities sold under agreements to repurchase	8,269	8,269	—	8,269	—
FHLB Advances	209,667	210,005	—	210,005	—
Subordinated notes	31,847	33,953	—	33,953	—
Accrued interest payable	879	879	—	879	—

The methods used to estimate the fair value of financial instruments at March 31, 2020 did not necessarily represent an exit price. In accordance with the Company's adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the methods utilized to measure the fair value of financial instruments at March 31, 2020 represents an approximation of exit price; however, an actual exit price may differ.
NOTE 14. CONTINGENCIES
The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. Except as described below, in the opinion of management, there are no legal proceedings that might have a material effect on the results of operations, liquidity, or the financial position of the Company at this time.
On March 5, 2019, Paul Parshall, a purported individual stockholder of Hamilton, filed, on behalf of himself and all of Hamilton’s stockholders other than the named defendants and their affiliates (the “Purported Class”), a derivative and putative class action complaint in the Circuit Court for Baltimore City, Maryland, captioned Paul Parshall v. Carol Coughlin et. al., naming each Hamilton director, Orrstown, and Hamilton as defendants (the “Action”). The Action alleged, among other things, that Hamilton’s directors breached their fiduciary duties to the Purported Class in connection with the merger, and that the Proxy Statement/Prospectus omitted certain material information regarding the merger. Orrstown was alleged to have aided and abetted the Hamilton directors’ alleged breaches of their fiduciary duties. The Action sought, among other remedies, to enjoin the merger or, in the event the merger was completed, rescission of the merger or rescissory damages; unspecified damages; and costs of the lawsuit, including attorneys’ and experts’ fees. A settlement was reached on the Action in March 2020 which resulted in a payment by the Company of $135 thousand in mootness fees to the defendants in April 2020.
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
On February 14, 2020, the Court issued an Order and Memorandum granting SEPTA’s motion for leave to file a third amended complaint. The third amended complaint is now the operative complaint. It reinstates the Orrstown Defendants, as well as SEK and the underwriter defendants, previously dismissed from the case on December 7, 2016. The third amended complaint also revives the previously-dismissed 1933 Securities Act claim against the Orrstown Defendants, SEK, and the underwriter defendants. Under the Court-ordered briefing schedule, defendants filed their motions to dismiss the third amended complaint on April 24, 2020. SEPTA’s oppositions are due May 29, 2020, and defendants’ reply briefs are due June 19, 2020.
On February 24, 2020, the Orrstown Defendants, and the underwriter defendants and SEK, separately filed motions under 28 U.S.C. § 1292(b) asking the Court to certify its February 14, 2020 Order for interlocutory appeal to the Third Circuit Court of Appeals. SEPTA filed its brief in opposition on April 21, 2020. Defendants’ reply briefs are due May 11, 2020.
The Company believes that the allegations of SEPTA’s third amended complaint are without merit and intends to defend itself vigorously against those claims. It is not possible at this time to estimate reasonably possible losses, or even a range of reasonably possible losses, in connection with the litigation.
NOTE 15. SUBSEQUENT EVENTS

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted. The CARES Act established the Paycheck Protection Program (“PPP”) which was implemented by the SBA. The PPP is intended to provide economic relief to small businesses nationwide adversely impacted under the COVID-19 Emergency Declaration issued on March 13, 2020. The PPP, which began on April 3, 2020, provides small businesses with funds to cover up to eight weeks of payroll costs, including benefits. It also provides for forgiveness of up to the full principal amount of qualifying loans. The Bank closed and funded almost 2,000 PPP loans for a total loan amount of $423.8 million through May 5, 2020. The Company anticipates funding a total of approximately 2,500 loans for $450.0 million upon completion of the program. These loans are expected to result in fee income in excess of $12.0 million to be recognized through net interest income over the life of the loans, currently estimated to be six months. In addition, in an effort to assist clients who were negatively impacted by the COVID-19 pandemic, the Bank offered various mitigation options, including a loan payment deferral program. Most loan deferrals under this program were for a 90-day period. As of April 30, 2020, the Company has processed loan deferrals under this program for commercial and consumer clients with a total loan balance of $179.6 million and $18.5 million, respectively. In accordance with the revised Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus issued on April 7, 2020, these deferrals are exempt from TDR status as they meet the specified requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of Orrstown and should be read in conjunction with the preceding unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, as well as with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019, included in our Annual Report on Form 10-K. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications.
Overview
The Company, headquartered in Shippensburg, Pennsylvania, is a one-bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiaries, the Bank and Wheatland. At March 31, 2020, the Company had total assets of $2.4 billion, total liabilities of $2.2 billion and total shareholders’ equity of $210.6 million.
Caution About Forward-Looking Statements
Certain statements appearing herein, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications, from time to time, that contain such statements. Such forward-looking statements refer to a future period or periods, reflecting our current beliefs as to likely future developments, and use words like “may,” “will,” “expect,” “estimate,” “anticipate” or similar terms. Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about events or results or otherwise are not statements of historical facts, including, but not limited to, statements related to new business development, new loan opportunities, growth in the balance sheet and fee based revenue lines of business, merger and acquisition activity, reducing risk assets, and mitigating losses in the future. Actual results and trends could differ materially from those set forth in such statements and there can be no assurances that we will achieve the desired level of new business development and new loans, growth in the balance sheet and fee based revenue lines of business, successful merger and acquisition activity, continue to reduce risk assets or mitigate losses in the future. In addition to risks and uncertainties related to the COVID-19 pandemic and resulting governmental and societal responses, factors that could cause actual results to differ from those expressed or implied by the forward-looking statements include, but are not limited to, the following: ineffectiveness of the Company’s business strategy due to changes in current or future market conditions; the effects of competition, including industry consolidation and development of competing financial products and services; difficulty integrating the Company's strategic acquisitions; the inability to fully achieve expected savings, efficiencies or synergies from mergers and acquisitions, or taking longer than estimated for such savings, efficiencies and synergies to be realized; changes in laws and regulations; interest rate movements; changes in credit quality; inability to raise capital, if necessary, under favorable conditions; volatilities in the securities markets; deteriorating economic conditions; expenses associated with pending litigation and legal proceedings; the failure of the SBA to honor its guarantee of loans issued under the SBA PPP; and other risks and uncertainties, including those detailed in our Annual Report on Form 10-K for the year ended December 31, 2019, and our Quarterly Reports on Form 10-Q under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other filings made with the SEC. The statements are valid only as of the date hereof and we disclaim any obligation to update this information.

Economic Climate and Market Conditions

Preliminary real GDP growth for the first quarter of 2020 was negative 4.8%. This is a substantial decrease from positive 2.1% for the fourth quarter of 2020. The pace of U.S. economic growth weakened substantially late in the first quarter of 2020 versus 2019 as over 30 million people in the U.S have filed for unemployment since mid-March 2020. Early in 2020, a novel coronavirus (“COVID-19”) emerged and spread, first in China and then around the globe. The fast spread of the virus and the fear that occurred had created a high level of uncertainty about the near and intermediate future economic outlook. Because of this uncertainty, markets were pricing in a wide range of potential outcomes by buying sovereign government bonds, especially U.S. Treasuries, and selling stocks and bonds not issued by sovereign governments. Due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020 for the first time. On that day, in reaction to the increase in uncertainty, the Federal Reserve cut the Fed Funds rates by 50 basis points between regularly scheduled meetings to 1.00% to 1.25%. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. On March 13, 2020, a national emergency was declared by President Trump under the National Emergencies Act. On March 15, 2020, the Federal Reserve responded by reducing the Fed Funds rate by 100 basis points to 0% to 0.25%. These reductions in interest rates and other effects of the COVID-19 pandemic may adversely affect the Company's financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company. It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loans and the fair value of financial instruments that are carried at fair value.
The COVID-19 pandemic has adversely affected, and may continue to adversely affect economic activity globally, nationally and locally. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses as well as shelter-in-place orders by many states. Actions taken to mitigate the spread of COVID-19 have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates.
Critical Accounting Estimates
The Company’s accounting and reporting policies are in accordance with GAAP and follow accounting and reporting guidelines prescribed by bank regulatory authorities and general practices within the financial services industry in which it operates. Our financial position and results of operations are affected by management's application of accounting policies, including estimates, and assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the balance sheet date and through the date the financial statements are filed with the SEC. Different assumptions in the application of these policies could result in material changes in the consolidated financial position and/or consolidated results of operations and related disclosures. The more critical accounting estimates include accounting for credit losses and valuation methodologies. Accordingly, these critical accounting estimates are discussed in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019. Significant accounting policies and any changes in accounting principles and effects of new accounting pronouncements are discussed in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," in our Annual Report on Form 10-K for the year ended December 31, 2019. Additional disclosures regarding the effects of new accounting pronouncements are included in this report in Note 1, Summary of Significant Accounting Policies, to the unaudited condensed consolidated financial statements under Part I, Item 1, "Financial Information."

RESULTS OF OPERATIONS
Three months ended March 31, 2020 compared with three months ended March 31, 2019
Summary
Net income totaled $5.1 million for the three months ended March 31, 2020 compared with net income of $3.1 million for the same period in 2019. Diluted EPS for the three months ended March 31, 2020 totaled $0.46, compared with $0.33 for the three months ended March 31, 2019. Net interest income positively influenced results of operations, and totaled $18.3 million for the three months ended March 31, 2020, a $3.5 million increase compared with 2019. Noninterest income, excluding investment securities gains, totaled $7.1 million for the three months ended March 31, 2020 compared with $4.8 million in 2019. Investment securities losses totaled $40 thousand in the three months ended March 31, 2020, compared with net gains of $339 thousand for the same period in 2019. Noninterest expenses totaled $18.3 million and $16.2 million for the three months ended March 31, 2020 and 2019, respectively.
The comparability of operating results for 2020 with 2019 have generally been impacted by the Hamilton acquisition completed on May 1, 2019.

Net Interest Income
Net interest income increased by $3.5 million, from $14.8 million to $18.3 million, for the three months ended March 31, 2020 compared with the three months ended March 31, 2019. Interest income on loans increased by $5.0 million, from $15.2 million to $20.2 million, securities interest income decreased $612 thousand, from $4.3 million to $3.7 million, and total interest expense increased $807 thousand from $4.9 million to $5.7 million, in comparing the three months ended March 31, 2020 with the three months ended March 31, 2019.

The following table presents net interest income, net interest spread and net interest margin for the three months ended March 31, 2020 and 2019 on a taxable-equivalent basis:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$23,368	$79	1.37%	$29,108	$173	2.41%
Securities (1)	500,488	3,797	3.05	499,755	4,558	3.70
Loans (1)(2)	1,653,547	20,288	4.93	1,257,654	15,273	4.93
Total interest-earning assets	2,177,403	24,164	4.46	1,786,517	20,004	4.54
Other assets	188,400			137,802
Total	$2,365,803			$1,924,319
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$972,487	1,903	0.79	$845,092	1,850	0.89
Savings deposits	151,194	55	0.15	114,314	43	0.15
Time deposits	503,364	2,396	1.91	403,095	1,822	1.83
Securities sold under agreements to repurchase	9,440	32	1.35	8,619	27	1.26
FHLB Advances	187,384	818	1.76	121,581	659	2.20
Subordinated notes	31,853	501	6.33	31,886	497	6.32
Total interest-bearing liabilities	1,855,722	5,705	1.24	1,524,587	4,898	1.30
Noninterest-bearing demand deposits	250,163			202,365
Other	33,763			23,310
Total Liabilities	2,139,648			1,750,262
Shareholders’ Equity	226,155			174,057
Total	$2,365,803			$1,924,319
Taxable-equivalent net interest income /net interest spread		18,459	3.22%		15,106	3.24%
Taxable-equivalent net interest margin			3.41%			3.43%
Taxable-equivalent adjustment		(197)			(346)
Net interest income		$18,262			$14,760

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Average balances include nonaccrual loans.
(2)	Interest income on loans includes prepayment and late fees. Where applicable, prior periods have been conformed to include these fees.

For the three months ended March 31, 2020, taxable-equivalent basis net interest income increased by $3.4 million compared with the three months ended March 31, 2019. The increase reflected an increase of $390.9 million in average interest-earning assets partially offset by an increase of $331.1 million in average interest-bearing liabilities from the three months ended March 31, 2019 to the three months ended March 31, 2020. These balances increased due to the Hamilton acquisition in May 2019.
Taxable-equivalent interest income earned on loans increased by $5.0 million year-over-year. The $395.9 million increase in average loan balance year-over-year primarily reflects loans acquired in the Hamilton acquisition, which totaled approximately $347.4 million at the acquisition date. The remaining increase was driven by increased commercial loan production through the hiring of several commercial relationship managers in the second half of 2019. The yield on loans was unchanged at 4.93% for the three months ended March 31, 2020 and 2019, despite the decline in market interest rates. This was due primarily to the benefit from accretion of purchase accounting adjustments which were $598 thousand for the three months ended March 31, 2020 as compared to $171 thousand for the three months ended March 31, 2019. The three months ended March 31, 2020 included $382 thousand of accelerated accretion related to the payoff of two purchased credit impaired loans.

Taxable-equivalent securities interest income decreased by $761 thousand year-over-year, with the taxable equivalent yield decreasing from 3.70% for the three months ended March 31, 2019 to 3.05% for the three months ended March 31, 2020. The 65 basis point decrease in taxable-equivalent yield on securities reflected the decreased interest rate environment between years and certain repositioning within the portfolio under the Company's asset/liability management strategies. The impact of the interest rate decline was partially offset by an increase of $733 thousand in the average balance of securities from the three months ended March 31, 2019 to the three months ended March 31, 2020. As the Bank continues to execute its plan to grow relationship loans, it will work to reduce its investment portfolio to fund some of this loan growth through investment repayments.
Interest expense on deposits and borrowings increased by $807 thousand year-over-year, with the average balance of interest-bearing deposits increasing by $264.5 million and the average balance of total borrowings increasing by $66.6 million. The impact of these increases, which was due primarily to the Hamilton acquisition, was partially offset by a reduction of six basis points in the yield on interest-bearing liabilities from the three months ended March 31, 2019 to the three months ended March 31, 2020.
Provision for Loan Losses
Asset quality trends continue to be solid with a low level of charge-offs and nonperforming loans. The provision for loan losses totaled $925 thousand for the three months ended March 31, 2020 compared with $400 thousand for the same period in 2019. The provision recorded in the three months ended March 31, 2020 was driven by an increase in qualitative factor assumptions as a result of the COVID-19 pandemic. Net recoveries in the three months ended March 31, 2020 totaled $223 thousand, as compared to net charge-offs of $131 thousand in the comparable prior year period. Nonperforming loans were 0.47% of gross loans at March 31, 2020, compared with 0.65% of gross loans at December 31, 2019. Nonperforming loans decreased by $2.9 million from December 31, 2019 to March 31, 2020 due primarily to a measurement period adjustment for the transfer of a $2.6 million loan from the Hamilton acquisition into the PCI pool during the three months ended March 31, 2020.
Additional information is included in the "Credit Risk Management" section herein.
Noninterest Income
The following table compares noninterest income for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		$ Change	% Change
	2020	2019	2020-2019	2020-2019
Service charges on deposit accounts	$847	$753	$94	12%
Interchange income	788	736	52	7%
Other service charges, commissions and fees	140	149	(9)	(6)%
Loan swap referral fees	200	—	200	—%
Trust and investment management income	1,640	1,758	(118)	(7)%
Brokerage income	719	478	241	50%
Mortgage banking activities	332	468	(136)	(29)%
Gain on sale of portfolio loans	1,878	—	1,878	—%
Income from life insurance	540	342	198	58%
Other income	30	112	(82)	(73)%
Subtotal before securities (losses) gains	7,114	4,796	2,318	48%
Investment securities (losses) gains	(40)	339	(379)	(112)%
Total noninterest income	$7,074	$5,135	$1,939	38%

The following factors contributed to the more significant changes in noninterest income between the three months ended March 31, 2020 and 2019:
•Service charges on deposit accounts and interchange income increased due primarily to the Hamilton acquisition in May 2019.
•In the three months ended March 31, 2020, the Company recognized income of $200 thousand for loan swap referral fees under a program in which it refers qualified commercial borrowers to a third party, which enters into an interest rate swap agreement with the borrower. The program began in the third quarter of 2019. The rate swap provides the borrower with the economic equivalent of a fixed-rate loan while allowing the Company to receive a variable rate of interest. Income from this program will vary from quarter to quarter depending on demand from qualified borrowers with a preference to enter into swap agreements with the third party.
•Brokerage income increased by $241 thousand due primarily to the addition of a new team of financial advisors late in the first quarter of 2019.
•Mortgage banking income decreased by $136 thousand. During the three months ended March 31, 2020, the Company recorded an MSR impairment charge of $501 thousand driven by significant market interest rate reductions caused by the COVID-19 pandemic. This was partially offset by income of $332 thousand on the fair value of interest rate lock commitments during the three months ended March 31, 2020. The Company began recognizing this income in the fourth quarter of 2019. Loans sold in the three months ended March 31, 2020 totaled $22.0 million compared with $15.2 million in the three months ended March 31, 2019.
•Income from life insurance increased by $198 thousand due to additional policies obtained through the Hamilton acquisition.
•During the three months ended March 31, 2020, the Bank recorded $1.9 million in gains due to the sale of $9.2 million of classified loans for a gain of $1.6 million and the sale of an $11.0 million portfolio of recreational vehicle loans for a gain of $314 thousand.
During the three months ended March 31, 2020, the Company recorded a net investment securities loss of $40 thousand due to the decrease in the value of an equity security. The Company recognized net investment securities gains of $339 thousand in 2019 as opportunities became available to reposition part of the investment portfolio under asset/liability management strategies or to improve responsiveness of the portfolio to interest rate conditions, while also considering funding requirements of anticipated lending activity.

Noninterest Expenses
The following table compares noninterest expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		$ Change	% Change
	2020	2019	2020-2019	2020-2019
Salaries and employee benefits	$11,594	$8,677	$2,917	33.6%
Occupancy	1,127	1,001	126	12.6%
Furniture and equipment	1,162	1,023	139	13.6%
Data processing	871	770	101	13.1%
Automated teller machine and interchange fees	251	236	15	6.4%
Advertising and bank promotions	789	521	268	51.4%
FDIC insurance	47	185	(138)	(74.6)%
Other professional services	716	557	159	28.5%
Directors' compensation	201	236	(35)	(14.8)%
Taxes other than income	—	306	(306)	(100.0)%
Intangible asset amortization	463	208	255	122.6%
Merger related and branch consolidation expenses	—	645	(645)	(100.0)%
Insurance claim receivable (recovery) write off	(486)	615	(1,101)	(179.0)%
Other operating expenses	1,569	1,181	388	32.9%
Total noninterest expenses	$18,304	$16,161	$2,143	13.3%
The following factors contributed to the more significant changes in noninterest expenses between the three months ended March 31, 2020 and 2019:
•Expanded operations with the addition of employees and branches from the Hamilton acquisition in May 2019; five branches were consolidated in the three months ended March 31, 2020.
•The increase in salaries and employee benefits principally reflected employees added in the Hamilton acquisition and prior year additions to the Bank’s commercial lending team. In addition, the increase included the impact of our overall expansion efforts, annual merit increases, and incremental expense for additional share-based compensation awards granted in 2020, net of the benefit of forfeitures. In 2020, overall costs associated with the Company's self-insured group health plan were higher than in 2019 due to an increased number of employees and fluctuations in claims experience.
•Occupancy, furniture and equipment costs reflected the branches acquired, partially offset by the impact of the consolidation of five branches in the first quarter of 2020.
•Advertising and bank promotions increased by $268 thousand due primarily to an increase in contributions in the three months ended March 31, 2020. The impact of this increase was offset by the reduction in taxes other than income noted below.
•The decrease in FDIC insurance expense reflects credits received in the first quarter of 2020 that offset the Bank's fourth quarter 2019 FDIC assessment. The FDIC's assessment regulations provide that, for banks with consolidated total assets under $10 billion, after the reserve ratio reaches 1.38% (and provided that it remains at least 1.38%), the FDIC will automatically apply credits to reduce regular deposit insurance assessments up to the full amount of their assessments or the full amount of their credits, whichever is less. The reserve ratio reached 1.40% on June 30, 2019. Therefore, credits were first applied during the third quarter of 2019. The final credit was applied as of the March 31, 2020 payment as the reserve ratio was sufficiently maintained.
•Taxes other than income decreased by $306 thousand as increased contributions to the Pennsylvania Educational Improvement Tax Credit program resulted in a reduction in the Bank’s Pennsylvania bank shares tax expense during the three months ended March 31, 2020.
•Intangible asset amortization increased principally due to amortization of core deposit intangibles recorded in the Hamilton acquisition.
•The Company incurred merger related expenses in the three months ended March 31, 2019 principally due to legal and professional fees for the Hamilton acquisition and system conversion expenses for Mercersburg Financial Corporation, which was acquired in October 2018.

•In the first quarter of 2019, the Company incurred a $615 thousand expense to write off an insurance claim receivable from a 2018 cyber security incident. During the three months ended March 31, 2020, $486 thousand of this expense was recovered through refunds received from the insurance company.
•Other line items within noninterest expenses showed fluctuations between 2020 and 2019 attributable to normal business operations and the impact of acquisitions.
Income Tax Expense
Income tax expense totaled $1.0 million, an effective tax rate of 17.0%, for the three months ended March 31, 2020, compared with $232 thousand, an effective tax rate of 7.0%, for the three months ended March 31, 2019. The Company’s effective tax rate is less than the 21% federal statutory rate, principally due to tax-free income, which includes interest income on tax-free loans and securities and income from life insurance policies, federal income tax credits, and the impact of non-tax deductible expenses, including merger related expenses. The Company recorded a tax benefit of $185 thousand in the first quarter of 2019, related to a favorable tax law clarification concerning the treatment of life insurance assets of an acquired entity. This tax benefit had the effect of lowering the effective tax rate for the three months ended March 31, 2019 by approximately 5.5%. The remaining difference in the effective tax rate from the three months ended March 31, 2019 to the three months ended March 31, 2020 was due to an increase in estimated earnings before income taxes.

FINANCIAL CONDITION
Management devotes substantial time to overseeing the investment of funds in loans and securities and the formulation of policies directed toward the profitability and management of the risks associated with these investments.
Investment Securities
The Company utilizes investment securities to manage interest rate risk, to enhance income through interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. At March 31, 2020, investment securities totaled $479.6 million, a decrease of $11.3 million, from the $490.9 million balance at December 31, 2019. The balance of investments securities included net unrealized losses of $17.9 million at March 31, 2020 as compared to net unrealized losses of $607 thousand at December 31, 2019. This decline was driven by the significant reduction in market rates in the first quarter of 2020. The decline in investment securities from December 31, 2019 to March 31, 2020 resulting from the increase in unrealized losses was partially offset by net securities purchases of $5.8 million in the three months ended March 31, 2020.
In the three months ended March 31, 2020, the Company realized net losses totaling $40 thousand due to a market value adjustment to an equity security, compared to net investment security gains of $339 thousand at March 31, 2019
Loan Portfolio
The Company offers a variety of products to meet the credit needs of its borrowers, principally commercial real estate loans, commercial and industrial loans, and retail loans consisting of loans secured by residential properties, and to a lesser extent, installment loans. No loans are extended to non-domestic borrowers or governments.
The risks associated with lending activities differ among loan classes and are subject to the impact of changes in interest rates, market conditions of collateral securing the loans and general economic conditions. Any of these factors may adversely impact a borrower’s ability to repay loans, and also impact the associated collateral. See Note 4, Loans and Allowance for Loan Losses, to the unaudited condensed consolidated financial statements under Part I, Item 1, "Financial Information," for a description of the Company’s loan classes and differing levels of associated credit risk.
The following table presents the loan portfolio, excluding residential LHFS, by segment and class at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Commercial real estate:
Owner occupied	$168,586	$170,884
Non-owner occupied	377,933	361,050
Multi-family	107,797	106,893
Non-owner occupied residential	118,773	120,038
Acquisition and development:
1-4 family residential construction	13,037	15,865
Commercial and land development	49,348	41,538
Commercial and industrial	235,791	214,554
Municipal	46,551	47,057
Residential mortgage:
First lien	324,766	336,372
Home equity - term	13,337	14,030
Home equity - lines of credit	165,375	165,314
Installment and other loans	35,654	50,735
	$1,656,948	$1,644,330
Total loans grew $12.6 million from December 31, 2019 to March 31, 2020. Loan balances continued to grow from the prior year due to the addition of several commercial relationship managers in the second half of 2019. The resulting increase in production was partially offset by the sale of $9.2 million in acquired classified loans and $11.0 million of acquired recreational vehicle loans.

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

The following table presents the Company’s risk elements, including the aggregate balances of nonaccrual loans, restructured loans still accruing, loans past due 90 days or more, and OREO as of March 31, 2020 and December 31, 2019. Relevant asset quality ratios are also presented.

	March 31, 2020	December 31, 2019
Nonaccrual loans	$7,806	$10,657
OREO	197	197
Total nonperforming assets	8,003	10,854
Restructured loans still accruing	971	979
Loans past due 90 days or more and still accruing	2,115	2,232
Total nonperforming and other risk assets	$11,089	$14,065
Loans 30-89 days past due	$21,271	$17,527
Asset quality ratios:
Total nonperforming loans to total loans	0.47%	0.65%
Total nonperforming assets to total assets	0.34%	0.46%
Total nonperforming assets to total loans and OREO	0.48%	0.66%
Total risk assets to total loans and OREO	0.67%	0.86%
Total risk assets to total assets	0.46%	0.59%
ALL to total loans	0.95%	0.89%
ALL to nonperforming loans	202.45%	137.52%
ALL to nonperforming loans and restructured loans still accruing	180.05%	125.95%
Total nonperforming and other risk assets decreased by $3.0 million, or 21.2%, from December 31, 2019 to March 31, 2020. The principal driver for this decrease is a measurement period adjustment for the transfer of a $2.6 million loan from the Hamilton acquisition into the PCI pool during the three months ended March 31, 2020.
The following table presents detail of impaired loans at March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
	Nonaccrual Loans	Restructured Loans Still Accruing	Total	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$3,458	$29	$3,487	$5,842	$30	$5,872
Multi-family	336	—	336	345	—	345
Non-owner occupied residential	340	—	340	235	—	235
Acquisition and development:
Commercial and land development	837	—	837	—	—	—
Commercial and industrial	840	—	840	1,763	—	1,763
Residential mortgage:
First lien	1,263	925	2,188	1,659	931	2,590
Home equity - term	12	—	12	13	—	13
Home equity - lines of credit	700	17	717	715	18	733
Installment and other loans	20	—	20	85	—	85
	$7,806	$971	$8,777	$10,657	$979	$11,636

The following table presents our exposure to borrowers with impaired loans, partial charge-offs taken to date and specific reserves established on the borrowing relationships at March 31, 2020 and December 31, 2019. Of the relationships deemed to be impaired at March 31, 2020, one had a recorded balance in excess of $1.0 million, and 64, or 35.1%, of total impaired loans, had recorded balances of less than $250 thousand.

	# of Relationships	Recorded Investment	Partial Charge-offs to Date	Specific Reserves
March 31, 2020
Relationships greater than $1,000,000	1	$2,766	$—	$—
Relationships greater than $500,000 but less than $1,000,000	3	1,964	17	—
Relationships greater than $250,000 but less than $500,000	3	965	—	—
Relationships less than $250,000	64	3,082	593	37
	71	$8,777	$610	$37
December 31, 2019
Relationships greater than $1,000,000	2	$5,218	$—	$—
Relationships greater than $500,000 but less than $1,000,000	2	1,516	17	—
Relationships greater than $250,000 but less than $500,000	3	980	—	—
Relationships less than $250,000	68	3,922	781	36
	75	$11,636	$798	$36
The Company takes partial charge-offs on collateral-dependent loans when carrying value exceeds estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. Impairment reserves remain in place if updated appraisals are pending, and represent management’s estimate of potential loss.
Internal loan reviews are completed annually on all commercial relationships with a committed loan balance in excess of $500 thousand, which includes confirmation of risk rating by an independent credit officer. Credit Administration also reviews loans in excess of $1.0 million. In addition, all relationships greater than $250 thousand rated Substandard, Doubtful or Loss are reviewed and corresponding risk ratings are reaffirmed by the Bank's Problem Loan Committee, with subsequent reporting to the Management ERM Committee.
In its individual loan impairment analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve include an evaluation of the outstanding loan balance and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships at March 31, 2020. However, over time, additional information may result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
The Company’s OREO balance of $197 thousand at March 31, 2020 and December 31, 2019 consisted of two commercial and one residential properties. All OREO properties are carried at the lower of cost or fair value, less costs to dispose.
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
The ALL is evaluated based on review of the collectability of loans in light of historical experience; the nature and volume of the loan portfolio; adverse situations that may affect a borrower’s ability to repay; estimated value of any underlying collateral; and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. A description of the methodology for establishing the allowance and provision for loan losses and related procedures in establishing the appropriate level of reserve is included in Note 4, Loans and Allowance for Loan Losses, to the unaudited condensed consolidated financial statements under Part I, Item 1, "Financial Information."

The following table summarizes the Company’s internal risk ratings at March 31, 2020 and December 31, 2019:

	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	PCI Loans	Total
March 31, 2020
Commercial real estate:
Owner occupied	$152,679	$4,538	$3,013	$3,487	$—	$4,869	$168,586
Non-owner occupied	361,029	15,996	—	—	—	908	377,933
Multi-family	102,838	3,951	672	336	—	—	107,797
Non-owner occupied residential	111,102	4,374	1,380	340	—	1,577	118,773
Acquisition and development:
1-4 family residential construction	12,523	514	—	—	—	—	13,037
Commercial and land development	47,762	200	549	837	—	—	49,348
Commercial and industrial	222,152	967	8,108	840	—	3,724	235,791
Municipal	42,221	4,330	—	—	—	—	46,551
Residential mortgage:
First lien	316,296	—	—	2,188	—	6,282	324,766
Home equity - term	13,233	72	—	12	—	20	13,337
Home equity - lines of credit	164,549	73	36	717	—	—	165,375
Installment and other loans	35,540	—	—	20	—	94	35,654
	$1,581,924	$35,015	$13,758	$8,777	$—	$17,474	$1,656,948
December 31, 2019
Commercial real estate:
Owner occupied	$151,161	$4,513	$3,163	$5,872	$—	$6,175	$170,884
Non-owner occupied	342,753	17,152	—	—	—	1,145	361,050
Multi-family	100,361	4,822	682	345	—	683	106,893
Non-owner occupied residential	111,697	4,534	1,115	235	—	2,457	120,038
Acquisition and development:
1-4 family residential construction	15,865	—	—	—	—	—	15,865
Commercial and land development	39,939	206	1,393	—	—	—	41,538
Commercial and industrial	198,951	1,133	8,899	1,763	—	3,808	214,554
Municipal	42,649	4,408	—	—	—	—	47,057
Residential mortgage:
First lien	323,040	978	—	2,590	—	9,764	336,372
Home equity - term	13,774	74	149	13	—	20	14,030
Home equity - lines of credit	164,469	74	38	733	—	—	165,314
Installment and other loans	50,497	—	—	85	—	153	50,735
	$1,555,156	$37,894	$15,439	$11,636	$—	$24,205	$1,644,330

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
The following table summarizes activity in the ALL for the three months ended March 31, 2020 and 2019:

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
March 31, 2020
Balance, beginning of period	$7,634	$959	$2,356	$100	$11,049	$3,147	$319	$3,466	$140	$14,655
Provision for loan losses	383	71	322	(1)	775	77	42	119	31	925
Charge-offs	—	—	(75)	—	(75)	(91)	(72)	(163)	—	(238)
Recoveries	403	3	44	—	450	6	5	11	—	461
Balance, end of period	$8,420	$1,033	$2,647	$99	$12,199	$3,139	$294	$3,433	$171	$15,803
March 31, 2019
Balance, beginning of period	$6,876	$817	$1,656	$98	$9,447	$3,753	$244	$3,997	$570	$14,014
Provision for loan losses	103	150	159	—	412	189	(26)	163	(175)	400
Charge-offs	(25)	—	(43)	—	(68)	(246)	(20)	(266)	—	(334)
Recoveries	71	2	42	—	115	69	19	88	—	203
Balance, end of period	$7,025	$969	$1,814	$98	$9,906	$3,765	$217	$3,982	$395	$14,283

The ALL at March 31, 2020, increased $1.1 million from December 31, 2019, reflecting the $925 thousand provision for loan losses and net recoveries during the three months ended March 31, 2020. The provision for loan losses increased in the three months ended March 31, 2020 as a result of qualitative factor adjustments for the impact of the COVID-19 pandemic on the Bank’s loan portfolio in the three months ended March 31, 2020. Net recoveries totaled $223 thousand for the three months ended March 31, 2020, compared with net charge-offs of $131 thousand for the same period in 2019. Classified loans totaled $22.5 million at March 31, 2020, or 1.4% of total loans outstanding, and decreased from $27.1 million at December 31, 2019, or 1.6% of loans outstanding. The asset quality ratios previously noted are indicative of the continued benefit the Company has received from favorable historical charge-off statistics and generally stable economic and market conditions for the last few years, even while the loan portfolio has been growing. Recent loan growth trends, as well as concerns regarding the COVID-19 pandemic contributed to management's determination that an increased provision for loan losses was required to maintain an adequate ALL, with an ALL to total loans ratio of 0.95% at March 31, 2020 as compared to 0.89% at December 31, 2019.
Despite generally favorable historical charge-off data and stable economic and market conditions, the growth the Company has experienced in its loan portfolio and the impact of the COVID-19 pandemic may result in the need for additional provisions for loan losses in future quarters.

The following table summarizes the ending loan balances individually or collectively evaluated for impairment based on loan type, as well as the ALL allocation for each, at March 31, 2020 and December 31, 2019, including PCI loans:

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
March 31, 2020
Loans allocated by:
Individually evaluated for impairment	$4,163	$837	$840	$—	$5,840	$2,917	$20	$2,937	$—	$8,777
Collectively evaluated for impairment	768,926	61,548	234,951	46,551	1,111,976	500,561	35,634	536,195	—	1,648,171
	$773,089	$62,385	$235,791	$46,551	$1,117,816	$503,478	$35,654	$539,132	$—	$1,656,948
ALL allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$37	$—	$37	$—	$37
Collectively evaluated for impairment	8,420	1,033	2,647	99	12,199	3,102	294	3,396	171	15,766
	$8,420	$1,033	$2,647	$99	$12,199	$3,139	$294	$3,433	$171	$15,803
December 31, 2019
Loans allocated by:
Individually evaluated for impairment	$6,452	$—	$1,763	$—	$8,215	$3,336	$85	$3,421	$—	$11,636
Collectively evaluated for impairment	752,413	57,403	212,791	47,057	1,069,664	512,380	50,650	563,030	—	1,632,694
	$758,865	$57,403	$214,554	$47,057	$1,077,879	$515,716	$50,735	$566,451	$—	$1,644,330
ALL allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$36	$—	$36	$—	$36
Collectively evaluated for impairment	7,634	959	2,356	100	11,049	3,111	319	3,430	140	14,619
	$7,634	$959	$2,356	$100	$11,049	$3,147	$319	$3,466	$140	$14,655
In addition to the specific reserve allocations on impaired loans noted previously, 15 loans, with aggregate outstanding principal balances of $1.7 million, have had cumulative partial charge-offs to the ALL totaling $610 thousand at March 31, 2020. As updated appraisals are received on collateral-dependent loans, partial charge-offs are taken to the extent the loans’ principal balance exceeds their fair value.
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
The unallocated portion of the ALL reflects estimated inherent losses within the portfolio that have not been detected, as well as the risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the ALL totaled $171 thousand, or 1.1% of the ALL balance, at March 31, 2020 compared with $140 thousand, or 1.0% of the ALL balance at December 31, 2019. The Company monitors the unallocated portion of the ALL and, by policy, has determined it should not exceed 6% of the total reserve. Future negative provisions for loan losses may result if the unallocated portion was to increase, and management determined the reserves were not required for the anticipated risk in the portfolio.

Management believes the Company’s ALL is adequate based on currently available information. Future adjustments to the ALL and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.
Deposits
Deposits totaled $1.9 billion at March 31, 2020, an increase of $21.8 million, or 1.2%, from $1.9 billion at December 31, 2019.
Noninterest-bearing deposits increased by $14.1 million, or 5.6%, from December 31, 2019 to March 31, 2020. Interest-bearing deposits totaled $1.6 billion at March 31, 2020, an increase of $7.7 million, or 0.5% from the $1.6 billion balance at December 31, 2019.
The Company continues to increase both noninterest-bearing and interest-bearing deposit relationships from its enhanced treasury management offerings as it increases its commercial relationships. Deposit growth in the first three months of 2020 was principally used to reduce total borrowings, to fund growth in the loan portfolio, and to reduce brokered deposits by approximately $16.1 million from December 31, 2020.
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
Shareholders’ equity totaled $210.6 million at March 31, 2020, a decrease of $12.7 million, or 5.7%, from $223.2 million at December 31, 2019. The decrease was primarily attributable an increase in accumulated other comprehensive loss from changes in net unrealized gains and losses in securities available for sale, which fell by $13.6 million from December 31, 2019 to March 31, 2020 due to declining interest rates. Accumulated other comprehensive loss also included $1.0 million in losses on cash flow hedges during the three months ended March 31, 2020. In addition, there were dividends paid on common stock totaling $1.9 million. These items were partially offset by growth in retained earnings from net income totaling $5.1 million for the three months ended March 31, 2020.
The Company routinely evaluates its capital levels in light of its risk profile to assess its capital needs. The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. The consolidated asset limit on small bank holding companies is $3.0 billion and a company with assets under that limit is not subject to the FRB consolidated capital rules, but may file reports that include capital amounts and ratios. The Company has elected to file those reports.
At March 31, 2020 and December 31, 2019, the Bank was considered well capitalized under applicable banking regulations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Prompt corrective action provisions are not applicable to bank holding companies, including financial holding companies.
Note 10, Shareholders' Equity and Regulatory Capital, to the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1, "Financial Information," includes a table presenting capital amounts and ratios for the Company and the Bank at March 31, 2020 and December 31, 2019.
In addition to the minimum capital ratio requirement and minimum capital ratio to be well capitalized presented in the referenced table in Note 10, the Bank must maintain a capital conservation buffer as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, Item 1 - Business, under the topic Basel III Capital Rules. At March 31, 2020, the Bank's capital conservation buffer, based on the most restrictive Total Capital to risk weighted assets capital ratio, was 5.4%, which is greater than the 2.5% requirement.

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
The Company has applied for and received access to the liquidity facility created by the Federal Reserve for the pledging of PPP loans to further expand its already robust access to off balance sheet liquidity.
Mergers and Acquisitions
See Note 2, Mergers and Acquisitions, to the Consolidated Financial Statements under Part I, Item 1, "Financial Statements" in this Form 10-Q.
Supplemental Reporting of Non-GAAP Measures
As a result of acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $26.9 million and $27.1 million at March 31, 2020 and December 31, 2019, respectively.
Management believes providing certain “non-GAAP” financial information will assist investors in their understanding of the effect of acquisition activity on reported results, particularly to overcome comparability issues related to the influence of intangibles (principally goodwill) created in acquisitions.
Tangible book value per share and net interest margin excluding the impact of purchase accounting, as used by the Company in this supplemental reporting presentation, are determined by methods other than in accordance with GAAP. While we believe this information is a useful supplement to GAAP based measures presented in this Form 10-Q, readers are cautioned that this non-GAAP disclosure has limitations as an analytical tool, should not be viewed as a substitute for financial measures determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of our results and financial condition as reported under GAAP, nor are such measures necessarily comparable to non-GAAP performance measures that may be presented by other companies. This supplemental presentation should not be construed as an inference that our future results will be unaffected by similar adjustments to be determined in accordance with GAAP.
The following table presents the computation of each non-GAAP based measure shown together with its most directly comparable GAAP based measure.

	March 31, 2020	December 31, 2019
Tangible Book Value per Common Share
Shareholders' equity	$210,570	$223,249
Less: Goodwill	20,142	19,925
Other intangible assets	6,717	7,180
Related tax effect	(1,411)	(1,508)
Tangible common equity (non-GAAP)	$185,122	$197,652

Common shares outstanding	11,197	11,200

Book value per share (most directly comparable GAAP based measure)	$18.81	$19.93
Intangible assets per share	2.28	2.28
Tangible book value per share (non-GAAP)	$16.53	$17.65

	Three Months Ended March 31,
		2020		2019
Taxable-Equivalent Net Interest Margin (excluding the effect of purchase accounting)
Taxable-equivalent net interest income/margin, as reported		$18,459	3.41%	$15,106	3.43%
Effect of purchase accounting:
Loans	Income	(899)	(0.19)%	(253)	(0.07)%
Time deposits	Expenses	28	(0.01)%	(9)	0.00%
Purchase accounting effect on taxable-equivalent income/ margin		(927)	(0.20)%	(244)	(0.07)%
Taxable-equivalent net interest income/margin (excluding the effect of purchase accounting) (non-GAAP)		$17,532	3.21%	$14,862	3.36%

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
Management endeavors to control the exposure to changes in interest rates by understanding, reviewing and making decisions based on its risk position. The Company primarily uses its securities portfolio, FHLB advances, interest rate swaps and brokered deposits to manage its interest rate risk position. Additionally, pricing, promotion and product development activities are directed in an effort to emphasize the loan and deposit term or repricing characteristics that best meet current interest rate risk objectives.
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
Net Interest Income Sensitivity
Simulation analysis evaluates the effect of upward and downward changes in market interest rates on future net interest income. The analysis involves changing the interest rates used in determining net interest income over the next twelve months. The resulting percentage change in net interest income in various rate scenarios is an indication of our short-term interest rate risk. The analysis assumes recent pricing trends in new loan and deposit volumes will continue while balances remain constant. Additional assumptions are applied to modify pricing under the various rate scenarios.
The simulation analysis results are presented in the Net Interest Income table below. At March 31, 2020, results indicated the Company would be better positioned over the next 12 months in a moderately increasing rate environment than it would be if interest rates declined. At December 31, 2019, results indicated the Company would be better positioned over the subsequent 12 months in a moderately declining rate environment than it would be if interest rates increased. This shift is due to the addition of $100.0 million of pay fixed receive floating swaps that were executed in the three months ended March 31, 2020, a shift in the mix of assets to more floating rate loans, a shift in the mix of liabilities to fewer certificates of deposit, and the steep decline in interest rates during the three months ended March 31, 2020.
Economic Value
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
At March 31, 2020, similar to at December 31, 2019, these results indicated the Company would be better positioned in a rising interest rate environment than it would be if interest rates decreased. As a result of the low interest rates at March 31, 2020, the impact of increased rates on the economic value of the balance sheet would be substantial. To improve the comparability across periods, the Company follows best practices and maintains the size and mix of the period end balance sheet, thus the results do not reflect actions management may take to improve results.

Net Interest Income			Economic Value
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates (basis points)	March 31, 2020	December 31, 2019	Change in Market Interest Rates (basis points)	March 31, 2020	December 31, 2019
(100)	(6.4)%	(0.5)%	(100)	(72)%	(21.7)%
100	(0.5)%	(1.3)%	100	56%	10.9%
200	(1.6)%	(3.8)%	200	89%	15.1%
300	(2.4)%	(8.1)%	300	107%	15.0%

Item 4. Controls and Procedures
Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at March 31, 2020.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2020.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2020.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
Information regarding legal proceedings is included in Note 14, Contingencies, to the Consolidated Financial Statements under Part I, Item 1, "Financial Statements" and incorporated herein by reference.
Item 1A – Risk Factors
Except as described below, there have been no material changes from the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
The COVID-19 pandemic has caused a significant global and national economic downturn and unprecedented levels of unemployment, which may adversely affect our business and results of operations, and the future impact of the COVID-19 pandemic on the global, national and local economies and our business, results of operations and financial condition remain uncertain.

The COVID-19 pandemic has caused a significant global and national economic downturn and unprecedented levels of unemployment, which has adversely affected, and is expected to continue to adversely affect, the Company’s business and results of operations, and the future impact of the COVID-19 pandemic on the global, national and local economies and the Company’s business, results of operations and financial condition remain uncertain.

The COVID-19 pandemic has resulted in authorities implementing numerous measures attempting to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter in place orders, and limitations on business activity, including closures. These measures are, among other things, severely restricting global and national economic activity, which is disrupting supply chains, lowering asset valuations, significantly increasing unemployment and underemployment levels, decreasing liquidity in markets for certain securities and causing significant volatility and disruptions in the financial markets. These measures have negatively impacted, and could continue to negatively impact, businesses, market participants, our counterparties and clients, and the global, national and local economies for a prolonged period of time. Should current economic conditions persist or continue to deteriorate, this economic environment could have a continued adverse effect on our business and operations, including but not limited to: decreased demand for our products and services; protracted periods of lower interest rates; lower asset management fees; and increased credit losses due to deterioration in the financial condition of our consumer and commercial borrowers, including declining asset and collateral values, which may result in an increase in our provision for credit losses and net charge-offs. Additionally, our liquidity and regulatory capital could be adversely impacted by customers’ withdrawal of deposits, volatility and disruptions in the capital and credit markets, and customer draws on lines of credit. To the extent the COVID-19 pandemic continues to adversely affect the economy, and/or adversely affects our business, results of operations or financial condition, it may also have the effect of increasing the likelihood and/or magnitude of other risks described in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, including those risks related to market, credit, and business operations, or risks described in our other filings with the SEC.

In response to the economic and market conditions resulting from the COVID-19 pandemic, governments and regulatory authorities, including central banks, have acted to provide fiscal and monetary stimulus to support the global and national economy. However, there can be no assurance that these measures will stimulate the global and national economy or avert recessionary conditions in markets in which we conduct operations.

We continue to closely monitor the COVID-19 pandemic and related risks as they evolve. The magnitude, duration and likelihood of the current outbreak of COVID-19, further outbreaks of COVID-19, future actions taken by governmental authorities and/or other third parties in response to the COVID-19 pandemic, and its future direct and indirect effects on the global, national and local economies and our business and results of operation are highly uncertain. The COVID-19 pandemic may cause prolonged global, national or local recessionary economic conditions or longer lasting effects on economic conditions than currently exist, which could have a material adverse effect on our business, results of operations and financial condition.

As a participating lender in the SBA Paycheck Protection Program (“PPP”), we are subject to additional risks of litigation from our clients or other parties regarding our processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. We are a participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress has approved additional funding for the PPP and President Trump signed the new legislation on April 24, 2020. Since the opening of the PPP, several larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. We may be exposed to the risk of litigation, from both clients and non-clients that approached us regarding PPP loans, regarding our process and procedures used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

We also have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by us, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2020 to January 31, 2020	—	$—	—	333,275
February 1, 2020 to February 29, 2020	8,897	19.09	8,897	324,378
March 1, 2020 to March 31, 2020	63,058	15.87	63,058	261,320
Total	71,955	$16.27	71,955

In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. At March 31, 2020, 154,680 shares had been repurchased under the program at a total cost of $2.6 million, or $16.88 per share. The maximum number of shares that may yet be purchased under the plan is 261,320 at March 31, 2020.

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

Date: May 7, 2020