Form 10-Q
period 2020-06-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2020-08-10
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s Common Stock as of July 30, 2020: 11,209,146.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

(Dollars in thousands, except per share amounts)	June 30, 2020	December 31, 2019
Assets
Cash and due from banks	$26,652	$25,969
Interest-bearing deposits with banks	25,638	29,994
Cash and cash equivalents	52,290	55,963
Restricted investments in bank stocks	16,256	16,184
Securities available for sale (amortized cost of $488,433 and $491,492 at June 30, 2020 and December 31, 2019, respectively)	483,936	490,885
Loans held for sale, at fair value	13,594	9,364
Loans	2,041,317	1,644,330
Less: Allowance for loan losses	(17,517)	(14,655)
Net loans	2,023,800	1,629,675
Premises and equipment, net	36,976	37,524
Cash surrender value of life insurance	64,411	63,613
Goodwill	18,724	19,925
Other intangible assets, net	6,160	7,180
Accrued interest receivable	8,182	6,040
Other assets	48,467	46,921
Total assets	$2,772,796	$2,383,274
Liabilities
Deposits:
Noninterest-bearing	$436,290	$249,450
Interest-bearing	1,815,441	1,626,072
Total deposits	2,251,731	1,875,522
Securities sold under agreements to repurchase	23,716	8,269
FHLB advances and other	202,804	209,667
Subordinated notes	31,875	31,847
Other liabilities	37,032	34,720
Total liabilities	2,547,158	2,160,025

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value—$0.05205 stated value per share 50,000,000 shares authorized; 11,268,429 shares issued and 11,209,146 outstanding at June 30, 2020; 11,220,604 shares issued and 11,199,874 outstanding at December 31, 2019	586	584
Additional paid - in capital	188,226	188,365
Retained earnings	42,862	35,246
Accumulated other comprehensive loss	(5,114)	(480)
Treasury stock— 59,283 and 20,730 shares, at cost at June 30, 2020 and December 31, 2019, respectively	(922)	(466)
Total shareholders’ equity	225,638	223,249
Total liabilities and shareholders’ equity	$2,772,796	$2,383,274
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share amounts)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest income
Loans	$21,794	$19,658	$41,960	$34,809
Investment securities - taxable	2,795	3,681	6,233	7,173
Investment securities - tax-exempt	420	632	704	1,474
Short-term investments	13	501	92	674
Total interest income	25,022	24,472	48,989	44,130
Interest expense
Deposits	3,310	4,892	7,664	8,607
Securities sold under agreements to repurchase	152	28	184	55
FHLB advances and other	260	538	1,078	1,197
Subordinated notes	502	499	1,003	996
Total interest expense	4,224	5,957	9,929	10,855
Net interest income	20,798	18,515	39,060	33,275
Provision for loan losses	1,900	200	2,825	600
Net interest income after provision for loan losses	18,898	18,315	36,235	32,675
Noninterest income
Service charges on deposit accounts	554	837	1,401	1,590
Interchange income	819	843	1,607	1,579
Other service charges, commissions and fees	165	241	305	390
Swap fees	232	—	432	—
Trust and investment management income	1,696	1,749	3,336	3,507
Brokerage income	599	672	1,318	1,150
Mortgage banking activities	1,609	652	1,941	1,120
Gain on sale of portfolio loans	925	—	2,803	—
Income from life insurance	532	684	1,072	1,026
Investment securities gains (losses)	9	2,064	(31)	2,403
Other income	53	32	83	144
Total noninterest income	7,193	7,774	14,267	12,909
Noninterest expenses
Salaries and employee benefits	10,063	8,922	21,657	17,599
Occupancy	1,122	1,066	2,249	2,067
Furniture and equipment	1,204	1,140	2,366	2,163
Data processing	791	1,058	1,662	1,828
Automated teller and interchange fees	249	238	500	474
Advertising and bank promotions	167	548	956	1,069
FDIC insurance	214	221	261	406
Other professional services	1,021	707	1,737	1,264
Directors' compensation	264	261	465	497
Taxes other than income	449	314	451	620
Intangible asset amortization	404	402	867	610
Merger related and branch consolidation expenses	—	6,860	—	7,505
Insurance claim receivable (recovery) write-off	—	—	(486)	615
Other operating expenses	2,483	1,555	4,050	2,736
Total noninterest expenses	18,431	23,292	36,735	39,453
Income before income tax expense	7,660	2,797	13,767	6,131
Income tax expense	1,301	110	2,340	342
Net income	$6,359	$2,687	$11,427	$5,789
Per share information:
Basic earnings per share	$0.58	$0.26	$1.04	$0.59
Diluted earnings per share	0.58	0.26	1.04	0.58
Dividends paid per share	0.17	0.15	0.34	0.30
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income	$6,359	$2,687	$11,427	$5,789
Other comprehensive income, net of tax:
Unrealized (losses) gains on securities available for sale arising during the period	13,367	5,353	(3,921)	10,480
Reclassification adjustment for (gains) losses realized in net income	(9)	(2,064)	31	(2,403)
Net unrealized gains (losses) on securities available for sale	13,358	3,289	(3,890)	8,077
Tax effect	(2,805)	(691)	817	(1,697)
Total other comprehensive income (loss), net of tax and reclassification adjustments on securities available for sale	10,553	2,598	(3,073)	6,380
Unrealized loss on interest rate swaps used in cash flow hedges	(842)	—	(2,101)	—
Reclassification adjustment for losses realized in net income	121	—	125	—
Net unrealized loss on interest rate swaps used in cash flow hedges	(721)	—	(1,976)	—
Tax effect	151	—	415	—
Total other comprehensive loss, net of tax and reclassification adjustments on interest rate swaps	(570)	—	(1,561)	—
Total other comprehensive income (loss), net of tax and reclassification adjustments	9,983	2,598	(4,634)	6,380
Total comprehensive income	$16,342	$5,285	$6,793	$12,169
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended June 30, 2020
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, March 31, 2020	$586	$187,843	$38,408	$(15,097)	$(1,170)	$210,570
Net income	—	—	6,359	—	—	6,359
Total other comprehensive income, net of taxes	—	—	—	9,983	—	9,983
Cash dividends ($0.17 per share)	—	—	(1,905)	—	—	(1,905)
Share-based compensation plans:
250 net common shares forfeited and 12,672 net treasury shares issued, including compensation expense totaling $651	—	383	—	—	248	631
Balance, June 30, 2020	$586	$188,226	$42,862	$(5,114)	$(922)	$225,638

	Six Months Ended June 30, 2020
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2020	$584	$188,365	$35,246	$(480)	$(466)	$223,249
Net income	—	—	11,427	—	—	11,427
Total other comprehensive loss, net of taxes	—	—	—	(4,634)	—	(4,634)
Cash dividends ($0.34 per share)	—	—	(3,811)	—	—	(3,811)
Share-based compensation plans:
47,825 net common shares issued and 38,553 net treasury shares acquired, including compensation expense totaling $1,176	2	(139)	—	—	(456)	(593)
Balance, June 30, 2020	$586	$188,226	$42,862	$(5,114)	$(922)	$225,638

	Three Months Ended June 30, 2019
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Balance, March 31, 2019	$494	$151,702	$26,161	$810	$—	$179,167
Net income	—	—	2,687	—	—	2,687
Total other comprehensive loss, net of taxes	—	—	—	2,598	—	2,598
Cash dividends ($0.15 per share)	—	—	(1,386)	—	—	(1,386)
Issuance of stock (1,765,704 common shares) to acquire Hamilton Bancorp, Inc.	92	36,530	—	—	—	36,622
Share-based compensation plans:
26,480 net common shares forfeited, including compensation expense of $180	(2)	182	—	—	—	180
Balance, June 30, 2019	$584	$188,414	$27,462	$3,408	$—	$219,868

	Six Months Ended June 30, 2019
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2019	$491	$151,678	$24,472	$(2,972)	$(236)	$173,433
Net income	—	—	5,789	—	—	5,789
Total other comprehensive income, net of taxes	—	—	—	6,380	—	6,380
Cash dividends ($0.30 per share)	—	—	(2,799)	—	—	(2,799)
Issuance of stock (1,765,704 common shares) to acquire Hamilton Bancorp, Inc.	92	36,530	—	—	—	36,622
Share-based compensation plans:
19,034 net common shares issued and 9,031 net treasury shares acquired, including compensation expense totaling $679	1	206	—	—	236	443
Balance, June 30, 2019	$584	$188,414	$27,462	$3,408	$—	$219,868

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Six Months Ended
(Dollars in thousands)	June 30, 2020	June 30, 2019
Cash flows from operating activities
Net income	$11,427	$5,789
Adjustments to reconcile net income to net cash provided by operating activities:
Net (discount accretion) premium amortization	(2,020)	2,203
Depreciation and amortization expense	2,707	2,366
Impairment of intangibles	153	—
Provision for loan losses	2,825	600
Share-based compensation	1,176	679
Gain on sales of loans originated for sale	(1,903)	(909)
Mortgage loans originated for sale	(76,417)	(43,471)
Proceeds from sales of loans originated for sale	73,323	40,392
Gain on sale of portfolio loans	(2,803)	—
Net gain on disposal of OREO	(21)	(8)
Net loss on disposal of premises and equipment	1	607
Deferred income taxes	63	263
Investment securities losses (gains)	31	(2,403)
Income from life insurance	(1,072)	(1,026)
(Increase) decrease in accrued interest receivable	(2,142)	730
Increase (decrease) in accrued interest payable and other liabilities	85	(1,147)
Other, net	1,445	1,100
Net cash provided by operating activities	6,858	5,765
Cash flows from investing activities
Proceeds from sales of AFS securities	—	173,836
Maturities, repayments and calls of AFS securities	29,317	15,297
Purchases of AFS securities	(26,691)	(150,386)
Net cash and cash equivalents received from acquisitions	—	29,442
Net (purchases) redemptions of restricted investments in bank stocks	(72)	3,395
Net decrease (increase) in loans	43,961	(8,395)
Proceeds from sales of portfolio loans	22,665	—
Purchases of bank premises and equipment	(464)	(1,489)
Proceeds from disposal of OREO	198	374
Death benefit proceeds from life insurance contracts	—	571
Net cash provided by investing activities	68,914	62,645
Cash flows from financing activities
Net (decrease) increase in deposits	(82,449)	68,525
Net decrease in borrowings with original maturities less than 90 days	(111,152)	(29,696)
Proceeds from FHLB advances and other borrowings	160,284	20,000
Payments on FHLB advances and other borrowings	(40,548)	(96,582)
Subordinated note issuance costs	—	(57)
Dividends paid	(3,811)	(2,799)
Acquisition of treasury stock	(1,170)	—
Treasury shares repurchased for employee taxes associated with restricted stock vesting	(660)	(294)
Proceeds from issuance of employee stock purchase plan shares	61	58
Net cash used in financing activities	(79,445)	(40,845)
Net (decrease) increase in cash and cash equivalents	(3,673)	27,565
Cash and cash equivalents at beginning of period	55,963	88,815
Cash and cash equivalents at end of period	$52,290	$116,380

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,367	$10,326
Supplemental schedule of noncash investing activities:
OREO acquired in settlement of loans	—	161
Lease liabilities arising from obtaining ROU assets	—	8,115
SBA PPP loans originated	458,606	—

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
Nature of Operations – Orrstown Financial Services, Inc. is a financial holding company that operates Orrstown Bank, a commercial bank with banking and financial advisory offices in Berks, Cumberland, Dauphin, Franklin, Lancaster, Perry and York Counties, Pennsylvania, and in Anne Arundel, Baltimore, Howard and Washington Counties, Maryland, as well as Baltimore City, Maryland and Wheatland Advisors, Inc., a registered investment advisor non-bank subsidiary, headquartered in Lancaster County, Pennsylvania. The Wheatland operations were discontinued effective July 31, 2020. The Company operates in the community banking segment and engages in lending activities, including commercial, residential, commercial mortgages, construction, municipal, and various forms of consumer lending, and deposit services, including checking, savings, time, and money market deposits. The Company also provides fiduciary services, investment advisory, insurance and brokerage services. The Company and the Bank are subject to regulation by certain federal and state agencies and undergo periodic examinations by such regulatory authorities.
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of Orrstown Financial Services, Inc. and its wholly owned subsidiaries, the Bank and Wheatland. The Company has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, SEC rules that permit reduced disclosure for interim periods, and Article 10 of Regulation S-X. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements. The December 31, 2019 consolidated balance sheet information contained in this Quarterly Report on Form 10-Q was derived from the Company's 2019 audited consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications may have been made to prior year amounts to conform with current year classifications.
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
Changes to the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged transaction affects earnings. During the six months ended June 30, 2020, such derivatives were used to hedge the variable cash flows associated with overnight borrowings.
Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

Leases - The Company evaluates its contracts at inception to determine if an arrangement either is a lease or contains one. Operating lease ROU assets are included in other assets and operating lease liabilities in accrued interest payable and other liabilities in the unaudited condensed consolidated balance sheets. The Company had no finance leases at June 30, 2020.
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
The fair value of assets acquired, excluding goodwill, totaled $494.0 million, including loans totaling $347.1 million. The fair value of liabilities assumed totaled $449.4 million, including deposits totaling $388.2 million. Goodwill represents consideration transferred in excess of the fair value of the net assets acquired. At May 1, 2019, the Company recognized $6.1 million in goodwill associated with the Hamilton acquisition. The goodwill resulting from the acquisition represents the value expected from the expansion of our market in the Greater Baltimore area and the enhancement of our operations through customer synergies and efficiencies, thereby providing enhanced customer service. Goodwill acquired in the Hamilton acquisition is not deductible for tax purposes.
The Hamilton acquisition was accounted for using the acquisition method of accounting and, accordingly, purchased assets, including identifiable intangible assets, and assumed liabilities were recorded at their respective acquisition date fair values. The fair value measurements of assets acquired and liabilities assumed are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. The Company finalized the fair values of loans, intangible assets, other assets, income taxes and liabilities associated with Hamilton as of May 1, 2020. Measurement period adjustments made from the date of acquisition through May 1, 2020 are summarized in Note 6 - Goodwill and Other Intangible Assets.

The following table summarizes the consideration paid for Hamilton and the estimated fair values of the assets acquired and liabilities assumed recognized at the acquisition date:

Fair value of consideration transferred:
Cash	$14,197
Common stock issued	36,622
Total consideration transferred	$50,819

Estimated fair values of assets acquired and liabilities assumed:
Cash and cash equivalents	$43,140
Securities available for sale	60,882
Restricted investments in bank stocks	2,658
Loans	347,143
Premises and equipment	3,749
Core deposit intangible	4,550
Goodwill	6,132
Cash surrender value of life insurance	17,948
Deferred tax asset, net	7,257
ROU lease asset	2,793
Other assets	3,925
Total assets acquired	500,177

Deposits	(388,246)
Borrowings	(51,393)
Other liabilities	(9,719)
Total liabilities assumed	$(449,358)

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

Unaudited pro forma net income for the Company for the three and six months ended June 30, 2019, would have totaled $6.2 million and $9.7 million, respectively. Revenues would have totaled $27.6 million and $50.9 million, respectively, for the three and six months ended June 30, 2019, had the Hamilton acquisition occurred on January 1, 2019.
In connection with the Mercersburg and Hamilton acquisitions, the Company incurred merger related expenses totaling $6.9 million and $7.5 million for the three and six months ending June 30, 2019, which are included in noninterest expenses.

The Company did not incur any merger related expenses in connection with the Hamilton acquisition for the three and six months ended June 30, 2020.

NOTE 3. INVESTMENT SECURITIES
At June 30, 2020 and December 31, 2019, all investment securities were classified as AFS. The following table summarizes amortized cost and fair value of investment securities, and the corresponding amounts of gross unrealized gains and losses recognized in AOCI, at June 30, 2020 and December 31, 2019:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020
States and political subdivisions	$105,122	$8,156	$183	$113,095
GSE residential MBSs	4,519	86	—	4,605
GSE residential CMOs	63,655	3,116	704	66,067
Non-agency CMOs	17,213	97	—	17,310
Private label commercial CMOs	73,388	25	3,677	69,736
Asset-backed	224,181	97	11,510	212,768
Other	355	—	—	355
Totals	$488,433	$11,577	$16,074	$483,936
December 31, 2019
States and political subdivisions	$83,607	$4,288	$32	$87,863
GSE residential CMOs	67,928	1,000	774	68,154
Non-agency CMOs	17,210	—	123	17,087
Private label commercial CMOs	86,704	156	231	86,629
Asset-backed	235,406	138	5,029	230,515
Other	637	—	—	637
Totals	$491,492	$5,582	$6,189	$490,885

The following table summarizes investment securities with unrealized losses at June 30, 2020 and December 31, 2019, aggregated by major security type and the length of time in a continuous unrealized loss position.

	Less Than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
June 30, 2020
States and political subdivisions	1	$10,032	$183	—	$—	$—	1	$10,032	$183
GSE residential CMOs	3	26,496	704	—	—	—	3	26,496	704
Private label commercial CMOs	5	29,410	1,618	8	33,814	2,059	13	63,224	3,677
Asset-backed	9	73,071	2,724	11	133,451	8,786	20	206,522	11,510
Totals	18	$139,009	$5,229	19	$167,265	$10,845	37	$306,274	$16,074
December 31, 2019
States and political subdivisions	1	$6,173	$32	—	$—	$—	1	$6,173	$32
GSE residential CMOs	5	37,158	309	1	11,602	465	6	48,760	774
Non-agency CMOs	1	17,087	123	—	—	—	1	17,087	123
Private label commercial CMOs	6	26,079	67	8	39,726	164	14	65,805	231
Asset-backed	9	92,189	1,145	9	121,399	3,884	18	213,588	5,029
Totals	22	$178,686	$1,676	18	$172,727	$4,513	40	$351,413	$6,189

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
As of June 30, 2020, the Company had no cumulative OTTI. There were no OTTI charges recognized in earnings as a result of credit losses on investments in the three and six months ended June 30, 2020 and 2019. During the six months ended June 30, 2020, unrealized losses were substantially higher due to market uncertainty brought about by the COVID-19 pandemic. The sudden and desperate need for liquidity from many institutional pools of capital combined with the global economic implications of the COVID-19 pandemic caused significant widening of spreads.
States and Political Subdivisions. The unrealized losses presented in the table above have been caused by a widening of spreads from the time these securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is OTTI. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at June 30, 2020 or December 31, 2019.

GSE Residential CMOs. The unrealized losses presented in the table above have been caused by a widening of spreads from the time these securities were purchased. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than its par value basis. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at June 30, 2020 or December 31, 2019.
Non-agency CMOs. The unrealized losses presented in the table above have been caused by a widening of spreads from the time the securities were purchased. Management considers the investment rating and other credit support in determining whether a security is other-than-temporarily impaired. As of June 30, 2020, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend to sell nor will it be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.
Private Label Commercial CMOs and Asset-backed. The unrealized losses presented in the table above have been caused by a widening of spreads from the time the securities were purchased. Management considers the investment rating and other credit support in determining whether a security is other-than-temporarily impaired. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at June 30, 2020 or December 31, 2019.
The following table summarizes the credit ratings and collateral associated with the Company's investment portfolio, excluding equity securities, at June 30, 2020:

Sector	Portfolio Mix	Amortized Book	Fair Value	Credit Enhancement	AAA	AA	A	BBB	NR	Collateral Type
Unsecured ABS	2%	$10,003	$9,694	41%	6%	—%	—%	—%	94%	Unsecured Consumer Debt
Student Loan ABS	3%	12,624	11,777	26%	—%	—%	—%	—%	100%	Seasoned Student Loans
Federal Family Education Loan ABS	37%	182,759	172,613	6%	4%	74%	22%	—%	—%	Federal Family Education Loan (1)
PACE Loan ABS	1%	6,149	6,246	6%	100%	—%	—%	—%	—%	PACE Loans
Non-Agency CMBS	15%	73,388	69,735	55%	80%	7%	3%	10%	—%	Commercial Real Estate
Non-Agency RMBS	4%	17,213	17,310	33%	100%	—%	—%	—%	—%	Reverse Mortgages (2)
Municipal - General Obligation	11%	53,984	58,963		3%	84%	12%	—%	—%
Municipal - Revenue	10%	51,138	54,132		—%	61%	19%	—%	20%
SBA ReRemic	3%	12,647	12,439		—%	100%	—%	—%	—%	SBA Guarantee (3)
Agency MBS	14%	68,174	70,673		—%	100%	—%	—%	—%	Residential Mortgages (3)
Bank CDs	—%	249	249		—%	—%	—%	—%	100%	FDIC Insured CD
	100%	$488,328	$483,831		19%	61%	12%	1%	7%

(1) 97% guaranteed by U.S. government
(2) Currently 6% credit enhancement; expected credit enhancement is provided above
(3) 100% guaranteed by U.S. government agencies

Note : Ratings in table are the lowest of the six rating agencies (Standard & Poors, Moody's, Morningstar, DBRS, KBRA and Fitch). Standard & Poors rates U.S. government obligations at AA+

The following table summarizes amortized cost and fair value of investment securities by contractual maturity at June 30, 2020. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	249	249
Due after five years through ten years	27,182	29,157
Due after ten years	78,046	84,044
CMOs	158,775	157,718
Asset-backed	224,181	212,768
	$488,433	$483,936

The following table summarizes proceeds from sales of investment securities and gross gains and gross losses for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Proceeds from sale of investment securities	$—	$114,372	$—	$173,836
Gross gains	9	2,109	—	2,628
Gross losses	—	45	31	225
During the three and six months ended June 30, 2020, a gain of $9 thousand and a loss of $31 thousand, respectively, was recorded to adjust an equity security to market value, compared to net investment security gains of $2.1 million and $2.4 million, respectively, for the three and six months ended June 30, 2019 from security sales. There were no sales of investment securities during the three and six months ended June 30, 2020. Investment securities with a fair value of $428.1 million and $158.7 million at June 30, 2020 and December 31, 2019, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

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
Commercial and industrial loans include advances to local and regional businesses for general commercial purposes and include permanent and short-term working capital, machinery and equipment financing, and may be either in the form of lines of credit or term loans. Although commercial and industrial loans may be unsecured to our highest-rated borrowers, the majority of these loans are secured by the borrower’s accounts receivable, inventory and machinery and equipment. In a significant number of these loans, the collateral also includes the business real estate or the business owner’s personal real estate or assets. Commercial and industrial loans present credit exposure to the Company, as they are more susceptible to risk of loss during a downturn in the economy as borrowers may have greater difficulty in meeting their debt service requirements and the value of the collateral may decline. The Company attempts to mitigate this risk through its underwriting standards, including evaluating the creditworthiness of the borrower and, to the extent available, credit ratings on the business. Additionally, monitoring of the loans through annual renewals and meetings with the borrowers are typical. However, these procedures cannot eliminate the risk of loss associated with commercial and industrial lending. At June 30, 2020 and December 31, 2019, commercial and industrial loans include $447.2 million and $0, respectively, of loans, net of deferred fees, originated through the U.S. Small Business Administration Paycheck Protection Program ("SBA PPP").
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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted. The CARES Act established the SBA PPP. The SBA PPP is intended to provide economic relief to small businesses nationwide adversely impacted under the COVID-19 Emergency Declaration issued on March 13, 2020. The SBA PPP, which began on April 3, 2020, provides small businesses with funds to cover up to 24 weeks of payroll costs and other expenses, including benefits. It also provides for forgiveness of up to the full principal amount of qualifying loans. The Bank closed and funded almost 2,800 PPP loans for a total loan amount of $459.6 million in the three months ended June 30, 2020. As these loans are 100% guaranteed by the SBA, there is no associated allowance for loan losses at June 30, 2020. These loans resulted in net fee income of $13.2 million to be recognized through net interest income over the life of the loans, which is between two and five years. During the three and six months ended June 30, 2020, the Company recognized $1.9 million of net deferred fees, included in interest income on loans on the condensed consolidated statements of income. In addition, in an effort to assist clients which were negatively impacted by the COVID-19 pandemic, the Bank offered various mitigation options, including a loan payment deferral program. Under this program, most commercial deferrals were for a 90-day period, while most consumer deferrals were for a 180-day period. As of June 30, 2020, the Company processed loan deferrals under this program for commercial and consumer clients with a total loan balance of $218.1 million and $21.2 million, respectively. In accordance with the revised Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus issued on April 7, 2020, these deferrals are exempt from TDR status as they meet the specified requirements.

The following table presents the loan portfolio by segment and class, excluding residential mortgage LHFS, at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Commercial real estate:
Owner occupied	$164,442	$170,884
Non-owner occupied	390,980	361,050
Multi-family	111,016	106,893
Non-owner occupied residential	116,531	120,038
Acquisition and development:
1-4 family residential construction	7,966	15,865
Commercial and land development	50,220	41,538
Commercial and industrial (1)	665,312	214,554
Municipal	34,276	47,057
Residential mortgage:
First lien	295,736	336,372
Home equity - term	11,944	14,030
Home equity - lines of credit	160,842	165,314
Installment and other loans	32,052	50,735
Total loans	$2,041,317	$1,644,330

(1) This balance includes $447.2 million and $0 of SBA PPP loans, net of deferred fees and costs, at June 30, 2020 and December 31, 2019, respectively.
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

The following table summarizes the Company’s loan portfolio ratings based on its internal risk rating system at June 30, 2020 and December 31, 2019:

	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	PCI Loans	Total
June 30, 2020
Commercial real estate:
Owner occupied	$144,332	$7,223	$4,666	$3,371	$—	$4,850	$164,442
Non-owner occupied	345,176	45,468	—	—	—	336	390,980
Multi-family	95,478	14,796	662	80	—	—	111,016
Non-owner occupied residential	108,985	4,404	1,357	283	—	1,502	116,531
Acquisition and development:
1-4 family residential construction	7,844	122	—	—	—	—	7,966
Commercial and land development	38,947	9,895	541	837	—	—	50,220
Commercial and industrial	636,604	15,372	9,222	708	—	3,406	665,312
Municipal	30,025	4,251	—	—	—	—	34,276
Residential mortgage:
First lien	287,633	—	—	2,461	—	5,642	295,736
Home equity - term	11,841	—	72	11	—	20	11,944
Home equity - lines of credit	160,036	175	35	596	—	—	160,842
Installment and other loans	31,950	—	—	17	—	85	32,052
	$1,898,851	$101,706	$16,555	$8,364	$—	$15,841	$2,041,317

December 31, 2019
Commercial real estate:
Owner occupied	$151,161	$4,513	$3,163	$5,872	$—	$6,175	$170,884
Non-owner occupied	342,753	17,152	—	—	—	1,145	361,050
Multi-family	100,361	4,822	682	345	—	683	106,893
Non-owner occupied residential	111,697	4,534	1,115	235	—	2,457	120,038
Acquisition and development:
1-4 family residential construction	15,865	—	—	—	—	—	15,865
Commercial and land development	39,939	206	1,393	—	—	—	41,538
Commercial and industrial	198,951	1,133	8,899	1,763	—	3,808	214,554
Municipal	42,649	4,408	—	—	—	—	47,057
Residential mortgage:
First lien	323,040	978	—	2,590	—	9,764	336,372
Home equity - term	13,774	74	149	13	—	20	14,030
Home equity - lines of credit	164,469	74	38	733	—	—	165,314
Installment and other loans	50,497	—	—	85	—	153	50,735
	$1,555,156	$37,894	$15,439	$11,636	$—	$24,205	$1,644,330

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
At June 30, 2020 and December 31, 2019, nearly all of the Company’s loan impairments were measured based on the estimated fair value of the collateral securing the loan, except for TDRs. By definition, TDRs are considered impaired. All TDR impairment analyses are initially based on discounted cash flows for those loans. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it could also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
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
The following table, which excludes PCI loans, summarizes impaired loans by segment and class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at June 30, 2020 and December 31, 2019. The recorded investment in loans excludes accrued interest receivable due to insignificance. Related allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and any partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
June 30, 2020
Commercial real estate:
Owner-occupied	$—	$—	$—	$3,371	$4,124
Non-owner occupied	—	—	—	—	313
Multi-family	—	—	—	80	—
Non-owner occupied residential	—	—	—	283	399
Acquisition and development:
Commercial and land development	—	—	—	837	875
Commercial and industrial	—	—	—	708	1,858
Residential mortgage:
First lien	688	688	35	1,773	3,083
Home equity—term	—	—	—	11	14
Home equity—lines of credit	—	—	—	596	830
Installment and other loans	—	—	—	17	28
	$688	$688	$35	$7,676	$11,524
December 31, 2019
Commercial real estate:
Owner-occupied	$—	$—	$—	$5,872	$8,086
Multi-family	—	—	—	345	569
Non-owner occupied residential	—	—	—	235	422
Commercial and industrial	—	—	—	1,763	3,361
Residential mortgage:
First lien	425	425	36	2,165	3,164
Home equity—term	—	—	—	13	15
Home equity—lines of credit	—	—	—	733	1,077
Installment and other loans	—	—	—	85	97
	$425	$425	$36	$11,211	$16,791

The following table, which excludes accruing PCI loans, summarizes the average recorded investment in impaired loans and related recognized interest income for the three and six months ended June 30, 2020 and 2019:

	2020		2019
	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Three Months Ended June 30,
Commercial real estate:
Owner-occupied	$4,639	$—	$1,770	$1
Non-owner occupied	169	—	—	—
Multi-family	270	—	118	—
Non-owner occupied residential	521	—	282	—
Acquisition and development:
Commercial and land development	837	—	—	—
Commercial and industrial	1,320	—	260	—
Residential mortgage:
First lien	3,177	12	2,512	14
Home equity – term	12	—	13	—
Home equity - lines of credit	704	1	709	1
Installment and other loans	18	—	9	—
	$11,667	$13	$5,673	$16
Six Months Ended June 30,
Commercial real estate:
Owner occupied	$5,143	$1	$1,819	$1
Non-owner occupied	96	—	—	—
Multi-family	301	—	122	—
Non-owner occupied residential	396	—	291	—
Acquisition and development:
Commercial and land development	478	—	—	—
Commercial and industrial	1,384	—	269	—
Residential mortgage:
First lien	2,874	24	2,652	29
Home equity - term	12	—	14	—
Home equity - lines of credit	715	1	736	1
Installment and other loans	34	—	8	—
	$11,433	$26	$5,911	$31

The following table presents impaired loans that are TDRs, with the recorded investment at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing:
Commercial real estate:
Owner occupied	1	$28	1	$30
Residential mortgage:
First lien	9	916	9	931
Home equity - lines of credit	1	16	1	18
	11	960	11	979
Nonaccruing:
Commercial real estate:
Owner occupied	1	215	4	1,909
Residential mortgage:
First lien	5	337	5	359
	6	552	9	2,268
	17	$1,512	20	$3,247

There were no new TDR's for the three and six months ended June 30, 2020 or 2019.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of loan portfolio summarized by aging categories of performing loans and nonaccrual loans at June 30, 2020 and December 31, 2019:

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
June 30, 2020
Commercial real estate:
Owner occupied	$155,868	$113	$268	$—	$381	$3,343	$159,592
Non-owner occupied	390,644	—	—	—	—	—	390,644
Multi-family	110,936	—	—	—	—	80	111,016
Non-owner occupied residential	114,303	106	286	51	443	283	115,029
Acquisition and development:
1-4 family residential construction	7,966	—	—	—	—	—	7,966
Commercial and land development	49,356	27	—	—	27	837	50,220
Commercial and industrial	661,099	99	—	—	99	708	661,906
Municipal	34,276	—	—	—	—	—	34,276
Residential mortgage:
First lien	284,370	2,038	1,877	264	4,179	1,545	290,094
Home equity - term	11,826	87	—	—	87	11	11,924
Home equity - lines of credit	159,724	273	265	—	538	580	160,842
Installment and other loans	31,889	42	13	6	61	17	31,967
Subtotal	2,012,257	2,785	2,709	321	5,815	7,404	2,025,476
Loans acquired with credit deterioration:
Commercial real estate:
Owner occupied	4,850	—	—	—	—	—	4,850
Non-owner occupied	336	—	—	—	—	—	336
Non-owner occupied residential	1,270	—	66	166	232	—	1,502
Commercial and industrial	3,382	—	—	24	24	—	3,406
Residential mortgage:
First lien	3,922	1,304	18	398	1,720	—	5,642
Home equity - term	20	—	—	—	—	—	20
Installment and other loans	66	1	18	—	19	—	85
Subtotal	13,846	1,305	102	588	1,995	—	15,841
	$2,026,103	$4,090	$2,811	$909	$7,810	$7,404	$2,041,317

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
December 31, 2019
Commercial real estate:
Owner occupied	$158,723	$144	$—	$—	$144	$5,842	$164,709
Non-owner occupied	359,425	480	—	—	480	—	359,905
Multi-family	105,865	—	—	—	—	345	106,210
Non-owner occupied residential	116,370	841	66	69	976	235	117,581
Acquisition and development:
1-4 family residential construction	15,587	278	—	—	278	—	15,865
Commercial and land development	40,403	1,135	—	—	1,135	—	41,538
Commercial and industrial	208,668	315	—	—	315	1,763	210,746
Municipal	47,057	—	—	—	—	—	47,057
Residential mortgage:
First lien	314,473	9,092	1,234	150	10,476	1,659	326,608
Home equity - term	13,993	—	4	—	4	13	14,010
Home equity - lines of credit	163,907	417	275	—	692	715	165,314
Installment and other loans	50,224	236	37	—	273	85	50,582
Subtotal	1,594,695	12,938	1,616	219	14,773	10,657	1,620,125
Loans acquired with credit deterioration:
Commercial real estate:
Owner occupied	6,015	—	129	31	160	—	6,175
Non-owner occupied	564	—	—	581	581	—	1,145
Multi-family	683	—	—	—	—	—	683
Non-owner occupied residential	1,710	105	111	531	747	—	2,457
Commercial and industrial	3,792	—	—	16	16	—	3,808
Residential mortgage:
First lien	6,308	1,857	745	854	3,456	—	9,764
Home equity - term	16	4	—	—	4	—	20
Installment and other loans	131	22	—	—	22	—	153
Subtotal	19,219	1,988	985	2,013	4,986	—	24,205
	$1,613,914	$14,926	$2,601	$2,232	$19,759	$10,657	$1,644,330

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
National and Local Economic Conditions – including trends in the consumer price index, unemployment rates, the housing price index, housing statistics compared to the prior year, bankruptcy rates, regulatory and legal environment risks and competition. During the three and six months ended June 30, 2020, this factor was increased for the commercial and consumer portfolios to account for the negative economic impact of the COVID-19 pandemic.
COVID-19 – during the three months ended June 30, 2020, a qualitative allocation was implemented associated with the potential impact of the COVID-19 pandemic on the Company's commercial loan portfolio. The factor assumes downgrades of loans with identified hardships resulting from the shutdown driven by the pandemic.

The following table presents the activity in the ALL for the three and six months ended June 30, 2020 and 2019:

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
June 30, 2020
Balance, beginning of period	$8,420	$1,033	$2,647	$99	$12,199	$3,139	$294	$3,433	$171	$15,803
Provision for loan losses	877	31	590	(24)	1,474	323	102	425	1	1,900
Charge-offs	—	—	(421)	—	(421)	(18)	(14)	(32)	—	(453)
Recoveries	50	5	100	—	155	108	4	112	—	267
Balance, end of period	$9,347	$1,069	$2,916	$75	$13,407	$3,552	$386	$3,938	$172	$17,517
June 30, 2019
Balance, beginning of period	$7,025	$969	$1,814	$98	$9,906	$3,765	$217	$3,982	$395	$14,283
Provision for loan losses	(221)	39	325	(4)	139	(32)	40	8	53	200
Charge-offs	—	—	(47)	—	(47)	(25)	(51)	(76)	—	(123)
Recoveries	43	—	28	—	71	26	3	29	—	100
Balance, end of period	$6,847	$1,008	$2,120	$94	$10,069	$3,734	$209	$3,943	$448	$14,460
Six Months Ended
June 30, 2020
Balance, beginning of period	$7,634	$959	$2,356	$100	$11,049	$3,147	$319	$3,466	$140	$14,655
Provision for loan losses	1,260	102	912	(25)	2,249	400	144	544	32	2,825
Charge-offs	—	—	(496)	—	(496)	(109)	(86)	(195)	—	(691)
Recoveries	453	8	144	—	605	114	9	123	—	728
Balance, end of period	$9,347	$1,069	$2,916	$75	$13,407	$3,552	$386	$3,938	$172	$17,517
June 30, 2019
Balance, beginning of period	$6,876	$817	$1,656	$98	$9,447	$3,753	$244	$3,997	$570	$14,014
Provision for loan losses	(118)	189	484	(4)	551	157	14	171	(122)	600
Charge-offs	(25)	—	(90)	—	(115)	(271)	(71)	(342)	—	(457)
Recoveries	114	2	70	—	186	95	22	117	—	303
Balance, end of period	$6,847	$1,008	$2,120	$94	$10,069	$3,734	$209	$3,943	$448	$14,460

The following table summarizes the ending loan balance individually evaluated for impairment based upon loan segment, as well as the related ALL loss allocation for each at June 30, 2020 and December 31, 2019. PCI loans are excluded from loans individually evaluated for impairment.

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
June 30, 2020
Loans allocated by:
Individually evaluated for impairment	$3,734	$837	$708	$—	$5,279	$3,068	$17	$3,085	$—	$8,364
Collectively evaluated for impairment	779,235	57,349	664,604	34,276	1,535,464	465,454	32,035	497,489	—	2,032,953
	$782,969	$58,186	$665,312	$34,276	$1,540,743	$468,522	$32,052	$500,574	$—	$2,041,317
ALL allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$35	$—	$35	$—	$35
Collectively evaluated for impairment	9,347	1,069	2,916	75	13,407	3,517	386	3,903	172	17,482
	$9,347	$1,069	$2,916	$75	$13,407	$3,552	$386	$3,938	$172	$17,517
December 31, 2019
Loans allocated by:
Individually evaluated for impairment	$6,452	$—	$1,763	$—	$8,215	$3,336	$85	$3,421	$—	$11,636
Collectively evaluated for impairment	752,413	57,403	212,791	47,057	1,069,664	512,380	50,650	563,030	—	1,632,694
	$758,865	$57,403	$214,554	$47,057	$1,077,879	$515,716	$50,735	$566,451	$—	$1,644,330
ALL allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$36	$—	$36	$—	$36
Collectively evaluated for impairment	7,634	959	2,356	100	11,049	3,111	319	3,430	140	14,619
	$7,634	$959	$2,356	$100	$11,049	$3,147	$319	$3,466	$140	$14,655

The following table provides activity for the accretable yield of PCI loans for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Accretable yield, beginning of period	$4,414	$1,894	$6,950	$2,065
Additions (1)	—	3,497	570	3,497
Accretion of income	(1,315)	(1,221)	(1,913)	(1,392)
Reclassifications from nonaccretable difference due to improvement in expected cash flows	1,104	617	1,121	617
Other changes, net (2)	(21)	201	(2,546)	201
Accretable yield, end of period	$4,182	$4,988	$4,182	$4,988
(1) This amount reflects a measurement period adjustment during the six months ended June 30, 2020 for Hamilton loans that should have been in the PCI pool at the acquisition date.
(2) This balance represents the impact of purchased credit impaired loans sold during the six months ended June 30, 2020.

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
The following table presents information related to the Company's operating leases at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Operating lease ROU assets	$8,746	$9,222
Operating lease ROU liabilities	9,265	9,688
Weighted-average remaining lease term (in years)	17.9	17.6
Weighted-average discount rate	4.6%	4.5%
The following table presents information related to the Company's operating leases for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Cash paid for operating lease liabilities	$319	$281	$637	$461
Operating lease expense	370	256	750	509
The following table presents expected future maturities of the Company's lease liabilities as of June 30, 2020:

Remainder of 2020	$642
2021	1,147
2022	727
2023	748
2024	738
Thereafter	10,549
14,551
Less: imputed interest	5,286
Total lease liabilities	$9,265

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents changes in goodwill at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Balance, beginning of year	$19,925	$12,592
Acquired goodwill	—	7,029
Adjustments to acquired goodwill (1)	(1,201)	304
Balance, end of period	$18,724	$19,925
(1) The Company finalized its purchase accounting adjustments associated with Hamilton as of May 1, 2020.

Goodwill is not amortized but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit. Due to the severe economic impact of COVID-19, the Company reviewed its goodwill for impairment. It was concluded that no impairment existed at June 30, 2020. Management will continue to evaluate current economic conditions to determine if a triggering event would impact the current valuations for these assets.
The following table presents changes in other intangible assets for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning of period	$6,717	$3,702	$7,180	$3,910
Acquired CDI	—	4,550	—	4,550
Non-compete agreement	—	290	—	290
Amortization Expense	(404)	(402)	(867)	(610)
Impairment	(153)	—	(153)	—
Balance, end of period	$6,160	$8,140	$6,160	$8,140
During the three and six months ended June 30, 2020, the Company recorded an impairment charge of $153 thousand for the full remaining balance attributable to a customer list intangible asset due to the pending dissolution of Wheatland. No impairment charges were recorded in the three and six months ended June 30, 2019.
The following table presents the components of other identifiable intangible assets at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$8,390	$2,235	$8,390	$1,493
Other customer relationship intangibles	174	169	524	338
Non-compete agreement	—	—	290	193
Total	$8,564	$2,404	$9,204	$2,024

The following table presents future estimated aggregate amortization expense for intangible assets remaining at June 30, 2020:

Remainder of 2020	$702
2021	1,275
2022	1,105
2023	935
2024	766
Thereafter	1,377
$6,160

NOTE 7. INCOME TAXES
The Company files income tax returns in the U.S. federal jurisdiction, the Commonwealth of Pennsylvania and the State of Maryland. The Company is no longer subject to tax examination by tax authorities for years before 2016.
The following table summarizes income tax expense for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Current expense	$427	$69	$455	$90
Deferred expense	874	41	1,885	252
Income tax expense	$1,301	$110	$2,340	$342

The following table summarizes deferred tax assets and liabilities at June 30, 2020 and December 31, 2019:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Deferred tax assets:
Allowance for loan losses	$4,056	$3,418
Deferred compensation	505	415
Retirement and salary continuation plans	2,429	2,357
Share-based compensation	620	631
Off-balance sheet reserves	270	234
Nonaccrual loan interest	740	697
Net unrealized losses on AFS securities	944	127
Purchase accounting adjustments	2,496	4,081
Bonus accrual	257	493
Interest Rate Swaps	441	—
Low-income housing credit carryforward	230	—
Net operating loss carryovers	1,645	1,872
Other	719	672
Total deferred tax assets	15,352	14,997
Deferred tax liabilities:
Depreciation	433	452
Mortgage servicing rights	557	694
Purchase accounting adjustments	1,356	1,599
Other	275	275
Total deferred tax liabilities	2,621	3,020
Net deferred tax asset, included in other assets	$12,731	$11,977
At June 30, 2020, the Company had acquired federal and state net operating loss carryforwards of $11.1 million and $6.7 million, respectively, subject to annual loss limitation limits, that expire through 2037. A deferred tax asset is recognized for these carryforwards because the benefit is more likely than not to be realized.
FASB ASC 740, Income Taxes, (“ASC 740”) clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in ASC 740 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 was applied to all existing tax positions upon initial adoption. There was no liability for uncertain tax positions and no known unrecognized tax benefits at June 30, 2020 or December 31, 2019.

NOTE 8. SHARE-BASED COMPENSATION PLANS
The Company maintains share-based compensation plans under the shareholder-approved 2011 Plan. The purpose of the share-based compensation plans is to provide officers, employees, and non-employee members of the Board of Directors of the Company with additional incentive to further the success of the Company. At June 30, 2020, 881,920 shares of the common stock of the Company were reserved to be issued and 347,721 shares were available to be issued.
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
The table below presents a summary of nonvested restricted shares activity for the six months ended June 30, 2020:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares, beginning of year	228,758	$21.90
Granted	111,307	20.24
Forfeited	(4,000)	19.65
Vested	(61,731)	20.52
Nonvested shares, at period end	274,334	$21.57
The following table presents restricted shares compensation expense, with tax benefit information, and fair value of shares vested, for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Restricted share award expense	$654	$181	$1,173	$676
Restricted share award tax benefit	137	38	246	148
Fair value of shares vested	347	—	1,089	444
The unrecognized compensation expense related to the share awards totaled $3.1 million at June 30, 2020 and $2.2 million at December 31, 2019. The unrecognized compensation expense at June 30, 2020 is expected to be recognized over a weighted-average period of 2.0 years.
The following table presents a summary of outstanding stock options activity for the six months ended June 30, 2020:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	30,559	$21.56
Forfeited	(1,000)	21.14
Expired	(2,792)	25.76
Options outstanding and exercisable	26,767	$21.14
The exercise price of each option equals the market price of the Company’s stock on the grant date. An option’s maximum term is ten years. All options are fully vested upon issuance. The following table presents information pertaining to options outstanding and exercisable at June 30, 2020:

Exercise Price	Number Outstanding	Remaining Contractual Life (Years)	Exercise Price
$21.14	26,767	0.06	$21.14

Outstanding and exercisable options had an intrinsic value of zero at June 30, 2020 and $41 thousand at December 31, 2019.
The Company maintains an employee stock purchase plan to provide its employees with an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed 10% of their annual salary, at the lower of 95% of the fair market value of the shares on the semi-annual offering date or related purchase date. The purchases occur in March and September of each year. The Company reserved 350,000 shares of its common stock to be issued under the employee stock purchase plan. At June 30, 2020, 164,453 shares were available to be issued.
The following table presents information for the employee stock purchase plan for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Shares purchased	—	—	3,613	3,004
Weighted average price of shares purchased	$—	$—	$16.91	$18.96
Compensation expense recognized	—	—	3	3
Tax benefits	—	—	1	1
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
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At June 30, 2020, the Company had two interest rate derivatives designated as hedging instruments with an aggregate notional amount of $100.0 million. The Company had no derivative instruments at December 31, 2019. Such derivatives were used to hedge the variable cash flows associated with the Company's borrowings. At June 30, 2020, the Company had cash collateral of $2.3 million held with the counterparty for these derivatives.
The Company enters into interest rate swaps that allow its commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges and are marked through earnings. At June 30, 2020, the Company had two interest rate derivative not designated as a hedging instrument with an aggregate notional amount of $14.2 million. The Company had no such derivative instruments at December 31, 2019.
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
The following table summarizes the fair value of the Company's derivative instruments at June 30, 2020 and December 31, 2019:

	6/30/2020			12/31/2019
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - balance sheet hedge	$100,000	Other liabilities	$(1,978)	$—		$—
Total derivatives designated as hedging instruments			$(1,978)			$—

Derivatives not designated as hedging instruments:
Interest rate swap - commercial borrower	$7,100	Other assets	$234	$—		$—
Interest rate swap - counterparty	7,100	Other liabilities	(251)	—		—
Interest rate lock commitments with customers	34,839	Other assets	986	4,408	Other assets	103
Forward sale commitments	13,187	Other liabilities	(54)	8,969	Other assets	1
Total derivatives not designated as hedging instruments			$915			$104

The following tables summarize the effect of the Company's derivative financial instruments on OCI and net income for the three and six months ended June 30, 2020 and 2019:

	Amount of Loss Recognized in OCI on Derivative		Amount of Loss Recognized in OCI on Derivative
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Derivatives in cash flow hedging relationships:
Interest rate products	$(842)	$—	$(2,101)	$—
Total	$(842)	$—	$(2,101)	$—

	Amount of Loss Reclassified from Accumulated OCI into Income		Amount of Loss Reclassified from AOCI into Income		Location of Loss Recognized from AOCI into Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Derivatives in cash flow hedging relationships:
Interest rate products	$(121)	$—	$(125)	$—	Interest expense
Total	$(121)	$—	$(125)	$—

	Amount of Gain (Loss) Recognized in Income		Amount of Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Derivatives not designated as hedging instruments:
Interest rate products	$(17)	$—	$(17)	$—	Other operating expenses
Interest rate lock commitments with customers	551	—	883	—	Mortgage banking activities
Forward sale commitment	141	—	(197)	—	Mortgage banking activities
Total	$675	$—	$669	$—

The following table is a summary of interest rate swap components at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Weighted average pay rate	0.54%	—%
Weighted average receive rate	0.08%	—%
Weighted average maturity in years	5.7	—

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
Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject at June 30, 2020 and December 31, 2019.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's classification.

The following table presents capital amounts and ratios at June 30, 2020 and December 31, 2019:

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
Total risk-based capital:
Orrstown Financial Services, Inc.	$256,183	14.5%	$185,262	10.5%	n/a	n/a
Orrstown Bank	244,669	13.9%	185,169	10.5%	$176,352	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	205,582	11.7%	149,974	8.5%	n/a	n/a
Orrstown Bank	225,943	12.8%	149,899	8.5%	141,081	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	205,582	11.7%	123,508	7.0%	n/a	n/a
Orrstown Bank	225,943	12.8%	123,446	7.0%	114,629	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	205,582	7.6%	107,855	4.0%	n/a	n/a
Orrstown Bank	225,943	8.4%	107,901	4.0%	134,876	5.0%
December 31, 2019
Total risk-based capital:
Orrstown Financial Services, Inc.	$244,003	14.1%	$182,028	10.5%	n/a	n/a
Orrstown Bank	231,805	13.4%	181,948	10.5%	$173,284	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	196,451	11.3%	147,356	8.5%	n/a	n/a
Orrstown Bank	216,100	12.5%	147,291	8.5%	138,627	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	196,451	11.3%	121,352	7.0%	n/a	n/a
Orrstown Bank	216,100	12.5%	121,299	7.0%	112,635	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	196,451	8.6%	91,782	4.0%	n/a	n/a
Orrstown Bank	216,100	9.4%	91,798	4.0%	114,747	5.0%

In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act of 1934, as amended. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. At June 30, 2020, 154,680 shares had been repurchased under the program at a total cost of $2.6 million, or $16.88 per share.
On July 21, 2020, the Board declared a cash dividend of $0.17 per common share, which will be paid on August 10, 2020 to shareholders of record at August 3, 2020.

NOTE 11. EARNINGS PER SHARE
The following table presents earnings per share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$6,359	$2,687	$11,427	$5,789
Weighted average shares outstanding - basic	10,916	10,348	10,937	9,757
Dilutive effect of share-based compensation	77	166	90	166
Weighted average shares outstanding - diluted	10,993	10,514	11,027	9,923
Per share information:
Basic earnings per share	$0.58	$0.26	$1.04	$0.59
Diluted earnings per share	0.58	0.26	1.04	0.58

Average outstanding stock options and restricted shares totaling 27,667 and 37,232 for the three months ended June 30, 2020 and 2019, respectively, and of 29,113 and 39,108 for the six months ended June 30, 2020 and 2019, respectively, were not included in the computation of earnings per share because the effect was antidilutive, due to the exercise price exceeding the average market price. The dilutive effect of share-based compensation in each period above relates principally to restricted stock awards.

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

	Contractual or Notional Amount
	June 30, 2020	December 31, 2019
Commitments to fund:
Home equity lines of credit	$215,471	$205,502
1-4 family residential construction loans	18,836	19,812
Commercial real estate, construction and land development loans	28,505	19,018
Commercial, industrial and other loans	244,489	222,288
Standby letters of credit	10,684	10,588
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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments when deemed necessary by management. The liability, at June 30, 2020 and December 31, 2019, for guarantees under standby letters of credit issued was not material.

The Company maintains a reserve, based on historical loss experience of the related loan class, for off-balance sheet credit exposures that currently are not funded, in other liabilities on the unaudited condensed consolidated balance sheets. This reserve totaled $1.2 million at June 30, 2020 and $1.0 million at December 31, 2019.

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

The Company had no fair value liabilities measured on a recurring basis at June 30, 2020 and December 31, 2019.
The following table summarizes assets measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
June 30, 2020
Investment securities:
States and political subdivisions	$—	$113,095	$—	$113,095
GSE residential MBSs	—	4,605	—	4,605
GSE residential CMOs	—	66,067	—	66,067
Nonagency CMOs	—	—	17,309	17,310
Private label commercial CMOs	—	63,211	6,525	69,736
Asset-backed	—	212,768	—	212,768
Other	355	—	—	355
Loans held for sale	—	13,594	—	13,594
Interest rate swaps	—	234	—	234
Interest rate lock commitments on residential mortgages	—	—	986	986
Totals	$355	$473,574	$24,820	$498,750

December 31, 2019
Investment securities:
States and political subdivisions	$—	$87,863	$—	$87,863
GSE residential CMOs	—	68,154	—	68,154
Nonagency CMOs	—	—	17,087	17,087
Private label commercial CMOs	—	79,437	7,192	86,629
Asset-backed	—	230,515	—	230,515
Other	637	—	—	637
Loans held for sale	—	9,364	—	9,364
Interest rate lock commitments on residential mortgages	—	—	103	103
Totals	$637	$475,333	$24,382	$500,352

The Company has CMOs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2020 and December 31, 2019. The Level 3 valuation is based on a non-executable broker quote, which is considered a significant unobservable input. Such quotes are updated as available and may remain constant for a period of time for certain broker-quoted securities that do not move with the market or that are not interest rate sensitive as a result of their structure or overall attributes.
Effective October 1, 2019, the Company’s residential mortgage loans held for sale were recorded at fair value utilizing Level 2 measurements. This fair value measurement is determined based upon third party quotes obtained on similar loans. For loans held for sale for which the fair value option has been elected, the aggregate fair value exceeded the aggregate principal balance by $407 thousand as of June 30, 2020.
The determination of the fair value of interest rate lock commitments on residential mortgages is based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The average pull through percentage, which is based upon historical experience, was 93% as of June 30, 2020. An increase or decrease of 5% in the pull through assumption would result in a positive or negative change of $57 thousand in the fair value of interest rate lock commitments at June 30, 2020.

The following provides details of the Level 3 fair value measurement activity for the periods ended June 30, 2020 and 2019:
CMOs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance, beginning of period	$23,250	$—	$24,279	$—
Unrealized gain (loss) included in OCI	532	—	(429)	—
Principal payments and other	52	—	(16)	—
Balance, end of period	$23,834	$—	$23,834	$—

Interest rate lock commitments on residential mortgages:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance, beginning of period	$435	$—	$103	$—
Total gains, realized/unrealized:
Included in earnings	551	—	883	—
Balance, end of period	$986	$—	$986	$—

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
Any changes in the fair value of impaired loans still held were not material for the three and six months ended June 30, 2020 and 2019:

Foreclosed Real Estate

OREO property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, OREO is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. There were no charges recorded to the value of OREO at the lower of cost or fair value on properties held during the three and six months ended June 30, 2020 and 2019. There were no changes in the fair value of OREO for properties, still held at June 30, that were charged to real estate expenses for the three and six months ended June 30, 2020 and 2019.

Mortgage Servicing Rights

The MSR fair value is estimated to be equal to its carrying value, unless the quarterly valuation model calculates the present value of the estimated net servicing income is less than its carrying value, in which case an impairment charge is taken. At June 30, 2020 and December 31, 2019, an impairment reserve of $890 thousand and $70 thousand, respectively, existed on the mortgage servicing right portfolio. For the three months ended June 30, 2020 and 2019, impairment charges of $317 thousand and $0 were included, respectively, in mortgage banking activities on the unaudited condensed consolidated statements of income. For the six months ended June 30, 2020 and 2019, impairment charges of $820 thousand and $0 were included, respectively, in mortgage banking activities on the unaudited condensed consolidated statements of income. The impairment charges resulted from rapidly declining market rates caused by the COVID-19 pandemic.
The following table summarizes assets measured at fair value on a nonrecurring basis at June 30, 2020 and December 31, 2019:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
June 30, 2020
Impaired Loans
Commercial real estate:
Owner occupied	$—	$—	$892	$892
Multi-family	—	—	80	80
Non-owner occupied residential	—	—	42	42
Commercial and industrial	—	—	211	211
Residential mortgage:
First lien	—	—	885	885
Home equity - lines of credit	—	—	179	179
Installment and other loans	—	—	7	7
Total impaired loans	$—	$—	$2,296	$2,296

Mortgage servicing rights	$—	$—	$2,501	$2,501

December 31, 2019
Impaired Loans
Commercial real estate:
Owner occupied	$—	$—	$938	$938
Multi-family	—	—	96	96
Non-owner occupied residential	—	—	103	103
Commercial and industrial	—	—	11	11
Residential mortgage:
First lien	—	—	641	641
Home equity - lines of credit	—	—	400	400
Installment and other loans	—	—	7	7
Total impaired loans	$—	$—	$2,196	$2,196

Mortgage servicing rights	$—	$—	$3,119	$3,119

The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
June 30, 2020
Impaired loans	$2,296	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% - 20% discount
			- Management adjustments for liquidation expenses	6%- 33% discount
Mortgage servicing rights	$2,501	Discounted cash flows	Weighted average CPR	15.16%
			- Weighted average discount rate	9.59%
December 31, 2019
Impaired loans	$2,196	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% - 20% discount
			- Management adjustments for liquidation expenses	6% - 33% discount
Mortgage servicing rights	$3,119	Discounted cash flows	Weighted average CPR	11.63%
			- Weighted average discount rate	9.54%

Fair values of financial instruments
The following table presents carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2020 and December 31, 2019:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2020
Financial Assets
Cash and due from banks	$26,652	$26,652	$26,652	$—	$—
Interest-bearing deposits with banks	25,638	25,638	25,638	—	—
Restricted investments in bank stocks	16,256	n/a	n/a	n/a	n/a
Investment securities	483,936	483,936	—	460,102	23,834
Loans held for sale	13,594	13,594	—	13,594	—
Loans, net of allowance for loan losses	2,023,800	2,007,374	—	—	2,007,374
Interest rate lock commitments on residential mortgages	986	986	—	—	986
Interest rate swaps	234	234	—	234	—
Accrued interest receivable	8,182	8,182	—	1,750	6,432
Financial Liabilities
Deposits	2,251,731	2,255,147	—	2,255,147	—
Securities sold under agreements to repurchase	23,716	23,716	—	23,716	—
FHLB Advances	202,804	203,100	—	203,100	—
Subordinated notes	31,875	32,436	—	32,436	—
Interest rate swaps	2,227	2,227	—	2,227	—
Accrued interest payable	441	441	—	441	—

December 31, 2019
Financial Assets
Cash and due from banks	$25,969	$25,969	$25,969	$—	$—
Interest-bearing deposits with banks	30,493	30,493	30,493	—	—
Restricted investments in bank stocks	16,184	n/a	n/a	n/a	n/a
Investment securities	490,386	490,386	—	466,107	24,279
Loans held for sale	9,364	9,364	—	9,364	—
Loans, net of allowance for loan losses	1,629,675	1,652,788	—	—	1,652,788
Interest rate lock commitments on residential mortgages	103	103	—	—	103
Accrued interest receivable	6,040	6,040	—	1,863	4,177
Financial Liabilities
Deposits	1,875,522	1,876,555	—	1,876,555	—
Securities sold under agreements to repurchase	8,269	8,269	—	8,269	—
FHLB Advances	209,667	210,005	—	210,005	—
Subordinated notes	31,847	33,953	—	33,953	—
Accrued interest payable	879	879	—	879	—

The methods used to estimate the fair value of financial instruments at June 30, 2020 did not necessarily represent an exit price. In accordance with the Company's adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the methods utilized to measure the fair value of financial instruments at June 30, 2020 represents an approximation of exit price; however, an actual exit price may differ.

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
On January 31, 2017, the Court entered a Case Management Order establishing the schedule for the litigation and, on August 15, 2017, it entered a revised Order that, among other things, set the following deadlines: all fact discovery closed on March 1, 2018, and SEPTA’s motion for class certification was due the same day; expert merits discovery closed May 30, 2018; summary judgment motions were due by June 26, 2018; the mandatory pretrial and settlement conference was set for December 11, 2018; and trial was scheduled to begin on January 7, 2019.
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
On February 14, 2020, the Court issued an Order and Memorandum granting SEPTA’s motion for leave to file a third amended complaint. The third amended complaint is now the operative complaint. It reinstates the Orrstown Defendants, as well as SEK and the underwriter defendants, previously dismissed from the case on December 7, 2016. The third amended complaint also revives the previously-dismissed 1933 Securities Act claim against the Orrstown Defendants, SEK, and the underwriter defendants. Under the Court-ordered briefing schedule, defendants filed their motions to dismiss the third amended complaint on April 24, 2020. SEPTA’s opposition was filed on July 8, 2020, and defendants’ reply briefs are due on August 12, 2020.
On February 24, 2020, the Orrstown Defendants, and the underwriter defendants and SEK, separately filed motions under 28 U.S.C. § 1292(b) asking the District Court to certify its February 14, 2020 Order for interlocutory appeal to the Third Circuit Court of Appeals. The District Court granted those motions on July 17, 2020, and defendants filed their Petition for Permission to Appeal with the Third Circuit on July 27, 2020. SEPTA’s opposition to the Petition is due by August 6, 2020.
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
Overview
The Company, headquartered in Shippensburg, Pennsylvania, is a one-bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiaries, the Bank and Wheatland. At June 30, 2020, the Company had total assets of $2.8 billion, total liabilities of $2.5 billion and total shareholders’ equity of $225.6 million.
Caution About Forward-Looking Statements
Certain statements appearing herein, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications, from time to time, that contain such statements. Such forward-looking statements refer to a future period or periods, reflecting our current beliefs as to likely future developments, and use words like “may,” “will,” “expect,” “estimate,” “anticipate” or similar terms. Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about events or results or otherwise are not statements of historical facts, including, but not limited to, statements related to new business development, new loan opportunities, growth in the balance sheet and fee based revenue lines of business, merger and acquisition activity, reducing risk assets, and mitigating losses in the future. Actual results and trends could differ materially from those set forth in such statements and there can be no assurances that we will achieve the desired level of new business development and new loans, growth in the balance sheet and fee based revenue lines of business, successful merger and acquisition activity, continue to reduce risk assets or mitigate losses in the future. In addition to risks and uncertainties related to the COVID-19 pandemic and resulting governmental and societal responses, factors that could cause actual results to differ from those expressed or implied by the forward-looking statements include, but are not limited to, the following: ineffectiveness of the Company’s business strategy due to changes in current or future market conditions; the effects of competition, including industry consolidation and development of competing financial products and services; difficulty integrating the Company's strategic acquisitions; the inability to fully achieve expected savings, efficiencies or synergies from mergers and acquisitions, or taking longer than estimated for such savings, efficiencies and synergies to be realized; changes in laws and regulations; interest rate movements; changes in credit quality; inability to raise capital, if necessary, under favorable conditions; volatility in the securities markets; deteriorating economic conditions; expenses associated with pending litigation and legal proceedings; the failure of the SBA to honor its guarantee of loans issued under the SBA PPP; and other risks and uncertainties, including those detailed in our Annual Report on Form 10-K for the year ended December 31, 2019, and our Quarterly Reports on Form 10-Q under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other filings made with the SEC. The statements are valid only as of the date hereof and we disclaim any obligation to update this information.
Economic Climate and Market Conditions
The pace of U.S. economic growth weakened substantially late in the first quarter of 2020 and into the second quarter of 2020 as over 30 million people in the U.S filed for unemployment since mid-March 2020. Early in 2020, a novel coronavirus (“COVID-19”) emerged and spread, first in China and then around the globe. The fast spread of the virus and the fear that resulted combined to create a high level of uncertainty about the near and intermediate future economic outlook. Because of this uncertainty, markets were pricing in a wide range of potential outcomes by buying sovereign government bonds, especially U.S. Treasuries, and selling stocks and bonds not issued by sovereign governments. The COVID-19 pandemic has adversely affected, and is likely to continue to adversely affect, economic activity globally, nationally and locally. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses, as well as shelter-in-place orders by many states.
Preliminary real GDP for the second quarter of 2020 resulted in a record decline of 32.9%. This is a substantial decrease from negative 5.0% for the first quarter of 2020. The decline in second quarter GDP reflected the response to COVID-19, as shelter-in-place orders issued in March and April were partially lifted in some areas of the country in May and June, and government pandemic assistance payments were distributed to households and businesses. This led to shifts in economic activity, as businesses remained closed or operated remotely and consumers and businesses significantly reduced or redirected their spending. Actions taken to mitigate the spread of COVID-19 have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates.
Due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020 for the first time and it was at 0.66% on June 30, 2020. On March 3, 2020, in reaction to the increase in uncertainty, the Federal Reserve cut the Fed Funds rates by 50 basis points between regularly scheduled meetings to a target range of 1.00% to 1.25%. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. On March 13, 2020, a national emergency was declared by President Trump under the National Emergencies Act. On March 15, 2020, the Federal Reserve responded by again reducing the Fed Funds rate, this time by 100 basis points, to 0% to 0.25%. These reductions in interest rates and other effects of the COVID-19 pandemic may adversely affect the Company's financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company. It is reasonably foreseeable that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loans and the fair value of financial instruments that are carried at fair value.
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

RESULTS OF OPERATIONS
Three months ended June 30, 2020 compared with three months ended June 30, 2019
Summary
Net income totaled $6.4 million for the three months ended June 30, 2020 compared with net income of $2.7 million for the same period in 2019. Diluted EPS for the three months ended June 30, 2020 totaled $0.58, compared with $0.26 for the three months ended June 30, 2019. Net interest income positively influenced results of operations, and totaled $20.8 million for the three months ended June 30, 2020, a $2.3 million increase compared with 2019. Noninterest income, excluding investment securities gains, totaled $7.2 million for the three months ended June 30, 2020 compared with $5.7 million in 2019. Investment securities gains totaled $9 thousand in the three months ended June 30, 2020, compared with net gains of $2.1 million for the same period in 2019. Noninterest expenses totaled $18.4 million and $23.3 million for the three months ended June 30, 2020 and 2019, respectively.
The comparability of operating results for 2020 with 2019 has generally been impacted by the Hamilton acquisition completed on May 1, 2019 and the SBA PPP loans originated in the three months ended June 30, 2020.
Net Interest Income
Net interest income increased by $2.3 million, from $18.5 million to $20.8 million, for the three months ended June 30, 2020 compared with the three months ended June 30, 2019. Interest income on loans increased by $2.1 million, from $19.7 million to $21.8 million, securities interest income decreased $1.1 million, from $4.3 million to $3.2 million, and total interest expense decreased $1.7 million from $6.0 million to $4.2 million, in comparing the three months ended June 30, 2020 with the three months ended June 30, 2019.

The following table presents net interest income, net interest spread and net interest margin for the three months ended June 30, 2020 and 2019 on a taxable-equivalent basis:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$27,949	$13	0.18%	$84,344	$501	2.38%
Securities (1)	493,847	3,327	2.71	497,302	4,481	3.61
Loans (1)(2)(3)	1,988,114	21,912	4.43	1,497,445	19,782	5.30
Total interest-earning assets	2,509,910	25,252	4.05	2,079,091	24,764	4.78
Other assets	200,684			175,566
Total	$2,710,594			$2,254,657
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$1,154,434	1,259	0.44	$922,612	2,062	0.90
Savings deposits	160,738	63	0.16	153,235	89	0.23
Time deposits	462,664	1,988	1.73	568,488	2,741	1.93
Securities sold under agreements to repurchase	21,582	24	0.45	8,847	29	1.31
FHLB Advances and other	175,336	388	0.89	97,908	537	2.20
Subordinated notes	31,867	502	6.33	31,819	499	6.28
Total interest-bearing liabilities	2,006,621	4,224	0.85	1,782,909	5,957	1.34
Noninterest-bearing demand deposits	452,253			235,046
Other	36,511			31,692
Total Liabilities	2,495,385			2,049,647
Shareholders’ Equity	215,209			205,010
Total	$2,710,594			$2,254,657
Taxable-equivalent net interest income /net interest spread		21,028	3.20%		18,807	3.44%
Taxable-equivalent net interest margin			3.37%			3.63%
Taxable-equivalent adjustment		(230)			(292)
Net interest income		$20,798			$18,515

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balances include nonaccrual loans.
(3)	Interest income on loans includes prepayment and late fees.

For the three months ended June 30, 2020, taxable-equivalent basis net interest income increased by $2.2 million compared with the three months ended June 30, 2019. The increase reflected an increase of $430.8 million in average interest-earning assets partially offset by an increase of $223.7 million in average interest-bearing liabilities from the three months ended June 30, 2019 to the three months ended June 30, 2020. These balances increased due to the SBA PPP loans originated in the three months ended June 30, 2020.
Taxable-equivalent interest income earned on loans increased by $2.1 million year-over-year. The $490.7 million increase in average loan balance year-over-year primarily reflects average loans originated through the SBA PPP of $354.3 million during the three months ended June 30, 2020. The three months ended June 30, 2020 also reflects an extra month of loans from the Hamilton acquisition as compared to the same prior year period. For the three months ended June 30, 2020, interest income on loans includes $1.9 million of deferred fees recognized associated with the SBA PPP loans. A total of $13.2 million in net deferred fees were recorded for these loans to be recognized over the life of the loans, which is between two and five years. The yield on loans was 4.43% for the three months ended June 30, 2020 as compared to 5.30% for the three months ended June 30, 2019. This decline reflects a reduction in market interest rates on variable rate loans in the portfolio as well as a lower yield on the SBA PPP loans, which contributed to 13 basis points of the decline. Accretion of purchase accounting adjustments were $1.3 million for the three months ended June 30, 2020 as compared to $1.2 million for the three months ended June 30, 2019. The three months ended June 30, 2020 and 2019 included $278 thousand and $530 thousand, respectively, of accelerated accretion related to the payoff of purchased credit impaired loans.
Taxable-equivalent securities interest income decreased by $1.2 million year-over-year, with the taxable equivalent yield decreasing from 3.61% for the three months ended June 30, 2019 to 2.71% for the three months ended June 30, 2020. The 90 basis point decrease in taxable-equivalent yield on securities reflected the decreased interest rate environment between years and certain repositioning within the portfolio under the Company's asset/liability management strategies. The impact of the interest rate decline was partially offset by a decrease of $3.5 million in the average balance of securities from the three months ended June 30, 2019 to the three months ended June 30, 2020. As the Bank continues to execute its plan to grow relationship loans, it will work to reduce its investment portfolio to fund some of this loan growth through investment repayments.
Interest expense on interest-bearing liabilities decreased by $1.7 million year-over-year due to a decline of 49 basis points in the cost of interest-bearing liabilities. The impact of a significant decline in market interest rates was partially offset by the average balance of interest-bearing deposits increasing by $133.5 million and the average balance of total borrowings increasing by $90.2 million. The increase in these balances was due primarily to the SBA PPP loans originated during the three months ended June 30, 2020. During the three months ended June 30, 2020, the Company obtained funding through the Federal Reserve’s Paycheck Protection Program Liquidity Facility ("PPPLF") with an average balance of $3.2 million during the three months ended June 30, 2020. The balance of deposits and borrowings associated with the SBA PPP loans are expected to decline significantly into the first quarter of 2021 as the funds are drawn by the borrowers and the loans are forgiven by the SBA.
Provision for Loan Losses
Asset quality trends continue to be solid with a low level of charge-offs and nonperforming loans. The provision for loan losses totaled $1.9 million for the three months ended June 30, 2020 compared with $200 thousand for the same period in 2019. The provision recorded in the three months ended June 30, 2020 was driven by an increase in qualitative factor assumptions as a result of the COVID-19 pandemic. Due to continuing uncertainty in the external environment, management increased the qualitative factors for certain commercial loan segments in the Bank’s allowance for loan loss analysis in the three months ended June 30, 2020. Net charge-offs in the three months ended June 30, 2020 totaled $186 thousand, as compared to $23 thousand in the comparable prior year period. Nonperforming loans were 0.36% of gross loans at June 30, 2020, compared with 0.65% of gross loans at December 31, 2019. Nonperforming loans decreased by $3.3 million from December 31, 2019 to June 30, 2020 due primarily to a measurement period adjustment for the transfer of a $2.6 million loan from the Hamilton acquisition into the PCI pool during the three months ended March 31, 2020.
Additional information is included in the "Credit Risk Management" section herein.

Noninterest Income
The following table compares noninterest income for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		$ Change	% Change
	2020	2019	2020-2019	2020-2019
Service charges on deposit accounts	$554	$837	$(283)	(34)%
Interchange income	819	843	(24)	(3)%
Other service charges, commissions and fees	165	241	(76)	(32)%
Swap fees	232	—	232	—%
Trust and investment management income	1,696	1,749	(53)	(3)%
Brokerage income	599	672	(73)	(11)%
Mortgage banking activities	1,609	652	957	147%
Gain on sale of portfolio loans	925	—	925	—%
Income from life insurance	532	684	(152)	(22)%
Other income	53	32	21	66%
Subtotal before securities gains (losses)	7,184	5,710	1,474	26%
Investment securities gains (losses)	9	2,064	(2,055)	(100)%
Total noninterest income	$7,193	$7,774	$(581)	(7)%

The following factors contributed to the more significant changes in noninterest income between the three months ended June 30, 2020 and 2019:
•Service charges on deposit accounts decreased by $283 thousand due primarily to waivers of ATM fees in response to the COVID-19 pandemic and reductions in overdraft charges from lower deposit account usage during the three months ended June 30, 2020 due to the pandemic.
•In the three months ended June 30, 2020, the Company recognized income of $232 thousand in swap fees for an interest rate swap arrangement directly entered into with one commercial borrower.
•Mortgage banking income increased by $957 thousand. Refinance activity was strong in the three months ended June 30, 2020 due to the decrease in interest rates, and the gain on sale margin increased. Mortgage loans sold in the three months ended June 30, 2020 totaled $49.5 million compared with $24.6 million in the three months ended June 30, 2019. In addition, there was an increase of $551 thousand in the fair value of interest rate lock commitments in the three months ended June 30, 2020 as compared to $0 for the three months ended June 30, 2019. The Company began recognizing this income in the fourth quarter of 2019. During the three months ended June 30, 2020, the Company recorded an MSR impairment charge of $319 thousand driven by significant market interest rate reductions caused by the COVID-19 pandemic, partially offsetting the mortgage gains.
•During the three months ended June 30, 2020, the Bank recorded $925 thousand in gains due to the sale of $1.7 million of classified loans.
•During the three months ended June 30, 2020, the Company recorded a net investment securities gain of $9 thousand due to the change in the value of an equity security. There were no investment sales during this period. The Company recognized net investment securities gains of $2.1 million in 2019 as opportunities became available to reposition part of the investment portfolio under asset/liability management strategies or to improve responsiveness of the portfolio to interest rate conditions, while also considering funding requirements of anticipated lending activity.

Noninterest Expenses
The following table compares noninterest expenses for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		$ Change	% Change
	2020	2019	2020-2019	2020-2019
Salaries and employee benefits	$10,063	$8,922	$1,141	12.8%
Occupancy	1,122	1,066	56	5.3%
Furniture and equipment	1,204	1,140	64	5.6%
Data processing	791	1,058	(267)	(25.2)%
Automated teller machine and interchange fees	249	238	11	4.6%
Advertising and bank promotions	167	548	(381)	(69.5)%
FDIC insurance	214	221	(7)	(3.2)%
Other professional services	1,021	707	314	44.4%
Directors' compensation	264	261	3	1.1%
Taxes other than income	449	314	135	43.0%
Intangible asset amortization	404	402	2	0.5%
Merger related and branch consolidation expenses	0	6,860	(6,860)	(100.0)%
Other operating expenses	2,483	1,555	928	59.7%
Total noninterest expenses	$18,431	$23,292	$(4,861)	(20.9)%

The following factors contributed to the more significant changes in noninterest expenses between the three months ended June 30, 2020 and 2019:
•The increase in salaries and employee benefits principally reflected employees added in the Hamilton acquisition and prior year additions to the Bank’s commercial lending team. In addition, the increase included the impact of our overall expansion efforts and incremental expense for additional share-based compensation awards granted in 2020, net of the benefit of forfeitures.
•There was a decline in data processing expense of $267 thousand as the completion of the Hamilton integration in the second half of 2019 resulted in reduced costs in 2020.
•Advertising and bank promotions decreased by $381 thousand due primarily to targeted campaigns in the prior year which did not recur in 2020 as well as reduced marketing efforts in 2020 due to the COVID-19 pandemic.
•Other professional services increased by $314 thousand due to legal costs incurred in the three months ended June 30, 2020 in connection with the SEPTA litigation.
•The Company incurred merger related expenses of $6.9 million in the three months ended June 30, 2019, principally due to data processing contract termination costs, employee contract termination costs and legal and consulting fees for the Hamilton acquisition.
•Other operating expenses increased by $928 thousand due primarily to a reduction of $544 thousand in the fair value of a property held for sale, an increase of $172 thousand in the reserve for unfunded commitments due to increased qualitative factors and an impairment charge of $152 thousand on a customer list intangible asset due to the discontinuance of Wheatland, effective July 31, 2020, during the three months ended June 30, 2020.
•Other line items within noninterest expenses showed fluctuations between 2020 and 2019 attributable to normal business operations and the impact of acquisitions.

Income Tax Expense
Income tax expense totaled $1.3 million, an effective tax rate of 17.0%, for the three months ended June 30, 2020, compared with $110 thousand, an effective tax rate of 3.9%, for the three months ended June 30, 2019. The Company’s effective tax rate is less than the 21% federal statutory rate, principally due to tax-free income, which includes interest income on tax-free loans and securities and income from life insurance policies, federal income tax credits, and the impact of non-tax deductible expenses, including merger related expenses. The Company recorded a tax benefit of $334 thousand in the second quarter of 2019, related to an increase in its deferred state income tax asset for the effect of the state tax rate change resulting from the Hamilton acquisition. This tax benefit had the effect of lowering the effective tax rate for the second quarter of 2019 by approximately 12%. The remaining difference in the effective tax rate from the three months ended June 30, 2019 to the three months ended June 30, 2020 was due to an increase in estimated earnings before income taxes.
Six months ended June 30, 2020 compared with six months ended June 30, 2019
Summary
Net income totaled $11.4 million for the six months ended June 30, 2020 compared with net income of $5.8 million for the same period in 2019. Diluted earnings per share for the six months ended June 30, 2020 totaled $1.04, compared with $0.58 for the six months ended June 30, 2019. Net interest income positively influenced results of operations, and totaled $39.1 million for the six months ended June 30, 2020, a $5.8 million increase compared with 2019. Noninterest income, excluding investment securities gains, totaled $14.3 million for the six months ended June 30, 2020 compared with $10.5 million in 2019. Investment securities losses totaled $31 thousand in the six months ended June 30, 2020, compared with net gains of $2.4 million for the same period in 2019. Noninterest expenses totaled $36.7 million and $39.5 million for the six months ended June 30, 2020 and 2019, respectively.
The comparability of operating results for 2020 with 2019 have generally been impacted by the Hamilton acquisition completed on May 1, 2019 and the SBA PPP loans originated in the six months ended June 30, 2020.
Net Interest Income
Net interest income increased by $5.8 million, from $33.3 million to $39.1 million, for the six months ended June 30, 2020 compared with the six months ended June 30, 2019. Interest income on loans increased by $7.2 million, from $34.8 million to $42.0 million, securities interest income decreased $1.7 million, from $8.6 million to $6.9 million, and total interest expense decreased $926 thousand from $10.9 million to $9.9 million, in comparing the six months ended June 30, 2020 with the six months ended June 30, 2019.

The following table presents net interest income, net interest spread and net interest margin for the six months ended June 30, 2020 and 2019 on a taxable-equivalent basis:

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$25,409	$92	0.73%	$56,879	$674	2.39%
Securities (1)	497,418	7,124	2.88	498,522	9,039	3.66
Loans (1)(2)(3)	1,820,830	42,199	4.66	1,378,213	35,054	5.13
Total interest-earning assets	2,343,657	49,415	4.24	1,933,614	44,767	4.67
Other assets	194,543			156,786
Total	$2,538,200			$2,090,400
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$1,063,460	3,161	0.60	$884,065	3,911	0.89
Savings deposits	155,966	127	0.16	137,606	142	0.21
Time deposits	483,014	4,376	1.82	482,525	4,554	1.90
Securities sold under agreements to repurchase	15,499	52	0.67	8,755	57	1.31
FHLB Advances and other	181,372	1,210	1.34	109,658	1,195	2.20
Subordinated notes	31,860	1,003	6.29	31,852	996	6.30
Total interest-bearing liabilities	1,931,171	9,929	1.03	1,654,461	10,855	1.32
Noninterest-bearing demand deposits	351,208			218,796
Other	35,139			27,523
Total Liabilities	2,317,518			1,900,780
Shareholders’ Equity	220,682			189,620
Total	$2,538,200			$2,090,400
Taxable-equivalent net interest income /net interest spread		39,486	3.21%		33,912	3.35%
Taxable-equivalent net interest margin			3.39%			3.54%
Taxable-equivalent adjustment		(426)			(637)
Net interest income		$39,060			$33,275

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balances include nonaccrual loans.
(3)	Interest income on loans includes prepayment and late fees.

For the six months ended June 30, 2020, taxable-equivalent basis net interest income increased by $5.6 million compared with the six months ended June 30, 2019. The increase reflected an increase of $410.0 million in average interest-earning assets partially offset by an increase of $276.7 million in average interest-bearing liabilities from the six months ended June 30, 2019 to the six months ended June 30, 2020. These balances increased primarily due to the SBA PPP loans originated in the six months ended June 30, 2020 as well as loans acquired from Hamilton on May 1, 2019.
Taxable-equivalent interest income earned on loans increased by $7.1 million year-over-year. The $442.6 million increase in average loan balance year-over-year reflects four extra months of Hamilton loans in the six months ended June 30, 2020 as compared to the same prior year period. In addition, SBA PPP loans averaged $177.3 million during the six months ended June 30, 2020. There was an offsetting decrease in residential mortgage loans during the period due to significant refinance activity resulting from the low interest rate environment. For the six months ended June 30, 2020, interest income on loans includes $1.9 million of deferred fees recognized associated with the SBA PPP loans. A total of $13.2 million in net deferred fees were recorded for these loans to be recognized over the life of the loans, which is between two and five years. The yield on loans was 4.66% for the six months ended June 30, 2020 as compared to 5.13% for the six months ended June 30, 2019. This decline reflects a reduction in market interest rates on variable rate loans in the portfolio, as well as a lower yield on the SBA PPP loans, which contributed to 13 basis points of the decline. Accretion of purchase accounting adjustments was $1.9 million for the six months ended June 30, 2020 as compared to $1.4 million for the six months ended June 30, 2019. The six months ended June 30, 2020 and 2019 included $743 thousand and $639 thousand, respectively, of accelerated accretion related to the payoff purchased credit impaired loans.
Taxable-equivalent securities interest income decreased by $1.9 million year-over-year, with the taxable equivalent yield decreasing from 3.66% for the six months ended June 30, 2019 to 2.88% for the six months ended June 30, 2020. The 78 basis point decrease in taxable-equivalent yield on securities reflected the decreased interest rate environment between years and certain repositioning within the portfolio under the Company's asset/liability management strategies. The impact of the interest rate decline was partially offset by a decrease of $1.1 million in the average balance of securities from the six months ended June 30, 2019 to the six months ended June 30, 2020. As the Bank continues to execute its plan to grow relationship loans, it will work to reduce its investment portfolio to fund some of this loan growth through investment repayments.
Interest expense on deposits and borrowings decreased by $926 thousand year-over-year, with the average balance of interest-bearing deposits increasing by $198.2 million and the average balance of total borrowings increasing by $78.5 million. The increase in these balances was due primarily to the SBA PPP loans originated during the six months ended June 30, 2020. During the six months ended June 30, 2020, the Company obtained funding through the PPPLF with an average balance of $1.6 million during the six months ended June 30, 2020. The balance of deposits and borrowings associated with the SBA PPP loans are expected to decline significantly into the first quarter of 2021 as the funds are drawn by the borrowers and the loans are forgiven by the SBA.
Provision for Loan Losses
Asset quality trends continue to be solid with a low level of charge-offs and nonperforming loans. The provision for loan losses totaled $2.8 million for the six months ended June 30, 2020 compared with $600 thousand for the same period in 2019. The provision recorded in the six months ended June 30, 2020 was driven by an increase in qualitative factor assumptions as a result of the COVID-19 pandemic. Net recoveries in the six months ended June 30, 2020 totaled $37 thousand, as compared to net charge-offs of $154 thousand in the comparable prior year period. Nonperforming loans were 0.36% of gross loans at June 30, 2020, compared with 0.65% of gross loans at December 31, 2019. Nonperforming loans decreased by $3.3 million from December 31, 2019 to June 30, 2020 due primarily to a measurement period adjustment for the transfer of a $2.6 million loan from the Hamilton acquisition into the PCI pool during the six months ended June 30, 2020.
Additional information is included in the "Credit Risk Management" section herein.
Noninterest Income
The following table compares noninterest income for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,		$ Change	% Change
	2020	2019	2020-2019	2020-2019
Service charges on deposit accounts	$1,401	$1,590	$(189)	(12)%
Interchange income	1,607	1,579	28	2%
Other service charges, commissions and fees	305	390	(85)	(22)%
Swap fees	432	—	432	—%
Trust and investment management income	3,336	3,507	(171)	(5)%
Brokerage income	1,318	1,150	168	15%
Mortgage banking activities	1,941	1,120	821	73%
Gain on sale of portfolio loans	2,803	—	2,803	—%
Income from life insurance	1,072	1,026	46	4%
Other income	83	144	(61)	(42)%
Subtotal before securities (losses) gains	14,298	10,506	3,792	36%
Investment securities (losses) gains	(31)	2,403	(2,434)	(101)%
Total noninterest income	$14,267	$12,909	$1,358	11%

The following factors contributed to the more significant changes in noninterest income between the six months ended June 30, 2020 and 2019:
•Service charges on deposit accounts decreased due primarily to waivers of ATM fees in response to the COVID-19 pandemic and reductions in overdraft charges from lower deposit account usage during the six months ended June 30, 2020 due to the pandemic.
•In the six months ended June 30, 2020, the Company recognized income of $432 thousand for swap fees. This includes referral fees under a program in which it refers qualified commercial borrowers to a third party, which enters into an interest rate swap agreement with the borrower. The program began in the third quarter of 2019. The rate swap provides the borrower with the economic equivalent of a fixed-rate loan while allowing the Company to receive a variable rate of interest. During the three months ended June 30, 2020, the Company also earned fees on an interest rate swap arrangement entered into directly with one commercial borrower.
•Mortgage banking income increased by $821 thousand. Refinance activity was strong in the three months ended June 30, 2020 due to the decrease in interest rates, and the gain on sale margin increased. Loans sold in the six months ended June 30, 2020 totaled $71.8 million compared with $39.8 million in the six months ended June 30, 2019. In addition, there was an increase of $863 thousand in the fair value of interest rate lock commitments in the six months ended June 30, 2020 as compared to $0 for the six months ended June 30, 2019. The Company began recognizing this income in the fourth quarter of 2019. During the six months ended June 30, 2020, the Company recorded MSR impairment charges totaling $820 thousand driven by significant market interest rate reductions caused by the COVID-19 pandemic, partially offsetting the mortgage gains.
•During the six months ended June 30, 2020, the Bank recorded $2.8 million in gains due to the sale of $10.9 million of classified loans for net gains of $2.5 million, and the sale of an $11.0 million portfolio of recreational vehicle loans for a gain of $314 thousand.
During the six months ended June 30, 2020, the Company recorded a net investment securities loss of $31 thousand due to the decrease in the value of an equity security. The Company recognized net investment securities gains of $2.4 million in 2019 as opportunities became available to reposition part of the investment portfolio under asset/liability management strategies or to improve responsiveness of the portfolio to interest rate conditions, while also considering funding requirements of anticipated lending activity.

Noninterest Expenses
The following table compares noninterest expenses for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,		$ Change	% Change
	2020	2019	2020-2019	2020-2019
Salaries and employee benefits	$21,657	$17,599	$4,058	23.1%
Occupancy	2,249	2,067	182	8.8%
Furniture and equipment	2,366	2,163	203	9.4%
Data processing	1,662	1,828	(166)	(9.1)%
Automated teller machine and interchange fees	500	474	26	5.5%
Advertising and bank promotions	956	1,069	(113)	(10.6)%
FDIC insurance	261	406	(145)	(35.7)%
Other professional services	1,737	1,264	473	37.4%
Directors' compensation	465	497	(32)	(6.4)%
Taxes other than income	451	620	(169)	(27.3)%
Intangible asset amortization	867	610	257	42.1%
Merger related and branch consolidation expenses	—	7,505	(7,505)	(100.0)%
Insurance claim receivable (recovery) write off	(486)	615	(1,101)	(179.0)%
Other operating expenses	4,050	2,736	1,314	48.0%
Total noninterest expenses	$36,735	$39,453	$(2,718)	(6.9)%

The following factors contributed to the more significant changes in noninterest expenses between the six months ended June 30, 2020 and 2019:
•Expanded operations with the addition of employees and branches from the Hamilton acquisition in May 2019.
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
•Occupancy, furniture and equipment costs reflected the Hamilton branches acquired, partially offset by the impact of the consolidation of five branches in the first quarter of 2020.
•Advertising and bank promotions decreased by $113 thousand due primarily to due primarily to targeted campaigns in the prior year which did not recur in 2020 as well as reduced marketing efforts in 2020 due to the COVID-19 pandemic.
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
•Other professional services increased by $473 thousand due to legal costs incurred in the six months ended June 30, 2020 in connection with the SEPTA litigation.
•Taxes other than income decreased by $169 thousand as increased contributions to the Pennsylvania Educational Improvement Tax Credit program resulted in a reduction in the Bank’s Pennsylvania bank shares tax expense during the six months ended June 30, 2020.
•Intangible asset amortization increased principally due to amortization of core deposit intangibles recorded in the Hamilton acquisition.
•The Company incurred merger related expenses in the six months ended June 30, 2019 for data processing contract termination costs, employee contract termination costs and legal and consulting fees for the Hamilton acquisition. The Company also incurred system conversion expenses for the Mercersburg acquisition in the first quarter of 2019.

•In the six months ended June 30, 2019, the Company incurred a $615 thousand expense to write off an insurance claim receivable from a 2018 cyber security incident. During the six months ended June 30, 2020, $486 thousand of this expense was recovered through refunds received from the insurance company.
•Other operating expenses increased by $1.3 million due primarily to a reduction of $544 thousand in the fair value of a property held for sale, an increase of $172 thousand in the reserve for unfunded commitments due to increased qualitative factors and an impairment charge of $152 thousand on a customer list intangible asset due to the discontinuance of Wheatland, effective July 31, 2020, during the six months ended June 30, 2020.
•Other line items within noninterest expenses showed fluctuations between 2020 and 2019 attributable to normal business operations and the impact of acquisitions.
Income Tax Expense
Income tax expense totaled $2.3 million, an effective tax rate of 17.0%, for the six months ended June 30, 2020, compared with $342 thousand, an effective tax rate of 5.6%, for the six months ended June 30, 2019. The Company’s effective tax rate is less than the 21% federal statutory rate, principally due to tax-free income, which includes interest income on tax-free loans and securities and income from life insurance policies, federal income tax credits, and the impact of non-tax deductible expenses, including merger related expenses. The Company recorded a tax benefit of $185 thousand during the six months ended June 30, 2019, related to a favorable tax law clarification concerning the treatment of life insurance assets of an acquired entity. In the prior year period, the Company also recorded a tax benefit of $334 thousand related to an increase in its deferred state income tax asset for the effect of the state tax rate change resulting from the Hamilton acquisition. These tax benefits had the effect of lowering the effective tax rate for the six months ended June 30, 2019 by approximately 8.4%. The remaining difference in the effective tax rate from the six months ended June 30, 2019 to the six months ended June 30, 2020 was due to an increase in estimated earnings before income taxes.

FINANCIAL CONDITION
Management devotes substantial time to overseeing the investment of funds in loans and securities and the formulation of policies directed toward the profitability and management of the risks associated with these investments.
Investment Securities
The Company utilizes investment securities to manage interest rate risk, to enhance income through interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. At June 30, 2020, investment securities totaled $483.9 million, a decrease of $6.9 million, from the $490.9 million balance at December 31, 2019. The balance of investment securities included net unrealized losses of $4.5 million at June 30, 2020 as compared to net unrealized losses of $607 thousand at December 31, 2019. This decline was driven by the significant reduction in market rates in the six months ended June 30, 2020, resulting from market uncertainty related to the COVID-19 pandemic.
In the six months ended June 30, 2020, the Company realized net losses totaling $31 thousand due to a market value adjustment to an equity security, compared to net investment security gains of $2.4 million for the six months ended June 30, 2019.
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
The following table presents the loan portfolio, excluding residential LHFS, by segment and class at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Commercial real estate:
Owner occupied	$164,442	$170,884
Non-owner occupied	390,980	361,050
Multi-family	111,016	106,893
Non-owner occupied residential	116,531	120,038
Acquisition and development:
1-4 family residential construction	7,966	15,865
Commercial and land development	50,220	41,538
Commercial and industrial (1)	665,312	214,554
Municipal	34,276	47,057
Residential mortgage:
First lien	295,736	336,372
Home equity - term	11,944	14,030
Home equity - lines of credit	160,842	165,314
Installment and other loans	32,052	50,735
	$2,041,317	$1,644,330
(1) This balance includes $447.2 million and $0 of SBA PPP loans at June 30, 2020 and December 31, 2019, respectively.

Total loans grew by $397.0 million from December 31, 2019 to June 30, 2020. This increase is due primarily to the origination of SBA PPP loans during the six months ended June 30, 2020. These loans, net of deferred fees, totaled $447.2 million at June 30, 2020. This increase was partially offset by a reduction in residential mortgage loans due to significant refinancing activity. In addition, the Company sold $10.9 million in classified loans and $11.0 million of acquired recreational vehicle loans during the six months ended June 30, 2020.

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

The following table presents the Company’s risk elements, including the aggregate balances of nonaccrual loans, restructured loans still accruing, loans past due 90 days or more, and OREO as of June 30, 2020 and December 31, 2019. Relevant asset quality ratios are also presented.

	June 30, 2020	December 31, 2019
Nonaccrual loans	$7,404	$10,657
OREO	17	197
Total nonperforming assets	7,421	10,854
Restructured loans still accruing	960	979
Loans past due 90 days or more and still accruing	909	2,232
Total nonperforming and other risk assets	$9,290	$14,065
Loans 30-89 days past due	$6,901	$17,527
Asset quality ratios:
Total nonperforming loans to total loans	0.36%	0.65%
Total nonperforming assets to total assets	0.27%	0.46%
Total nonperforming assets to total loans and OREO	0.36%	0.66%
Total risk assets to total loans and OREO	0.46%	0.86%
Total risk assets to total assets	0.34%	0.59%
ALL to total loans	0.86%	0.89%
ALL to nonperforming loans	236.59%	137.52%
ALL to nonperforming loans and restructured loans still accruing	209.43%	125.95%
Total nonperforming and other risk assets decreased by $4.8 million, or 33.9%, from December 31, 2019 to June 30, 2020. The principal driver for this decrease is a measurement period adjustment for the transfer of a $2.6 million loan from the Hamilton acquisition into the PCI pool during the six months ended June 30, 2020.
The following table presents detail of impaired loans at June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
	Nonaccrual Loans	Restructured Loans Still Accruing	Total	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$3,343	$28	$3,371	$5,842	$30	$5,872
Multi-family	80	—	80	345	—	345
Non-owner occupied residential	283	—	283	235	—	235
Acquisition and development:
Commercial and land development	837	—	837	—	—	—
Commercial and industrial	708	—	708	1,763	—	1,763
Residential mortgage:
First lien	1,545	916	2,461	1,659	931	2,590
Home equity - term	11	—	11	13	—	13
Home equity - lines of credit	580	16	596	715	18	733
Installment and other loans	17	—	17	85	—	85
	$7,404	$960	$8,364	$10,657	$979	$11,636

The following table presents our exposure to borrowers with impaired loans, partial charge-offs taken to date and specific reserves established on the borrowing relationships at June 30, 2020 and December 31, 2019. Of the relationships deemed to be impaired at June 30, 2020, one had a recorded balance in excess of $1.0 million, and 66, or 42.8%, of total impaired loans, had recorded balances of less than $250 thousand.

	# of Relationships	Recorded Investment	Partial Charge-offs to Date	Specific Reserves
June 30, 2020
Relationships greater than $1,000,000	1	$2,765	$—	$—
Relationships greater than $500,000 but less than $1,000,000	1	706	17	—
Relationships greater than $250,000 but less than $500,000	4	1,314	242	—
Relationships less than $250,000	66	3,579	496	35
	72	$8,364	$755	$35
December 31, 2019
Relationships greater than $1,000,000	2	$5,218	$—	$—
Relationships greater than $500,000 but less than $1,000,000	2	1,516	17	—
Relationships greater than $250,000 but less than $500,000	3	980	—	—
Relationships less than $250,000	68	3,922	781	36
	75	$11,636	$798	$36

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
In its individual loan impairment analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve include an evaluation of the outstanding loan balance and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships at June 30, 2020. However, over time, additional information may result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
In an effort to assist clients which were negatively impacted by the COVID-19 pandemic, the Bank offered various mitigation options, including a loan payment deferral program. Under this program, most commercial deferrals were for a 90-day period, while most consumer deferrals were for a 180-day period. As of June 30, 2020, the Company processed loan deferrals under this program for commercial and consumer clients with a total loan balance of $218.1 million and $21.2 million, respectively. Deferred interest associated with these loans totaled $1.5 million for the three months ended June 30, 2020. In accordance with the revised Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus issued on April 7, 2020, these deferrals are exempt from TDR status as they meet the specified requirements. Below is a summary of select loan concentrations and the deferrals within those categories at June 30, 2020.

		As a Percentage of
Category	Outstanding Balance	Total Loans	Risk-based Capital	COVID-19 Deferrals as a Percentage of Category
Office	$163,408	8.0%	66.8%	12.0%
Multifamily residential	111,279	5.5	45.5	32.7
Strip Center / Retail	51,328	2.5	21.0	23.1
Commercial Construction	50,220	2.5	20.5	4.2
Hotel / Motels	53,881	2.6	22.0	68.3
Warehouses	46,774	2.3	19.1	3.6
Restaurants & Bars	48,293	2.4	19.7	37.8
Storage Units	25,151	1.2	10.3	40.6
Residential Construction	7,966	0.4	3.3	13.0

The Company’s OREO balance of $17 thousand at June 30, 2020 consisted of one residential property and the balance at December 31, 2019 consisted of two commercial and one residential properties. All OREO properties are carried at the lower of cost or fair value, less costs to dispose.
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

The following table summarizes the Company’s internal risk ratings at June 30, 2020 and December 31, 2019:

	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	PCI Loans	Total
June 30, 2020
Commercial real estate:
Owner occupied	$144,332	$7,223	$4,666	$3,371	$—	$4,850	$164,442
Non-owner occupied	345,176	45,468	—	—	—	336	390,980
Multi-family	95,478	14,796	662	80	—	—	111,016
Non-owner occupied residential	108,985	4,404	1,357	283	—	1,502	116,531
Acquisition and development:
1-4 family residential construction	7,844	122	—	—	—	—	7,966
Commercial and land development	38,947	9,895	541	837	—	—	50,220
Commercial and industrial	636,604	15,372	9,222	708	—	3,406	665,312
Municipal	30,025	4,251	—	—	—	—	34,276
Residential mortgage:
First lien	287,633	—	—	2,461	—	5,642	295,736
Home equity - term	11,841	—	72	11	—	20	11,944
Home equity - lines of credit	160,036	175	35	596	—	—	160,842
Installment and other loans	31,950	—	—	17	—	85	32,052
	$1,898,851	$101,706	$16,555	$8,364	$—	$15,841	$2,041,317
December 31, 2019
Commercial real estate:
Owner occupied	$151,161	$4,513	$3,163	$5,872	$—	$6,175	$170,884
Non-owner occupied	342,753	17,152	—	—	—	1,145	361,050
Multi-family	100,361	4,822	682	345	—	683	106,893
Non-owner occupied residential	111,697	4,534	1,115	235	—	2,457	120,038
Acquisition and development:
1-4 family residential construction	15,865	—	—	—	—	—	15,865
Commercial and land development	39,939	206	1,393	—	—	—	41,538
Commercial and industrial	198,951	1,133	8,899	1,763	—	3,808	214,554
Municipal	42,649	4,408	—	—	—	—	47,057
Residential mortgage:
First lien	323,040	978	—	2,590	—	9,764	336,372
Home equity - term	13,774	74	149	13	—	20	14,030
Home equity - lines of credit	164,469	74	38	733	—	—	165,314
Installment and other loans	50,497	—	—	85	—	153	50,735
	$1,555,156	$37,894	$15,439	$11,636	$—	$24,205	$1,644,330

Potential problem loans are defined as performing loans which have characteristics that cause management concern over the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming loans in the future. Generally, management feels that Substandard loans that are currently performing and not considered impaired result in some doubt as to the borrower’s ability to continue to perform under the terms of the loan, and represent potential problem loans. Additionally, the Special Mention classification is intended to be a temporary classification reflective of loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Company’s position at some future date. Special Mention loans represent an elevated risk, but their weakness does not yet justify a more severe, or classified, rating. These loans require inquiry by lenders on the cause of the potential weakness and, once analyzed, the loan classification may be downgraded to Substandard or, alternatively, could be upgraded to Pass. Special Mention loans increased by $63.8 million from December 31, 2019 to June 30, 2020 due to commercial loan downgrades, primarily in the hospitality industry, as a result of the significant economic impact of the COVID-19 pandemic.
The following table summarizes activity in the ALL for the six months ended June 30, 2020 and 2019:

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
June 30, 2020
Balance, beginning of period	$8,420	$1,033	$2,647	$99	$12,199	$3,139	$294	$3,433	$171	$15,803
Provision for loan losses	877	31	590	(24)	1,474	323	102	425	1	1,900
Charge-offs	—	—	(421)	—	(421)	(18)	(14)	(32)	—	(453)
Recoveries	50	5	100	—	155	108	4	112	—	267
Balance, end of period	$9,347	$1,069	$2,916	$75	$13,407	$3,552	$386	$3,938	$172	$17,517
June 30, 2019
Balance, beginning of period	$7,025	$969	$1,814	$98	$9,906	$3,765	$217	$3,982	$395	$14,283
Provision for loan losses	(221)	39	325	(4)	139	(32)	40	8	53	200
Charge-offs	—	—	(47)	—	(47)	(25)	(51)	(76)	—	(123)
Recoveries	43	—	28	—	71	26	3	29	—	100
Balance, end of period	$6,847	$1,008	$2,120	$94	$10,069	$3,734	$209	$3,943	$448	$14,460
Six Months Ended
June 30, 2020
Balance, beginning of period	$7,634	$959	$2,356	$100	$11,049	$3,147	$319	$3,466	$140	$14,655
Provision for loan losses	1,260	102	912	(25)	2,249	400	144	544	32	2,825
Charge-offs	—	—	(496)	—	(496)	(109)	(86)	(195)	—	(691)
Recoveries	453	8	144	—	605	114	9	123	—	728
Balance, end of period	$9,347	$1,069	$2,916	$75	$13,407	$3,552	$386	$3,938	$172	$17,517
June 30, 2019
Balance, beginning of period	$6,876	$817	$1,656	$98	$9,447	$3,753	$244	$3,997	$570	$14,014
Provision for loan losses	(118)	189	484	(4)	551	157	14	171	(122)	600
Charge-offs	(25)	—	(90)	—	(115)	(271)	(71)	(342)	—	(457)
Recoveries	114	2	70	—	186	95	22	117	—	303
Balance, end of period	$6,847	$1,008	$2,120	$94	$10,069	$3,734	$209	$3,943	$448	$14,460

The ALL at June 30, 2020, increased by $2.9 million from December 31, 2019, reflecting the $2.8 million provision for loan losses during the six months ended June 30, 2020. The provision for loan losses increased in the six months ended June 30, 2020 as a result of qualitative factor adjustments for the impact of the COVID-19 pandemic on the Bank’s loan portfolio and commercial loan downgrades. Net charge-offs totaled $186 thousand and $37 thousand for the three and six months ended June 30, 2020, respectively, compared with net charge-offs of $23 thousand and $154 thousand, respectively, for the same periods in 2019. Classified loans totaled $24.9 million at June 30, 2020, or 1.2% of total loans outstanding, and decreased from $27.1 million at December 31, 2019, or 1.6% of loans outstanding. The asset quality ratios previously noted are indicative of the continued benefit the Company has received from favorable historical charge-off statistics and generally stable economic and market conditions for the last few years, even while the loan portfolio has been growing. Recent loan growth trends, as well as concerns regarding the COVID-19 pandemic, contributed to management's determination that an increased provision for loan losses was required to maintain an adequate ALL, with an ALL to total loans ratio of 0.86% at June 30, 2020 as compared to 0.89% at December 31, 2019. Excluding SBA loans, which are 100% guaranteed, the ALL to total loans was 1.1% at June 30, 2020. The ALL plus purchase accounting marks to unguaranteed loans was 1.8% at June 30, 2020 and 2.0% at December 31, 2019.

Despite generally favorable historical charge-off data, the impact of the COVID-19 pandemic on economic conditions may result in the need for additional provisions for loan losses in future quarters.
The following table summarizes the ending loan balances individually or collectively evaluated for impairment based on loan type, as well as the ALL allocation for each, at June 30, 2020 and December 31, 2019, including PCI loans:

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
June 30, 2020
Loans allocated by:
Individually evaluated for impairment	$3,734	$837	$708	$—	$5,279	$3,068	$17	$3,085	$—	$8,364
Collectively evaluated for impairment	779,235	57,349	664,604	34,276	1,535,464	465,454	32,035	497,489	—	2,032,953
	$782,969	$58,186	$665,312	$34,276	$1,540,743	$468,522	$32,052	$500,574	$—	$2,041,317
ALL allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$35	$—	$35	$—	$35
Collectively evaluated for impairment	9,347	1,069	2,916	75	13,407	3,517	386	3,903	172	17,482
	$9,347	$1,069	$2,916	$75	$13,407	$3,552	$386	$3,938	$172	$17,517
December 31, 2019
Loans allocated by:
Individually evaluated for impairment	$6,452	$—	$1,763	$—	$8,215	$3,336	$85	$3,421	$—	$11,636
Collectively evaluated for impairment	752,413	57,403	212,791	47,057	1,069,664	512,380	50,650	563,030	—	1,632,694
	$758,865	$57,403	$214,554	$47,057	$1,077,879	$515,716	$50,735	$566,451	$—	$1,644,330
ALL allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$36	$—	$36	$—	$36
Collectively evaluated for impairment	7,634	959	2,356	100	11,049	3,111	319	3,430	140	14,619
	$7,634	$959	$2,356	$100	$11,049	$3,147	$319	$3,466	$140	$14,655

In addition to the specific reserve allocations on impaired loans noted previously, 15 loans, with aggregate outstanding principal balances of $1.7 million, have had cumulative partial charge-offs to the ALL totaling $755 thousand at June 30, 2020. As updated appraisals are received on collateral-dependent loans, partial charge-offs are taken to the extent the loans’ principal balance exceeds their fair value.
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
The unallocated portion of the ALL reflects estimated inherent losses within the portfolio that have not been detected, as well as the risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the ALL totaled $172 thousand, or 1.0% of the ALL balance, at June 30, 2020 compared with $140 thousand, or 1.0% of the ALL balance at December 31, 2019. The Company monitors the unallocated portion of the ALL and, by policy, has determined it should not exceed 6% of the total reserve. Future negative provisions for loan losses may result if the unallocated portion was to increase, and management determined the reserves were not required for the anticipated risk in the portfolio.
Management believes the Company’s ALL is adequate based on currently available information. Future adjustments to the ALL and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.
Deposits
Deposits totaled $2.3 billion at June 30, 2020, an increase of $376.2 million, or 20.1%, from $1.9 billion at December 31, 2019.
Noninterest-bearing deposits increased by $186.8 million, or 74.9%, from December 31, 2019 to June 30, 2020. Interest-bearing deposits totaled $1.8 billion at June 30, 2020, an increase of $189.4 million, or 11.6% from the $1.6 billion balance at December 31, 2019.
The Company continues to increase both noninterest-bearing and interest-bearing deposit relationships from its enhanced treasury management offerings as it increases its commercial relationships. Deposit growth in the first six months of 2020 was principally due to clients seeking a safe haven for their deposits during the COVID-19 pandemic and the high usage of checking accounts for SBA PPP loan funds. As the SBA PPP clients utilize their borrowings to fund operations, the associated deposits are expected to decline.
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
Shareholders’ equity totaled $225.6 million at June 30, 2020, an increase of $2.4 million, or 1.1%, from $223.2 million at December 31, 2019. The increase was primarily attributable to net income totaling $11.4 million for the six months ended June 30, 2020. This increase was partially offset by an increase in accumulated other comprehensive loss from changes in net unrealized gains and losses in securities available for sale, net of tax, which fell by $3.1 million from December 31, 2019 to June 30, 2020 due to declining interest rates and market uncertainty resulting from the COVID-19 pandemic. Accumulated other comprehensive loss also included $1.6 million in losses on cash flow hedges, net of tax, during the six months ended June 30, 2020. In addition, there were dividends paid on common stock totaling $3.8 million during the six months ended June 30, 2020.
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
At June 30, 2020 and December 31, 2019, the Bank was considered well capitalized under applicable banking regulations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Prompt corrective action provisions are not applicable to bank holding companies, including financial holding companies.
Note 10, Shareholders' Equity and Regulatory Capital, to the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1, "Financial Information," includes a table presenting capital amounts and ratios for the Company and the Bank at June 30, 2020 and December 31, 2019.
In addition to the minimum capital ratio requirement and minimum capital ratio to be well capitalized presented in the referenced table in Note 10, the Bank must maintain a capital conservation buffer as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, Item 1 - Business, under the topic Basel III Capital Rules. At June 30, 2020, the Bank's capital conservation buffer, based on the most restrictive Total Capital to risk weighted assets capital ratio, was 5.9%, which is greater than the 2.5% requirement.

Liquidity
The primary function of asset/liability management is to ensure adequate liquidity and manage the Company’s sensitivity to changing interest rates. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities, the sale of mortgage loans and borrowings from the FHLB of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The maximum borrowing capacity from the FHLB is $843.0 million at June 30, 2020.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management policy. Unencumbered investment securities totaled $55.7 million at June 30, 2020. At June 30, 2020, the Company has $211.4 million of investment securities pledged at the FRB Discount Window, with no associated borrowings outstanding.
The Company applied for and received access to the PPPLF, a liquidity facility created by the Federal Reserve for the pledging of PPP loans, to further expand its already robust access to off balance sheet liquidity. Borrowings through the PPPLF facility totaled $33.7 million at June 30, 2020, with SBA PPP loans of the same amount pledged as collateral. The remaining availability to the Company under this facility is $424.9 million at June 30, 2020.
Mergers and Acquisitions
See Note 2, Mergers and Acquisitions, to the Consolidated Financial Statements under Part I, Item 1, "Financial Statements" in this Form 10-Q.
Supplemental Reporting of Non-GAAP Measures
As a result of acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $24.9 million and $27.1 million at June 30, 2020 and December 31, 2019, respectively.
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
The following table presents the computation of each non-GAAP based measure shown together with its most directly comparable GAAP based measure.

	June 30, 2020	December 31, 2019
Tangible Book Value per Common Share
Shareholders' equity	$225,638	$223,249
Less: Goodwill	18,724	19,925
Other intangible assets	6,160	7,180
Related tax effect	(1,294)	(1,508)
Tangible common equity (non-GAAP)	$202,048	$197,652

Common shares outstanding	11,209	11,200
Book value per share (most directly comparable GAAP based measure)	$20.13	$19.93
Intangible assets per share	2.10	2.28
Tangible book value per share (non-GAAP)	$18.03	$17.65

	Three Months Ended June 30,
		2020		2019
Taxable-Equivalent Net Interest Margin (excluding the effect of purchase accounting)
Taxable-equivalent net interest income/margin, as reported		$21,028	3.37%	$18,807	3.63%
Effect of purchase accounting:
Loans	Income	(1,603)	(0.27)%	(1,385)	(0.29)%
Time deposits	Expenses	24	0.00%	24	(0.01)%
Purchase accounting effect on taxable-equivalent income/ margin		(1,627)	(0.27)%	(1,409)	(0.30)%
Taxable-equivalent net interest income/margin (excluding the effect of purchase accounting) (non-GAAP)		$19,401	3.10%	$17,398	3.33%

	Six Months Ended June 30,
		2020		2019
Taxable-Equivalent Net Interest Margin (excluding the effect of purchase accounting)
Taxable-equivalent net interest income/margin, as reported		$39,486	3.39%	$33,912	3.54%
Effect of purchase accounting:
Loans	Income	(2,502)	(0.23)%	(1,638)	(0.22)%
Time deposits	Expenses	52	0.00%	14	0.00%
Purchase accounting effect on taxable-equivalent income/ margin		(2,554)	(0.23)%	(1,652)	(0.22)%
Taxable-equivalent net interest income/margin (excluding the effect of purchase accounting) (non-GAAP)		$36,932	3.16%	$32,260	3.32%

June 30, 2020
Allowance to unguaranteed loans
Allowance for loan losses	$17,517
Gross loans	$2,041,317
less: SBA guaranteed loans	(460,365)
Unguaranteed loans	$1,580,952

Allowance to unguaranteed loans	1.11%

	June 30, 2020	December 31, 2019
Allowance plus purchase accounting marks to unguaranteed loans:
Allowance for loan losses	$17,517	$14,655
Purchase accounting marks	11,025	18,160
Allowance plus purchase accounting marks	28,542	32,815

Gross loans	2,041,317	1,644,330
less: SBA guaranteed loans	(460,365)	(1,559)
Unguaranteed loans	$1,580,952	$1,642,771

Allowance plus purchase accounting marks to unguaranteed loans:	1.8%	2.0%

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
The simulation analysis results are presented in the Net Interest Income table below. At June 30, 2020 and December 31, 2019, results indicated the Company would be better positioned over the subsequent 12 months in a moderately declining rate environment than it would be if interest rates increased. This is due to a shift in the mix of assets to more floating rate loans, a shift in the mix of liabilities to fewer certificates of deposit, and the steep decline in interest rates.
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
At June 30, 2020, similar to at December 31, 2019, these results indicated the Company would be better positioned in a rising interest rate environment than it would be if interest rates decreased. As a result of the low interest rates at June 30, 2020, the impact of increased rates on the economic value of the balance sheet would be substantial. To improve the comparability across periods, the Company follows best practices and maintains the size and mix of the period end balance sheet; thus, the results do not reflect actions management may take to improve results.

Net Interest Income			Economic Value
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates (basis points)	June 30, 2020	December 31, 2019	Change in Market Interest Rates (basis points)	June 30, 2020	December 31, 2019
(100)	0.1%	(0.5)%	(100)	(128.5)%	(21.7)%
100	(0.4)%	(1.3)%	100	119.0%	10.9%
200	(1.3)%	(3.8)%	200	191.3%	15.1%
300	(4.3)%	(8.1)%	300	233.0%	15.0%

Item 4. Controls and Procedures
Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at June 30, 2020.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2020.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the six months ended June 30, 2020.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
Information regarding legal proceedings is included in Note 14, Contingencies, to the Consolidated Financial Statements under Part I, Item 1, "Financial Statements" and incorporated herein by reference.
Item 1A – Risk Factors
Except as noted below, there have been no material changes from the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.

Interest rate volatility stemming from COVID-19 could negatively affect our net interest income, lending activities, deposits and profitability.

Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. At June 30, 2020, 154,680 shares had been repurchased under the program at a total cost of $2.6 million, or $16.88 per share. The maximum number of shares that may yet be purchased under the plan is 261,320 at June 30, 2020.

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

Date: August 7, 2020