Form 10-Q
period 2020-09-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2020-11-05
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s Common Stock as of October 30, 2020: 11,203,512.

ORRSTOWN FINANCIAL SERVICES, INC.

Glossary of Defined Terms
The following terms may be used throughout this Report, including the unaudited condensed consolidated financial statements and related notes.

Term	Definition

ALL	Allowance for loan losses
AFS	Available for sale
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Orrstown Bank, the commercial banking subsidiary of Orrstown Financial Services, Inc.
CDI	Core deposit intangible
CET1	Common Equity Tier 1
CMO	Collateralized mortgage obligation
Company	Orrstown Financial Services, Inc. and subsidiaries (interchangeable with "Orrstown” below)
EPS	Earnings per common share
ERM	Enterprise risk management
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
GSE	U.S. government-sponsored enterprise
Hamilton	Hamilton Bancorp, Inc., and its wholly-owned banking subsidiary, Hamilton Bank
IRC	Internal Revenue Code of 1986, as amended
LHFS	Loans held for sale
MBS	Mortgage-backed securities
MPF Program	Mortgage Partnership Finance Program
MSR	Mortgage servicing right
NIM	Net interest margin
OCI	Other comprehensive income
OREO	Other real estate owned
Orrstown	Orrstown Financial Services, Inc. and subsidiaries
OTTI	Other-than-temporary impairment
2011 Plan	2011 Orrstown Financial Services, Inc. Incentive Stock Plan
PCI loans	Purchased credit impaired loans
PPP	Paycheck Protection Program
Repurchase Agreements	Securities sold under agreements to repurchase
ROU	Right of use (leases)
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
TDR	Troubled debt restructuring
Unless the context otherwise requires, the terms “Orrstown,” “we,” “us,” “our,” and “Company” refer to Orrstown Financial Services, Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

(Dollars in thousands, except per share amounts)	September 30, 2020	December 31, 2019
Assets
Cash and due from banks	$26,854	$25,969
Interest-bearing deposits with banks	60,453	29,994
Cash and cash equivalents	87,307	55,963
Restricted investments in bank stocks	12,646	16,184
Securities available for sale (amortized cost of $478,476 and $491,492 at September 30, 2020 and December 31, 2019, respectively)	478,288	490,885
Loans held for sale, at fair value	12,804	9,364
Loans	2,029,870	1,644,330
Less: Allowance for loan losses	(19,725)	(14,655)
Net loans	2,010,145	1,629,675
Premises and equipment, net	35,476	37,524
Cash surrender value of life insurance	68,446	63,613
Goodwill	18,724	19,925
Other intangible assets, net	5,803	7,180
Accrued interest receivable	8,812	6,040
Other assets	43,216	46,921
Total assets	$2,781,667	$2,383,274
Liabilities
Deposits:
Noninterest-bearing	$409,051	$249,450
Interest-bearing	1,870,432	1,626,072
Total deposits	2,279,483	1,875,522
Securities sold under agreements to repurchase	17,445	8,269
FHLB advances and other	183,373	209,667
Subordinated notes	31,889	31,847
Other liabilities	36,630	34,720
Total liabilities	2,548,820	2,160,025

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value—$0.05205 stated value per share 50,000,000 shares authorized; 11,257,046 shares issued and 11,203,512 outstanding at September 30, 2020; 11,220,604 shares issued and 11,199,874 outstanding at December 31, 2019	586	584
Additional paid - in capital	188,588	188,365
Retained earnings	45,938	35,246
Accumulated other comprehensive loss	(1,455)	(480)
Treasury stock— 53,534 and 20,730 shares, at cost at September 30, 2020 and December 31, 2019, respectively	(810)	(466)
Total shareholders’ equity	232,847	223,249
Total liabilities and shareholders’ equity	$2,781,667	$2,383,274
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share amounts)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest income
Loans	$21,645	$20,178	$63,605	$54,987
Investment securities - taxable	2,145	3,790	8,378	10,963
Investment securities - tax-exempt	417	309	1,121	1,783
Short-term investments	9	558	101	1,232
Total interest income	24,216	24,835	73,205	68,965
Interest expense
Deposits	2,483	5,795	10,147	14,402
Securities sold under agreements to repurchase	20	29	72	84
FHLB advances and other	394	443	1,604	1,640
Subordinated notes	501	490	1,504	1,486
Total interest expense	3,398	6,757	13,327	17,612
Net interest income	20,818	18,078	59,878	51,353
Provision for loan losses	2,200	300	5,025	900
Net interest income after provision for loan losses	18,618	17,778	54,853	50,453
Noninterest income
Service charges on deposit accounts	684	918	2,085	2,508
Interchange income	900	843	2,507	2,422
Other service charges, commissions and fees	168	193	473	583
Swap fees	95	629	527	629
Trust and investment management income	1,713	1,892	5,049	5,399
Brokerage income	751	654	2,069	1,804
Mortgage banking activities	1,985	623	3,926	1,743
Gain on sale of portfolio loans	—	—	2,803	—
Income from life insurance	543	479	1,615	1,505
Investment securities (losses) gains	(13)	2,328	(44)	4,731
Other income	35	44	118	188
Total noninterest income	6,861	8,603	21,128	21,512
Noninterest expenses
Salaries and employee benefits	10,695	10,489	32,352	28,088
Occupancy	1,231	1,133	3,480	3,200
Furniture and equipment	1,203	1,252	3,569	3,415
Data processing	958	830	2,620	2,658
Automated teller and interchange fees	278	270	778	744
Advertising and bank promotions	197	279	1,153	1,348
FDIC insurance	230	(9)	491	397
Other professional services	603	814	2,340	2,078
Directors' compensation	214	228	679	725
Taxes other than income	453	306	904	926
Intangible asset amortization	357	486	1,224	1,096
Merger related and branch consolidation expenses	1,310	471	1,310	7,976
Insurance claim receivable (recovery) write-off	—	—	(486)	615
Other operating expenses	1,536	1,591	5,586	4,327
Total noninterest expenses	19,265	18,140	56,000	57,593
Income before income tax expense	6,214	8,241	19,981	14,372
Income tax expense	1,237	1,340	3,577	1,682
Net income	$4,977	$6,901	$16,404	$12,690
Per share information:
Basic earnings per share	$0.45	$0.63	$1.50	$1.25
Diluted earnings per share	0.45	0.62	1.49	1.23
Dividends paid per share	0.17	0.15	0.51	0.45
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income	$4,977	$6,901	$16,404	$12,690
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale arising during the period	4,296	1,400	375	11,880
Reclassification adjustment for losses (gains) realized in net income	13	(2,328)	44	(4,731)
Net unrealized gains (losses) on securities available for sale	4,309	(928)	419	7,149
Tax effect	(904)	195	(87)	(1,502)
Total other comprehensive income (loss), net of tax and reclassification adjustments on securities available for sale	3,405	(733)	332	5,647
Unrealized gain (loss) on interest rate swaps used in cash flow hedges	208	—	(1,893)	—
Reclassification adjustment for losses realized in net income	114	—	239	—
Net unrealized gain (loss) on interest rate swaps used in cash flow hedges	322	—	(1,654)	—
Tax effect	(68)	—	347	—
Total other comprehensive gain (loss), net of tax and reclassification adjustments on interest rate swaps	254	—	(1,307)	—
Total other comprehensive income (loss), net of tax and reclassification adjustments	3,659	(733)	(975)	5,647
Total comprehensive income	$8,636	$6,168	$15,429	$18,337
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended September 30, 2020
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, July 1, 2020	$586	$188,226	$42,862	$(5,114)	$(922)	$225,638
Net income	—	—	4,977	—	—	4,977
Total other comprehensive income, net of taxes	—	—	—	3,659	—	3,659
Cash dividends ($0.17 per share)	—	—	(1,901)	—	—	(1,901)
Share-based compensation plans:
11,383 net common shares forfeited and 5,634 net treasury shares issued, including compensation expense totaling $437	—	362	—	—	112	474
Balance, September 30, 2020	$586	$188,588	$45,938	$(1,455)	$(810)	$232,847

	Nine Months Ended September 30, 2020
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2020	$584	$188,365	$35,246	$(480)	$(466)	$223,249
Net income	—	—	16,404	—	—	16,404
Total other comprehensive loss, net of taxes	—	—	—	(975)	—	(975)
Cash dividends ($0.51 per share)	—	—	(5,712)	—	—	(5,712)
Share-based compensation plans:
36,442 net common shares issued and 32,804 net treasury shares acquired, including compensation expense totaling $1,613	2	223	—	—	(344)	(119)
Balance, September 30, 2020	$586	$188,588	$45,938	$(1,455)	$(810)	$232,847

	Three Months Ended September 30, 2019
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Balance, July 1, 2019	$584	$188,414	$27,462	$3,408	$—	$219,868
Net income	—	—	6,901	—	—	6,901
Total other comprehensive loss, net of taxes	—	—	—	(733)	—	(733)
Cash dividends ($0.15 per share)	—	—	(1,673)	—	—	(1,673)
Share-based compensation plans:
48,694 net common shares issued and 45,505 net treasury shares acquired, including compensation expense totaling $475	—	168	—	—	(1,038)	(870)
Balance, September 30, 2019	$584	$188,582	$32,690	$2,675	$(1,038)	$223,493

	Nine Months Ended September 30, 2019
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2019	$491	$151,678	$24,472	$(2,972)	$(236)	$173,433
Net income	—	—	12,690	—	—	12,690
Total other comprehensive income, net of taxes	—	—	—	5,647	—	5,647
Cash dividends ($0.45 per share)	—	—	(4,472)	—	—	(4,472)
Issuance of stock (1,765,704 common shares) to acquire Hamilton Bancorp, Inc.	92	36,530	—	—	—	36,622
Share-based compensation plans:
15,845 net common shares issued and 36,474 net treasury shares acquired, including compensation expense totaling $1,154	1	374	—	—	(802)	(427)
Balance, September 30, 2019	$584	$188,582	$32,690	$2,675	$(1,038)	$223,493

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Nine Months Ended
(Dollars in thousands)	September 30, 2020	September 30, 2019
Cash flows from operating activities
Net income	$16,404	$12,690
Adjustments to reconcile net income to net cash provided by operating activities:
Net discount accretion	(2,898)	(1,594)
Depreciation and amortization expense	4,980	3,970
Impairment of intangibles	153	—
Provision for loan losses	5,025	900
Share-based compensation	1,613	1,154
Gain on sales of loans originated for sale	(4,028)	(1,653)
Mortgage loans originated for sale	(147,647)	(78,242)
Proceeds from sales of loans originated for sale	146,890	75,276
Gain on sale of portfolio loans	(2,803)	—
Net loss (gain) on disposal of OREO	164	(8)
Writedown of OREO	544	—
Net loss on disposal of premises and equipment	1	137
Deferred income taxes	(672)	1,348
Investment securities losses (gains)	44	(4,731)
Income from life insurance	(1,615)	(1,505)
(Increase) decrease in accrued interest receivable	(2,772)	742
Decrease in accrued interest payable and other liabilities	(504)	(5,618)
Other, net	3,459	589
Net cash provided by operating activities	16,338	3,455
Cash flows from investing activities
Proceeds from sales of AFS securities	—	199,411
Maturities, repayments and calls of AFS securities	38,970	22,934
Purchases of AFS securities	(26,691)	(166,694)
Net cash and cash equivalents received from acquisitions	—	29,442
Net redemptions of restricted investments in bank stocks	3,538	2,101
Net decrease in loans	65,605	4,023
Proceeds from sales of portfolio loans	22,665	—
Purchases of bank premises and equipment	(914)	(3,226)
Proceeds from disposal of OREO	3,734	724
Proceeds from disposal of bank premises and equipment	59	—
Purchases of bank owned life insurance	(3,636)	(2,280)
Death benefit proceeds from life insurance contracts	—	571
Net cash provided by investing activities	103,330	87,006
Cash flows from financing activities
Net decrease in deposits	(63,761)	(23,598)
Net decrease in borrowings with original maturities less than 90 days	(137,424)	(2,464)
Proceeds from FHLB advances and other borrowings	180,955	20,000
Payments on FHLB advances and other borrowings	(60,649)	(116,678)
Subordinated note issuance costs	—	(59)
Dividends paid	(5,712)	(4,472)
Acquisition of treasury stock	(1,170)	—
Treasury shares repurchased for employee taxes associated with restricted stock vesting	(679)	(1,694)
Proceeds from issuance of employee stock purchase plan shares	116	113
Net cash used in financing activities	(88,324)	(128,852)
Net increase (decrease) in cash and cash equivalents	31,344	(38,391)
Cash and cash equivalents at beginning of period	55,963	88,815
Cash and cash equivalents at end of period	$87,307	$50,424

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13,387	$17,573
Supplemental schedule of noncash investing activities:
OREO acquired in settlement of loans	—	161
Lease liabilities arising from obtaining ROU assets	400	8,115
SBA PPP loans originated	467,654	—

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
Nature of Operations – Orrstown Financial Services, Inc. is a financial holding company that operates Orrstown Bank, a commercial bank with banking and financial advisory offices in Berks, Cumberland, Dauphin, Franklin, Lancaster, Perry and York Counties, Pennsylvania, and in Anne Arundel, Baltimore, Howard and Washington Counties, Maryland, as well as Baltimore City, Maryland. The Company operates in the community banking segment and engages in lending activities, including commercial, residential, commercial mortgages, construction, municipal, and various forms of consumer lending, and deposit services, including checking, savings, time, and money market deposits. The Company also provides fiduciary services, investment advisory, insurance and brokerage services. Effective July 31, 2020, Wheatland Advisors, Inc., a registered investment advisor non-bank subsidiary, headquartered in Lancaster County, Pennsylvania was discontinued. The Company and the Bank are subject to regulation by certain federal and state agencies and undergo periodic examinations by such regulatory authorities.
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of Orrstown Financial Services, Inc. and its wholly owned subsidiary, the Bank. The Company has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, SEC rules that permit reduced disclosure for interim periods, and Article 10 of Regulation S-X. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements. The December 31, 2019 consolidated balance sheet information contained in this Quarterly Report on Form 10-Q was derived from the Company's 2019 audited consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications may have been made to prior year amounts to conform with current year classifications.
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
Changes to the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged transaction affects earnings. During the nine months ended September 30, 2020, such derivatives were used to hedge the variable cash flows associated with overnight borrowings.
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
Leases - The Company evaluates its contracts at inception to determine if an arrangement either is a lease or contains one. Operating lease ROU assets are included in other assets and operating lease liabilities in accrued interest payable and other liabilities in the unaudited condensed consolidated balance sheets. The Company had no finance leases at September 30, 2020.
ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company's leases do not provide an implicit rate, so the Company's incremental borrowing rate is used, which approximates its fully collateralized borrowing rate, based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is reevaluated upon lease modification. The operating lease ROU asset also includes any initial direct costs and prepaid lease payments made less any lease incentives. In calculating the present value of lease payments, the Company may include options to extend the lease when it is reasonably certain that it will exercise that option.
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
ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates ("ASU 2019-10"), extended the implementation deadline of ASU 2016-13 for smaller reporting and other companies until the fiscal year and interim periods beginning after December 15, 2022. The Company meets the requirements to be considered a smaller reporting company under SEC Regulation S-K and SEC Rule 405, and did not adopt ASU 2016-13 on January 1, 2020. The Company is evaluating the impact of the delay for adoption of ASU 2016-13, and is working with a third-party vendor solution to assist with the application of ASU 2016-13 and finalizing the loss estimation models to be used. Once management determines which methods will be utilized, a third party will be contracted to perform a model validation prior to adoption. While the Company anticipates the allowance for loan losses will increase under its current assumptions, it expects the impact of adopting ASU 2016-13 will be influenced by the composition, characteristics and quality of its loan and securities portfolios, as well as general economic conditions and forecasts at the adoption date. The other provisions of ASU 2019-10 were not applicable to the Company.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 contains optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The optional expedients apply consistently to all contracts or transactions within the scope of this topic, while the optional expedients for hedging relationships can be elected on an individual basis. The Company has formed a cross-functional working group to lead the transition from LIBOR to a planned adoption of an alternate index. The Company has not yet determined what index will replace LIBOR in its loan agreements. The Company is in the process of implementing fallback language for loans that will mature after 2021. The Company expects to adopt the LIBOR transition relief allowed under this standard, and is currently evaluating the potential impact of this guidance on its financial statements.

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

Unaudited pro forma net income for the Company for the three and nine months ended September 30, 2019, would have totaled $7.6 million and $13.4 million, respectively, and revenues would have totaled $38.7 million and $95.7 million for the same periods had the Hamilton acquisition occurred on January 1, 2019.
In connection with the Mercersburg and Hamilton acquisitions, the Company incurred merger related expenses totaling $0.5 million and $8.0 million for the three and nine months ending September 30, 2019, which are included in noninterest expenses on the unaudited condensed statements of income. The Company did not incur any merger related expenses for the three and nine months ended September 30, 2020.
NOTE 3. INVESTMENT SECURITIES
At September 30, 2020 and December 31, 2019, all investment securities were classified as AFS. The following table summarizes amortized cost and fair value of investment securities, and the corresponding amounts of gross unrealized gains and losses recognized in AOCI, at September 30, 2020 and December 31, 2019:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2020
States and political subdivisions	$104,900	$8,042	$235	$112,707
GSE residential MBSs	4,488	90	—	4,578
GSE residential CMOs	60,254	2,682	797	62,139
Non-agency CMOs	17,071	91	—	17,162
Private label commercial CMOs	72,372	23	3,186	69,209
Asset-backed	219,048	148	7,046	212,150
Other	343	—	—	343
Totals	$478,476	$11,076	$11,264	$478,288
December 31, 2019
States and political subdivisions	$83,607	$4,288	$32	$87,863
GSE residential CMOs	67,928	1,000	774	68,154
Non-agency CMOs	17,210	—	123	17,087
Private label commercial CMOs	86,704	156	231	86,629
Asset-backed	235,406	138	5,029	230,515
Other	637	—	—	637
Totals	$491,492	$5,582	$6,189	$490,885

The following table summarizes investment securities with unrealized losses at September 30, 2020 and December 31, 2019, aggregated by major security type and the length of time in a continuous unrealized loss position.

	Less Than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
September 30, 2020
States and political subdivisions	1	$9,975	$235	—	$—	$—	1	$9,975	$235
GSE residential CMOs	3	25,296	797	—	—	—	3	25,296	797
Private label commercial CMOs	4	24,768	1,285	9	38,469	1,901	13	63,237	3,186
Asset-backed	6	45,289	419	13	158,129	6,627	19	203,418	7,046
Totals	14	$105,328	$2,736	22	$196,598	$8,528	36	$301,926	$11,264
December 31, 2019
States and political subdivisions	1	$6,173	$32	—	$—	$—	1	$6,173	$32
GSE residential CMOs	5	37,158	309	1	11,602	465	6	48,760	774
Non-agency CMOs	1	17,087	123	—	—	—	1	17,087	123
Private label commercial CMOs	6	26,079	67	8	39,726	164	14	65,805	231
Asset-backed	9	92,189	1,145	9	121,399	3,884	18	213,588	5,029
Totals	22	$178,686	$1,676	18	$172,727	$4,513	40	$351,413	$6,189

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
As of September 30, 2020, the Company had no cumulative OTTI. There were no OTTI charges recognized in earnings as a result of credit losses on investments in the three and nine months ended September 30, 2020 and 2019. During the nine months ended September 30, 2020, unrealized losses were substantially higher due to market uncertainty brought about by the COVID-19 pandemic. The sudden and desperate need for liquidity from many institutional pools of capital combined with the global economic implications of the COVID-19 pandemic caused significant widening of spreads.
States and Political Subdivisions. The unrealized losses presented in the table above have been caused by a widening of spreads from the time these securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is OTTI. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at September 30, 2020 or December 31, 2019.
GSE Residential CMOs. The unrealized losses presented in the table above have been caused by a widening of spreads from the time these securities were purchased. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than its par value basis. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at September 30, 2020 or December 31, 2019.
Non-agency CMOs. The unrealized losses presented in the table above have been caused by a widening of spreads from the time the securities were purchased. Management considers the investment rating and other credit support in determining whether a security is other-than-temporarily impaired. As of September 30, 2020, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend to sell nor will it be required to sell the securities before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.
Private Label Commercial CMOs and Asset-backed. The unrealized losses presented in the table above have been caused by a widening of spreads from the time the securities were purchased. Management considers the investment rating and other credit support in determining whether a security is other-than-temporarily impaired. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at September 30, 2020 or December 31, 2019.

The following table summarizes the credit ratings and collateral associated with the Company's investment portfolio, excluding equity securities, at September 30, 2020:

Sector	Portfolio Mix	Amortized Book	Fair Value	Credit Enhancement	AAA	AA	A	BBB	NR	Collateral Type
Unsecured ABS	2%	$8,239	$8,291	43%	5%	—%	—%	—%	95%	Unsecured Consumer Debt
Student Loan ABS	2%	$11,868	$11,636	26%	—%	—%	—%	—%	100%	Seasoned Student Loans
Federal Family Education Loan ABS	38%	$181,639	$174,916	6%	4%	73%	23%	—%	—%	Federal Family Education Loan (1)
PACE Loan ABS	1%	$5,472	$5,551	6%	100%	—%	—%	—%	—%	PACE Loans
Non-Agency CMBS	15%	$72,372	$69,209	55%	87%	—%	3%	10%	—%	Commercial Real Estate
Non-Agency RMBS	4%	$17,071	$17,162	33%	100%	—%	—%	—%	—%	Reverse Mortgages (2)
Municipal - General Obligation	11%	$53,886	$58,640		3%	85%	12%	—%	—%
Municipal - Revenue	11%	$51,014	$54,067		—%	61%	19%	—%	20%
SBA ReRemic	2%	$11,830	$11,756		—%	100%	—%	—%	—%	SBA Guarantee (3)
Agency MBS	14%	$64,743	$66,717		—%	100%	—%	—%	—%	Residential Mortgages (3)
Bank CDs	—%	$249	$249		—%	—%	—%	—%	100%	FDIC Insured CD
	100%	$478,383	$478,194		20%	60%	13%	1%	6%

(1) Minimum of 97% guaranteed by U.S. government
(2) Reverse mortgages, expected credit enhancement is provided above
(3) 100% guaranteed by U.S. government agencies

Note : Ratings in table are the lowest of the six rating agencies (Standard & Poors, Moody's, Morningstar, DBRS, KBRA and Fitch). Standard & Poors rates U.S. government obligations at AA+
The following table summarizes amortized cost and fair value of investment securities by contractual maturity at September 30, 2020. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	249	249
Due after five years through ten years	27,068	29,078
Due after ten years	77,926	83,723
CMOs and MBSs	154,185	153,088
Asset-backed	219,048	212,150
	$478,476	$478,288
The following table summarizes proceeds from sales of investment securities and gross gains and gross losses for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Proceeds from sale of investment securities	$—	$25,575	$—	$199,411
Gross gains	—	2,328	—	4,956
Gross losses	13	—	44	225

During the three and nine months ended September 30, 2020, a loss of $13 thousand and $44 thousand, respectively, was recorded to adjust an equity security to market value, compared to net investment security gains of $2.3 million and $4.7 million, respectively, for the three and nine months ended September 30, 2019 from security sales. There were no sales of investment securities during the three and nine months ended September 30, 2020. Investment securities with a fair value of $426.1 million and $158.7 million at September 30, 2020 and December 31, 2019, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

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
Commercial and industrial loans include advances to local and regional businesses for general commercial purposes and include permanent and short-term working capital, machinery and equipment financing, and may be either in the form of lines of credit or term loans. Although commercial and industrial loans may be unsecured to our highest-rated borrowers, the majority of these loans are secured by the borrower’s accounts receivable, inventory and machinery and equipment. In a significant number of these loans, the collateral also includes the business real estate or the business owner’s personal real estate or assets. Commercial and industrial loans present credit exposure to the Company, as they are more susceptible to risk of loss during a downturn in the economy as borrowers may have greater difficulty in meeting their debt service requirements and the value of the collateral may decline. The Company attempts to mitigate this risk through its underwriting standards, including evaluating the creditworthiness of the borrower and, to the extent available, credit ratings on the business. Additionally, monitoring of the loans through annual renewals and meetings with the borrowers are typical. However, these procedures cannot eliminate the risk of loss associated with commercial and industrial lending. At September 30, 2020 and December 31, 2019, commercial and industrial loans include $458.1 million and $0, respectively, of loans, net of deferred fees and costs, originated through the U.S. Small Business Administration Paycheck Protection Program ("SBA PPP").
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
Home equity loans, including term loans and lines of credit, present a slightly higher risk to the Company than 1-4 family first liens, as these loans can be first or second liens on 1-4 family owner occupied residential property, but can have loan-to-

value ratios of no greater than 90% of the value of the real estate taken as collateral. The creditworthiness of the borrower is also considered, including credit scores and debt-to-income ratios.
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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted. The CARES Act established the SBA PPP. The SBA PPP is intended to provide economic relief to small businesses nationwide adversely impacted under the COVID-19 Emergency Declaration issued on March 13, 2020. The SBA PPP, which began on April 3, 2020, provides small businesses with funds to cover up to 24 weeks of payroll costs and other expenses, including benefits. It also provides for forgiveness of up to the full principal amount of qualifying loans. The Bank closed and funded almost 3,200 PPP loans for a total loan amount of $467.7 million in the nine months ended September 30, 2020. As these loans are 100% guaranteed by the SBA, there is no associated allowance for loan losses at September 30, 2020. These loans resulted in net fee income of $13.5 million to be recognized through net interest income over the life of the loans, which is between two and five years. During the three and nine months ended September 30, 2020, the Company recognized $2.2 million and $4.0 million, respectively, of net deferred SBA PPP fees, included in interest income on loans on the condensed consolidated statements of income. At September 30, 2020, the Bank had $9.5 million of unrecognized SBA PPP net deferred fees. The timing of the recognition of these fees is dependent upon the forgiveness process established by the SBA. The Bank continues to closely monitor the SBA guidance regarding this process. The Bank is working on implementing the SBA's recently announced, streamlined forgiveness approval process, which is anticipated to make the forgiveness process easier for both borrowers and lenders.
In an effort to assist clients which were negatively impacted by the COVID-19 pandemic, the Bank offered various mitigation options, including a loan payment deferral program. Under this program, most commercial deferrals were for a 90-day period, while most consumer deferrals were for a 180-day period. Commercial and consumer deferrals totaled $61.6 million and $16.8 million, respectively, at September 30, 2020. In accordance with the revised Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus issued on April 7, 2020, these deferrals are exempt from TDR status as they meet the specified requirements.
The following table presents the loan portfolio by segment and class, excluding residential mortgage LHFS, at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Commercial real estate:
Owner occupied	$166,623	$170,884
Non-owner occupied	403,138	361,050
Multi-family	110,153	106,893
Non-owner occupied residential	111,958	120,038
Acquisition and development:
1-4 family residential construction	9,627	15,865
Commercial and land development	37,850	41,538
Commercial and industrial (1)	690,330	214,554
Municipal	28,867	47,057
Residential mortgage:
First lien	273,149	336,372
Home equity - term	11,108	14,030
Home equity - lines of credit	158,106	165,314
Installment and other loans	28,961	50,735
Total loans	$2,029,870	$1,644,330

(1) This balance includes $458.1 million and $0 of SBA PPP loans, net of deferred fees and costs, at September 30, 2020 and December 31, 2019, respectively.

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
Internal loan reviews are completed annually on all commercial relationships with a committed loan balance in excess of $1.0 million, which includes confirmation of risk rating by an independent credit officer. In addition, all commercial relationships greater than $500 thousand rated Substandard, Doubtful or Loss are reviewed quarterly and corresponding risk ratings are reaffirmed by the Company's Problem Loan Committee, with subsequent reporting to the Management ERM Committee and the Board of Directors.

The following table summarizes the Company’s loan portfolio ratings based on its internal risk rating system at September 30, 2020 and December 31, 2019:

	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	PCI Loans	Total
September 30, 2020
Commercial real estate:
Owner occupied	$142,294	$8,654	$7,750	$3,341	$—	$4,584	$166,623
Non-owner occupied	347,253	55,552	—	—	—	333	403,138
Multi-family	88,896	20,530	653	74	—	—	110,153
Non-owner occupied residential	105,159	3,678	1,455	275	—	1,391	111,958
Acquisition and development:
1-4 family residential construction	9,341	286	—	—	—	—	9,627
Commercial and land development	35,818	662	533	837	—	—	37,850
Commercial and industrial	660,538	16,724	9,439	755	—	2,874	690,330
Municipal	28,867	—	—	—	—	—	28,867
Residential mortgage:
First lien	264,761	—	—	2,835	—	5,553	273,149
Home equity - term	11,009	—	70	11	—	18	11,108
Home equity - lines of credit	157,206	170	34	696	—	—	158,106
Installment and other loans	28,868	—	—	20	—	73	28,961
	$1,880,010	$106,256	$19,934	$8,844	$—	$14,826	$2,029,870

December 31, 2019
Commercial real estate:
Owner occupied	$151,161	$4,513	$3,163	$5,872	$—	$6,175	$170,884
Non-owner occupied	342,753	17,152	—	—	—	1,145	361,050
Multi-family	100,361	4,822	682	345	—	683	106,893
Non-owner occupied residential	111,697	4,534	1,115	235	—	2,457	120,038
Acquisition and development:
1-4 family residential construction	15,865	—	—	—	—	—	15,865
Commercial and land development	39,939	206	1,393	—	—	—	41,538
Commercial and industrial	198,951	1,133	8,899	1,763	—	3,808	214,554
Municipal	42,649	4,408	—	—	—	—	47,057
Residential mortgage:
First lien	323,040	978	—	2,590	—	9,764	336,372
Home equity - term	13,774	74	149	13	—	20	14,030
Home equity - lines of credit	164,469	74	38	733	—	—	165,314
Installment and other loans	50,497	—	—	85	—	153	50,735
	$1,555,156	$37,894	$15,439	$11,636	$—	$24,205	$1,644,330

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
At September 30, 2020 and December 31, 2019, nearly all of the Company’s loan impairments were measured based on the estimated fair value of the collateral securing the loan, except for TDRs. By definition, TDRs are considered impaired. All TDR impairment analyses are initially based on discounted cash flows for those loans. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it could also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
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
The following table, which excludes PCI loans, summarizes impaired loans by segment and class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at September 30, 2020 and December 31, 2019. The recorded investment in loans excludes accrued interest receivable due to insignificance. Related allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and any partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
September 30, 2020
Commercial real estate:
Owner-occupied	$—	$—	$—	$3,341	$4,112
Non-owner occupied	—	—	—	—	457
Multi-family	—	—	—	74	309
Non-owner occupied residential	—	—	—	275	396
Acquisition and development:
Commercial and land development	—	—	—	837	875
Commercial and industrial	—	—	—	755	1,668
Residential mortgage:
First lien	452	452	35	2,383	3,450
Home equity—term	—	—	—	11	14
Home equity—lines of credit	—	—	—	696	939
Installment and other loans	—	—	—	20	20
	$452	$452	$35	$8,392	$12,240
December 31, 2019
Commercial real estate:
Owner-occupied	$—	$—	$—	$5,872	$8,086
Multi-family	—	—	—	345	569
Non-owner occupied residential	—	—	—	235	422
Commercial and industrial	—	—	—	1,763	3,361
Residential mortgage:
First lien	425	425	36	2,165	3,164
Home equity—term	—	—	—	13	15
Home equity—lines of credit	—	—	—	733	1,077
Installment and other loans	—	—	—	85	97
	$425	$425	$36	$11,211	$16,791

The following table, which excludes accruing PCI loans, summarizes the average recorded investment in impaired loans and related recognized interest income for the three and nine months ended September 30, 2020 and 2019:

	2020		2019
	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Three Months Ended September 30,
Commercial real estate:
Owner-occupied	$4,424	$—	$2,126	$—
Non-owner occupied	102	—	150	—
Multi-family	141	—	110	—
Non-owner occupied residential	433	—	173	—
Acquisition and development:
Commercial and land development	837	—	—	—
Commercial and industrial	1,044	—	765	—
Residential mortgage:
First lien	3,209	12	2,392	12
Home equity – term	12	—	12	—
Home equity - lines of credit	645	—	768	—
Installment and other loans	17	—	8	—
	$10,864	$12	$6,504	$12
Nine Months Ended September 30,
Commercial real estate:
Owner occupied	$5,033	$1	$1,950	$1
Non-owner occupied	108	—	60	—
Multi-family	259	—	118	—
Non-owner occupied residential	422	—	246	—
Acquisition and development:
Commercial and land development	586	—	—	—
Commercial and industrial	1,316	—	469	—
Residential mortgage:
First lien	3,050	36	2,574	41
Home equity - term	12	—	13	—
Home equity - lines of credit	699	1	752	1
Installment and other loans	29	—	8	—
	$11,514	$38	$6,190	$43

The following table presents impaired loans that are TDRs, with the recorded investment at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing:
Commercial real estate:
Owner occupied	1	$28	1	$30
Residential mortgage:
First lien	9	908	9	931
Home equity - lines of credit	1	9	1	18
	11	945	11	979
Nonaccruing:
Commercial real estate:
Owner occupied	—	—	4	1,909
Residential mortgage:
First lien	5	329	5	359
	5	329	9	2,268
	16	$1,274	20	$3,247

There were no new TDR's for the three and nine months ended September 30, 2020 or 2019.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of loan portfolio summarized by aging categories of performing loans and nonaccrual loans at September 30, 2020 and December 31, 2019:

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
September 30, 2020
Commercial real estate:
Owner occupied	$157,456	$1,090	$180	$—	$1,270	$3,313	$162,039
Non-owner occupied	402,805	—	—	—	—	—	402,805
Multi-family	110,079	—	—	—	—	74	110,153
Non-owner occupied residential	110,292	—	—	—	—	275	110,567
Acquisition and development:
1-4 family residential construction	9,627	—	—	—	—	—	9,627
Commercial and land development	36,940	73	—	—	73	837	37,850
Commercial and industrial	686,537	107	57	—	164	755	687,456
Municipal	28,867	—	—	—	—	—	28,867
Residential mortgage:
First lien	264,989	646	34	—	680	1,927	267,596
Home equity - term	11,067	1	11	—	12	11	11,090
Home equity - lines of credit	157,143	276	—	—	276	687	158,106
Installment and other loans	28,758	99	11	—	110	20	28,888
Subtotal	2,004,560	2,292	293	—	2,585	7,899	2,015,044
Loans acquired with credit deterioration:
Commercial real estate:
Owner occupied	4,584	—	—	—	—	—	4,584
Non-owner occupied	333	—	—	—	—	—	333
Non-owner occupied residential	1,234	—	—	157	157	—	1,391
Commercial and industrial	2,857	—	—	17	17	—	2,874
Residential mortgage:
First lien	4,868	298	40	347	685	—	5,553
Home equity - term	18	—	—	—	—	—	18
Installment and other loans	72	—	1	—	1	—	73
Subtotal	13,966	298	41	521	860	—	14,826
	$2,018,526	$2,590	$334	$521	$3,445	$7,899	$2,029,870

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
December 31, 2019
Commercial real estate:
Owner occupied	$158,723	$144	$—	$—	$144	$5,842	$164,709
Non-owner occupied	359,425	480	—	—	480	—	359,905
Multi-family	105,865	—	—	—	—	345	106,210
Non-owner occupied residential	116,370	841	66	69	976	235	117,581
Acquisition and development:
1-4 family residential construction	15,587	278	—	—	278	—	15,865
Commercial and land development	40,403	1,135	—	—	1,135	—	41,538
Commercial and industrial	208,668	315	—	—	315	1,763	210,746
Municipal	47,057	—	—	—	—	—	47,057
Residential mortgage:
First lien	314,473	9,092	1,234	150	10,476	1,659	326,608
Home equity - term	13,993	—	4	—	4	13	14,010
Home equity - lines of credit	163,907	417	275	—	692	715	165,314
Installment and other loans	50,224	236	37	—	273	85	50,582
Subtotal	1,594,695	12,938	1,616	219	14,773	10,657	1,620,125
Loans acquired with credit deterioration:
Commercial real estate:
Owner occupied	6,015	—	129	31	160	—	6,175
Non-owner occupied	564	—	—	581	581	—	1,145
Multi-family	683	—	—	—	—	—	683
Non-owner occupied residential	1,710	105	111	531	747	—	2,457
Commercial and industrial	3,792	—	—	16	16	—	3,808
Residential mortgage:
First lien	6,308	1,857	745	854	3,456	—	9,764
Home equity - term	16	4	—	—	4	—	20
Installment and other loans	131	22	—	—	22	—	153
Subtotal	19,219	1,988	985	2,013	4,986	—	24,205
	$1,613,914	$14,926	$2,601	$2,232	$19,759	$10,657	$1,644,330

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
National and Local Economic Conditions – including trends in the consumer price index, unemployment rates, the housing price index, housing statistics compared to the prior year, bankruptcy rates, regulatory and legal environment risks and competition. During the nine months ended September 30, 2020, this factor was increased for the commercial and consumer portfolios to account for the negative economic impact of the COVID-19 pandemic.
COVID-19 – during the nine months ended September 30, 2020, a qualitative allocation was implemented associated with the potential impact of the COVID-19 pandemic on the Company's commercial loan portfolio. The factor assumes downgrades of loans with identified hardships resulting from the shutdown driven by the pandemic.

The following table presents the activity in the ALL for the three and nine months ended September 30, 2020 and 2019:

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
September 30, 2020
Balance, beginning of period	$9,347	$1,069	$2,916	$75	$13,407	$3,552	$386	$3,938	$172	$17,517
Provision for loan losses	1,520	(219)	963	(19)	2,245	(71)	18	(53)	8	2,200
Charge-offs	(3)	—	(193)	—	(196)	—	(31)	(31)	—	(227)
Recoveries	171	—	45	—	216	6	13	19	—	235
Balance, end of period	$11,035	$850	$3,731	$56	$15,672	$3,487	$386	$3,873	$180	$19,725
September 30, 2019
Balance, beginning of period	$6,847	$1,008	$2,120	$94	$10,069	$3,734	$209	$3,943	$448	$14,460
Provision for loan losses	465	(188)	269	(1)	545	27	50	77	(322)	300
Charge-offs	—	—	(50)	—	(50)	(24)	(49)	(73)	—	(123)
Recoveries	111	—	33	—	144	5	23	28	—	172
Balance, end of period	$7,423	$820	$2,372	$93	$10,708	$3,742	$233	$3,975	$126	$14,809
Nine Months Ended
September 30, 2020
Balance, beginning of period	$7,634	$959	$2,356	$100	$11,049	$3,147	$319	$3,466	$140	$14,655
Provision for loan losses	2,780	(117)	1,875	(44)	4,494	329	162	491	40	5,025
Charge-offs	(3)	—	(689)	—	(692)	(109)	(117)	(226)	—	(918)
Recoveries	624	8	189	—	821	120	22	142	—	963
Balance, end of period	$11,035	$850	$3,731	$56	$15,672	$3,487	$386	$3,873	$180	$19,725
September 30, 2019
Balance, beginning of period	$6,876	$817	$1,656	$98	$9,447	$3,753	$244	$3,997	$570	$14,014
Provision for loan losses	347	1	753	(5)	1,096	184	64	248	(444)	900
Charge-offs	(25)	—	(140)	—	(165)	(295)	(121)	(416)	—	(581)
Recoveries	225	2	103	—	330	100	46	146	—	476
Balance, end of period	$7,423	$820	$2,372	$93	$10,708	$3,742	$233	$3,975	$126	$14,809

The following table summarizes the ending loan balance individually evaluated for impairment based upon loan segment, as well as the related ALL loss allocation for each at September 30, 2020 and December 31, 2019. PCI loans are excluded from loans individually evaluated for impairment.

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
September 30, 2020
Loans allocated by:
Individually evaluated for impairment	$3,690	$837	$755	$—	$5,282	$3,542	$20	$3,562	$—	$8,844
Collectively evaluated for impairment	788,182	46,640	689,575	28,867	1,553,264	438,821	28,941	467,762	—	2,021,026
	$791,872	$47,477	$690,330	$28,867	$1,558,546	$442,363	$28,961	$471,324	$—	$2,029,870
ALL allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$35	$—	$35	$—	$35
Collectively evaluated for impairment	11,035	850	3,731	56	15,672	3,452	386	3,838	180	19,690
	$11,035	$850	$3,731	$56	$15,672	$3,487	$386	$3,873	$180	$19,725
December 31, 2019
Loans allocated by:
Individually evaluated for impairment	$6,452	$—	$1,763	$—	$8,215	$3,336	$85	$3,421	$—	$11,636
Collectively evaluated for impairment	752,413	57,403	212,791	47,057	1,069,664	512,380	50,650	563,030	—	1,632,694
	$758,865	$57,403	$214,554	$47,057	$1,077,879	$515,716	$50,735	$566,451	$—	$1,644,330
ALL allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$36	$—	$36	$—	$36
Collectively evaluated for impairment	7,634	959	2,356	100	11,049	3,111	319	3,430	140	14,619
	$7,634	$959	$2,356	$100	$11,049	$3,147	$319	$3,466	$140	$14,655

The following table provides activity for the accretable yield of PCI loans for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Accretable yield, beginning of period	$4,182	$4,988	$6,950	$2,065
Additions (1)	—	—	570	3,497
Accretion of income	(546)	(422)	(2,459)	(1,814)
Reclassifications from nonaccretable difference due to improvement in expected cash flows	139	825	1,260	1,441
Other changes, net (2)	(231)	319	(2,777)	521
Accretable yield, end of period	$3,544	$5,710	$3,544	$5,710
(1) The amount for the nine months ended September 30, 2020 reflects a measurement period adjustment for Hamilton loans that should have been in the PCI pool at the acquisition date.
(2) The amount for the nine months ended September 30, 2020 represents the impact of purchased credit impaired loans sold during that period.

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
The following table presents information related to the Company's operating leases at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Operating lease ROU assets	$8,949	$9,222
Operating lease ROU liabilities	9,398	9,688
Weighted-average remaining lease term (in years)	16.8	17.6
Weighted-average discount rate	4.3%	4.5%
The following table presents information related to the Company's operating leases for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Cash paid for operating lease liabilities	$210	$330	$847	$791
Operating lease expense	421	507	1,171	1,016
The following table presents expected future maturities of the Company's lease liabilities as of September 30, 2020:

Remainder of 2020	$354
2021	1,208
2022	785
2023	807
2024	827
Thereafter	10,288
14,269
Less: imputed interest	4,871
Total lease liabilities	$9,398

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents changes in goodwill at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Balance, beginning of year	$19,925	$12,592
Acquired goodwill	—	7,029
Adjustments to acquired goodwill (1)	(1,201)	304
Balance, end of period	$18,724	$19,925
(1) The Company finalized its purchase accounting adjustments associated with Hamilton as of May 1, 2020.

Goodwill is not amortized but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit.
Due to the severe economic impact of COVID-19 and a resulting sustained decline in the Company's market value below book value, management performed a quantitative Step 1 impairment analysis of its goodwill to determine whether the Company's goodwill was impaired as of August 31, 2020. This analysis, which was performed in accordance with ASU 2017-04, Intangibles-Goodwill and Other, considered several factors, such as future cash flow projections and estimated market acquisition premiums in its analysis. In performing the analysis, management made several assumptions with respect to future operating performance, economic and market conditions and various others, many of which require significant judgment. The analysis performed and the related assumptions reflect the best currently available estimates and judgements regarding future performance of the Company. It was concluded that no impairment existed at August 31, 2020 as the calculated fair value of the reporting unit exceeded its book value. No changes occurred that would impact the results of that analysis through September 30, 2020.
The following table presents changes in other intangible assets for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning of period	$6,160	$8,140	$7,180	$3,910
Acquired CDI	—	—	—	4,550
Non-compete agreement	—	—	—	290
Amortization Expense	(357)	(486)	(1,224)	(1,096)
Impairment	—	—	(153)	—
Balance, end of period	$5,803	$7,654	$5,803	$7,654
During the nine months ended September 30, 2020, the Company recorded an impairment charge of $153 thousand for the full remaining balance attributable to a customer list intangible asset due to the dissolution of Wheatland Advisors, Inc. in the three months ended September 30, 2020. No impairment charges were recorded in the nine months ended September 30, 2019.
The following table presents the components of other identifiable intangible assets at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$8,390	$2,590	$8,390	$1,493
Other customer relationship intangibles	25	22	524	338
Non-compete agreement	—	—	290	193
Total	$8,415	$2,612	$9,204	$2,024

The following table presents future estimated aggregate amortization expense for intangible assets remaining at September 30, 2020:

Remainder of 2020	$345
2021	1,275
2022	1,105
2023	935
2024	766
Thereafter	1,377
$5,803

NOTE 7. INCOME TAXES
The Company files income tax returns in the U.S. federal jurisdiction, the Commonwealth of Pennsylvania and the State of Maryland. The Company is no longer subject to tax examination by tax authorities for years before 2016.
The following table summarizes income tax expense for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Current expense	$2,040	$244	$2,495	$334
Deferred expense	(803)	1,096	1,082	1,348
Income tax expense	$1,237	$1,340	$3,577	$1,682

The following table summarizes deferred tax assets and liabilities at September 30, 2020 and December 31, 2019:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Deferred tax assets:
Allowance for loan losses	$4,549	$3,418
Deferred compensation	507	415
Retirement and salary continuation plans	2,467	2,357
Share-based compensation	630	631
Off-balance sheet reserves	270	234
Nonaccrual loan interest	760	697
Net unrealized losses on AFS securities	40	127
Purchase accounting adjustments	2,318	4,081
Bonus accrual	471	493
Interest Rate Swaps	449	—
Low-income housing credit carryforward	345	—
Net operating loss carryovers	1,645	1,872
Other	724	672
Total deferred tax assets	15,175	14,997
Deferred tax liabilities:
Depreciation	465	452
Mortgage servicing rights	593	694
Purchase accounting adjustments	1,280	1,599
Other	275	275
Total deferred tax liabilities	2,613	3,020
Net deferred tax asset, included in other assets	$12,562	$11,977

At September 30, 2020, the Company had acquired federal and state net operating loss carryforwards of $11.1 million and $6.7 million, respectively, subject to annual loss limitation limits, that expire through 2037. A deferred tax asset is recognized for these carryforwards because the benefit is more likely than not to be realized.
FASB ASC 740, Income Taxes, (“ASC 740”) clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in ASC 740 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 was applied to all existing tax positions upon initial adoption. There was no liability for uncertain tax positions and no known unrecognized tax benefits at September 30, 2020 or December 31, 2019.

NOTE 8. SHARE-BASED COMPENSATION PLANS
The Company maintains share-based compensation plans under the shareholder-approved 2011 Plan. The purpose of the share-based compensation plans is to provide officers, employees, and non-employee members of the Board of Directors of the Company with additional incentive to further the success of the Company. At September 30, 2020, 881,920 shares of the common stock of the Company were reserved to be issued and 354,729 shares were available to be issued.
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
The table below presents a summary of nonvested restricted shares activity for the nine months ended September 30, 2020:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares, beginning of year	228,758	$21.90
Granted	114,182	20.09
Forfeited	(13,883)	21.35
Vested	(77,731)	20.68
Nonvested shares, at period end	251,326	$21.52
The following table presents restricted shares compensation expense, with tax benefit information, and fair value of shares vested, for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Restricted share award expense	$434	$470	$1,607	$1,146
Restricted share award tax benefit	91	212	337	361
Fair value of shares vested	225	2,056	1,314	2,500
The unrecognized compensation expense related to the share awards totaled $2.5 million at September 30, 2020 and $2.2 million at December 31, 2019. The unrecognized compensation expense at September 30, 2020 is expected to be recognized over a weighted-average period of 1.9 years.
The following table presents a summary of outstanding stock options activity for the nine months ended September 30, 2020:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	30,559	$21.56
Forfeited	(1,000)	21.14
Expired	(29,559)	25.76
Options outstanding and exercisable	—	$0.00

The Company maintains an employee stock purchase plan to provide its employees with an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed 10% of their annual salary, at the lower of 95% of the fair market value of the shares on the semi-annual offering date or related purchase date. The purchases occur in March and September of each year. The Company reserved 350,000 shares of its common stock to be issued under the employee stock purchase plan. At September 30, 2020, 160,235 shares were available to be issued.

The following table presents information for the employee stock purchase plan for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Shares purchased	4,218	2,395	7,831	5,399
Weighted average price of shares purchased	$13.08	$22.87	$14.85	$20.69
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
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At September 30, 2020, the Company had two interest rate derivatives designated as hedging instruments with an aggregate notional amount of $100.0 million. The Company had no derivative instruments at December 31, 2019. Such derivatives were used to hedge the variable cash flows associated with the Company's borrowings. At September 30, 2020, the Company had cash collateral of $2.4 million held with the counterparty for these derivatives.
The Company enters into interest rate swaps that allow its commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges and are marked through earnings. At September 30, 2020, the Company had three customer and three corresponding third-party broker interest rate derivatives not designated as a hedging instrument with an aggregate notional amount of $23.8 million. The Company had no such derivative instruments at December 31, 2019.
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
The following table summarizes the fair value of the Company's derivative instruments at September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - balance sheet hedge	$100,000	Other liabilities	$(1,657)	$—		$—
Total derivatives designated as hedging instruments			$(1,657)			$—

Derivatives not designated as hedging instruments:
Interest rate swap - commercial borrower	$11,901	Other assets	$347	$—		$—
Interest rate swap - counterparty	11,901	Other liabilities	(368)	—		—
Interest Rate lock commitments with customers	33,560	Other assets	1,143	4,408	Other assets	103
Forward sale commitment	11,699	Other assets	17	8,969	Other assets	1
Total derivatives not designated as hedging instruments			$1,139			$104

The following tables summarize the effect of the Company's derivative financial instruments on OCI and net income for the three and nine months ended September 30, 2020 and 2019:

	Amount of Gain Recognized in OCI on Derivative		Amount of Loss Recognized in OCI on Derivative
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Derivatives in cash flow hedging relationships:
Interest rate products	$208	$—	$(1,893)	$—
Total	$208	$—	$(1,893)	$—

	Amount of Loss Reclassified from Accumulated OCI into Income		Amount of Loss Reclassified from AOCI into Income		Location of Loss Recognized from AOCI into Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Derivatives in cash flow hedging relationships:
Interest rate products	$(114)	$—	$(239)	$—	Interest expense
Total	$(114)	$—	$(239)	$—

	Amount of Gain (Loss) Recognized in Income		Amount of Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Derivatives not designated as hedging instruments:
Interest rate products	$(4)	$—	$(21)	$—	Other operating expenses
Interest rate lock commitments with customers	157	—	1,040	—	Mortgage banking activities
Forward sale commitment	71	—	(126)	—	Mortgage banking activities
Total	$224	$—	$893	$—

The following table is a summary of interest rate swap components at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Weighted average pay rate	0.54%	—%
Weighted average receive rate	0.80%	—%
Weighted average maturity in years	5.5	—

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
Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject at September 30, 2020 and December 31, 2019.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's classification.

The following table presents capital amounts and ratios at September 30, 2020 and December 31, 2019:

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020
Total risk-based capital:
Orrstown Financial Services, Inc.	$261,779	15.0%	$182,912	10.5%	n/a	n/a
Orrstown Bank	248,781	14.3%	182,848	10.5%	$174,141	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	208,970	12.0%	148,071	8.5%	n/a	n/a
Orrstown Bank	227,847	13.1%	148,019	8.5%	139,312	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	208,970	12.0%	121,941	7.0%	n/a	n/a
Orrstown Bank	227,847	13.1%	121,898	7.0%	113,191	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	208,970	7.8%	107,186	4.0%	n/a	n/a
Orrstown Bank	227,847	8.5%	107,216	4.0%	134,020	5.0%
December 31, 2019
Total risk-based capital:
Orrstown Financial Services, Inc.	$244,003	14.1%	$182,028	10.5%	n/a	n/a
Orrstown Bank	231,805	13.4%	181,948	10.5%	$173,284	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	196,451	11.3%	147,356	8.5%	n/a	n/a
Orrstown Bank	216,100	12.5%	147,291	8.5%	138,627	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	196,451	11.3%	121,352	7.0%	n/a	n/a
Orrstown Bank	216,100	12.5%	121,299	7.0%	112,635	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	196,451	8.6%	91,782	4.0%	n/a	n/a
Orrstown Bank	216,100	9.4%	91,798	4.0%	114,747	5.0%

In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act of 1934, as amended. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. At September 30, 2020, 154,680 shares had been repurchased under the program at a total cost of $2.6 million, or $16.88 per share.
On October 20, 2020, the Board declared a cash dividend of $0.17 per common share, which will be paid on November 9, 2020 to shareholders of record at November 2, 2020.

NOTE 11. EARNINGS PER SHARE
The following table presents earnings per share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$4,977	$6,901	$16,404	$12,690
Weighted average shares outstanding - basic	10,941	10,949	10,939	10,159
Dilutive effect of share-based compensation	84	145	88	159
Weighted average shares outstanding - diluted	11,025	11,094	11,027	10,318
Per share information:
Basic earnings per share	$0.45	$0.63	$1.50	$1.25
Diluted earnings per share	0.45	0.62	1.49	1.23
Average outstanding stock options totaling 6,110 and 7,882 for the three months ended September 30, 2020 and 2019, respectively, and of 21,479 and 28,699 for the nine months ended September 30, 2020 and 2019, respectively, were not included in the computation of earnings per share because the effect was antidilutive, due to the exercise price exceeding the average market price. The dilutive effect of share-based compensation in each period above relates principally to restricted stock awards.

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

	Contractual or Notional Amount
	September 30, 2020	December 31, 2019
Commitments to fund:
Home equity lines of credit	$218,961	$205,502
1-4 family residential construction loans	23,546	19,812
Commercial real estate, construction and land development loans	24,738	19,018
Commercial, industrial and other loans	245,722	222,288
Standby letters of credit	16,376	10,588

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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments when deemed necessary by management. The liability, at September 30, 2020 and December 31, 2019, for guarantees under standby letters of credit issued was not material.
The Company maintains a reserve, based on historical loss experience of the related loan class, for off-balance sheet credit exposures that currently are not funded, in other liabilities on the unaudited condensed consolidated balance sheets. This reserve totaled $1.2 million at September 30, 2020 and $1.0 million at December 31, 2019.

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

The Company had no liabilities measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019.
The following table summarizes assets measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
September 30, 2020
Investment securities:
States and political subdivisions	$—	$112,707	$—	$112,707
GSE residential MBSs	—	4,578	—	4,578
GSE residential CMOs	—	62,139	—	62,139
Nonagency CMOs	—	—	17,162	17,162
Private label commercial CMOs	—	62,479	6,730	69,209
Asset-backed	—	212,150	—	212,150
Other	343	—	—	343
Loans held for sale	—	12,804	—	12,804
Interest rate swaps	—	339	—	339
Interest rate lock commitments on residential mortgages	—	—	1,143	1,143
Totals	$343	$467,196	$25,035	$492,574

December 31, 2019
Investment securities:
States and political subdivisions	$—	$87,863	$—	$87,863
GSE residential CMOs	—	68,154	—	68,154
Nonagency CMOs	—	—	17,087	17,087
Private label commercial CMOs	—	79,437	7,192	86,629
Asset-backed	—	230,515	—	230,515
Other	637	—	—	637
Loans held for sale	—	9,364	—	9,364
Interest rate lock commitments on residential mortgages	—	—	103	103
Totals	$637	$475,333	$24,382	$500,352

The Company has CMOs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2020 and December 31, 2019. The Level 3 valuation is based on a non-executable broker quote, which is considered a significant unobservable input. Such quotes are updated as available and may remain constant for a period of time for certain broker-quoted securities that do not move with the market or that are not interest rate sensitive as a result of their structure or overall attributes.
Effective October 1, 2019, the Company’s residential mortgage loans held for sale were recorded at fair value utilizing Level 2 measurements. This fair value measurement is determined based upon third party quotes obtained on similar loans. For loans held for sale for which the fair value option has been elected, the aggregate fair value exceeded the aggregate principal balance by $424 thousand as of September 30, 2020.
The determination of the fair value of interest rate lock commitments on residential mortgages is based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The average pull through percentage, which is based upon historical experience, was 89% as of September 30, 2020. An increase or decrease of 5% in the pull through assumption would result in a positive or negative change of $62 thousand in the fair value of interest rate lock commitments at September 30, 2020.

The following provides details of the Level 3 fair value measurement activity for the periods ended September 30, 2020 and 2019:
CMOs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance, beginning of period	$23,834	$—	$24,279	$—
Unrealized gain (loss) included in OCI	200	—	(229)	—
Principal payments and other	(142)	—	(158)	—
Balance, end of period	$23,892	$—	$23,892	$—

Interest rate lock commitments on residential mortgages:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance, beginning of period	$986	$—	$103	$—
Total gains
Included in earnings	157	—	1,040	—
Balance, end of period	$1,143	$—	$1,143	$—

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
Any changes in the fair value of impaired loans still held were not material for the three and nine months ended September 30, 2020 and 2019:

Foreclosed Real Estate

OREO property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, OREO is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. There were no charges recorded to the value of OREO at the lower of cost or fair value on properties held during the three and nine months ended September 30, 2020 and 2019. There were no changes in the fair value of OREO for properties still held at September 30, 2020 that were charged to real estate expenses for the three and nine months ended September 30, 2020 and 2019.

Mortgage Servicing Rights

The MSR fair value is estimated to be equal to its carrying value, unless the quarterly valuation model calculates the present value of the estimated net servicing income is less than its carrying value, in which case an impairment charge is taken. At September 30, 2020 and December 31, 2019, an impairment reserve of $1.1 million and $70 thousand, respectively, existed on the mortgage servicing right portfolio. For the three months ended September 30, 2020 and 2019, impairment charges of $166 thousand and $221 thousand were included, respectively, in mortgage banking activities on the unaudited condensed consolidated statements of income. For the nine months ended September 30, 2020 and 2019, impairment charges of $986 thousand and $240 thousand were included, respectively, in mortgage banking activities on the unaudited condensed consolidated statements of income. The impairment charges resulted from rapidly declining market rates caused by the COVID-19 pandemic.
The following table summarizes assets measured at fair value on a nonrecurring basis at September 30, 2020 and December 31, 2019:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
September 30, 2020
Impaired Loans
Commercial real estate:
Owner occupied	$—	$—	$875	$875
Multi-family	—	—	74	74
Non-owner occupied residential	—	—	39	39
Commercial and industrial	—	—	195	195
Residential mortgage:
First lien	—	—	684	684
Home equity - lines of credit	—	—	174	174
Total impaired loans	$—	$—	$2,041	$2,041

Mortgage servicing rights	$—	$—	$2,661	$2,661

December 31, 2019
Impaired Loans
Commercial real estate:
Owner occupied	$—	$—	$938	$938
Multi-family	—	—	96	96
Non-owner occupied residential	—	—	103	103
Commercial and industrial	—	—	11	11
Residential mortgage:
First lien	—	—	641	641
Home equity - lines of credit	—	—	400	400
Installment and other loans	—	—	7	7
Total impaired loans	$—	$—	$2,196	$2,196

Mortgage servicing rights	$—	$—	$3,119	$3,119

The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
September 30, 2020
Impaired loans	$2,041	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% - 25% discount
			- Management adjustments for liquidation expenses	6%- 19% discount
Mortgage servicing rights	$2,661	Discounted cash flows	Weighted average CPR	16.96%
			- Weighted average discount rate	9.57%
December 31, 2019
Impaired loans	$2,196	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% - 20% discount
			- Management adjustments for liquidation expenses	6% - 33% discount
Mortgage servicing rights	$3,119	Discounted cash flows	Weighted average CPR	11.63%
			- Weighted average discount rate	9.54%

Fair values of financial instruments
The following table presents carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2020 and December 31, 2019:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2020
Financial Assets
Cash and due from banks	$26,854	$26,854	$26,854	$—	$—
Interest-bearing deposits with banks	60,453	60,453	60,453	—	—
Restricted investments in bank stocks	12,646	n/a	n/a	n/a	n/a
Investment securities	478,288	478,288	—	454,396	23,892
Loans held for sale	12,804	12,804	—	12,804	—
Loans, net of allowance for loan losses	2,010,145	2,003,349	—	—	2,003,349
Interest rate lock commitments on residential mortgages	1,143	1,143	—	—	1,143
Interest rate swaps	339	339	—	339	—
Accrued interest receivable	8,812	8,812	—	1,810	7,002
Financial Liabilities
Deposits	2,279,483	2,282,669	—	2,282,669	—
Securities sold under agreements to repurchase	17,445	17,445	—	17,445	—
FHLB advances and other	183,373	183,650	—	183,650	—
Subordinated notes	31,889	32,009	—	32,009	—
Interest rate swaps	2,014	2,014	—	2,014	—
Accrued interest payable	819	819	—	819	—

December 31, 2019
Financial Assets
Cash and due from banks	$25,969	$25,969	$25,969	$—	$—
Interest-bearing deposits with banks	30,493	30,493	30,493	—	—
Restricted investments in bank stocks	16,184	n/a	n/a	n/a	n/a
Investment securities	490,386	490,386	—	466,107	24,279
Loans held for sale	9,364	9,364	—	9,364	—
Loans, net of allowance for loan losses	1,629,675	1,652,788	—	—	1,652,788
Interest rate lock commitments on residential mortgages	103	103	—	—	103
Accrued interest receivable	6,040	6,040	—	1,863	4,177
Financial Liabilities
Deposits	1,875,522	1,876,555	—	1,876,555	—
Securities sold under agreements to repurchase	8,269	8,269	—	8,269	—
FHLB advances and other	209,667	210,005	—	210,005	—
Subordinated notes	31,847	33,953	—	33,953	—
Accrued interest payable	879	879	—	879	—

The methods used to estimate the fair value of financial instruments at September 30, 2020 did not necessarily represent an exit price. In accordance with the Company's adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the methods utilized to measure the fair value of financial instruments at September 30, 2020 represents an approximation of exit price; however, an actual exit price may differ.
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
On May 25, 2012, SEPTA filed a putative class action complaint in the U.S. District Court for the Middle District of Pennsylvania against the Company, the Bank and certain current and former directors and officers (collectively, the “Orrstown Defendants”). The complaint alleged, among other things, that (i) in connection with the Company’s Registration Statement on Form S-3 dated February 23, 2010 and its Prospectus Supplement dated March 23, 2010, and (ii) during the purported class period of March 24, 2010 through October 27, 2011, the Company issued materially false and misleading statements regarding the Company’s lending practices and financial results, including misleading statements concerning the stringent nature of the Bank’s credit practices and underwriting standards, the quality of its loan portfolio, and the intended use of the proceeds from the Company’s March 2010 public offering of common stock. The complaint asserted claims under Sections 11, 12(a) and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and sought class certification, unspecified money damages, interest, costs, fees and equitable or injunctive relief. Under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), the Court appointed SEPTA Lead Plaintiff on August 20, 2012.
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
On June 22, 2015, in a 96-page Memorandum, the Court dismissed without prejudice SEPTA’s amended complaint against all defendants, finding that SEPTA failed to state a claim under either the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended. On February 8, 2016, the Court granted SEPTA’s motion for leave to amend again and SEPTA filed its second amended complaint that same day.
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
On December 15, 2017, the Orrstown Defendants and SEPTA exchanged expert reports in opposition to and in support of class certification, respectively. On January 15, 2018, the parties exchanged expert rebuttal reports. SEPTA has not yet filed a motion for class certification.
On August 9, 2018, SEPTA filed a motion to compel the production of Confidential Supervisory Information (CSI) of non-parties the Board of Governors of the Federal Reserve System (FRB) and the Pennsylvania Department of Banking and Securities, in the possession of Orrstown and third parties. On August 30, 2018, the FRB filed an unopposed motion to intervene in the Action for the purpose of opposing SEPTA’s motion to compel. On February 12, 2019, the Court denied SEPTA’s motion to compel the production of CSI on the ground that SEPTA had failed to exhaust its administrative remedies.
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
On June 13, 2019, Orrstown filed a motion for protective order to stay discovery pending resolution of SEPTA’s motion for leave to file a third amended complaint. On July 17, 2019, the Court entered an Order partially granting Orrstown’s motion for protective order, ruling that all deposition discovery in the case was stayed pending a decision on SEPTA’s motion for leave to file a third amended complaint. Party and non-party document discovery in the case has largely been completed.
On February 14, 2020, the Court issued an Order and Memorandum granting SEPTA’s motion for leave to file a third amended complaint. The third amended complaint is now the operative complaint. It reinstates the Orrstown Defendants, as well as SEK and the underwriter defendants, previously dismissed from the case on December 7, 2016. The third amended complaint also revives the previously-dismissed 1933 Securities Act claim against the Orrstown Defendants, SEK, and the underwriter defendants. Defendants filed their motions to dismiss the third amended complaint on April 24, 2020. SEPTA’s opposition was filed on July 8, 2020, and Orrstown’s reply brief was filed on August 12, 2020. The motions to dismiss the third amended complaint are currently pending.
Additionally, on February 24, 2020, the Orrstown Defendants, and the underwriter defendants and SEK, separately filed motions under 28 U.S.C. § 1292(b) asking the District Court to certify its February 14, 2020 Order granting leave to file the third amended complaint for interlocutory appeal to the Third Circuit Court of Appeals. The District Court granted those motions on July 17, 2020, and defendants filed their Petition for Permission to Appeal with the Third Circuit on July 27, 2020. The Third Circuit granted permission to appeal the Order pursuant to 28 U.S.C. § 1292(b) on August 13, 2020. Defendants filed their joint Opening Brief in the Third Circuit on November 2, 2020, asking the Court to reverse the district court’s Order. SEPTA’s brief is due December 2, and defendants’ reply brief must be filed by December 23, 2020.
The Company believes that the allegations of SEPTA’s third amended complaint are without merit and intends to defend itself vigorously against those claims. It is not possible at this time to reasonably estimate possible losses, or even a range of reasonably possible losses, in connection with the litigation.

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
Overview
The Company, headquartered in Shippensburg, Pennsylvania, is a one-bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiary, the Bank. At September 30, 2020, the Company had total assets of $2.8 billion, total liabilities of $2.5 billion and total shareholders’ equity of $232.8 million.
During the three months ended September 30, 2020, the Company recognized charges associated with the consolidation of six branch locations, the exit from three loan production offices, reduction in back-office real estate and staffing model adjustments. These actions were initiated due to evolving client preferences for the digital delivery of products and services. In addition, the anticipated future cost reductions resulting from these actions will prepare the Company for a challenging operating environment in 2021. A charge of $1.6 million was recorded in the three months ended September 30, 2020, which included $1.3 million related to branch consolidations.
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
Economic Climate and Market Conditions
Preliminary real GDP for the third quarter of 2020 resulted in a record annualized increase of 33.1%. This is a substantial increase from negative 31.4% for the second quarter of 2020. The increase was driven by increased consumer spending as well as increased exports and rising inventories. Concern remains heading into the fourth quarter. While certain industries such as real estate, home improvement and grocery stores have performed well, the leisure, travel and entertainment industries continue to struggle. Weekly jobless claims remain high but have been declining recently. Also, the prospects for new government stimulus packages remain uncertain.
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
Due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling for the first time below 1.00% on March 3, 2020; it was at 0.69% on September 30, 2020. On March 3, 2020, in reaction to the increase in uncertainty, the Federal Reserve cut the Fed Funds rates by 50 basis points between regularly scheduled meetings to a target range of 1.00% to 1.25%. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. On March 13, 2020, a national emergency was declared by President Trump under the National Emergencies Act. On March 15, 2020, the Federal Reserve responded by again reducing the Fed Funds rate, this time by 100 basis points, to 0% to 0.25%. The Fed Funds rate was left unchanged in future meetings with rates expected to remain at this level for an extended period of time. These reductions in interest rates and other effects of the COVID-19 pandemic may adversely affect the Company's financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company. It is reasonably foreseeable that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loans and the fair value of financial instruments that are carried at fair value.
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

RESULTS OF OPERATIONS
Three months ended September 30, 2020 compared with three months ended September 30, 2019
Summary
Net income totaled $5.0 million for the three months ended September 30, 2020 compared with net income of $6.9 million for the same period in 2019. Diluted EPS for the three months ended September 30, 2020 totaled $0.45, compared with $0.62 for the three months ended September 30, 2019. Net interest income positively influenced results of operations, and totaled $20.8 million for the three months ended September 30, 2020, a $2.7 million increase compared with 2019. Noninterest income, excluding investment securities gains, totaled $6.9 million for the three months ended September 30, 2020 compared with $6.3 million in 2019. Investment securities losses totaled $13 thousand in the three months ended September 30, 2020, compared with net gains of $2.3 million for the same period in 2019. Noninterest expenses totaled $19.3 million and $18.1 million for the three months ended September 30, 2020 and 2019, respectively.
The comparability of operating results for 2020 with 2019 has generally been impacted by the SBA PPP loans originated in 2020.
Net Interest Income
Net interest income increased by $2.7 million, from $18.1 million to $20.8 million, for the three months ended September 30, 2020 compared with the three months ended September 30, 2019. Interest income on loans increased by $1.5 million, from $20.2 million to $21.6 million, securities interest income decreased by $1.5 million, from $4.1 million to $2.6 million, and total interest expense decreased by $3.4 million from $6.8 million to $3.4 million, in comparing the three months ended September 30, 2020 with the three months ended September 30, 2019.

The following table presents net interest income, net interest spread and net interest margin for the three months ended September 30, 2020 and 2019 on a taxable-equivalent basis:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$31,087	$9	0.12%	$95,713	$558	2.31%
Securities (1)	496,107	2,673	2.14	496,981	4,180	3.34
Loans (1)(2)(3)	2,054,193	21,741	4.21	1,604,491	20,305	5.02
Total interest-earning assets	2,581,387	24,423	3.76	2,197,185	25,043	4.52
Other assets	190,119			193,946
Total	$2,771,506			$2,391,131
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$1,213,208	939	0.31	$954,824	2,206	0.92
Savings deposits	168,377	67	0.16	159,029	90	0.22
Time deposits (4)	432,438	1,477	1.36	651,250	3,499	2.13
Securities sold under agreements to repurchase	21,145	20	0.38	8,617	29	1.29
FHLB Advances and other	219,567	394	0.71	76,404	443	2.31
Subordinated notes	31,881	501	6.28	31,826	490	6.10
Total interest-bearing liabilities	2,086,616	3,398	0.65	1,881,950	6,757	1.42
Noninterest-bearing demand deposits	417,939			252,211
Other	37,330			35,720
Total Liabilities	2,541,885			2,169,881
Shareholders’ Equity	229,621			221,250
Total	$2,771,506			$2,391,131
Taxable-equivalent net interest income /net interest spread		21,025	3.12%		18,286	3.10%
Taxable-equivalent net interest margin			3.24%			3.30%
Taxable-equivalent adjustment		(207)			(208)
Net interest income		$20,818			$18,078

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balances include nonaccrual loans.
(3)	Interest income on loans includes prepayment and late fees.
(4)	For the three months ended September 30, 2019, expenses associated with the early redemption of brokered time deposits totaled $0.2 million and increased the cost of funds by 13 basis points.

For the three months ended September 30, 2020, taxable-equivalent basis net interest income increased by $2.7 million compared with the three months ended September 30, 2019. The increase reflected an increase of $384.2 million in average interest-earning assets partially offset by an increase of $204.7 million in average interest-bearing liabilities from the three months ended September 30, 2019 to the three months ended September 30, 2020. These balances increased due to the SBA PPP loans originated in the nine months ended September 30, 2020, which also generated an increase in deposits.
Taxable-equivalent interest income earned on loans increased by $1.4 million year-over-year. The $449.7 million increase in average loan balance year-over-year primarily reflects average loans originated through the SBA PPP of $466.9 million during the three months ended September 30, 2020. For the three months ended September 30, 2020, interest income on loans includes $2.2 million of deferred fees recognized associated with the SBA PPP loans. A total of $13.5 million in net deferred fees were recorded for these loans in the second quarter of 2020 to be recognized over the life of the loans, which is between two and five years. The yield on loans was 4.21% for the three months ended September 30, 2020 as compared to 5.02% for the three months ended September 30, 2019. This decline reflects a reduction in market interest rates on variable rate loans in the portfolio as well as a lower yield on the SBA PPP loans, which contributed to 13 basis points of the decline. Accretion of purchase accounting adjustments was $546 thousand for the three months ended September 30, 2020 as compared to $422 thousand for the three months ended September 30, 2019. The three months ended September 30, 2020 and 2019 included $650 thousand and $415 thousand, respectively, of accelerated accretion related to the payoff of purchased credit impaired loans.
Taxable-equivalent securities interest income decreased by $1.5 million year-over-year, with the taxable equivalent yield decreasing from 3.34% for the three months ended September 30, 2019 to 2.14% for the three months ended September 30, 2020. The 120 basis point decrease in taxable-equivalent yield on securities reflected the decreased interest rate environment between years and certain repositioning within the portfolio under the Company's asset/liability management strategies. The impact of the interest rate decline was partially offset by a decrease of $874 thousand in the average balance of securities from the three months ended September 30, 2019 to the three months ended September 30, 2020. As the Bank continues to execute its plan to grow relationship loans, it will work to reduce its investment portfolio to fund some of this loan growth through investment repayments.
Interest expense on interest-bearing liabilities decreased by $3.4 million year-over-year due to a decline of 77 basis points in the cost of interest-bearing liabilities. The impact of a significant decline in market interest rates was partially offset by the average balance of interest-bearing deposits increasing by $48.9 million and the average balance of total borrowings increasing by $155.7 million. The increase in these balances was due primarily to the SBA PPP loans originated during the nine months ended September 30, 2020. During the second quarter of June 30, 2020, the Company obtained funding through the Federal Reserve’s Paycheck Protection Program Liquidity Facility ("PPPLF"), which had an average balance of $68.5 million during the three months ended September 30, 2020. The balance of deposits and borrowings associated with the SBA PPP loans are expected to decline significantly into the first half of 2021 as the funds are drawn by the borrowers and the loans are forgiven by the SBA.
Provision for Loan Losses
Asset quality trends continue to be solid with a low level of charge-offs and nonperforming loans. The provision for loan losses totaled $2.2 million for the three months ended September 30, 2020 compared with $300 thousand for the same period in 2019. The provision recorded in the three months ended September 30, 2020 was driven by an increase in qualitative factor assumptions as a result of the COVID-19 pandemic. Due to continuing uncertainty in the external environment, management increased the qualitative factors for certain commercial loan segments in the Bank’s allowance for loan loss analysis in the three months ended September 30, 2020. Net recoveries in the three months ended September 30, 2020 totaled $8 thousand, as compared to $49 thousand of net recoveries in the comparable prior year period. Nonperforming loans were 0.39% of gross loans at September 30, 2020, compared with 0.65% of gross loans at December 31, 2019. Nonperforming loans decreased by $2.8 million from December 31, 2019 to September 30, 2020 due primarily to a measurement period adjustment for the transfer of a $2.6 million loan from the Hamilton acquisition into the PCI pool during the three months ended March 31, 2020.
Additional information is included in the "Credit Risk Management" section herein.

Noninterest Income
The following table compares noninterest income for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		$ Change	% Change
	2020	2019	2020-2019	2020-2019
Service charges on deposit accounts	$684	$918	$(234)	(25)%
Interchange income	900	843	57	7%
Other service charges, commissions and fees	168	193	(25)	(13)%
Swap fees	95	629	(534)	—%
Trust and investment management income	1,713	1,892	(179)	(9)%
Brokerage income	751	654	97	15%
Mortgage banking activities	1,985	623	1,362	219%
Income from life insurance	543	479	64	13%
Other income	35	44	(9)	(20)%
Subtotal before securities (losses) gains	6,874	6,275	599	10%
Investment securities (losses) gains	(13)	2,328	(2,341)	(101)%
Total noninterest income	$6,861	$8,603	$(1,742)	(20)%

The following factors contributed to the more significant changes in noninterest income between the three months ended September 30, 2020 and 2019:
•Service charges on deposit accounts decreased by $234 thousand due primarily to waivers of ATM fees in response to the COVID-19 pandemic and reductions in overdraft charges from lower deposit account usage during the three months ended September 30, 2020 due to the pandemic.
•In the three months ended September 30, 2020, the Company recognized $534 thousand less of swap fee income than in the three months ended September 30, 2019. Swap fee income fluctuates based on the number of transactions entered into in a period.
•Mortgage banking income increased by $1.4 million. Refinance activity remained strong in the three months ended September 30, 2020 due to the decrease in interest rates, and the gain on sale margin increased. Mortgage loans sold in the three months ended September 30, 2020 totaled $72.8 million compared with $34.4 million in the three months ended September 30, 2019. In addition, there was an increase of $157 thousand in the fair value of interest rate lock commitments in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. During the three months ended September 30, 2020, the Company recorded an MSR impairment charge of $166 thousand driven by significant market interest rate reductions caused by the COVID-19 pandemic, partially offsetting the mortgage gains.
•Trust and investment management income declined by $179 thousand from the three months ended September 30, 2019 to the three months ended September 30, 2020 due primarily to the overall market decline caused by the COVID-19 pandemic.
•During the three months ended September 30, 2020, the Company recorded net investment securities losses of $13 thousand due to the change in the value of an equity security. There were no investment sales during this period. The Company recognized net investment securities gains of $2.3 million in 2019 as opportunities became available to reposition part of the investment portfolio under asset/liability management strategies or to improve responsiveness of the portfolio to interest rate conditions, while also considering funding requirements of anticipated lending activity.

Noninterest Expenses
The following table compares noninterest expenses for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		$ Change	% Change
	2020	2019	2020-2019	2020-2019
Salaries and employee benefits	$10,695	$10,489	$206	2.0%
Occupancy	1,231	1,133	98	8.6%
Furniture and equipment	1,203	1,252	(49)	(3.9)%
Data processing	958	830	128	15.4%
Automated teller machine and interchange fees	278	270	8	3.0%
Advertising and bank promotions	197	279	(82)	(29.4)%
FDIC insurance	230	(9)	239	(2655.6)%
Other professional services	603	814	(211)	(25.9)%
Directors' compensation	214	228	(14)	(6.1)%
Taxes other than income	453	306	147	48.0%
Intangible asset amortization	357	486	(129)	(26.5)%
Merger related and branch consolidation expenses	1,310	471	839	178.1%
Other operating expenses	1,536	1,591	(55)	(3.5)%
Total noninterest expenses	$19,265	$18,140	$1,125	6.2%

The following factors contributed to the more significant changes in noninterest expenses between the three months ended September 30, 2020 and 2019:
•The increase in salaries and employee benefits partially reflected $115 thousand of severance costs recorded in the three months ended September 30, 2020. In addition, the increase included the impact of our overall expansion efforts and incremental expense for additional share-based compensation awards granted in 2020, net of the benefit of forfeitures.
•Advertising and bank promotions decreased by $82 thousand due primarily to targeted campaigns in the prior year which did not recur in 2020, as well as reduced marketing efforts in 2020 due to the COVID-19 pandemic.
•FDIC insurance expense increased by $239 thousand. This reflects credits received in the third quarter of 2019 that offset the Bank's second quarter 2019 FDIC assessment. The FDIC's assessment regulations provide that, for banks with consolidated total assets under $10 billion, after the reserve ratio reaches 1.38% (and provided that it remains at least 1.38%), the FDIC will automatically apply credits to reduce regular deposit insurance assessments up to the full amount of their assessments or the full amount of their credits, whichever is less. The reserve ratio reached 1.40% on June 30, 2019. Therefore, credits were first applied during the third quarter of 2019. The final credit was applied as of the March 31, 2020 payment as the reserve ratio was sufficiently maintained.
•Other professional services decreased by $211 thousand due to non-recurring consulting expenses incurred in the prior year period.
•The Company incurred $1.3 million in costs related to the consolidation of six branches and three loan production offices announced in the third quarter of 2020. The three months ended September 30, 2019 includes $471 thousand of costs associated with the Hamilton merger.
•Other line items within noninterest expenses showed fluctuations between 2020 and 2019 attributable to normal business operations and the impact of acquisitions.

Income Tax Expense
Income tax expense totaled $1.2 million, an effective tax rate of 19.9%, for the three months ended September 30, 2020, compared with $1.3 million, an effective tax rate of 16.3%, for the three months ended September 30, 2019. The Company’s effective tax rate is less than the 21% federal statutory rate, principally due to tax-free income, which includes interest income on tax-free loans and securities and income from life insurance policies, federal income tax credits, and the impact of non-tax deductible expenses, including merger related expenses. The difference in the effective tax rate from the three months ended September 30, 2019 to the three months ended September 30, 2020 was primarily due to an increase in estimated earnings before income taxes.
Nine months ended September 30, 2020 compared with nine months ended September 30, 2019
Summary
Net income totaled $16.4 million for the nine months ended September 30, 2020 compared with net income of $12.7 million for the same period in 2019. Diluted earnings per share for the nine months ended September 30, 2020 totaled $1.49, compared with $1.23 for the nine months ended September 30, 2019. Net interest income positively influenced results of operations, and totaled $59.9 million for the nine months ended September 30, 2020, a $8.5 million increase compared with 2019. Noninterest income, excluding investment securities gains, totaled $21.2 million for the nine months ended September 30, 2020 compared with $16.8 million in 2019. Investment securities losses totaled $44 thousand in the nine months ended September 30, 2020, compared with net gains of $4.7 million for the same period in 2019. Noninterest expenses totaled $56.0 million and $57.6 million for the nine months ended September 30, 2020 and 2019, respectively.
The comparability of operating results for 2020 with 2019 have generally been impacted by the Hamilton acquisition completed on May 1, 2019 and the SBA PPP loans originated in the nine months ended September 30, 2020.
Net Interest Income
Net interest income increased by $8.5 million, from $51.4 million to $59.9 million, for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019. Interest income on loans increased by $8.6 million, from $55.0 million to $63.6 million, securities interest income decreased $3.2 million, from $12.7 million to $9.5 million, and total interest expense decreased $4.3 million from $17.6 million to $13.3 million, in comparing the nine months ended September 30, 2020 with the nine months ended September 30, 2019.

The following table presents net interest income, net interest spread and net interest margin for the nine months ended September 30, 2020 and 2019 on a taxable-equivalent basis:

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$27,315	$101	0.49%	$70,020	$1,232	2.35%
Securities (1)	496,977	9,797	2.63	497,949	13,219	3.55
Loans (1)(2)(3)	1,899,186	63,940	4.50	1,454,468	55,360	5.09
Total interest-earning assets	2,423,478	73,838	4.07	2,022,437	69,811	4.62
Other assets	193,057			169,308
Total	$2,616,535			$2,191,745
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$1,113,740	4,100	0.49	$907,911	6,117	0.90
Savings deposits	160,133	194	0.16	144,825	232	0.21
Time deposits (4)	466,032	5,853	1.68	539,385	8,053	2.00
Securities sold under agreements to repurchase	17,395	72	0.55	8,708	85	1.31
FHLB Advances and other	194,197	1,604	1.10	98,451	1,640	2.23
Subordinated notes	31,867	1,504	6.29	31,843	1,486	6.24
Total interest-bearing liabilities	1,983,364	13,327	0.90	1,731,123	17,613	1.36
Noninterest-bearing demand deposits	373,614			230,056
Other	35,874			30,286
Total Liabilities	2,392,852			1,991,465
Shareholders’ Equity	223,683			200,280
Total	$2,616,535			$2,191,745
Taxable-equivalent net interest income /net interest spread		60,511	3.17%		52,198	3.25%
Taxable-equivalent net interest margin			3.34%			3.45%
Taxable-equivalent adjustment		(633)			(845)
Net interest income		$59,878			$51,353

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balances include nonaccrual loans.
(3)	Interest income on loans includes prepayment and late fees.
(4)	For the nine months ended September 30, 2019, expenses associated with the early redemption of brokered time deposits totaled $0.2 million, and increased the cost of funds by five basis points.

For the nine months ended September 30, 2020, taxable-equivalent basis net interest income increased by $8.3 million compared with the nine months ended September 30, 2019. The increase reflected an increase of $401.0 million in average interest-earning assets partially offset by an increase of $252.2 million in average interest-bearing liabilities from the nine months ended September 30, 2019 to the nine months ended September 30, 2020. These balances increased primarily due to the SBA PPP loans originated in the nine months ended September 30, 2020, as well as loans acquired from Hamilton on May 1, 2019.
Taxable-equivalent interest income earned on loans increased by $8.6 million year-over-year. The $444.7 million increase in average loan balance year-over-year reflects four extra months of Hamilton loans in the nine months ended September 30, 2020 as compared to the same prior year period. In addition, SBA PPP loans averaged $274.4 million during the nine months ended September 30, 2020 as compared to $0 in the nine months ended September 30, 2019. There was an offsetting decrease in residential mortgage loans during the period due to significant refinance activity resulting from the low interest rate environment. For the nine months ended September 30, 2020, interest income on loans includes $4.0 million of net deferred fees recognized associated with the SBA PPP loans. A total of $13.5 million in net deferred fees were recorded for these loans to be recognized over the life of the loans, which is between two and five years. The yield on loans was 4.50% for the nine months ended September 30, 2020 as compared to 5.09% for the nine months ended September 30, 2019. This decline reflects a reduction in market interest rates on variable rate loans in the portfolio, as well as a lower yield on the SBA PPP loans, which contributed to 13 basis points of the decline. Accretion of purchase accounting adjustments was $2.5 million for the nine months ended September 30, 2020 as compared to $1.8 million for the nine months ended September 30, 2019. The nine months ended September 30, 2020 and 2019 included $1.4 million and $1.1 million, respectively, of accelerated accretion related to the payoff of purchased credit impaired loans.
Taxable-equivalent securities interest income decreased by $3.4 million year-over-year, with the taxable equivalent yield decreasing from 3.55% for the nine months ended September 30, 2019 to 2.63% for the nine months ended September 30, 2020. The 92 basis point decrease in taxable-equivalent yield on securities reflected the decreased interest rate environment between years and certain repositioning within the portfolio under the Company's asset/liability management strategies. The impact of the interest rate decline was partially offset by a decrease of $1.0 million in the average balance of securities from the nine months ended September 30, 2019 to the nine months ended September 30, 2020. As the Bank continues to execute its plan to grow relationship loans, it will work to reduce its investment portfolio to fund some of this loan growth through investment repayments.
Interest expense on deposits and borrowings decreased by $4.3 million year-over-year, with the average balance of interest-bearing deposits increasing by $147.8 million and the average balance of total borrowings increasing by $104.5 million. The increase in these balances was due primarily to the SBA PPP loans originated during the nine months ended September 30, 2020. During the nine months ended September 30, 2020, the Company obtained funding through the PPPLF with an average balance of $23.9 million during the nine months ended September 30, 2019. The balance of deposits and borrowings associated with the SBA PPP loans are expected to decline significantly into the first half of 2021 as the funds are drawn by the borrowers and the loans are forgiven by the SBA.
Provision for Loan Losses
Asset quality trends continue to be solid with a low level of charge-offs and nonperforming loans. The provision for loan losses totaled $5.0 million for the nine months ended September 30, 2020 compared with $900 thousand for the same period in 2019. The provision recorded in the nine months ended September 30, 2020 was driven by an increase in qualitative factor assumptions as a result of the COVID-19 pandemic. Net recoveries in the nine months ended September 30, 2020 totaled $45 thousand, as compared to net charge-offs of $105 thousand in the comparable prior year period. Nonperforming loans were 0.39% of gross loans at September 30, 2020, compared with 0.65% of gross loans at December 31, 2019. Nonperforming loans decreased by $2.8 million from December 31, 2019 to September 30, 2020 due primarily to a measurement period adjustment for the transfer of a $2.6 million loan from the Hamilton acquisition into the PCI pool during the nine months ended September 30, 2020.
Additional information is included in the "Credit Risk Management" section herein.

Noninterest Income
The following table compares noninterest income for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		$ Change	% Change
	2020	2019	2020-2019	2020-2019
Service charges on deposit accounts	$2,085	$2,508	$(423)	(17)%
Interchange income	2,507	2,422	85	4%
Other service charges, commissions and fees	473	583	(110)	(19)%
Swap fees	527	629	(102)	—%
Trust and investment management income	5,049	5,399	(350)	(6)%
Brokerage income	2,069	1,804	265	15%
Mortgage banking activities	3,926	1,743	2,183	125%
Gain on sale of portfolio loans	2,803	—	2,803	—%
Income from life insurance	1,615	1,505	110	7%
Other income	118	188	(70)	(37)%
Subtotal before securities (losses) gains	21,172	16,781	4,391	26%
Investment securities (losses) gains	(44)	4,731	(4,775)	(101)%
Total noninterest income	$21,128	$21,512	$(384)	(2)%
The following factors contributed to the more significant changes in noninterest income between the nine months ended September 30, 2020 and 2019:
•Service charges on deposit accounts decreased due primarily to waivers of ATM fees in response to the COVID-19 pandemic and reductions in overdraft charges from lower deposit account usage during the nine months ended September 30, 2020 due to the pandemic.
•Mortgage banking income increased by $2.2 million. Refinance activity was strong in the second and third quarters of 2020 due to the decrease in interest rates, and the gain on sale margin increased. Loans sold in the nine months ended September 30, 2020 totaled $144.5 million compared with $109.1 million in the nine months ended September 30, 2019. In addition, there was an increase of $1.0 million in the fair value of interest rate lock commitments in the nine months ended September 30, 2020. The Company began recognizing this income in the fourth quarter of 2019. During the nine months ended September 30, 2020, the Company recorded MSR impairment charges totaling $986 thousand driven by significant market interest rate reductions caused by the COVID-19 pandemic, partially offsetting the mortgage gains.
•During the nine months ended September 30, 2020, the Bank recorded $2.8 million in gains due to the sale of $10.9 million of classified loans for net gains of $2.5 million, and the sale of an $11.0 million portfolio of recreational vehicle loans for a gain of $314 thousand.
•During the nine months ended September 30, 2020, the Company recorded net investment securities losses of $44 thousand due to the decrease in the value of an equity security. The Company recognized net investment securities gains of $4.7 million in 2019 as opportunities became available to reposition part of the investment portfolio under asset/liability management strategies or to improve responsiveness of the portfolio to interest rate conditions, while also considering funding requirements of anticipated lending activity.

Noninterest Expenses
The following table compares noninterest expenses for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		$ Change	% Change
	2020	2019	2020-2019	2020-2019
Salaries and employee benefits	$32,352	$28,088	$4,264	15.2%
Occupancy	3,480	3,200	280	8.8%
Furniture and equipment	3,569	3,415	154	4.5%
Data processing	2,620	2,658	(38)	(1.4)%
Automated teller machine and interchange fees	778	744	34	4.6%
Advertising and bank promotions	1,153	1,348	(195)	(14.5)%
FDIC insurance	491	397	94	23.7%
Other professional services	2,340	2,078	262	12.6%
Directors' compensation	679	725	(46)	(6.3)%
Taxes other than income	904	926	(22)	(2.4)%
Intangible asset amortization	1,224	1,096	128	11.7%
Merger related and branch consolidation expenses	1,310	7,976	(6,666)	(83.6)%
Insurance claim receivable (recovery) write off	(486)	615	(1,101)	(179.0)%
Other operating expenses	5,586	4,327	1,259	29.1%
Total noninterest expenses	$56,000	$57,593	$(1,593)	(2.8)%

The following factors contributed to the more significant changes in noninterest expenses between the nine months ended September 30, 2020 and 2019:
•Expanded operations with the addition of employees and branches from the Hamilton acquisition in May 2019.
•The increase in salaries and employee benefits principally reflected employees added in the Hamilton acquisition and prior year additions to the Bank’s commercial lending team. In addition, the increase included the impact of annual merit increases, and incremental expense for additional share-based compensation awards granted in 2020, net of the benefit of forfeitures.
•Occupancy and furniture and equipment costs reflected the Hamilton branches acquired.
•Advertising and bank promotions decreased by $195 thousand due primarily to due primarily to targeted campaigns in the prior year which did not recur in 2020, as well as reduced marketing efforts in 2020 due to the COVID-19 pandemic.
•Other professional services increased by $262 thousand due to legal costs incurred in the nine months ended September 30, 2020 in connection with the SEPTA litigation.
•Intangible asset amortization increased principally due to amortization of core deposit intangibles recorded in the Hamilton acquisition.
•The Company recorded $1.3 million of expenses in the three months ended September 30, 2020 associated with the announced consolidation of six branch locations and three loan production offices. The Company incurred merger related expenses in the nine months ended September 30, 2019 for data processing contract termination costs, employee contract termination costs and legal and consulting fees for the Hamilton acquisition. System conversion expenses were also recorded for the Mercersburg acquisition in the first quarter of 2019.
•In the nine months ended September 30, 2019, the Company incurred a $615 thousand expense to write off an insurance claim receivable from a 2018 cyber security incident. During the nine months ended September 30, 2020, $486 thousand of this expense was recovered through refunds received from the insurance company.
•Other operating expenses increased by $1.3 million due primarily to $724 thousand in expenses associated with the sale of a property in the third quarter of 2020, an increase of $172 thousand in the reserve for unfunded commitments due to increased qualitative factors and an impairment charge of $152 thousand on a customer list intangible asset due to the discontinuance of Wheatland Advisors, Inc., effective July 31, 2020, during the nine months ended September 30, 2020.

•Other line items within noninterest expenses showed fluctuations between 2020 and 2019 attributable to normal business operations and the impact of acquisitions.
Income Tax Expense
Income tax expense totaled $3.6 million, an effective tax rate of 17.9%, for the nine months ended September 30, 2020, compared with $1.7 million, an effective tax rate of 11.7%, for the nine months ended September 30, 2019. The Company’s effective tax rate is less than the 21% federal statutory rate, principally due to tax-free income, which includes interest income on tax-free loans and securities and income from life insurance policies, federal income tax credits, and the impact of non-tax deductible expenses, including merger related expenses. The Company recorded a tax benefit of $185 thousand during the nine months ended September 30, 2019, related to a favorable tax law clarification concerning the treatment of life insurance assets of an acquired entity. In the prior year period, the Company also recorded a tax benefit of $334 thousand related to an increase in its deferred state income tax asset for the effect of the state tax rate change resulting from the Hamilton acquisition. These tax benefits had the effect of lowering the effective tax rate for the six months ended June 30, 2019 by approximately 3.6%. The remaining difference in the effective tax rate from the nine months ended September 30, 2019 to the nine months ended September 30, 2020 was due to an increase in estimated earnings before income taxes.

FINANCIAL CONDITION
Management devotes substantial time to overseeing the investment of funds in loans and securities and the formulation of policies directed toward the profitability and management of the risks associated with these investments.
Investment Securities
The Company utilizes investment securities to manage interest rate risk, to enhance income through interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. At September 30, 2020, investment securities totaled $478.3 million, a decrease of $12.6 million, from the $490.9 million balance at December 31, 2019. The balance of investment securities included net unrealized losses of $188 thousand at September 30, 2020 as compared to net unrealized losses of $607 thousand at December 31, 2019. This increase reflects market improvement throughout 2020 despite the significant reduction in market rates in the nine months ended September 30, 2020, resulting from market uncertainty related to the COVID-19 pandemic.
In the nine months ended September 30, 2020, the Company realized net losses totaling $44 thousand due to a market value adjustment to an equity security, compared to net investment security gains of $4.7 million for the nine months ended September 30, 2019.
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
The following table presents the loan portfolio, excluding residential LHFS, by segment and class at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Commercial real estate:
Owner occupied	$166,623	$170,884
Non-owner occupied	403,138	361,050
Multi-family	110,153	106,893
Non-owner occupied residential	111,958	120,038
Acquisition and development:
1-4 family residential construction	9,627	15,865
Commercial and land development	37,850	41,538
Commercial and industrial (1)	690,330	214,554
Municipal	28,867	47,057
Residential mortgage:
First lien	273,149	336,372
Home equity - term	11,108	14,030
Home equity - lines of credit	158,106	165,314
Installment and other loans	28,961	50,735
	$2,029,870	$1,644,330
(1) This balance includes $458.1 million and $0 of SBA PPP loans at September 30, 2020 and December 31, 2019, respectively.

Total loans grew by $385.5 million from December 31, 2019 to September 30, 2020. This increase is due primarily to the origination of SBA PPP loans during the nine months ended September 30, 2020. These loans, net of deferred fees, totaled $458.1 million at September 30, 2020. This increase was partially offset by a reduction in residential mortgage loans due to significant refinancing activity. In addition, the Company sold $10.9 million in classified loans and $11.0 million of acquired recreational vehicle loans during the nine months ended September 30, 2020.
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

The following table presents the Company’s risk elements, including the aggregate balances of nonaccrual loans, restructured loans still accruing, loans past due 90 days or more, and OREO as of September 30, 2020 and December 31, 2019. Relevant asset quality ratios are also presented.

	September 30, 2020	December 31, 2019
Nonaccrual loans	$7,899	$10,657
OREO	—	197
Total nonperforming assets	7,899	10,854
Restructured loans still accruing	945	979
Loans past due 90 days or more and still accruing	520	2,232
Total nonperforming and other risk assets	$9,364	$14,065
Loans 30-89 days past due	$2,924	$17,527
Asset quality ratios:
Total nonperforming loans to total loans	0.39%	0.65%
Total nonperforming assets to total assets	0.28%	0.46%
Total nonperforming assets to total loans and OREO	0.39%	0.66%
Total risk assets to total loans and OREO	0.46%	0.86%
Total risk assets to total assets	0.34%	0.59%
ALL to total loans	0.97%	0.89%
ALL to nonperforming loans	249.72%	137.52%
ALL to nonperforming loans and restructured loans still accruing	223.03%	125.95%

Total nonperforming and other risk assets decreased by $4.7 million, or 33.4%, from December 31, 2019 to September 30, 2020. The principal driver for this decrease is a measurement period adjustment for the transfer of a $2.6 million loan from the Hamilton acquisition into the PCI pool during the nine months ended September 30, 2020. In addition, loans past due 90 days and still accruing decreased by $1.7 million due primarily to loans sold from the portfolio in the nine months ended September 30, 2020.
The following table presents detail of impaired loans at September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
	Nonaccrual Loans	Restructured Loans Still Accruing	Total	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$3,313	$28	$3,341	$5,842	$30	$5,872
Multi-family	74	—	74	345	—	345
Non-owner occupied residential	275	—	275	235	—	235
Acquisition and development:
Commercial and land development	837	—	837	—	—	—
Commercial and industrial	755	—	755	1,763	—	1,763
Residential mortgage:
First lien	1,927	908	2,835	1,659	931	2,590
Home equity - term	11	—	11	13	—	13
Home equity - lines of credit	687	9	696	715	18	733
Installment and other loans	20	—	20	85	—	85
	$7,899	$945	$8,844	$10,657	$979	$11,636

The following table presents our exposure to borrowers with impaired loans, partial charge-offs taken to date and specific reserves established on the borrowing relationships at September 30, 2020 and December 31, 2019. Of the relationships deemed to be impaired at September 30, 2020, one had a recorded balance in excess of $1.0 million, and 67, or 42.9%, of total impaired loans, had recorded balances of less than $250 thousand.

	# of Relationships	Recorded Investment	Partial Charge-offs to Date	Specific Reserves
September 30, 2020
Relationships greater than $1,000,000	1	$2,764	$—	$—
Relationships greater than $500,000 but less than $1,000,000	1	689	17	—
Relationships greater than $250,000 but less than $500,000	5	1,595	242	—
Relationships less than $250,000	67	3,796	459	35
	74	$8,844	$718	$35
December 31, 2019
Relationships greater than $1,000,000	2	$5,218	$—	$—
Relationships greater than $500,000 but less than $1,000,000	2	1,516	17	—
Relationships greater than $250,000 but less than $500,000	3	980	—	—
Relationships less than $250,000	68	3,922	781	36
	75	$11,636	$798	$36
The Company takes partial charge-offs on collateral-dependent loans when carrying value exceeds estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. Impairment reserves remain in place if updated appraisals are pending, and represent management’s estimate of potential loss.
Internal loan reviews are completed annually on all commercial relationships with a committed loan balance in excess of $1.0 million, which includes confirmation of risk rating by an independent credit officer. In addition, all relationships greater than $500 thousand rated Substandard, Doubtful or Loss are reviewed and corresponding risk ratings are reaffirmed by the Bank's Problem Loan Committee, with subsequent reporting to the Management ERM Committee.
In its individual loan impairment analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve include an evaluation of the outstanding loan balance and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships at September 30, 2020. However, over time, additional information may result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
In an effort to assist clients which were negatively impacted by the COVID-19 pandemic, the Bank offered various mitigation options, including a loan payment deferral program. Under this program, most commercial deferrals were for a 90-day period, while most consumer deferrals were for a 180-day period. As of September 30, 2020, the Company had loan deferrals under this program for commercial and consumer clients with a total loan balance of $61.6 million and $16.8 million, respectively. In accordance with the revised Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus issued on April 7, 2020, these deferrals are exempt from TDR status as they meet the specified requirements. Below is a summary of select loan concentrations and the deferrals within those categories at September 30, 2020.
The following table summarizes COVID-19 related modifications, including deferrals and forbearances:

Loan Type	Amount of Loans		Percent of Non-PPP Loans
	September 30, 2020	June 30, 2020	September 30, 2020	June 30, 2020
Commercial	$61,597	$218,060	5.6%	20.0%
Consumer Portfolio Loans	16,845	21,209	3.6	4.2
Total Loans	$78,442	$239,269	5.0%	15.1%

The following table summarizes COVID-19 related deferral balances within certain industry segments at September 30, 2020:

Industry Segment	Balance	% of Total non-PPP Loans	$ Non-PPP Segment Total	% of non-PPP Segment
Hotel/Motel	$22,288	1.4%	$48,559	45.9%
Restaurant/Bar	7,229	0.5	31,817	22.7
Multi-Family CRE	16,613	1.1	110,417	15.1
Strip Center/Retail	—	—	51,402	—
Senior Housing	—	—	42,508	—

The Company’s OREO balance was $0 at September 30, 2020. The balance of $197 thousand at December 31, 2019 consisted of two commercial and one residential properties. All OREO properties are carried at the lower of cost or fair value, less costs to dispose.
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

The following table summarizes the Company’s internal risk ratings at September 30, 2020 and December 31, 2019:

	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	PCI Loans	Total
September 30, 2020
Commercial real estate:
Owner occupied	$142,294	$8,654	$7,750	$3,341	$—	$4,584	$166,623
Non-owner occupied	347,253	55,552	—	—	—	333	403,138
Multi-family	88,896	20,530	653	74	—	—	110,153
Non-owner occupied residential	105,159	3,678	1,455	275	—	1,391	111,958
Acquisition and development:
1-4 family residential construction	9,341	286	—	—	—	—	9,627
Commercial and land development	35,818	662	533	837	—	—	37,850
Commercial and industrial	660,538	16,724	9,439	755	—	2,874	690,330
Municipal	28,867	—	—	—	—	—	28,867
Residential mortgage:
First lien	264,761	—	—	2,835	—	5,553	273,149
Home equity - term	11,009	—	70	11	—	18	11,108
Home equity - lines of credit	157,206	170	34	696	—	—	158,106
Installment and other loans	28,868	—	—	20	—	73	28,961
	$1,880,010	$106,256	$19,934	$8,844	$—	$14,826	$2,029,870
December 31, 2019
Commercial real estate:
Owner occupied	$151,161	$4,513	$3,163	$5,872	$—	$6,175	$170,884
Non-owner occupied	342,753	17,152	—	—	—	1,145	361,050
Multi-family	100,361	4,822	682	345	—	683	106,893
Non-owner occupied residential	111,697	4,534	1,115	235	—	2,457	120,038
Acquisition and development:
1-4 family residential construction	15,865	—	—	—	—	—	15,865
Commercial and land development	39,939	206	1,393	—	—	—	41,538
Commercial and industrial	198,951	1,133	8,899	1,763	—	3,808	214,554
Municipal	42,649	4,408	—	—	—	—	47,057
Residential mortgage:
First lien	323,040	978	—	2,590	—	9,764	336,372
Home equity - term	13,774	74	149	13	—	20	14,030
Home equity - lines of credit	164,469	74	38	733	—	—	165,314
Installment and other loans	50,497	—	—	85	—	153	50,735
	$1,555,156	$37,894	$15,439	$11,636	$—	$24,205	$1,644,330

Potential problem loans are defined as performing loans which have characteristics that cause management concern over the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming loans in the future. Generally, management feels that Substandard loans that are currently performing and not considered impaired result in some doubt as to the borrower’s ability to continue to perform under the terms of the loan, and represent potential problem loans. Additionally, the Special Mention classification is intended to be a temporary classification reflective of loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Company’s position at some future date. Special Mention loans represent an elevated risk, but their weakness does not yet justify a more severe, or classified, rating. These loans require inquiry by lenders on the cause of the potential weakness and, once analyzed, the loan classification may be downgraded to Substandard or, alternatively, could be upgraded to Pass. Special Mention loans increased by $68.4 million from December 31, 2019 to September 30, 2020 due to commercial loan downgrades, primarily in the hospitality industry, as a result of the significant economic impact of the COVID-19 pandemic.
The following table summarizes activity in the ALL for the nine months ended September 30, 2020 and 2019:

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
September 30, 2020
Balance, beginning of period	$9,347	$1,069	$2,916	$75	$13,407	$3,552	$386	$3,938	$172	$17,517
Provision for loan losses	1,520	(219)	963	(19)	2,245	(71)	18	(53)	8	2,200
Charge-offs	(3)	—	(193)	—	(196)	—	(31)	(31)	—	(227)
Recoveries	171	—	45	—	216	6	13	19	—	235
Balance, end of period	$11,035	$850	$3,731	$56	$15,672	$3,487	$386	$3,873	$180	$19,725
September 30, 2019
Balance, beginning of period	$6,847	$1,008	$2,120	$94	$10,069	$3,734	$209	$3,943	$448	$14,460
Provision for loan losses	465	(188)	269	(1)	545	27	50	77	(322)	300
Charge-offs	—	—	(50)	—	(50)	(24)	(49)	(73)	—	(123)
Recoveries	111	—	33	—	144	5	23	28	—	172
Balance, end of period	$7,423	$820	$2,372	$93	$10,708	$3,742	$233	$3,975	$126	$14,809
Nine Months Ended
September 30, 2020
Balance, beginning of period	$7,634	$959	$2,356	$100	$11,049	$3,147	$319	$3,466	$140	$14,655
Provision for loan losses	2,780	(117)	1,875	(44)	4,494	329	162	491	40	5,025
Charge-offs	(3)	—	(689)	—	(692)	(109)	(117)	(226)	—	(918)
Recoveries	624	8	189	—	821	120	22	142	—	963
Balance, end of period	$11,035	$850	$3,731	$56	$15,672	$3,487	$386	$3,873	$180	$19,725
September 30, 2019
Balance, beginning of period	$6,876	$817	$1,656	$98	$9,447	$3,753	$244	$3,997	$570	$14,014
Provision for loan losses	347	1	753	(5)	1,096	184	64	248	(444)	900
Charge-offs	(25)	—	(140)	—	(165)	(295)	(121)	(416)	—	(581)
Recoveries	225	2	103	—	330	100	46	146	—	476
Balance, end of period	$7,423	$820	$2,372	$93	$10,708	$3,742	$233	$3,975	$126	$14,809

The ALL at September 30, 2020, increased by $5.1 million from December 31, 2019, reflecting the $5.0 million provision for loan losses during the nine months ended September 30, 2020. The provision for loan losses increased in the nine months ended September 30, 2020 as a result of qualitative factor adjustments for the impact of the COVID-19 pandemic on the Bank’s loan portfolio and commercial loan downgrades. Net recoveries totaled $8 thousand and $45 thousand for the three and nine months ended September 30, 2020, respectively, compared with net charge-offs of $49 thousand and $105 thousand, respectively, for the same periods in 2019. Classified loans totaled $28.8 million at September 30, 2020, or 1.4% of total loans outstanding, and increased from $27.1 million at December 31, 2019, or 1.6% of loans outstanding. The asset quality ratios previously noted are indicative of the continued benefit the Company has received from favorable historical charge-off statistics and generally stable economic and market conditions for the last few years, even while the loan portfolio has been growing. Recent loan growth trends, as well as concerns regarding the COVID-19 pandemic, contributed to management's determination that an increased provision for loan losses was required to maintain an adequate ALL, with an ALL to total loans ratio of 0.97% at September 30, 2020 as compared to 0.89% at December 31, 2019. Excluding SBA loans, which are 100% guaranteed, the ALL to total loans was 1.3% at September 30, 2020. The ALL plus purchase accounting marks to unguaranteed loans was 1.9% at September 30, 2020 and 2.0% at December 31, 2019.

Despite generally favorable historical charge-off data, the impact of the COVID-19 pandemic on economic conditions may result in the need for additional provisions for loan losses in future quarters.
The following table summarizes the ending loan balances individually or collectively evaluated for impairment based on loan type, as well as the ALL allocation for each, at September 30, 2020 and December 31, 2019, including PCI loans:

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
September 30, 2020
Loans allocated by:
Individually evaluated for impairment	$3,690	$837	$755	$—	$5,282	$3,542	$20	$3,562	$—	$8,844
Collectively evaluated for impairment	788,182	46,640	689,575	28,867	1,553,264	438,821	28,941	467,762	—	2,021,026
	$791,872	$47,477	$690,330	$28,867	$1,558,546	$442,363	$28,961	$471,324	$—	$2,029,870
ALL allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$35	$—	$35	$—	$35
Collectively evaluated for impairment	11,035	850	3,731	56	15,672	3,452	386	3,838	180	19,690
	$11,035	$850	$3,731	$56	$15,672	$3,487	$386	$3,873	$180	$19,725
December 31, 2019
Loans allocated by:
Individually evaluated for impairment	$6,452	$—	$1,763	$—	$8,215	$3,336	$85	$3,421	$—	$11,636
Collectively evaluated for impairment	752,413	57,403	212,791	47,057	1,069,664	512,380	50,650	563,030	—	1,632,694
	$758,865	$57,403	$214,554	$47,057	$1,077,879	$515,716	$50,735	$566,451	$—	$1,644,330
ALL allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$36	$—	$36	$—	$36
Collectively evaluated for impairment	7,634	959	2,356	100	11,049	3,111	319	3,430	140	14,619
	$7,634	$959	$2,356	$100	$11,049	$3,147	$319	$3,466	$140	$14,655

In addition to the specific reserve allocations on impaired loans noted previously, 15 loans, with aggregate outstanding principal balances of $1.6 million, have had cumulative partial charge-offs to the ALL totaling $718 thousand at September 30, 2020. As updated appraisals are received on collateral-dependent loans, partial charge-offs are taken to the extent the loans’ principal balance exceeds their fair value.
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
The unallocated portion of the ALL reflects estimated inherent losses within the portfolio that have not been detected, as well as the risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the ALL totaled $180 thousand, or 0.9% of the ALL balance, at September 30, 2020 compared with $140 thousand, or 1.0% of the ALL balance at December 31, 2019. The Company monitors the unallocated portion of the

ALL and, by policy, has determined it should not exceed 6% of the total reserve. Future negative provisions for loan losses may result if the unallocated portion was to increase, and management determined the reserves were not required for the anticipated risk in the portfolio.
Management believes the Company’s ALL is adequate based on currently available information. Future adjustments to the ALL and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.
Deposits
Deposits totaled $2.3 billion at September 30, 2020, an increase of $404.0 million, or 21.5%, from $1.9 billion at December 31, 2019.
Noninterest-bearing deposits increased by $159.6 million, or 64.0%, from December 31, 2019 to September 30, 2020. Interest-bearing deposits totaled $1.9 billion at September 30, 2020, an increase of $244.4 million, or 15.0% from the $1.6 billion balance at December 31, 2019.
The Company continues to increase both noninterest-bearing and interest-bearing deposit relationships from its enhanced treasury management offerings as it increases its commercial relationships. Deposit growth in the first nine months of 2020 was principally due to clients seeking a safe haven for their deposits during the COVID-19 pandemic and the high usage of checking accounts for SBA PPP loan funds. As the SBA PPP clients utilize their borrowings to fund operations, the associated deposits are expected to decline.
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
Shareholders’ equity totaled $232.8 million at September 30, 2020, an increase of $9.6 million, or 4.3%, from $223.2 million at December 31, 2019. The increase was primarily attributable to net income totaling $16.4 million for the nine months ended September 30, 2020. This increase was partially offset by an increase in accumulated other comprehensive loss from changes in net unrealized gains and losses in securities available for sale, net of tax, which increased by $332 thousand from December 31, 2019 to September 30, 2020 due to declining interest rates and market uncertainty resulting from the COVID-19 pandemic. Accumulated other comprehensive loss also included $1.3 million in losses on cash flow hedges, net of tax, during the nine months ended September 30, 2020. In addition, there were dividends paid on common stock totaling $5.7 million during the nine months ended September 30, 2020.
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
At September 30, 2020 and December 31, 2019, the Bank was considered well capitalized under applicable banking regulations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Prompt corrective action provisions are not applicable to bank holding companies, including financial holding companies.
Note 10, Shareholders' Equity and Regulatory Capital, to the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1, "Financial Information," includes a table presenting capital amounts and ratios for the Company and the Bank at September 30, 2020 and December 31, 2019.
In addition to the minimum capital ratio requirement and minimum capital ratio to be well capitalized presented in the referenced table in Note 10, the Bank must maintain a capital conservation buffer as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, Item 1 - Business, under the topic Basel III Capital Rules. At September 30, 2020, the Bank's capital conservation buffer, based on the most restrictive Total Capital to risk weighted assets capital ratio, was 6.3%, which is greater than the 2.5% requirement.

Liquidity
The primary function of asset/liability management is to ensure adequate liquidity and manage the Company’s sensitivity to changing interest rates. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities, the sale of mortgage loans and borrowings from the FHLB of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The maximum borrowing capacity from the FHLB is $841.0 million at September 30, 2020.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management policy. Unencumbered investment securities totaled $52.1 million at September 30, 2020. At September 30, 2020, the Company had $153.6 million of investment securities pledged at the FRB Discount Window, with no associated borrowings outstanding.
The Company applied for and received access to the PPPLF, a liquidity facility created by the Federal Reserve for the pledging of PPP loans, to further expand its already robust access to off balance sheet liquidity. Borrowings through the PPPLF facility totaled $70.9 million at September 30, 2020, with SBA PPP loans of the same amount pledged as collateral. The remaining availability to the Company under this facility is $396.8 million at September 30, 2020.
Mergers and Acquisitions
See Note 2, Mergers and Acquisitions, to the Consolidated Financial Statements under Part I, Item 1, "Financial Statements" in this Form 10-Q.
Supplemental Reporting of Non-GAAP Measures
As a result of acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $24.5 million and $27.1 million at September 30, 2020 and December 31, 2019, respectively.
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
The following table presents the computation of each non-GAAP based measure shown together with its most directly comparable GAAP based measure.

	September 30, 2020	December 31, 2019
Tangible Book Value per Common Share
Shareholders' equity	$232,847	$223,249
Less: Goodwill	18,724	19,925
Other intangible assets	5,803	7,180
Related tax effect	(1,219)	(1,508)
Tangible common equity (non-GAAP)	$209,539	$197,652

Common shares outstanding	11,204	11,200
Book value per share (most directly comparable GAAP based measure)	$20.78	$19.93
Intangible assets per share	2.08	2.28
Tangible book value per share (non-GAAP)	$18.70	$17.65

	Three Months Ended September 30,
		2020		2019
Taxable-Equivalent Net Interest Margin (excluding the effect of purchase accounting)
Taxable-equivalent net interest income/margin, as reported		$21,025	3.24%	$18,287	3.30%
Effect of purchase accounting:
Loans	Income	(1,199)	(0.20)%	(879)	(0.17)%
Time deposits	Expenses	16	0.00%	35	(0.01)%
Purchase accounting effect on taxable-equivalent income/ margin		(1,215)	(0.20)%	(914)	(0.18)%
Taxable-equivalent net interest income/margin (excluding the effect of purchase accounting) (non-GAAP)		$19,810	3.04%	$17,373	3.12%

	Nine Months Ended September 30,
		2020		2019
Taxable-Equivalent Net Interest Margin (excluding the effect of purchase accounting)
Taxable-equivalent net interest income/margin, as reported		$60,511	3.34%	$52,198	3.45%
Effect of purchase accounting:
Loans	Income	(3,701)	(0.22)%	(2,517)	(0.19)%
Time deposits	Expenses	68	(0.01)%	50	0.00%
Purchase accounting effect on taxable-equivalent income/ margin		(3,769)	(0.23)%	(2,567)	(0.19)%
Taxable-equivalent net interest income/margin (excluding the effect of purchase accounting) (non-GAAP)		$56,742	3.11%	$49,631	3.26%

September 30, 2020
Allowance to unguaranteed loans
Allowance for loan losses	$19,725
Gross loans	$2,029,870
less: SBA guaranteed loans	(459,662)
Unguaranteed loans	$1,570,208

Allowance to unguaranteed loans	1.3%

	September 30, 2020	December 31, 2019
Allowance plus purchase accounting marks to unguaranteed loans:
Allowance for loan losses	$19,725	$14,655
Purchase accounting marks	9,607	18,160
Allowance plus purchase accounting marks	29,332	32,815

Gross loans	2,029,870	1,644,330
less: SBA guaranteed loans	(459,662)	(1,559)
Unguaranteed loans	$1,570,208	$1,642,771

Allowance plus purchase accounting marks to unguaranteed loans:	1.9%	2.0%

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
The simulation analysis results are presented in the Net Interest Income table below. At September 30, 2020 and December 31, 2019, results indicated the Company would be better positioned over the subsequent 12 months in a moderately declining rate environment than it would be if interest rates increased. This is due to a shift in the mix of assets to more floating rate loans, a shift in the mix of liabilities to fewer certificates of deposit, and the steep decline in interest rates.
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
At September 30, 2020, similar to at December 31, 2019, these results indicated the Company would be better positioned in a rising interest rate environment than it would be if interest rates decreased. As a result of the low interest rates at September 30, 2020, the impact of increased rates on the economic value of the balance sheet would be substantial. To improve the comparability across periods, the Company follows best practices and maintains the size and mix of the period end balance sheet; thus, the results do not reflect actions management may take to improve results.

Net Interest Income			Economic Value
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates (basis points)	September 30, 2020	December 31, 2019	Change in Market Interest Rates (basis points)	September 30, 2020	December 31, 2019
(100)	0.3%	(0.5)%	(100)	(98.8)%	(21.7)%
100	(1.8)%	(1.3)%	100	76.5%	10.9%
200	(3.8)%	(3.8)%	200	122.3%	15.1%
300	(8.1)%	(8.1)%	300	148.2%	15.0%

Item 4. Controls and Procedures
Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at September 30, 2020.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2020.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the nine months ended September 30, 2020.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
Information regarding legal proceedings is included in Note 14, Contingencies, to the Consolidated Financial Statements under Part I, Item 1, "Financial Statements" and incorporated herein by reference.
Item 1A – Risk Factors
There have been no material changes from the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. At September 30, 2020, 154,680 shares had been repurchased under the program at a total cost of $2.6 million, or $16.88 per share. The maximum number of shares that may yet be purchased under the plan is 261,320 at September 30, 2020. No repurchases occurred during the three months ended September 30, 2020.
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

3.1	Articles of Incorporation as amended, incorporated by reference to Exhibit 3.1 of the Registrant’s Report on Form 8-K filed on January 29, 2010.

3.2	By-laws as amended, incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 8-K filed January 30, 2018.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed February 8, 2010 (File No. 333-164780).

10.1	Salary Continuation Agreement by and between Orrstown Bank and Robert Coradi dated March 26, 2018.

10.2	Deferred Compensation Agreement by and between Orrstown Bank and Thomas R. Brugger, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed September 18, 2020.

31.1	Rule 13a – 14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a – 14(a)/15d-14(a) Certifications (Principal Financial Officer)

32.1	Section 1350 Certifications (Principal Executive Officer)

32.2	Section 1350 Certifications (Principal Financial Officer)

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

Date: November 5, 2020