Form 10-K
period 2020-12-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2021-03-15
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.			☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:    No  ☒
The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $159.0 million. For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant, and all persons beneficially owning more than 5% of the registrant’s common stock.
Number of shares outstanding of the Registrant’s common stock as of March 11, 2021: 11,252,261.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

ORRSTOWN FINANCIAL SERVICES, INC.
FORM 10-K

Glossary of Defined Terms
The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition
ALL	Allowance for loan losses
AFS	Available for sale
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Orrstown Bank, the commercial banking subsidiary of Orrstown Financial Services, Inc.
BHC Act	Bank Holding Company Act of 1965
CDI	Core deposit intangible
CET1	Common Equity Tier 1
CMO	Collateralized mortgage obligation
Company	Orrstown Financial Services, Inc. and subsidiaries (interchangeable with "Orrstown” below)
CFPB	Consumer Financial Protection Bureau
CRA	Community Reinvestment Act
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per common share
ERM	Enterprise risk management
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
GLB Act	Gramm-Leach-Bliley Act
GSE	United States government-sponsored enterprise
Hamilton	Hamilton Bancorp, Inc., and its wholly-owned banking subsidiary, Hamilton Bank (acquired May 1, 2019)
IRC	Internal Revenue Code of 1986, as amended
LHFS	Loans held for sale
MBS	Mortgage-backed securities
Mercersburg	Mercersburg Financial Corporation and its wholly-owned banking subsidiary, First Community Bank of Mercersburg (acquired October 1, 2018)
MPF Program	Mortgage Partnership Finance Program
MSR	Mortgage servicing right
NIM	Net interest margin
OCI	Other comprehensive income
OFA	Orrstown Financial Advisors, a division of the Bank that provides investment and brokerage services
OREO	Other real estate owned (foreclosed real estate)
Orrstown	Orrstown Financial Services, Inc. and subsidiaries
OTTI	Other-than-temporary impairment
Parent Company	Orrstown Financial Services, Inc., the parent company of Orrstown Bank
2011 Plan	2011 Orrstown Financial Services, Inc. Stock Incentive Plan
PCI loans	Purchased credit impaired loans
Repurchase Agreements	Securities sold under agreements to repurchase
SBA PPP	U.S. Small Business Administration Paycheck Protection Program
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
TDR	Troubled debt restructuring
U.S.	United States of America
Wheatland	Wheatland Advisors, Inc., the former Registered Investment Advisor subsidiary of Orrstown Financial Services, Inc.
Unless the context otherwise requires, the terms “Orrstown,” “we,” “us,” “our,” and “Company” refer to Orrstown Financial Services, Inc. and its subsidiaries.

PART I

Caution About Forward-Looking Statements:

Certain statements appearing herein, which are not historical in nature, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, we may make other written and oral communications, from time to time, that contain such statements. Forward-looking statements reflect the current views of the Company's management with respect to, among other things, future events and the Company's financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “forecast,” “goal,” “target,” “would” and “outlook,” or the negative variations of those words or other comparable words of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company's industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company's control. Accordingly, the Company cautions you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements and there can be no assurances that the Company will be able to continue to successfully execute on its strategic growth plan into Dauphin, Lancaster, York and Berks counties, Pennsylvania, and the greater Baltimore market in Maryland, with newer markets continuing to be receptive to our community banking model; to take advantage of market disruption; to experience sustained growth in loans and deposits or maintain the momentum experienced to date from these actions; and to realize cost savings from our branch consolidation efforts. In addition to risks and uncertainties related to the COVID-19 pandemic and resulting governmental and societal responses, factors which could cause the actual results of the Company's operations to differ materially from expectations include, but are not limited to: ineffectiveness of the Company's strategic growth plan due to changes in current or future market conditions; the effects of competition and how it may impact our community banking model, including industry consolidation and development of competing financial products and services; the integration of the Company's strategic acquisitions; the inability to fully achieve expected savings, efficiencies or synergies from mergers and acquisitions, or taking longer than estimated for such savings, efficiencies and synergies to be realized; changes in laws and regulations; interest rate movements; changes in credit quality; inability to raise capital, if necessary, under favorable conditions; volatility in the securities markets; deteriorating economic conditions; expenses associated with pending litigation and legal proceedings; the failure of the SBA to honor its guarantee of loans issued under the SBA PPP; the timing of the repayment of SBA PPP loans and the impact it has on fee recognition; our ability to convert new relationships gained through the SBA PPP efforts to full banking relationships; and other risks and uncertainties. The foregoing list of factors is not exhaustive.
For a description of factors that we believe could cause actual results to differ materially from such forward-looking statements, you should review our Risk Factors discussion in Item 1A, our Critical Accounting Policies section included in Item 7, and Note 23, Contingencies, in the Notes To Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. We encourage readers of this report to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. If one or more events related to these or other risks or uncertainties materialize, or if the Company's underlying assumptions prove to be incorrect, actual results may differ materially from what the Company anticipates. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and the Company does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New risks and uncertainties arise from time to time, and it is not possible for the Company to predict those events or how they may affect it. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements, expressed or implied, included in this Annual report on Form 10-K are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on the Company's behalf may issue.

ITEM 1 – BUSINESS
Orrstown Financial Services, Inc., a Pennsylvania corporation, is the holding company for its wholly-owned subsidiary Orrstown Bank. The Company’s principal executive offices are located at 77 East King Street, Shippensburg, Pennsylvania, with additional executive and administrative offices at 4750 Lindle Road, Harrisburg, Pennsylvania. The Parent Company was organized on November 17, 1987, for the purpose of acquiring the Bank and such other banks and bank-related activities as are permitted by law and desirable. The Company provides banking and bank-related services through branches located in south central Pennsylvania, principally in Berks, Cumberland, Dauphin, Franklin, Lancaster, Perry and York Counties, Pennsylvania, and in Anne Arundel, Baltimore, Howard and Washington Counties, Maryland, as well as Baltimore City, Maryland. Effective July 31, 2020, Wheatland Advisors, Inc., a registered investment advisor non-bank subsidiary, headquartered in Lancaster County, Pennsylvania was discontinued.
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
The Parent Company’s primary activity consists of owning and supervising its subsidiary, the Bank. Day-to-day management is conducted by its officers, who are also Bank officers. The Parent Company has historically derived most of its income through dividends from the Bank. At December 31, 2020, the Company had total assets of $2.8 billion, total deposits of $2.4 billion and total shareholders’ equity of $246.2 million.
The Parent Company has no employees. Its 12 officers are employees of the Bank. On December 31, 2020, the Bank had 400 full-time and 18 part-time employees.
The Bank is engaged in the commercial banking and trust business as authorized by the Pennsylvania Banking Code of 1965. This involves accepting demand, time and savings deposits, granting loans and providing wealth management services. The Bank holds commercial, residential, consumer and agribusiness loans, primarily in its market areas in south central Pennsylvania, the greater Baltimore region, Washington County, Maryland, and contiguous counties. The concentrations of credit by type of loan are included in Note 4, Loans and Allowance for Loan Losses, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data." The Bank maintains a diversified loan portfolio and evaluates each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon the extension of credit, is based on management’s credit evaluation of the client pursuant to collateral standards established in the Bank’s credit policies and procedures.
COVID-19 Pandemic
In December 2019, a novel strain of coronavirus, known as COVID-19, was first reported and was subsequently declared a pandemic by the World Health Organization in March 2020. To date, this outbreak has surfaced in nearly all regions around the world, and as the pandemic spread, particularly in the United States, businesses as well as federal, state and local governments implemented significant actions to attempt to mitigate this public health crisis. While the emergence of multiple vaccines and government stimulus have improved the economic outlook, the Company's operations have been and will continue to be disrupted to varying degrees.

Orrstown implemented the following steps to mitigate the potential spread of COVID-19 and help its clients during this challenging time:
•Launched an internal Pandemic Response Team at the outset of the COVID-19 pandemic;
•Waived Orrstown fees on all foreign ATM transactions from March 18, 2020 through June 1, 2020 to encourage and support the use of this key delivery channel;
•Waived late fees on all loan payments for 60 days through May 31, 2020 to assist those whose employment status and income may have been negatively impacted by the virus;
•Designated a select group of loan specialists to work with clients needing special assistance or guidance;
•Implemented strategic efforts to effectively operate most of the core operations of the Company in a remote work environment;
•Instituted extensive preventative measures for workplace health and safety;
•Conducted virtual, interactive webinars with lending clients and community groups in order to educate and support them on the SBA PPP process, including loan forgiveness;
•Conducted media interviews and launched a multi-channel advertising campaign in all markets aimed at educating the community about SBA PPP funding;
•Partnered with the American Bankers Association to execute their Banks Never Ask That campaign, aimed at educating clients and consumers on how to protect their privacy and money, especially during the pandemic as reports warn of heightened scam and fraud attempts;
•Maintaining enhanced staffing levels at our Client Service Center to manage and support our increased call volume;
•Continuing to educate clients and consumers on the various assistance programs available to them through the SBA, as well as other federal and state government resources; and
•Continuing to perform branch transactions via drive-thru lanes or scheduled appointments at branch locations.

Lending
Federal bank regulatory agencies have adopted uniform regulations prescribing standards for extensions of credit that are secured by liens or interests in real estate or made for the purpose of financing permanent improvements to real estate. Under these regulations, all insured depository institutions, such as the Bank, must adopt and maintain written policies establishing appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the federal bank regulatory agencies’ Interagency Guidelines for Real Estate Lending Policies.
All secured loans are supported with appraisals or evaluations of collateral. Business equipment and machinery, inventories, accounts receivable, and farm equipment are considered appropriate security, provided borrowers meet acceptable standards for liquidity and marketability. Loans secured by real estate generally do not exceed 85% of the appraised value of the property. Loan to collateral values are monitored as part of the loan review process, and appraisals are updated as deemed appropriate under the circumstances.
Commercial Lending
The Bank makes commercial real estate, equipment, construction, working capital and other commercial purpose loans to commercial customers throughout the Bank’s various markets. The Bank has significant market share in south central Pennsylvania and has been expanding its presence geographically in recent years. Currently, growth markets include the Harrisburg region, Lancaster County and Maryland markets. The Bank's commercial lending is focused in these geographic regions or with borrowers headquartered in these geographic regions.
The Bank’s credit policy dictates the underwriting requirements for the various types of commercial loans the Bank makes available to borrowers. The policy covers such requirements as debt coverage ratios, advance rates against different forms of collateral, loan-to-value ratios and maximum term.
A majority of the Company’s loan assets are loans for business purposes. At December 31, 2020, approximately 77% of the loan portfolio was comprised of commercial loans.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted. The CARES Act established the SBA PPP. The SBA PPP is intended to provide economic relief to small businesses nationwide adversely impacted under the COVID-19 Emergency Declaration issued on March 13, 2020. The SBA PPP, which began on April 3, 2020, provides small businesses with funds to cover up to 24 weeks of payroll costs and other expenses, including benefits. It also provides for forgiveness of up to the full principal amount of qualifying loans. The Bank closed and funded almost 3,200 PPP loans for a total gross loan amount of $467.7 million in the year ended December 31, 2020. As these loans are 100% guaranteed by the SBA, there is no associated allowance for loan losses at December 31, 2020. These loans resulted in net fee income of $13.5 million to be recognized through net interest income over the life of the loans, which is between two and five years. During the year ended December 31, 2020, the Company recognized $7.7 million of net deferred SBA PPP fees, included in interest income on loans on the condensed consolidated statements of income. At December 31, 2020, the Bank had $5.8 million of unrecognized SBA PPP net deferred fees. The timing of the recognition of these fees is dependent upon the forgiveness process established by the SBA. The Bank has implemented the SBA's streamlined forgiveness approval process, which has made the forgiveness process easier for both borrowers and lenders. The remaining gross balance of PPP loans was reduced to $409.1 million at December 31, 2020 as a result of forgiveness.
On December 27, 2020, a new COVID relief bill was signed, which granted additional SBA PPP funding. This bill gives businesses that were not approved for the first iteration another chance to apply and allows businesses that have exhausted previous PPP funding and have been significantly impacted by the pandemic to apply for a second draw. It also makes forgiveness easier for businesses that use the majority of the money for payroll and makes the loans tax-free for the borrower. In January 2021, the Bank began originating another round of SBA PPP loans in accordance with this bill. Through March 8, 2021, 1,801 loans have been funded in this round for a total gross loan amount of $168.1 million. These loans resulted in net fee income of $7.9 million to be recognized through net interest income over the life of the loans.
Consumer Lending
The Bank provides home equity loans, home equity lines of credit and other consumer loans, primarily through its branch network and client call center. A large majority of the consumer loans are secured by either a first or second lien position on the borrower’s primary residential real estate. The Bank requires a loan-to-value ratio of no greater than 90% of the value of the real estate being taken as collateral. The Bank also, at times, purchases consumer loans to help diversify credit risk in our loan portfolio.
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
Internal loan reviews are completed annually on all commercial relationships with a committed loan balance in excess of $1.0 million, which includes confirmation of risk rating by an independent credit officer. In addition, all commercial relationships greater than $500 thousand rated substandard, doubtful or loss are reviewed quarterly and corresponding risk ratings are changed or reaffirmed by the Company's Problem Loan Committee, with subsequent reporting to the Management ERM Committee and the Board of Directors.
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
Investment Services
Through its trust department, the Bank renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor, and other fiduciary activities authorized by law under the trade name Orrstown Financial Advisors. OFA offers retail brokerage services through a third-party broker/dealer arrangement with Cetera Advisor Networks LLC. At December 31, 2020, assets under management by OFA totaled $1.7 billion.
Competition
The Bank’s principal market area consists of south central Pennsylvania, the greater Baltimore region, and Washington County, Maryland. The Bank serves a substantial number of depositors in this market area and its contiguous counties.
The Bank competes with other banks and less heavily regulated financial services companies such as credit unions and finance and trust companies, as well as mortgage banking companies, mutual funds, investment advisors, and brokerage firms, both within and outside of its primary market areas. Financial technology companies, or FinTechs, are also providing nontraditional, but increasingly strong, competition for the Bank's borrowers, depositors, and other clients.
The Bank competes for loans primarily on the basis of a combination of value and service by building client relationships as a result of addressing its clients’ banking needs, demonstrating expertise, and providing convenience to its clients.
The Bank competes for deposits similarly on the basis of a combination of value and service and by providing convenience through a banking network of branches and ATMs within its markets and digital service channels such as mobile banking.
The Company implements strategic initiatives focused on expanding our core businesses and exploring, on an ongoing basis, acquisition, divestiture, and joint venture opportunities to the extent permitted by our regulators. The Company analyzes each of the Bank's products and businesses in the context of shareholder return, client demands, competitive advantages, industry dynamics, and growth potential. The Company's management believes its market area will support growth in assets and deposits in the future, which it expects to contribute to the Company's ability to maintain or grow profitability.
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
The Company is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC, as well as the rules of Nasdaq that apply to companies with securities listed on the Nasdaq Capital Market.
Several of the more significant regulatory provisions applicable to BHCs and banks to which Orrstown and the Bank are subject are discussed below, along with certain regulatory matters concerning Orrstown and the Bank. To the extent that the following information describes statutory or regulatory provisions, such information is qualified in its entirety by reference to the particular statutes or regulations. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company and the Bank.
Financial and Bank Holding Company Activities
As a FHC, we are permitted to engage, directly or through subsidiaries, in a wide variety of activities that are financial in nature or are incidental or complementary to a financial activity, in addition to all of the activities otherwise allowed to us.
As a FHC, Orrstown is generally subject to the same regulation as other BHCs, including the reporting, examination, supervision and consolidated capital requirements of the FRB. To preserve its FHC status, Orrstown must remain well-capitalized and well-managed and ensure that the Bank remains well-capitalized and well-managed for regulatory purposes and earns “satisfactory” or better ratings on its periodic Community Reinvestment Act examinations. An FHC ceasing to meet these standards is subject to a variety of restrictions, depending on the circumstances.
If the Parent Company or the Bank are either not well-capitalized or not well-managed, the Parent Company or the Bank must promptly notify the FRB. Until compliance is restored, the FRB has broad discretion to impose appropriate limitations on a FHC’s activities. If compliance is not restored within 180 days, the FRB may ultimately require the FHC to divest its depository institutions or in the alternative, to discontinue or divest any activities that are permitted only to non-FHC bank holding companies.
If the FRB determines that a FHC or its subsidiaries do not satisfy the CRA requirements, the potential restrictions are different. In that case, until all of the subsidiary institutions are restored to at least “satisfactory” CRA rating status, the FHC may not engage, directly or through a subsidiary, in any of the additional activities permissible under the BHC Act nor make additional acquisitions of companies engaged in such additional activities. However, completed acquisitions and additional activities and affiliations previously begun are left undisturbed, as the BHC Act does not require divestiture for this type of situation.
Federal Deposit Insurance
The FDIC's Deposit Insurance Fund provides insurance coverage for certain deposits, up to a standard maximum deposit insurance amount of $250 thousand per depositor and is funded through assessments on insured depository institutions, based on the risk each institution poses to the Deposit Insurance Fund. The Bank accepts client deposits that are insured by the Deposit Insurance Fund and, therefore, must pay insurance premiums. The FDIC may increase the Bank’s insurance premiums based on various factors, including the FDIC’s assessment of its risk profile.
If the FDIC is appointed conservator or receiver of a bank upon the bank’s insolvency or the occurrence of other events, the FDIC may sell some, part, or all of a bank’s assets and liabilities to another bank or repudiate or disaffirm most types of contracts to which the bank was a party if the FDIC believes such contracts are burdensome. In resolving the estate of a failed bank, the FDIC as receiver will first satisfy its own administrative expenses, and the claims of holders of U.S. deposit liabilities also have priority over those of other general unsecured creditors.
Liability for Banking Subsidiaries
Orrstown is required to serve as a source of financial and managerial strength to the Bank and, under appropriate conditions, to commit resources to support the Bank. This support may be required by the FRB at times when the Bank might otherwise determine not to provide it or when doing so is not otherwise in the interests of Orrstown or its shareholders or creditors. The FRB may require a BHC to make capital injections into a troubled subsidiary bank and may charge the BHC with engaging in unsafe and unsound practices if the BHC fails to commit resources to such a subsidiary bank or if it undertakes actions that the FRB believes might jeopardize the BHC’s ability to commit resources to such subsidiary bank.
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
Pennsylvania Banking Law
The Pennsylvania Banking Code contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, and employees, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Pennsylvania Banking Code delegates extensive rule-making power and administrative discretion to the Pennsylvania Department of Banking and Securities so that the supervision and regulation of state chartered banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.
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
Orrstown's ability to declare and pay dividends to our shareholders is similarly limited by federal banking law and FRB regulations and policy. The Bank must maintain the applicable CET1 Capital Conservation Buffer to avoid becoming subject to restrictions on capital distributions, including dividends. As of January 1, 2019, the fully phased-in Capital Conservation Buffer was 2.5%.
FRB policy provides that a BHC should not pay dividends unless (1) the BHC’s net income over the last four quarters (net of dividends paid) is sufficient to fully fund the dividends, (2) the prospective rate of earnings retention appears consistent with the capital needs, asset quality, and overall financial condition of the BHC and its subsidiaries, and (3) the BHC will continue to meet minimum required capital adequacy ratios. Accordingly, a BHC should not pay cash dividends that can only be funded in ways that weaken the BHC’s financial health, such as by borrowing. The policy also provides that a BHC should inform the FRB reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the BHC’s capital structure. BHCs also are required to consult with the FRB before increasing dividends or redeeming or repurchasing capital instruments. Additionally, the FRB could prohibit or limit the payment of dividends by a BHC if it determines that payment of the dividend would constitute an unsafe or unsound practice.
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
Regulatory Capital Requirements
Compliance with respect to capital requirements is incorporated by reference from Note 17, Shareholders' Equity and Regulatory Capital, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," and from the Capital Adequacy and Regulatory Matters section of Item 7, “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.”
The Bank is subject to certain risk-based capital and leverage ratio requirements under the U.S. Basel III capital rules adopted by the FRB. These rules implement the Basel III international regulatory capital standards in the U.S., as well as certain provisions of the Dodd-Frank Act. These quantitative calculations are minimums, and the FRB may determine that a banking organization, based on its size, complexity, or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. The FRB asset-sized reporting threshold for a BHC is $3.0 billion and a company with consolidated assets under that limit is not subject to the FRB consolidated capital rules. A company with consolidated assets under the limit may continue to file reports that include capital amounts and ratios. Orrstown has elected to continue to file those reports.
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
At December 31, 2020, Orrstown's and the Bank’s regulatory capital ratios were above the well-capitalized standards and met the Capital Conservation Buffer on a fully phased-in basis.
Bank Acquisitions by Orrstown
BHCs must obtain prior approval of the Federal Reserve in connection with any acquisition that results in the BHC owning or controlling 5% or more of any class of voting securities of a bank or another BHC.
Acquisitions of Ownership of Orrstown
Acquisitions of Orrstown's voting stock above certain thresholds are subject to prior regulatory notice or approval under federal banking laws, including the BHC Act and the Change in Bank Control Act of 1978. Under the Change in Bank Control

Act, a person or entity generally must provide prior notice to the FRB before acquiring the power to vote 10% or more of our outstanding common stock. Investors should be aware of these requirements when acquiring shares in our stock.
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
In October 2016, the federal bank regulatory agencies issued an Advanced Notice of Proposed Rulemaking regarding enhanced cyber risk management standards which would apply to a wide range of large financial institutions and their third-party service providers. The proposed rules would expand existing cybersecurity regulations and guidance to focus on cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience, and situational awareness. In addition, the proposal contemplates more stringent standards for institutions with systems that are critical to the financial sector. The FRB announced in May 2019 that it would revisit the Advanced Notice of Proposed Rulemaking in the future.
Community Reinvestment Act
The CRA is intended to encourage banks to help meet the credit needs of their service areas, including low- and moderate-income neighborhoods, consistent with safe and sound business practices. The relevant federal bank regulatory agency, the FRB in the Bank’s case, examines each bank and assigns it a public CRA rating. A bank’s record of fair lending compliance is part of the resulting CRA examination report.
The CRA requires the relevant federal bank regulatory agency to consider a bank’s CRA assessment when considering the bank’s application to conduct certain mergers or acquisitions or to open or relocate a branch office. The FRB also must consider the CRA record of each subsidiary bank of a BHC in connection with any acquisition or merger application filed by the BHC. An unsatisfactory CRA record could substantially delay or result in the denial of an approval or application by Orrstown or the Bank. The Bank received a CRA rating of “Satisfactory” in its most recent examination.
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
Anti-Money Laundering
The Bank Secrecy Act and the PATRIOT Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The Bank Secrecy Act, as amended by the PATRIOT Act, requires depository institutions and their holding companies to undertake activities including maintaining an anti-money laundering program, verifying the identity of clients, verifying the identity of certain beneficial owners for legal entity clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. The Bank is subject to the Bank Secrecy Act and, therefore, is required to provide its employees with anti-money laundering training, designate an anti-money laundering compliance officer, and undergo an annual, independent audit to assess the effectiveness of its anti-money laundering program. The Bank has implemented policies, procedures, and internal controls that are designed to comply with these anti-money laundering requirements. Bank regulators are focusing their examinations on anti-money laundering compliance, and we will continue to monitor and augment, where necessary, our anti-money laundering compliance programs. The federal banking agencies are required, when reviewing bank and BHC acquisition or merger applications, to consider the effectiveness of the anti-money laundering activities of the applicant.
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
Transaction Account Reserves
Effective March 26, 2020, FRB rules no longer require depository institutions to maintain reserves against their transaction accounts, primarily NOW and regular checking accounts. For 2019, the first $16.9 million of covered balances were exempt from the reserve requirement, aggregate balances between $16.9 million and $127.5 million were subject to a 3% reserve requirement, and aggregate balances above $127.5 million were subject to a 10% reserve requirement. These reserve requirements are subject to annual adjustment by the FRB. The Bank was in compliance with these requirements as of December 31, 2020 and 2019.
Consumer Protection Regulation and Supervision
We are subject to regulation by the CFPB with respect to federal consumer protection laws. We are also subject to certain state consumer protection laws, and under the Dodd-Frank Act, state attorneys general and other state officials are empowered to enforce certain federal consumer protection laws and regulations. State authorities have increased their focus on and enforcement of consumer protection rules. These federal and state consumer protection laws apply to a broad range of our activities and to various aspects of our business and include laws relating to interest rates, fair lending, disclosures of credit terms and estimated transaction costs to consumer borrowers, debt collection practices, the use and provision of information to consumer reporting agencies, and the prohibition of unfair, deceptive, or abusive acts or practices in connection with the offer, sale, or provision of consumer financial products and services.
The CFPB has promulgated many mortgage-related final rules since it was established under the Dodd-Frank Act, including rules related to the ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, Home Mortgage Disclosure Act requirements, and appraisal and escrow standards for higher priced mortgages. The mortgage-related final rules issued by the CFPB have materially restructured the origination, servicing, and securitization of residential mortgages in the U.S. These rules have impacted, and will continue to impact, the business practices of residential mortgage lenders, including the Bank.
Future Legislation and Regulation
Changes in federal laws and regulations, as well as laws and regulations in states where the Company does business, can affect the operating environment of Orrstown in substantial ways. We cannot predict whether those changes in laws and regulations will occur, and, if they occur, the ultimate effect they would have upon the financial condition or results of operations of the Company.

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
The deterioration of one or more of our significant lending relationships could result in a significant increase in the nonperforming loans and the provisions for loan losses, which would negatively impact our results of operations. A significant portion of our loan customers have been negatively impacted by protocols either required or recommended due to COVID-19. Some industries or sectors have been impacted more than others. In many cases, the projects supporting these loans are not generating adequate cash flow to service the debt. If conditions do not improve or more government assistance is not provided, we may have to look to secondary sources of repayment, including liquidation of collateral or collection from guarantors. Going to secondary sources of repayment typically increases our risk of loss. Some of the industries most impacted and our related loan volume to such industries are in the hospitality sector and commercial real estate.

Further, we have elected to delay implementation of ASU 2016-13, Measurement of Credit Losses on Financial Instruments, under the three-year delay permitted by the FASB in 2019. For a more complete description of the potential impact ASU 2016-13 may have on our financial statements and ALL, please refer to the "Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition" risk factor below and Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data" appearing elsewhere in this Form 10-K.
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
Commercial and industrial loans include advances to local and regional businesses for general commercial purposes and include permanent and short-term working capital, machinery and equipment financing, and may be either in the form of lines of credit or term loans. Although commercial and industrial loans may be unsecured to our highest rated borrowers, the majority of these loans are secured by the borrower’s accounts receivable, inventory and machinery and equipment. In a significant number of these loans, the collateral also includes the business real estate or the business owner’s personal real estate or assets. Commercial and industrial loans are more susceptible to risk of loss during a downturn in the economy, as borrowers may have greater difficulty in meeting their debt service requirements and the value of the collateral may decline. We attempt to mitigate this risk through our underwriting standards, including evaluating the creditworthiness of the borrower and, to the extent available, credit ratings on the business. Additionally, monitoring of the loans through annual renewals and meetings with the borrowers are typical. However, these procedures cannot entirely eliminate the risk of loss associated with commercial and industrial lending.
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
Our operations are subject to risks and uncertainties surrounding our exposure to changes in the interest rate environment. Operating income, net income and liquidity depend to a great extent on our net interest margin, i.e., the difference between the interest yields we receive on interest-earning assets, such as loans and securities, and the interest rates we pay on interest-bearing liabilities, such as deposits and borrowings. These rates are highly sensitive to many factors beyond our control, including competition, general economic conditions, and monetary and fiscal policies of various governmental and regulatory authorities, including the FRB. If the rate of interest we pay on our interest-bearing liabilities increases more than the rate of interest we receive on our interest-earning assets, our net interest income, and therefore our earnings and liquidity, could be materially adversely affected. Our earnings and liquidity could also be materially adversely affected if the rates on interest-earning assets fall more quickly than those on our interest-bearing liabilities.
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
LIBOR is used as a reference rate for many of our transactions, which means it is the base on which relevant interest rates are determined. Transactions include those in which we lend and borrow money and issue, purchase and sell securities. LIBOR is the subject of recent national and international regulatory guidance and proposals for reform. The United Kingdom Financial Conduct Authority, which regulates the process for setting LIBOR, announced in July 2017 that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. In November 2020, the FRB announced that LIBOR will be phased out and eventually replaced by June 2023. Banks were instructed to stop writing contracts using LIBOR by the end of 2021.
LIBOR is expected to be replaced by the Secured Overnight Financing Rate, or SOFR, which is a median of rates that market participants pay to borrow cash on an overnight basis, using US Treasury Securities as collateral.
If SOFR does not achieve wide acceptance as the alternative to LIBOR, there likely will be disruption to all of the markets relying on the availability of a broadly accepted reference rate. Should SOFR ultimately replace LIBOR, risks will remain for us with respect to outstanding loans or other instruments using LIBOR. Those risks arise in connection with transitioning those instruments to a new reference rate and the corresponding value transfer that may occur in connection with that transition. Risks related to transitioning instruments to SOFR or to how LIBOR is calculated and its availability include impacts on the yield on loans or securities held by us and amounts paid on securities we have issued. The value of loans, securities, or borrowings tied to LIBOR and the trading market for LIBOR-based securities could also be negatively impacted upon its discontinuance or phase out.
Further, it is possible that LIBOR quotes will become unavailable prior to 2022 if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition from LIBOR would be accelerated and magnified. These risks may also be increased due to the shorter time frame for preparing for the transition.
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
Because our business is concentrated in south central Pennsylvania, the greater Baltimore region, and Washington County, Maryland, our financial performance could be materially adversely affected by economic conditions and real estate values in these market areas.
Our operations and the properties securing our loans are primarily located in south central Pennsylvania, the greater Baltimore region, and Washington County, Maryland. Our operating results depend largely on economic conditions and real estate valuations in these and surrounding areas. A deterioration in the economic conditions in these market areas could materially adversely affect our operations and increase loan delinquencies, increase problem assets and foreclosures, increase claims and lawsuits, decrease the demand for our products and services and decrease the value of collateral securing loans, especially real estate, in turn reducing clients’ borrowing power, the value of assets associated with nonperforming loans and collateral coverage.
Competition from other banks and financial institutions in originating loans, attracting deposits and providing other financial services may adversely affect our profitability and liquidity.
We experience substantial competition in originating both commercial and consumer loans in our market area. This competition comes principally from other banks, savings institutions, credit unions, mortgage banking companies and other lenders. Some of our competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce our net income and liquidity by decreasing the number and size of loans that we originate and the interest rates we are able to charge on these loans.
As we expand our online lending capabilities, we will face competition, particularly in residential mortgage lending, from non-bank lenders (financial institutions that only make loans and do not offer deposit accounts such as a savings account or checking account) and financial technology companies that use new technology and innovation with available resources in order to compete in the marketplace of traditional financial institutions and intermediaries in the delivery of financial services. This competition could similarly reduce our net income and liquidity.
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
Technological advances impact our business. The banking industry undergoes constant technological change with frequent introductions of new technology-driven products and services. In addition to improving client services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success may depend, in part, on our ability to address the needs of our current and prospective clients by using technology to provide products and services that will satisfy demands for convenience, as well as to create additional efficiencies in operations.
We face security risks, including denial of service attacks, hacking, social engineering attacks targeting our colleagues and clients, malware intrusion or data corruption attempts, and identity theft that could result in the disclosure of confidential information, adversely affect our business or reputation, and create significant legal and financial exposure.
Our computer systems and network infrastructure and those of third parties, on which we are highly dependent, are subject to security risks and could be susceptible to cyber attacks, such as denial of service attacks, hacking, terrorist activities, or identity theft. Our business relies on the secure processing, transmission, storage, and retrieval of confidential, proprietary, and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. In addition, in order to access our network, products, and services, our clients and other third parties may use personal mobile devices or computing devices that are outside of our network environment and are subject to their own cybersecurity risks.
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
Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of new technologies, and the use of the internet and telecommunications technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings to meet client demand and expand our internal usage of web-based products and applications. In addition, cybersecurity risks have significantly increased in recent years, in part due to the increased sophistication and activities of organized crime affiliates, terrorist organizations, hostile foreign governments, disgruntled employees or vendors, activists, and other external parties, including those involved in corporate espionage. Even the most advanced internal control environment may be vulnerable to compromise. Due to increasing geopolitical tensions, nation state cyber attacks and ransomware are both increasing in sophistication and prevalence. Targeted social engineering and email attacks (i.e. “spear phishing” attacks) are becoming more sophisticated and are extremely difficult to prevent. In such an attack, an attacker will attempt to fraudulently induce colleagues, clients, or other users of our systems to disclose sensitive information in order to gain access to its data or that of its clients. Persistent attackers may succeed in penetrating defenses given enough resources, time, and motive. The techniques used by cyber criminals change frequently, may not be recognized until launched, and may not be recognized until well after a breach has occurred. The speed at which new vulnerabilities are discovered and exploited often before security patches are published continues to rise. The risk of a security breach caused by a cyber attack at a vendor or by unauthorized vendor access has also increased in recent years. Additionally, the existence of cyber attacks or security breaches at third-party vendors with access to our data may not be disclosed to us in a timely manner.
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
We provide fiduciary services through OFA. From time to time, clients may make claims and take legal action with regard to the performance of our fiduciary responsibilities. Whether such claims and legal actions are founded or unfounded, if such claims or legal actions are not resolved in a manner favorable to us, the claims or related actions may result in significant financial expense and liability to us and/or adversely affect our reputation in the marketplace, as well as adversely impact client demand for our products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
Interest rate volatility stemming from COVID-19 could negatively affect our net interest income, lending activities, deposits and profitability.
Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the FRB lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.
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
Applicable laws and regulations impose capital adequacy requirements and restrict our ability to repurchase stock or to receive dividends from our subsidiaries. Our ability to service our obligations and pay dividends to shareholders is largely dependent on the receipt of dividends from our subsidiaries, primarily the Bank. The FRB requires a BHC to act as a source of financial and managerial strength for its subsidiary banks. The FRB could require us to commit resources to the Bank when doing so is not otherwise in the interests of our shareholders or creditors.
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
We are generally unable to control the amount of premiums that are required to be paid for FDIC insurance. If there are bank or financial institution failures, the Company may be required to pay significantly higher premiums than the levels currently imposed or additional special assessments or taxes that could adversely affect earnings. Any future increases or required prepayments in FDIC insurance premiums may materially adversely affect our results of operations.
Legislative, regulatory and legal developments involving income and other taxes could materially adversely affect the Company’s results of operations and cash flows.
The Company is subject to U.S. federal and U.S. state income, payroll, property, sales and use, and other types of taxes, including the Pennsylvania Bank Shares Tax. Significant judgment is required in determining the Company's provisions for income taxes. Changes in tax rates, enactments of new tax laws, revisions of tax regulations, and claims or litigation with taxing authorities could result in substantially higher taxes, and therefore, could have a significant adverse effect on the Company's results of operations, financial condition and liquidity. Increases in the assessment rate for the Pennsylvania Bank Shares Tax, which is calculated on the outstanding equity of the Bank, may also materially adversely affect results of operations.

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
In December 2018, the FRB, OCC and FDIC released a final rule to revise their regulatory capital rules, in part to address the upcoming change to the treatment of credit expense and allowances under ASC 2016-13. The final rule provides an optional three year phase-in period for the day-one adverse regulatory capital effects upon adopting the standard. The impact of this final rule on the Company will depend on whether we elect to phase in the impact of ASU 2016-13 over a three year period. The standard is likely to have a negative impact, potentially materially, to the ALL and our capital position at adoption. When we adopt ASU 2016-13, we will also determine whether we will elect the phase-in provisions for regulatory capital. It is possible that our ongoing reported earnings and lending activity will be negatively impacted in periods following adoption of ASU 2016-13.
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
As more fully described in Note 23, Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statement and Supplementary Data," of this Annual Report on Form 10-K, the Company believes that the allegations of the Southeastern Pennsylvania Transportation Authority's third amended complaint are without merit and it intends to vigorously defend itself against those claims. It is not possible at this time to estimate reasonably possible losses, or even a range of reasonably possible losses, in connection with the litigation. There can be no assurances, however, that the Company will not incur any losses associated with this litigation or that any losses that are incurred will not be material.
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
Federal banking regulators require us and our banking subsidiary to maintain adequate levels of capital to support our operations. These capital levels are determined and dictated by law, regulation and banking regulatory agencies. In addition, capital levels are also determined by our management and board of directors based on capital levels that they believe are necessary to support our business operations. At December 31, 2020, all four capital ratios for us and our banking subsidiary were above regulatory minimum levels to be deemed “well capitalized” under current bank regulatory guidelines. To be “well capitalized,” banks generally must maintain a tier 1 leverage ratio of at least 5.0%, CET1 capital ratio of 6.5%, Tier 1 risk-based capital ratio of at least 8.0%, and a total risk-based capital ratio of at least 10.0%.
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
The Parent Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company also has repurchased shares of its common stock. The Company’s primary source of income is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid from the Bank to the Company without prior approval of regulatory agencies. Restrictions on the Bank’s ability to dividend funds to the Company are included in Note 17, Shareholders' Equity and Regulatory Capital, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."
General Risk Factors
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
The COVID-19 pandemic has resulted in authorities implementing numerous measures attempting to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter in place orders, and limitations on business activity, including closures. These measures are, among other things, severely restricting global and national economic activity, which is disrupting supply chains, lowering asset valuations, significantly increasing unemployment and underemployment levels, decreasing liquidity in markets for certain securities and causing significant volatility and disruptions in the financial markets. These measures have negatively impacted, and could continue to negatively impact, businesses, market participants, our counterparties and clients, and the global, national and local economies for a prolonged period of time. Should current economic conditions persist or continue to deteriorate, this economic environment could have a continued adverse effect on our business and operations, including, but not limited to: decreased demand for our products and services; protracted periods of lower interest rates; lower asset management fees; and increased credit losses due to deterioration in the financial condition of our consumer and commercial borrowers, including declining asset and collateral values, which may result in an increase in our provision for credit losses and net charge-offs. Additionally, our liquidity and regulatory capital could be adversely impacted by customer withdrawal of deposits, volatility and disruptions in the capital and credit markets, and customer draws on lines of credit. To the extent the COVID-19 pandemic continues to adversely affect the economy, and/or adversely affects our business, results of operations or financial condition, it may also have the effect of increasing the likelihood and/or magnitude of other risks including those risks related to market, credit, and business operations, or risks described herein.
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
We continue to devote a significant amount of effort and resources to constantly strengthening our controls and ensuring compliance with complex accounting standards and regulations. However, these efforts may not be effective in preventing a breach in, or failure of, our controls.

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
Acts of terrorism, natural disasters, global climate change, pandemics, global conflicts or other similar events could have a negative impact on our business and operations. While we have in place business continuity plans, such events could still damage our facilities, disrupt or delay the normal operations of our business (including communications and technology), result in harm to, or cause travel limitations on, our employees, and have a similar impact on our clients, suppliers, third-party vendors and counterparties. These events also could impact us negatively to the extent that they result in reduced capital markets activity, lower asset price levels, or disruptions in general economic activity in the U.S. or abroad, or in financial market settlement functions. In addition, these or similar events may impact economic growth negatively, which could have an adverse effect on our business and operations, and may have other adverse effects on us in ways that we are unable to predict.

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
We own or lease other premises for use in conducting our business activities, including bank branches, an operations center, and offices in Berks, Cumberland, Dauphin, Franklin, Lancaster, Perry, and York Counties, Pennsylvania and Anne Arundel, Baltimore, Howard, and Washington Counties, Maryland, as well as Baltimore City, Maryland. We believe that the properties currently owned and leased are adequate for present levels of operation. We are constantly evaluating the best and most efficient mix of branch locations to service our clients due to evolving trends in our industry and increased client engagement through digital channels.
In October 2019, Orrstown announced the consolidation of five Pennsylvania branches in Franklin and Perry Counties that averaged less than $20.0 million in deposits per location into other, larger Orrstown Bank branches, as well as the sale of an operation's center facility. Orrstown expects that these efforts will improve the profitability of the remaining branch locations and eliminate close to 50,000 square feet of excess back office space. The branch consolidations were completed in January 2020, and the sale of the operations center facility was completed in the second quarter of 2020. In October 2020, the Company announced the consolidation of an additional six branch locations, the discontinuance of three loan production offices, and a reduction in back-office real estate. These facilities were closed in the first quarter of 2021.

ITEM 3 – LEGAL PROCEEDINGS
Information regarding legal proceedings is included in Note 23, Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statement and Supplementary Data."

ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Capital Market under the symbol “ORRF.” At the close of business on March 11, 2021, there were 0 shareholders of record.
The Board declared cash dividends of $0.68 and $0.60 per common share in 2020 and 2019, respectively. Our Board is currently committed to continuing to pay regular cash dividends; however, there can be no assurance as to future dividends because they are dependent on our future earnings, capital requirements and financial condition. Restrictions on the payment of dividends are discussed in Note 17, Shareholders' Equity and Regulatory Capital, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data." On January 20, 2021, the Board declared a cash dividend of $0.18 per common share, which was paid on February 8, 2021, to shareholders of record as of February 1, 2021.
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
No shares were repurchased from October 1, 2020 to December 31, 2020. As of December 31, 2020, 154,680 shares had been repurchased under the program at a total cost of $2.6 million, or $16.88 per share and the maximum number of shares that may yet be purchased under the plan is 261,320 shares.

PERFORMANCE GRAPH
The performance graph below compares the cumulative total shareholder return on our common stock with other indexes: the SNL index of banks with assets between $1.0 billion and $5.0 billion, the S&P 500 Index, and the NASDAQ Composite index. The graph assumes an investment of $100 on December 31, 2015 and reinvestment of dividends on the date of payment without commissions. Shareholder returns on our common stock are based on trades on the NASDAQ Stock Market. The performance graph represents past performance and should not be considered to be an indication of future performance.

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Orrstown Financial Services, Inc.	100.00	127.95	146.81	108.11	138.22	105.80
SNL Bank $1B-$5B Index	100.00	143.87	153.37	134.37	163.35	138.81
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
NASDAQ Composite Index	100.00	108.87	141.13	137.12	187.44	271.64
Source: S&P Global Market Intelligence © 2021
In accordance with the rules of the SEC, this section captioned “Performance Graph” shall not be incorporated by reference into any of our future filings made under the Exchange Act or the Securities Act. The Performance Graph and its accompanying table are not deemed to be soliciting material or to be considered filed under the Exchange Act or the Securities Act.
Recent Sales of Unregistered Securities
The Company has not sold any equity securities within the past three years which were not registered under the Securities Act.

ITEM 6 – SELECTED FINANCIAL DATA

	At or For The Year Ended December 31,
	2020	2019	2018	2017	2016
Summary of Operations
Interest income	$99,631	$92,994	$65,667	$51,453	$42,276
Interest expense	16,024	23,699	13,510	7,644	5,417
Net interest income	83,607	69,295	52,157	43,809	36,859
Provision for loan losses	5,325	900	800	1000	250
Net interest income after provision for loan losses	78,282	68,395	51,357	42,809	36,609
Investment securities gains	(16)	4,749	1,006	1,190	1,420
Noninterest income	28,325	23,790	20,018	18,759	18,005
Noninterest expenses	74,080	77,300	57,936	50,330	48,140
Income before income tax expense	32,511	19,634	14,445	12,428	7,894
Income tax expense	6,048	2,710	1,640	4,338	1,266
Net income	$26,463	$16,924	$12,805	$8,090	$6,628
Per Share Information
Basic earning per share	$2.42	$1.63	$1.53	$1.00	$0.82
Diluted earnings per share	2.40	1.61	1.50	0.98	0.81
Dividends paid per share	0.68	0.60	0.51	0.42	0.35
Book value per share	21.98	19.93	18.39	17.34	16.28
Weighted average shares outstanding – basic	10,942	10,362	8,360	8,070	8,059
Weighted average shares outstanding – diluted	11,034	10,514	8,537	8,226	8,145
Stock Price Statistics
Close	$16.55	$22.62	$18.21	$25.25	$22.40
High	22.88	23.48	27.05	26.95	23.75
Low	11.40	17.30	18.10	19.05	16.60
Price earnings ratio at close	6.8	13.9	11.9	25.3	27.3
Diluted price earnings ratio at close	6.9	14.0	12.1	25.8	27.7
Price to book at close	0.8	1.1	1.0	1.5	1.4
Year-End Information
Total assets	$2,750,572	$2,383,274	$1,934,388	$1,558,849	$1,414,504
Loans	1,979,690	1,644,330	1,247,657	1,010,012	883,391
Total investment securities	477,028	506,570	476,686	425,305	408,124
Deposits – noninterest-bearing	456,778	249,450	204,843	162,343	150,747
Deposits – interest-bearing	1,900,102	1,626,072	1,353,913	1,057,172	1,001,705
Total deposits	2,356,880	1,875,522	1,558,756	1,219,515	1,152,452
Repurchase agreements	19,466	8,269	9,069	43,576	35,864
Borrowed money	89,948	241,514	170,309	133,815	76,163
Total shareholders’ equity	246,249	223,249	173,433	144,765	134,859
Assets under management – market value	1,719,832	1,613,223	1,330,595	1,370,950	1,174,143
Financial Ratios
Average equity / average assets	8.58%	9.26%	8.75%	9.49%	10.41%
Return on average equity	11.66%	8.21%	8.56%	5.73%	4.80%
Return on average assets	1.00%	0.76%	0.75%	0.54%	0.50%

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
Overview
The results of our operations are highly dependent on economic conditions and market interest rates. Our profitability for the years ended December 31, 2020, 2019 and 2018 was influenced by our continued organic growth and ongoing expansion into targeted markets, the acquisitions of Mercersburg and Hamilton, and a continued focus on maintaining strong asset quality. These and other matters are discussed more fully below.
During the year ended December 31, 2020, the Company recognized charges associated with the consolidation of six branch locations, the discontinuance of three loan production offices, a reduction in back-office real estate and staffing reductions. These actions were initiated due to evolving client preferences for the digital delivery of products and services. In addition, the anticipated future cost reductions resulting from these actions will prepare the Company for a challenging operating environment in 2021. A charge of $1.6 million was recorded in the year ended December 31, 2020, which included $1.3 million related to branch consolidations.

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
Accounting for loan losses — The loan portfolio is the largest asset on the Company's consolidated balance sheets. The allowance for loan losses represents the amount that, in management’s judgment, appropriately reflects credit losses inherent in the loan portfolio at the balance sheet date. A provision for credit losses is recorded to adjust the level of the ALL as deemed necessary by management. In estimating losses inherent in the loan portfolio, assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. Historical loss trends are also considered, as are economic conditions, industry trends, portfolio trends and borrower-specific financial data. Loans acquired at a discount, that is, in part, attributable to credit quality, are initially recorded at fair value with no carry-over of an acquired entity’s previously established ALL. Cash flows expected at acquisition, in excess of estimated fair value, are recognized as interest income over the remaining lives of the loans. Subsequent decreases in the expected principal cash flows require the Company to evaluate the need for additions to the ALL. Subsequent improvements in expected cash flows result, first, in the recovery of any applicable ALL and, then, in the recognition of additional interest income over the remaining lives of the loans. Changes in the circumstances considered when determining management’s estimates and assumptions, could result in changes to those estimates and assumptions, and also in adjustment of the ALL, or, in the case of loans acquired at a discount, increases in interest income in future periods. The Company has delayed the implementation of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The implementation deadline of ASU 2016-13 was extended for smaller reporting and other companies until the fiscal year and interim periods beginning after December 15, 2022.
Valuation methodologies — Management applies various valuation methodologies to assets and liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for the particular items being valued. Quoted market prices are referred to when estimating fair values for certain assets, such as most investment securities. However, for those items for which an observable liquid market does not exist, management utilizes significant estimates and assumptions to value such items. Examples of these items include derivatives and mortgage servicing assets. These valuations require the use of various assumptions, including, among others, discount rates, rates of return on assets, repayment rates, cash flows, default rates, costs of servicing and liquidation values. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on our results of operations, financial condition or disclosures of fair value information. In addition to valuation, the Company must assess whether there are any declines in value below the carrying value of certain assets that should be considered other than temporary or otherwise require an adjustment in carrying value and recognition of a loss in the consolidated statements of income. Examples include investment securities, mortgage servicing rights, goodwill and core deposit intangible assets, among others.
Readers of the Company's consolidated financial statements should be aware that the estimates and assumptions used may need to be updated in future financial presentations for changes in circumstances, business or economic conditions, in order to fairly represent the condition of the Company at that time.
Economic Climate, Inflation and Interest Rates
Preliminary real GDP for the fourth quarter of 2020 resulted in an annualized increase of 4.0%. This is a substantial decrease from an increase of 38.3% for the third quarter of 2020, which reflected the impact of government stimulus and the gradual re-opening of the economy from COVID-19 related shutdowns as multiple vaccines have been approved. Overall, real GDP decreased by 3.5 % for 2020 as compared to an increase of 2.2% in 2019.The increase in fourth quarter of 2020 reflected both the continued economic recovery from the sharp declines earlier in the year and the ongoing impact of the COVID-19 pandemic, including new restrictions and closures that took effect in some parts of the country. The full economic effects of the COVID-19 pandemic cannot be quantified in the GDP estimate for the fourth quarter of 2020 because the impacts are generally embedded in source data and cannot be separately identified. As restrictions continue to be lifted and the world population gets vaccinated, there is hope that the leisure, travel and entertainment industries will recover. Weekly jobless claims remain high but the Labor Department announced a decline to 730,000 on February 25, 2021, a decline of 110,000 claims from the previous report. Also, the prospects for a new government stimulus packages have recently been renewed, but remain uncertain.
The pace of U.S. economic growth weakened substantially late in the first quarter of 2020 and into the second quarter of 2020 as over 30 million people in the U.S filed for unemployment since mid-March 2020. Early in 2020, a novel coronavirus (“COVID-19”) emerged and spread, first in China and then around the globe. The fast spread of the virus and the fear that resulted combined to create a high level of uncertainty about the near and intermediate future economic outlook. Because of this uncertainty, markets were pricing in a wide range of potential outcomes by buying sovereign government bonds, especially U.S. Treasuries, and selling stocks and bonds not issued by sovereign governments. The COVID-19 pandemic has adversely affected, and is likely to continue to adversely affect, economic activity globally, nationally and locally. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses, as well as shelter-in-place orders by many states. These restrictions have slowly been lifted as multiple vaccines have been rolled out late in the fourth quarter of 2020.
The decline in second quarter GDP reflected the response to COVID-19, as shelter-in-place orders issued in March and April were partially lifted in some areas of the country in May and June, and government pandemic assistance payments were distributed to households and businesses. This led to shifts in economic activity, as businesses remained closed or operated remotely and consumers and businesses significantly reduced or redirected their spending. Actions taken to mitigate the spread of COVID-19 have had, and are expected to continue to have, an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates.
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
As the Company’s balance sheet consists primarily of financial instruments, interest income and interest expense are greatly influenced by the level of interest rates and the slope of the yield curve as well as the mix of assets and funding. The Company has been able to grow its net interest income by $14.3 million from 2019 to 2020, through a combination of organic commercial loan growth and the recognition of SBA PPP processing fee income. Competition for quality lending opportunities and deposits remains intense, which, together with a flattening yield curve, will continue to challenge our ability to grow our net interest margin and to leverage our overhead expenses.

Results of Operations
Summary
Earnings in 2020 reflected continuing increased interest income from expanding loan and investment portfolios, partially offset by the impact of decreasing interest rates and an overall increase in interest expense. In addition, the comparability of operating results for 2020 with 2019 has been impacted by the Hamilton acquisition, which was completed on May 1, 2019. Hamilton added loans and deposits totaling $347.1 million and $388.2 million, respectively.
The Company recorded net income of $26.5 million, $16.9 million and $12.8 million for 2020, 2019 and 2018, respectively. Diluted earnings per share totaled $2.40, $1.61 and $1.50 for 2020, 2019 and 2018, respectively.
Net interest income totaled $83.6 million, $69.3 million and $52.2 million for 2020, 2019 and 2018, respectively, principally reflecting our expanded geographic footprint, organic growth in commercial loans from an expanded sales force as we continued to take advantage of market opportunities, and SBA PPP processing fee income. As previously noted, interest rates increased throughout 2018 and 2019 and decreased throughout 2020, contributing to fluctuations in yields on loans and investments, and, to a lesser extent, costs of interest-bearing liabilities.
Asset quality trends continue to exhibit low levels of charge-offs and non-performing loans. The provision for loan losses totaled $5.3 million, $900 thousand and $800 thousand in 2020, 2019 and 2018, respectively. The increase in provision for loan losses in 2020 was primarily a result of increased uncertainty related to the COVID-19 pandemic.
Noninterest expenses totaled $74.1 million, $77.3 million and $57.9 million for 2020, 2019 and 2018, respectively. The changes in certain components of noninterest expenses between years reflect the Hamilton acquisition, and the Company's continued focus on aligning its talent and locations with its business model. Salaries and employee benefits expense increased $7.0 million from 2018 to 2019 and by $3.9 million from 2019 to 2020. Occupancy and furniture and fixture costs increased $1.9 million from 2018 to 2019 and $0.5 million from 2019 to 2020 as new and acquired branch locations were brought on line. In 2020, the Company incurred $1.3 million in pretax branch consolidation expenses, with $9.0 million incurred in 2019 for pretax merger related and branch consolidation expenses. During 2020, the Company recorded a loss of $736 thousand associated with the sale of an operations facility.
Income tax expense totaled $6.0 million, $2.7 million and $1.6 million for 2020, 2019 and 2018, or an effective tax rate of 18.6%, 13.8% and 11.4% respectively. The Company’s effective tax rate is less than the 21% federal statutory rate, principally due to tax-free income, which includes interest income on tax-free loans and securities and income from life insurance policies, federal income tax credits, and the impact of non-tax deductible expenses, including merger related expenses. The difference in the effective tax rate in 2020 from prior years was primarily due to an increase in estimated earnings before income taxes.
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
The FRB influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is affected by changes in the prime interest rate. In 2018, the prime rate rose with 25 basis point increases in each of March, June, September and December, ending the year at 5.50%. In 2019, 25 basis point reductions occurred in August, September and October and the prime rate ended the year at 4.75%. In March 2020, the prime rate was reduced by 150 basis points and ended the year at 3.25%.
Core deposits are deposits that are stable, lower cost and generally reprice more slowly than other deposits when interest rates change. Core deposits, which exclude certificates of deposit, are typically funds of local clients who also have a borrowing or other relationship with the Bank. We are primarily funded by core deposits, with noninterest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on our net interest income and net interest margin in a rising interest rate environment.
Net interest income totaled $83.6 million, $69.3 million and $52.2 million in 2020, 2019 and 2018, respectively. The following table presents net interest income, net interest spread and net interest margin on a taxable-equivalent basis for 2020, 2019 and 2018. Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 21% federal corporate tax rate for 2020, 2019 and 2018, reflecting our statutory tax rates for those years.

	2020			2019			2018
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold and interest-bearing bank balances	$32,519	$115	0.35%	$57,765	$1331	2.30%	$16,442	$327	1.99%
Taxable securities	438,565	10,458	2.38	436,174	14,538	3.33	359,852	10,858	3.02
Tax-exempt securities (1)	55,807	1,982	3.55	63,443	2,600	4.10	119,665	4,873	4.07
Total securities	494,372	12,440	2.52	499,617	17,138	3.43	479,517	15,731	3.28
Taxable loans (2)(3)	1,878,692	85,956	4.58	1,432,951	73,201	5.11	1,053,308	49,151	4.67
Tax-exempt loans (1)(2)(3)	49,794	1,944	3.90	59,864	2,367	3.95	47,318	1,875	3.96
Total loans	1,928,486	87,900	4.56	1,492,815	75,568	5.06	1,100,626	51,026	4.64
Total interest-earning assets	2,455,377	100,455	4.09	2,050,197	94,037	4.59	1,596,585	67,084	4.20
Cash and due from banks	26,954			25,046			18,951
Bank premises and equipment	36,627			40,982			35,399
Other assets	143,919			123,362			72,960
Allowance for loan losses	(17,030)			(14,466)			(13,298)
Total	$2,645,847			$2,225,121			$1,710,597
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$1,156,292	4,755	0.41	$920,025	8,253	0.90	$767,863	4,968	0.65
Savings deposits	163,133	246	0.15	146,185	296	0.20	109,819	195	0.18
Time deposits (4)	452,298	7,008	1.55	542,513	10,761	1.98	316,488	5,066	1.60
Securities sold under agreements to repurchase	18,064	86	0.48	8,830	113	1.28	9,715	80	0.82
FHLB Advances and other	179,457	1,923	1.07	103,807	2,289	2.21	155,097	3,129	2.02
Subordinated notes	31,874	2,006	6.29	31,842	1,987	6.24	1,139	73	6.41
Total interest-bearing liabilities	2,001,118	16,024	0.80	1,753,202	23,699	1.35	1,360,121	13,511	0.99
Noninterest-bearing demand deposits	381,869			234,354			183,387
Other	35,960			31,544			17,427
Total Liabilities	2,418,947			2,019,100			1,560,935
Shareholders’ Equity	226,900			206,021			149,662
Total	$2,645,847			$2,225,121			$1,710,597
Taxable-equivalent net interest income / net interest spread		84,431	3.29%		70,338	3.24%		53,573	3.21%
Taxable-equivalent net interest margin			3.44%			3.43%			3.36%
Taxable-equivalent adjustment		(824)			(1,043)			(1,417)
Net interest income		$83,607			$69,295			$52,156
Ratio of average interest-earning assets to average interest-bearing liabilities			123%			117%			117%

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balances include nonaccrual loans.
(3)	Interest income on loans includes prepayment and late fees.
(4)	For the year ended December 31, 2019, expenses associated with the early redemption of brokered time deposits totaled $0.2 million and increased the cost of funds by five basis points.

The following table presents changes in net interest income on a taxable-equivalent basis for 2020, 2019 and 2018 by rate and volume components.

	2020 Versus 2019 Increase (Decrease) Due to Change in			2019 Versus 2018 Increase (Decrease) Due to Change in
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest Income
Federal funds sold and interest-bearing bank balances	$(581)	$(633)	$(1,214)	$822	$180	$1,002
Taxable securities	80	(4,146)	(4,066)	2,303	1,364	3,667
Tax-exempt securities	(313)	(306)	(619)	(2,289)	18	(2,272)
Taxable loans	22,777	(10,045)	12,732	17,715	6,357	24,073
Tax-exempt loans	(398)	(23)	(421)	497	(8)	490
Total interest income	21,565	(15,153)	6,412	19,048	7,911	26,960
Interest Expense
Interest-bearing demand deposits	2,126	(5,652)	(3,526)	984	2,328	3,312
Savings deposits	34	(80)	(46)	65	29	95
Time deposits	(1,786)	(1,948)	(3,734)	3,616	2,062	5,678
Securities sold under agreements to repurchase	118	(145)	(27)	(7)	41	33
FHLB Advances and other	1,672	(2,043)	(371)	(1,036)	197	(839)
Subordinated notes	2	17	19	1,968	(54)	1,914
Total interest expense	2,166	(9,851)	(7,685)	5,590	4,603	10,193
Taxable-Equivalent Net Interest Income	$19,399	$(5,302)	$14,097	$13,458	$3,308	$16,766

Note:	The change attributed to volume is calculated by taking the average change in average balance times the prior year's average rate and the remainder is attributable to rate.
2020 versus 2019
In 2020, net interest income increased $14.3 million, or 20.7%, compared with 2019. Net interest income for 2020 on a taxable-equivalent basis increased $14.1 million, or 20.0%, compared with 2019. The Company’s net interest spread increased five basis points to 3.29% for 2020 compared with 2019. Taxable-equivalent yields on interest-earning assets and costs of interest-bearing liabilities both increased from 2019 to 2020, reflecting increased average balances from SBA PPP loans, organic growth and acquisitions, partially offset by changes in the interest rate environment between years. Other factors impacting the comparison of taxable-equivalent yields between 2019 and 2020 include the effect of purchase accounting related to the Hamilton acquisition and the timing of our adjustments to rates paid on interest-bearing deposits in response to market demand.
Interest income on a taxable-equivalent basis on loans increased $12.3 million, or 16.3%, from 2019 to 2020. The increase resulted from SBA PPP loans originated in 2020, which drove an increase in average loan volume and a decrease in yield, with average loans increasing $435.7 million, or 29.2%, and yield decreasing 50 basis points from 5.06% in 2019 to 4.56% in 2020. For the year ended December 31, 2020, SBA PPP loans had an average balance of $318.4 million and an average yield of 3.5%. Accretion of purchase accounting adjustments in connection with acquisitions increased interest income by $2.3 million, $3.8 million and $335 thousand in 2020, 2019 and 2018, respectively.

Interest income earned on a taxable-equivalent basis on securities decreased by $4.7 million, or 27.4%, from 2019 to 2020, with both average volume and yield decreasing. Average securities decreased by $5.2 million, or 1.0%, and the taxable-equivalent yield decreased from 3.43% in 2019 to 2.52% in 2020. Contributing to the overall decrease in interest income on securities was a decrease in average securities balances of $5.2 million from 2019 to 2020. This was partially offset by declines in the yield on floating rate securities, which fell as the FRB reduced short-term rates by 75 basis points in the second half of 2019 and an additional 150 basis points in the first half of 2020.
Interest expense on deposits and borrowings decreased by $7.7 million from 2019 to 2020, despite an increase in the average balance of interest-bearing liabilities of $247.9 million, or 14.1%. The cost of interest-bearing liabilities declined by 55 basis points from 1.35% in 2019 to 0.80% in 2020 due to a decline in market interest rates. In addition, there was an increase in non-interest bearing liabilities of $147.5 million, or 62.9% from 2019 to 2020 due primarily to the funding of SBA PPP loans in 2020.
The Company's ability to attract new deposits in all categories, but in particular interest-bearing demand deposits, resulted in an increase in average interest-bearing deposits totaling $236.3 million, or 25.7%, in 2020. Interest expense for these deposits decreased by $3.5 million, with the cost of funds decreasing from 0.90% in 2019 to 0.41% in 2020. The decrease was driven by the decreasing market rates from 2019 through 2020 due to the rate decreases commenced by the FRB.
The Company also increased its average FHLB advances in 2020. Borrowings generally have higher interest rates associated with them than interest-bearing deposits. Interest expense on all borrowings decreased $374 thousand in 2020, with average balances decreasing $9.2 million for short-term borrowings while FHLB advances increased $75.7 million. The average rate paid on short-term borrowings decreased from 1.28% in 2019 to 0.48% in 2020 and the average rate paid on FHLB advances decreased from 2.21% in 2019 to 1.07% in 2020.
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
Interest income on a taxable-equivalent basis on loans increased $24.5 million, or 48.1%, from 2018 to 2019. The increase resulted from an increase in both average loan volume and yield, with average loans increasing $392.2 million, or 35.6%, and interest income on loans increasing 42 basis points from 4.64% in 2018 to 5.06% in 2019. The Company's geographic expansion and sales efforts with additional loan officers continued to drive loan growth in 2019 across most loan classes. Increases in prime lending rates in 2018 contributed to an increased yield in the first half of 2019, but were partially offset by rate decreases in the second half. In addition, the middle of the yield curve inverted for much of 2019, which lowered the rate on new loans more than the rate on new deposits, which pressured net interest margin. Accretion of purchase accounting adjustments in connection with the acquisitions increased 2019 interest income by $3.8 million compared with $335 thousand in 2018.
Interest income earned on a taxable-equivalent basis on securities increased $1.4 million, or 8.9%, from 2018 to 2019, with both average volume and yield increasing. Average securities increased $19.8 million, or 4.1%, and the taxable-equivalent yield increased from 3.28% in 2018 to 3.43% in 2019. Contributing to the overall increase in interest income on securities was the purchase of higher yielding, longer maturity, tax-free state and political subdivisions investments in the third quarter of 2018, that were subsequently sold in the third quarter of 2019. This was partially offset by declines in the yield of floating rate securities, which fell as the FRB reduced short-term rates by 75 basis points in the second half of 2019.
Interest expense on deposits and borrowings increased $10.2 million from 2018 to 2019, as the average balance of interest-bearing liabilities increased $393.1 million, or 28.9%. Interest expense on interest-bearing deposits declined less than the decline in market rates due to competitive factors in the marketplace.
Our ability to attract new deposits in all categories, but in particular interest-bearing demand deposits, resulted in an increase in average interest-bearing deposits totaling $152.2 million, or 19.8% in 2019, of which approximately $51.0 million was acquired in the Hamilton acquisition. Interest expense for these deposits increased $3.3 million, with the cost of funds increasing from 0.65% in 2018 to 0.90% in 2019. The increase was driven by increasing market rates throughout 2018, followed by falling short-term rates once the FRB began to decrease rates in the second half of 2019. As noted, yields on interest-bearing deposits did not fall as much as market rates due to competitive factors. As a result, interest was paid at higher rates on interest-bearing deposits in 2019 than in 2018.
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
Provision for Loan Losses
The Company recorded a provision for loan losses of $5.3 million, $900 thousand and $800 thousand in 2020, 2019, and 2018, respectively. In calculating the provision for loan losses, both quantitative and qualitative factors, including the Company's favorable historical charge-off data and stable economic and market conditions, were considered in the determination of the adequacy of the ALL. Net charge-offs and loan growth resulted in the determination that a provision expense was required in 2020, 2019 and 2018. The increase in provision from 2019 to 2020 was due primarily to the impact of COVID-19 on the Company's loan portfolio as a new qualitative factor was created to address the associated risk.
See further discussion in the “Asset Quality” and “Credit Risk Management” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Noninterest Income
The following table compares noninterest income for 2020, 2019 and 2018.

	2020	2019	2018	$ Change		% Change
				2020-2019	2019-2018	2020-2019	2019-2018

Service charges on deposit accounts	$2,874	$3,404	$3,233	$(530)	$171	(15.6)%	5.3%
Interchange income	3,423	3,281	2,821	142	460	4.3%	16.3%
Other service charges, commissions and fees	683	805	907	(122)	(102)	(15.2)%	(11.2)%
Swap fee income	847	1,197	—	(350)	1,197	(29.2)%	—%
Trust and investment management income	6,912	7,255	6,576	(343)	679	(4.7)%	10.3%
Brokerage income	2,821	2,426	2,035	395	391	16.3%	19.2%
Mortgage banking activities	5,274	3,047	2,663	2,227	384	73.1%	14.4%
Gain on sale of commercial loans	2,803	—	—	2,803	—	—%	—%
Income from life insurance	2,261	2,044	1,463	217	581	10.6%	39.7%
Other income	427	331	320	96	11	29.0%	3.4%
Subtotal before securities gains	28,325	23,790	20,018	4,535	3,772	19.1%	18.8%
Investment securities (losses) gains	(16)	4,749	1,006	(4,765)	3,743	(100.3)%	372.1%
Total noninterest income	$28,309	$28,539	$21,024	$(230)	$7,515	(0.8)%	35.7%
2020 versus 2019
Noninterest income decreased by $230 thousand from 2019 to 2020. The Company continues to focus on growth in relationship fee-based revenue for commercial and retail clients. The following were significant factors in that net decrease.
•A decline of $530 thousand in service charges on deposit accounts reflects the impact of COVID-19, as the Company waived certain fees for a period of time and experienced an overall decline in account usage.
•Interchange income reflected an overall increase in our clients' activity and card usage due to COVID-19.
•Mortgage banking income increased by $2.7 million due to an increase in loans sold to $205.2 million in 2020 from $106.7 million in 2019 as interest rate declines led to significant refinancing activity.
•Swap fee income declined by $350 thousand from 2019 to 2020. In 2020, Orrstown began entering into interest rate swap agreements directly with its commercial customers. This offering replaced the third party swap transactions initiated in the prior year. This fee revenue will fluctuate from quarter to quarter, but client demand to fix loan interest rates declined slightly in the current rate environment.
•Trust and brokerage income reflected increased revenue from strong stock market performance.
•Income from life insurance included death benefit proceeds of $58 thousand in 2020 and $255 thousand in 2019.
•There was a decline of $4.8 million in investment gains from 2019 to 2020 due to prior year asset/liability management strategies which resulted in net gains of $4.8 million on sales of securities, as market conditions presented opportunities to improve responsiveness of the portfolio to interest rate conditions.
2019 versus 2018
Noninterest income increased $7.5 million from 2018 to 2019. We continue to focus on growth in relationship fee-based revenue for commercial and retail clients. In addition to the impact of the Mercersburg and Hamilton acquisitions, the following were significant factors in that net increase.
•Service charges on deposit accounts and interchange on debit card income reflected an overall increase in the Company's clients' activity and card usage from our organic growth as well as the expanded client base from the acquisitions. These stable sources of fee revenue should grow over time as we add retail and commercial clients.
•Gains on SBA loan sales, which are included in other service charges, commissions and fees, decreased approximately $300 thousand from 2018 to 2019.
•The Company began offering interest rate hedging products through a third party in the second half of 2019, whereby its receives a fee at loan closing.
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

Noninterest Expenses
The following table compares noninterest expenses for 2020, 2019 and 2018.

				$ Change		% Change
	2020	2019	2018	2020-2019	2019-2018	2020-2019	2019-2018

Salaries and employee benefits	$43,350	$39,495	$32,524	$3,855	$6,971	9.8%	21.4%
Occupancy	4,760	4,325	3,084	435	1,241	10.1%	40.2%
Furniture and equipment	4,756	4,723	4,079	33	644	0.7%	15.8%
Data processing	3,574	3,599	2,674	(25)	925	(0.7)%	34.6%
Automated teller machine and interchange fees	1,057	1,015	806	42	209	4.1%	25.9%
Advertising and bank promotions	1,660	1,967	1,592	(307)	375	(15.6)%	23.6%
FDIC insurance	686	367	681	319	(314)	86.9%	(46.1)%
Other professional services	3,120	2,954	1,847	166	1,107	5.6%	59.9%
Directors' compensation	921	1,003	984	(82)	19	(8.2)%	1.9%
Taxes other than income	1,144	1,018	1,012	126	6	12.4%	0.6%
Intangible asset amortization	1,569	1,570	286	(1)	1,284	(0.1)%	449.0%
Merger related and branch consolidation expenses	1,310	8,964	3,197	(7,654)	5,767	(85.4)%	180.4%
Insurance claim receivable (recovery) write off	(486)	615	—	(1,101)	615	(179.0)%	—%
Other operating expenses	6,659	5,685	5,170	974	515	17.1%	10.0%
Total noninterest expenses	$74,080	$77,300	$57,936	$(3,220)	$19,364	(4.2)%	33.4%

2020 versus 2019
Noninterest expenses decreased by $3.2 million from 2019 to 2020. The following were significant factors in that net decrease.
•The salaries and employee benefit increase includes the impact in 2020 of additional employees, including new client-facing employees in new branches in targeted expansion markets and others that were hired throughout 2019, as well as additional new relationship managers. Higher costs in 2020 also include annual merit and incentive compensation increases in 2020, increased stock compensation expense from additional share-based awards granted in 2020, and higher medical costs for claims activity and the expanded workforce.
•Occupancy expense in 2020 reflects a full period of expense for our expanded presence in Lancaster County, Pennsylvania, with two branch banking locations added in the first quarter of 2019. In addition, lease termination costs of $588 thousand were recognized in 2020 as a part of the Company's restructuring plan.
•Advertising and bank promotions expense declined from 2019 to 2020 due to additional costs incurred in 2019 for the celebration of the Bank's 100th anniversary year, as well as marketing associated with the acquisitions.
•FDIC insurance expense reflects credits received in the second half of 2019 under the FDIC's regulations to provide credits, when the reserve ratio reaches 1.38%, to banks with consolidated assets below $10 billion. FDIC insurance expense increased in 2020 after the remaining credits were used to partially offset first quarter 2020 expense.
•In 2020, branch consolidation costs totaled $1.3 million and there were no merger related costs. These costs primarily represented lease termination costs. Merger related costs incurred in 2019 totaled $8.0 million. In the fourth quarter of 2019, the Company recorded $1.0 million in expenses associated with the announced consolidation of five branches into other, larger Bank branches, which was completed in January 2020. The expenses principally represented owned real estate write downs, lease termination costs, severance benefits for impacted employees and other branch exit related expenses.
•The insurance claim receivable (recovery) write off relates to an expense recorded in 2019 to write off an insurance claim receivable from a 2018 cyber security incident. In 2019, the Company received reimbursement totaling $59 thousand for the write off. In February 2020, the Company received an additional $486 thousand reimbursement in a final settlement of the matter.

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
•Intangible asset amortization increased due to the core deposit intangibles recorded in the Mercersburg and Hamilton acquisitions.
•Merger related costs incurred in 2019 totaled $8.0 million and represented principally data processing contract termination costs, employee contract termination costs and legal and consulting fees for the Hamilton acquisition and system conversion expenses for both the Mercersburg and Hamilton acquisitions. In the fourth quarter of 2019, the Company recorded $988 thousand in expenses associated with the announced consolidation of five branches into other, larger Bank branches, which was completed in January 2020. The expenses principally represented owned real estate write downs, lease termination costs, severance benefits for impacted employees and other branch exit related expenses.
•The insurance claim receivable write off relates to an expense recorded in 2019 to write off an insurance claim receivable from a 2018 cyber security incident. In 2019, the Company received reimbursement totaling $59 thousand for the write off. In February 2020, the Company received an additional $486 thousand reimbursement in a final settlement of the matter.
•Other line items within noninterest expenses are generally attributable to normal fluctuations in the ordinary course of business.
Income Taxes
Income tax expense totaled $6.0 million, $2.7 million and $1.6 million for 2020, 2019 and 2018, respectively. The effective tax rate for 2020 was 18.6% compared with 13.8% for 2019 and 11.4% for 2018. Generally, the Company’s effective tax rate is less than the 21% federal statutory rate, principally due to tax-free income, which includes interest income on tax-free loans and securities and income from life insurance policies, federal income tax credits, and the impact of non-tax deductible expenses, including merger related expenses. The difference in the effective tax rate in 2020 from prior years was primarily due to an increase in estimated earnings before income taxes. In 2019, the Company's effective tax rate increased principally due to increased profitability, offset partially by benefits realized from a $185 thousand expense reduction related to a favorable tax law clarification on the treatment of life insurance assets of an acquired entity, as well as a $334 thousand expense reduction related to an increase in deferred state income taxes due to a state tax rate change resulting from the Hamilton acquisition.
Note 8, Income Taxes, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," includes a reconciliation of our federal statutory tax rate to the Company's effective tax rate, which is a meaningful comparison between years and measures income tax expense as a percentage of pretax income.

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
The Company has established investment policies and an asset management policy to assist in administering our investment portfolio. Decisions to purchase or sell these securities are based on economic conditions and management’s strategy to respond to changes in interest rates, liquidity, pledges to secure deposits and repurchase agreements and other factors while trying to maximize return on the investments. We may segregate our investment portfolio into three categories: “securities held to maturity,” “trading securities” and “securities available for sale.” At December 31, 2020, management has classified the entire securities portfolio as available for sale, which is accounted for at current market value with unrealized gains and losses excluded from earnings and reported in OCI, net of income taxes.
Our securities available for sale portfolio includes debt investments that are subject to varying degrees of credit and market risks, which arise from general market conditions, and factors impacting specific industries, as well as news that may impact specific issues. Management monitors its debt securities, using various indicators in determining whether a debt security is other-than-temporarily impaired, including the amount of time the security has been in an unrealized loss position, and the extent of the unrealized loss. In addition, management assesses whether it is likely we will have to sell the security prior to recovery, or if we are able to hold the security until the price recovers. For those debt securities in which management concludes the security is other-than-temporarily impaired, it recognizes the credit component of an OTTI impairment in earnings and the remaining portion in OCI. Management considers the asset quality of our debt security portfolio to be strong; therefore, the Company did not record any OTTI expense in 2020, 2019 or 2018.
The following table summarizes the fair value of securities available for sale at December 31, 2020, 2019 and 2018.

	2020	2019	2018
States and political subdivisions	$112,670	$87,863	$145,004
GSE residential mortgage-backed securities	4,293	—	—
GSE residential CMOs	58,011	68,154	108,064
Non-agency CMOs	16,918	17,087	—
Private label residential CMOs	—	—	143
Private label commercial CMOs	62,236	86,629	75,045
Asset-backed	211,966	230,515	137,571
Other	371	637	17
Total debt securities	$466,465	$490,885	$465,844

The Company decreased its investment portfolio in 2020, with the average balance of securities decreasing from $499.6 million for the year ended December 31, 2019 to $494.4 million for the year ended December 31, 2020.
In late 2018, the Company increased its holdings of longer maturity state and political subdivisions in anticipation of falling interest rates. In 2019, interest rates fell and the attractiveness of tax-free state and political subdivisions declined. In response, we reduced our holdings of longer maturity tax-free state and political subdivisions at a gain. These securities were replaced with additional asset-backed and private label commercial CMOs that were either floating rate or had shorter average lives than the state and political subdivision investments.
Asset-backed securities and CMOs provide monthly cash flows that may be used, in part, to meet anticipated loan demand in 2020, as management anticipates the loan portfolio will continue to grow.

The following table shows the maturities of investment securities at book value at December 31, 2020, and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 21% federal income tax rate.

	Within 1 year	After 1 year but within 5 years	After 5 years but within 10 years	After 10 years	Total
States and political subdivisions
Book value	$—	$—	$27,419	$77,285	$104,704
Yield	—%	—%	4.38%	3.73%	3.90%
Average maturity (years)	—	—	7.6	16.9	14.4
GSE residential mortgage-backed securities
Book value	$—	$—	$—	$4,197	$4,197
Yield	—%	—%	—%	1.84%	1.84%
Average maturity (years)	—	—	—	0.3	0.3
GSE residential CMOs
Book value	$—	$—	$—	$56,856	$56,856
Yield	—%	—%	—%	2.16%	2.16%
Average maturity (years)	—	—	—	23.1	23.1
Non-agency CMOs
Book value	$—	$—	$—	$16,505	$16,505
Yield	—%	—%	—%	1.09%	1.09%
Average maturity (years)	—	—	—	4.5	4.5
Private label commercial CMOs
Book value	$—	$3,894	$987	$59,060	$63,941
Yield	—%	1.09%	1.28%	1.40%	1.38%
Average maturity (years)	—	4.5	9.5	15.2	14.4
Asset-backed
Book value	$—	$1,113	$2,732	$210,580	$214,425
Yield	—%	4.11%	4.50%	1.01%	1.07%
Average maturity (years)	—	4.2	5.2	21.2	20.9
Other
Book value	$—	$249	$—	$122	$371
Yield	—%	2.45%	—%	—%	1.64%
Average maturity (years)	—	2.4	—	—	1.6
Total
Book value	$—	$5,256	$31,138	$424,605	$460,999
Yield	—%	1.79%	4.29%	1.82%	1.99%
Average maturity (years)	—	4.4	7.4	20.2	19.2

The average maturity is based on the contractual terms of the debt or mortgage-backed securities, and does not factor in required repayments or anticipated prepayments. At December 31, 2020, the weighted average estimated life is 20 years for mortgage-backed and CMO securities, and 21 years for asset-backed securities, based on current interest rates and anticipated prepayment speeds.

The following table summarizes the credit ratings and collateral associated with the Company's investment portfolio, excluding equity securities, at December 31, 2020:

Sector	Portfolio Mix	Amortized Book	Fair Value	Credit Enhancement	AAA	AA	A	BBB	NR	Collateral Type
Unsecured ABS	1%	$6,730	$6,806	44%	2%	—%	—%	—%	98%	Unsecured Consumer Debt
Student Loan ABS	2%	$11,222	$11,137	26%	—%	—%	—%	—%	100%	Seasoned Student Loans
Federal Family Education Loan ABS	39%	$180,031	$177,519	6%	4%	73%	23%	—%	—%	Federal Family Education Loan (1)
PACE Loan ABS	1%	$5,147	$5,243	5%	100%	—%	—%	—%	—%	PACE Loans
Non-Agency CMBS	14%	$63,941	$62,236	53%	97%	—%	3%	—%	—%	Commercial Real Estate
Non-Agency RMBS	4%	$16,505	$16,919	37%	100%	—%	—%	—%	—%	Reverse Mortgages (2)
Municipal - General Obligation	12%	$53,789	$59,186		3%	85%	12%	—%	—%
Municipal - Revenue	11%	$50,915	$53,483		—%	61%	19%	—%	20%
SBA ReRemic	3%	$11,295	$11,262		—%	100%	—%	—%	—%	SBA Guarantee (3)
Agency MBS	13%	$61,054	$62,304		—%	100%	—%	—%	—%	Residential Mortgages (3)
Bank CDs	—%	$249	$249		—%	—%	—%	—%	100%	FDIC Insured CD
	100%	$460,878	$466,344		20%	61%	13%	—%	6%

(1) Minimum of 97% guaranteed by U.S. government
(2) Reverse mortgages fund over time and credit enhancement is estimated based on prior experience.
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
Generally, we are permitted under applicable law to make loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of total capital and the ALL. The Company’s legal lending limit to one borrower was $34.7 million at December 31, 2020. No borrower had an outstanding exposure exceeding the limit at year-end.
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

The following table presents the loan portfolio, excluding residential LHFS, by segments and classes at December 31.

	2020	2019	2018	2017	2016
Commercial real estate:
Owner-occupied	$174,908	$170,884	$129,650	$116,811	$112,295
Non-owner occupied	409,567	361,050	252,794	244,491	206,358
Multi-family	113,635	106,893	78,933	53,634	47,681
Non-owner occupied residential	114,505	120,038	100,367	77,980	62,533
Acquisition and development:
1-4 family residential construction	9,486	15,865	7,385	11,730	4,663
Commercial and land development	51,826	41,538	42,051	19,251	26,085
Commercial and industrial (1)	647,368	214,554	160,964	115,663	88,465
Municipal	20,523	47,057	50,982	42,065	53,741
Residential mortgage:
First lien	244,321	336,372	235,296	162,509	139,851
Home equity – term	10,169	14,030	12,208	11,784	14,248
Home equity – lines of credit	157,021	165,314	143,616	132,192	120,353
Installment and other loans	26,361	50,735	33,411	21,902	7,118
Total loans	$1,979,690	$1,644,330	$1,247,657	$1,010,012	$883,391
(1) Includes $403.3 million and $0 of SBA PPP loans, net of deferred fees and costs, as of December 31, 2020 and 2019, respectively.

The loan portfolio at December 31, 2020 increased by $335.4 million, or 20.4%, from December 31, 2019 due primarily to the origination of SBA PPP loans in 2020, which was partially offset by a reduction in mortgage loans resulting from significant refinancing activity in the low interest rate environment. The increase in the loan portfolio from 2018 to 2019 was approximately 75% attributable to loans acquired in the Hamilton transaction. The Mercersburg acquisition in 2018 and Hamilton acquisition in 2019 increased the loan portfolio, principally in the residential mortgage - first lien and commercial real estate - owner and non-owner occupied classes. The Company's organic growth has occurred in both core and newer markets, such as Lancaster County, Pennsylvania, principally in commercial real estate, and in commercial and industrial loans and installment and other loans as we focused on increasing diversification in the portfolio. The growth in installment and other loans in 2018 through 2020 was principally attributable to purchased automobile financing loans at higher returns than comparable cash flows in the investment portfolio.
Competition for new business opportunities remains strong, which may temper loan growth in future quarters.
In addition to monitoring our loan portfolio by loan class as noted above, we also monitor concentrations by segment. The Bank’s lending policy reports segment concentrations that exceeds 20% of the Bank’s total risk-based capital ("RBC"). The following segments met this criterion at December 31, 2020.

	Balance	% of Total Loans	% of Total RBC
Office space	$161,399	8.2%	63.0%
Strip retail shopping centers	61,268	3.1%	23.9%
Multi-family commercial real estate	115,671	5.8%	45.1%
1-4 Family rentals	114,394	5.8%	44.6%
Senior housing and care	56,627	2.9%	22.1%
Loans outside of market area	66,761	3.4%	26.0%

The following table presents expected maturities of certain loan classes by fixed rate or adjustable rate categories at December 31, 2020.

	Due In
	One Year or Less	One Year Through Five Years	After Five Years	Total
Acquisition and development:
1-4 family residential construction
Fixed rate	$—	$—	$1,471	$1,471
Adjustable and floating rate	6,185	1,830	—	8,015
	6,185	1,830	1,471	9,486
Commercial and land development
Fixed rate	504	1,886	7,227	9,617
Adjustable and floating rate	3,712	26,100	12,397	42,209
	4,216	27,986	19,624	51,826
Commercial and industrial
Fixed rate	3,561	487,553	43,626	534,740
Adjustable and floating rate	54,200	20,110	38,318	112,628
	57,761	507,663	81,944	647,368
	$68,162	$537,479	$103,039	$708,680

The final maturity is used in the determination of maturity of acquisition and development loans that convert from construction to permanent status. Variable rate loans shown above include semi-fixed loans that contractually will adjust with prime or LIBOR after the interest lock period, which may be up to 10 years. At December 31, 2020, these semi-fixed loans totaled $29.8 million.
Asset Quality
Risk Elements
The Company’s loan portfolio is subject to varying degrees of credit risk. Credit risk is managed through our underwriting standards, on-going credit reviews, and monitoring of asset quality measures. Additionally, loan portfolio diversification, which limits exposure to a single industry or borrower, and collateral requirements also mitigate our risk of credit loss.

The following table presents the Company’s risk elements and relevant asset quality ratios at December 31.

	2020	2019	2018	2017	2016
Nonaccrual loans	$10,310	$10,657	$5,165	$9,843	$7,043
OREO	—	197	130	961	346
Total nonperforming assets	10,310	10,854	5,295	10,804	7,389
Restructured loans still accruing	934	979	1,132	1,183	930
Loans past due 90 days or more and still accruing (1)	554	2,232	57	—	—
Total nonperforming and other risk assets	$11,798	$14,065	$6,484	$11,987	$8,319

Loans 30-89 days past due	$10,291	$17,527	$5,186	$5,277	$1,218
Asset quality ratios:
Total nonperforming loans to total loans	0.52%	0.65%	0.41%	0.97%	0.80%
Total nonperforming assets to total assets	0.37%	0.46%	0.27%	0.69%	0.52%
Total nonperforming assets to total loans and OREO	0.52%	0.66%	0.42%	1.07%	0.84%
Total risk assets to total loans and OREO	0.60%	0.86%	0.52%	1.19%	0.94%
Total risk assets to total assets	0.43%	0.59%	0.34%	0.77%	0.59%
Allowance for loan losses to total loans	1.02%	0.89%	1.12%	1.27%	1.45%
Allowance for loan losses to nonperforming loans	195.45%	137.52%	271.33%	130.00%	181.39%
Allowance for loan losses to nonperforming loans and restructured loans still accruing	179.22%	125.95%	222.55%	116.05%	160.23%
(1) Includes $456 thousand and $2.0 million, respectively, of purchased credit impaired loans at December 31, 2020 and 2019.
The following table provides detail of impaired loans at December 31, 2020 and 2019.

	2020			2019
	Nonaccrual Loans	Restructured Loans Still Accruing	Total	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$3,232	$28	$3,260	$5,842	$30	$5,872
Multi-family	—	—	—	345	—	345
Non-owner occupied residential	268	—	268	235	—	235
Acquisition and development
Commercial and land development	814	—	814	—	—	—
Commercial and industrial	3,639	—	3,639	1,763	—	1,763
Residential mortgage:
First lien	1,730	898	2,628	1,659	931	2,590
Home equity – term	10	—	10	13	—	13
Home equity – lines of credit	600	8	608	715	18	733
Installment and other loans	17	—	17	85	—	85
	$10,310	$934	$11,244	$10,657	$979	$11,636

Nonperforming assets include nonaccrual loans and foreclosed real estate. Risk assets, which include nonperforming assets and restructured and loans past due 90 days or more and still accruing, totaled $11.8 million at December 31, 2020, an increase of $2.3 million or 16.1%, from $14.1 million at December 31, 2019. Nonaccrual loans totaled $10.3 million at December 31, 2020, a decrease of $347 thousand from December 31, 2019. The change in nonaccrual loan amounts also impacted other asset quality ratios detailed above.
The ALL totaled $20.2 million at December 31, 2020, a $5.5 million increase from $14.7 million at December 31, 2019, resulting from net recoveries of $171 thousand and a provision for loan losses of $5.3 million for 2020. The ALL is higher as a percentage of the total loan portfolio at December 31, 2020 than in prior years, reflecting the increased ALL balance. An increase in special mention loans and loan modifications due to COVID-19 led to the inclusion of $2.8 million in qualitative reserves associated with COVID-19 in the ALL at December 31, 2020. Management believes its coverage ratios are adequate for the risk profile of the loan portfolio given ongoing monitoring of the portfolio and its quantitative and qualitative analysis performed at December 31, 2020. As new information is learned about borrowers or updated appraisals on real estate with lower fair values are obtained, the Company may experience an increase in impaired loans.
For the years ended December 31, 2020, 2019, and 2018, recoveries of $1.2 million, $606 thousand and $882 thousand, respectively, were credited to the ALL. These recoveries on previously charged-off relationships are the result of successful loan monitoring and workout solutions. Recoveries are difficult to predict, and any additional recoveries that the Company receives will be used to replenish the ALL. Recoveries favorably impact historical charge-off factors, and contribute to changes in the quantitative and qualitative factors used in our allowance adequacy analysis. However, as the loan portfolio continues to grow, future provisions for loan losses may result.
The Company takes partial charge-offs on collateral-dependent loans when carrying value exceeds estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. Impairment reserves remain in place if updated appraisals are pending, and represent management’s estimate of potential loss.
The following table presents exposure to relationships with an impaired loan balance, partial charge-offs taken to date and specific reserves established on the relationships at December 31, 2020 and 2019.

	# of Relationships	Recorded Investment	Partial Charge-offs to Date	Specific Reserves
December 31, 2020
Relationships greater than $1 million	2	$5,639	$—	$—
Relationships greater than $500 thousand but less than $1 million	2	1,211	17	—
Relationships greater than $250 thousand but less than $500 thousand	2	637	—	—
Relationships less than $250 thousand	65	3,757	545	33
	71	$11,244	$562	$33
December 31, 2019
Relationships greater than $1 million	2	$5,218	$—	$—
Relationships greater than $500 thousand but less than $1 million	2	$1,516	$17	$—
Relationships greater than $250 thousand but less than $500 thousand	3	980	—	—
Relationships less than $250 thousand	68	3,922	781	36
	75	$11,636	$798	$36

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
In its individual loan impairment analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve include an evaluation of the outstanding loan balance and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships at December 31, 2020. However, over time, additional information may result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
The Company’s foreclosed real estate balance at December 31, 2020 was zero for both residential and commercial properties. During 2020, no expense was recorded for the write-down of other real estate owned properties.

In an effort to assist clients which were negatively impacted by the COVID-19 pandemic, the Bank offered various mitigation options, including a loan payment deferral program. Under this program, most commercial deferrals were for a 90-day period, while most consumer deferrals were for a 180-day period. As of December 31, 2020, the Company had loan deferrals under this program for commercial and consumer clients with a total loan balance of $15.7 million and $2.5 million, respectively. In accordance with the revised Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus issued on April 7, 2020, these deferrals are exempt from TDR status as they meet the specified requirements. Below is a summary of select loan concentrations and the deferrals within those categories at December 31, 2020.
The following table summarizes COVID-19 related modifications, including deferrals and forbearances:

Loan Type	Amount of Loans		Percent of Non-PPP Loans
	December 31, 2020	September 30, 2020	December 31, 2020	September 30, 2020
Commercial	$15,702	$61,597	1.4%	5.6%
Consumer Portfolio Loans	2,504	16,845	0.6	3.6
Total Loans	$18,206	$78,442	1.2%	5.0%

The following table summarizes COVID-19 related deferral balances within certain industry segments at December 31, 2020:

Industry Segment	Balance	% of Total non-PPP Loans	$ Non-PPP Segment Total	% of non-PPP Segment
Hotel/Motel	$9,497	0.6%	$48,379	19.6%
Restaurant/Bar	774	0.1	33,400	2.3
Commercial construction	499	—	51,826	1.0
Mixed use	376	—	21,875	1.7
Multi-Family CRE	—	—	115,671	—
Strip Center/Retail	—	—	61,268	—
Senior Housing	—	—	43,814	—

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

The following table summarizes the Company’s internal risk ratings at December 31, 2020 and 2019.

	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	PCI Loans	Total
December 31, 2020
Commercial real estate:
Owner-occupied	$148,846	$12,491	$7,855	$3,260	$—	$2,456	$174,908
Non-owner occupied	351,860	57,378	—	—	—	329	409,567
Multi-family	92,769	20,224	642	—	—	—	113,635
Non-owner occupied residential	107,557	3,948	1,422	268	—	1,310	114,505
Acquisition and development:
1-4 family residential construction	9,101	385	—	—	—	—	9,486
Commercial and land development	49,832	655	525	814	—	—	51,826
Commercial and industrial	617,213	17,561	6,118	3,639	—	2,837	647,368
Municipal	20,523	—	—	—	—	—	20,523
Residential mortgage:
First lien	236,381	—	—	2,628	—	5,312	244,321
Home equity – term	10,076	—	64	10	—	19	10,169
Home equity – lines of credit	156,264	95	54	608	—	—	157,021
Installment and other loans	26,283	—	—	17	—	61	26,361
	$1,826,705	$112,737	$16,680	$11,244	$—	$12,324	$1,979,690

	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	PCI Loans	Total
December 31, 2019
Commercial real estate:
Owner-occupied	$151,161	$4,513	$3,163	$5,872	$—	$6,175	$170,884
Non-owner occupied	342,753	17,152	—	—	—	1,145	361,050
Multi-family	100,361	4,822	682	345	—	683	106,893
Non-owner occupied residential	111,697	4,534	1,115	235	—	2,457	120,038
Acquisition and development:
1-4 family residential construction	15,865	—	—	—	—	—	15,865
Commercial and land development	39,939	206	1,393	—	—	—	41,538
Commercial and industrial	198,951	1,133	8,899	1,763	—	3,808	214,554
Municipal	42,649	4,408	—	—	—	—	47,057
Residential mortgage:
First lien	323,040	978	—	2,590	—	9,764	336,372
Home equity – term	13,774	74	149	13	—	20	14,030
Home equity – lines of credit	164,469	74	38	733	—	—	165,314
Installment and other loans	50,497	—	—	85	—	153	50,735
	$1,555,156	$37,894	$15,439	$11,636	$—	$24,205	$1,644,330

Non-Impaired Substandard loans are performing loans which have characteristics that cause management concern over the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming, or impaired, loans in the future. Generally, management feels that substandard loans that are currently performing and not considered impaired result in some doubt as to the borrower’s ability to continue to perform under the terms of the loan, and represent potential problem loans. Non-impaired Substandard loans totaled $16.7 million at December 31, 2020.
Additionally, the Special Mention classification is intended to be a temporary classification reflective of loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Company’s position at some future date. Special mention loans represent an elevated risk, but their weakness does not yet justify a more severe, or classified, rating. These loans require inquiry by lenders on the cause of the potential weakness and, once analyzed, the loan classification may be downgraded to Substandard or, alternatively, could be upgraded to Pass. Special mention loans increased by $74.8 million from December 31, 2019 to December 31, 2020 due primarily to the economic weakness created by COVID-19 as well as related loan modifications completed in 2020. Any loans with second modifications that are COVID-19 related are classified as special mention.
The following tables summarize the average recorded investment in impaired loans and interest income recognized, on a cash basis, and interest income earned but not recognized for years ended December 31, 2020, 2019, 2018, 2017 and 2016.

	Average Impaired Balance	Interest Income Recognized	Interest Earned But Not Recognized
December 31, 2020
Commercial real estate:
Owner-occupied	$4,636	$1	$172
Non-owner occupied	83	—	—
Multi-family	205	—	—
Non-owner occupied residential	388	—	21
Acquisition and development:
Commercial and land development	641	—	23
Commercial and industrial	1,196	—	20
Residential mortgage:
First lien	2,995	48	92
Home equity – term	11	—	1
Home equity – lines of credit	692	1	36
Installment and other loans	25	—	1
	$10,872	$50	$366
December 31, 2019
Commercial real estate:
Owner-occupied	$2,455	$2	$387
Non-owner occupied	46	—	—
Multi-family	152	—	24
Non-owner occupied residential	217	—	21
Acquisition and development:
1-4 family residential construction	—	—	—
Commercial and land development	21	—	—
Commercial and industrial	683	—	130
Residential mortgage:
First lien	2,582	50	91
Home equity – term	13	—	1
Home equity – lines of credit	750	2	64
Installment and other loans	13	—	2
	$6,932	$54	$720

	Average Impaired Balance	Interest Income Recognized	Interest Earned But Not Recognized
December 31, 2018
Commercial real estate:
Owner-occupied	$1,495	$2	$156
Non-owner occupied	1,842	—	236
Multi-family	148	—	20
Non-owner occupied residential	346	—	36
Acquisition and development:
1-4 family residential construction	181	—	—
Commercial and land development	1	—	1
Commercial and industrial	322	—	29
Residential mortgage:
First lien	3,234	59	130
Home equity – term	19	—	2
Home equity – lines of credit	657	2	52
Installment and other loans	4	—	5
	$8,249	$63	$667
December 31, 2017
Commercial real estate:
Owner-occupied	$1,000	$6	$114
Non-owner occupied	392	—	10
Multi-family	182	—	19
Non-owner occupied residential	418	—	35
Acquisition and development:
1-4 family residential construction	154	—	7
Commercial and industrial	413	—	25
Residential mortgage:
First lien	4,012	58	136
Home equity – term	61	—	1
Home equity – lines of credit	488	2	26
Installment and other loans	10	—	3
	$7,130	$66	$376
December 31, 2016
Commercial real estate:
Owner-occupied	$1,758	$—	$124
Non-owner occupied	6,831	—	326
Multi-family	216	—	17
Non-owner occupied residential	645	—	35
Acquisition and development:
Commercial and land development	3	—	1
Commercial and industrial	575	—	25
Residential mortgage:
First lien	4,525	33	175
Home equity – term	98	—	6
Home equity – lines of credit	455	—	19
Installment and other loans	12	—	3
	$15,118	$33	$731

     The following table summarizes activity in the ALL for years ended December 31, 2020, 2019, 2018, 2017 and 2016.

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2020
Balance, beginning of year	$7,634	$959	$2,356	$100	$11,049	$3,147	$319	$3,466	$140	$14,655
Provision for loan losses	2,745	146	2,096	(60)	4,927	203	117	320	78	5,325
Charge-offs	(3)	—	(748)	—	(751)	(114)	(146)	(260)	—	(1,011)
Recoveries	775	9	238	—	1,022	126	34	160	—	1,182
Balance, end of year	$11,151	$1,114	$3,942	$40	$16,247	$3,362	$324	$3,686	$218	$20,151
December 31, 2019
Balance, beginning of year	$6,876	$817	$1,656	$98	$9,447	$3,753	$244	$3,997	$570	$14,014
Provision for loan losses	515	139	841	2	1,497	(347)	180	(167)	(430)	900
Charge-offs	(25)	—	(299)	—	(324)	(386)	(155)	(541)	—	(865)
Recoveries	268	3	158	—	429	127	50	177	—	606
Balance, end of year	$7,634	$959	$2,356	$100	$11,049	$3,147	$319	$3,466	$140	$14,655
December 31, 2018
Balance, beginning of year	$6,763	$417	$1,446	$84	$8,710	$3,400	$211	$3,611	$475	$12,796
Provision for loan losses	(442)	396	209	14	177	363	165	528	95	800
Charge-offs	(17)	(7)	—	—	(24)	(148)	(292)	(440)	—	(464)
Recoveries	572	11	1	—	584	138	160	298	—	882
Balance, end of year	$6,876	$817	$1,656	$98	$9,447	$3,753	$244	$3,997	$570	$14,014
December 31, 2017
Balance, beginning of year	$7,530	$580	$1,074	$54	$9,238	$2,979	$144	$3,123	$414	$12,775
Provision for loan losses	38	(167)	333	30	234	531	174	705	61	1,000
Charge-offs	(835)	—	(85)	—	(920)	(180)	(166)	(346)	—	(1,266)
Recoveries	30	4	124	—	158	70	59	129	—	287
Balance, end of year	$6,763	$417	$1,446	$84	$8,710	$3,400	$211	$3,611	$475	$12,796
December 31, 2016
Balance, beginning of year	$7,883	$850	$1,012	$58	$9,803	$2,870	$121	$2,991	$774	$13,568
Provision for loan losses	107	(270)	129	(4)	(38)	532	116	648	(360)	250
Charge-offs	(872)	—	(79)	—	(951)	(577)	(194)	(771)	—	(1,722)
Recoveries	412	—	12	—	424	154	101	255	—	679
Balance, end of year	$7,530	$580	$1,074	$54	$9,238	$2,979	$144	$3,123	$414	$12,775

The following table summarizes asset quality ratios for years ended December 31, 2020, 2019, 2018, 2017 and 2016.

	2020	2019	2018	2017	2016

Ratio of net charge-offs (recoveries) to average loans outstanding	(0.01)%	0.02%	(0.04)%	0.10%	0.13%
Provision for loan losses to net charge-offs (recoveries)	(3,114.04)%	347.49%	(191.39)%	102.15%	23.97%
Ratio of ALL to total loans outstanding at December 31	1.02%	0.89%	1.12%	1.27%	1.45%

The Company recorded a provision for loan losses expense of $5.3 million, $900 thousand, $800 thousand, $1.0 million and $250 thousand for 2020, 2019, 2018, 2017 and 2016, respectively. In addition, in certain cases, loans were successfully worked out with smaller charge-offs than the reserve established on them. From 2016 to 2019, the Company has benefited from organic loan portfolio growth and favorable historical charge-off data combined with relatively stable economic conditions over the periods presented above. This was a principal factor in management's determination that a negative or modest provision could be recorded despite net charge-offs recorded in 2016. In 2017, management determined that a provision expense that offset net charge-offs for the year would maintain an adequate ALL, principally due to a charge-off in connection with one commercial credit downgraded to nonaccrual status during the year. In 2018 and 2019, our continued organic loan portfolio growth was a key factor in the quantitative and qualitative considerations used by management in the determination of the provision expense required to maintain an adequate allowance for loan losses. In 2020, the severe economic impact of COVID-19 on the loan portfolio drove an increase in qualitative assumptions. These variations in net charge-offs (recoveries) and provision expense (recovery) resulted in the fluctuations in the ratios presented in the tables above.
See further discussion in the “Provision for Loan Losses” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Also, see Note 4, Loans and Allowance for Loan Losses, in the Notes to Consolidated Financial Statements for additional information on the COVID-19 qualitative assumptions.
The following table shows the allocation of the ALL by loan class, as well as the percent of each loan class in relation to the total loan balance at December 31, 2020, 2019, 2018, 2017 and 2016.

	2020		2019		2018		2017		2016
	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans
Commercial real estate:
Owner-occupied	$2,072	9%	$1,539	10%	$1,491	10%	$1,488	12%	$1,591	13%
Non-owner occupied	6,049	21%	3,965	22%	3,683	20%	4,059	24%	4,380	23%
Multi-family	1,846	6%	974	7%	792	6%	444	5%	604	5%
Non-owner occupied residential	1,184	6%	1,156	7%	910	8%	772	8%	955	7%
Acquisition and development:
1-4 family residential construction	144	—%	239	1%	104	1%	169	1%	102	1%
Commercial and land development	970	3%	720	3%	713	3%	248	2%	478	3%
Commercial and industrial	3,942	32%	2,356	13%	1,656	13%	1,446	12%	1,074	10%
Municipal	40	1%	100	3%	98	4%	84	4%	54	6%
Residential mortgage:
First lien	1,627	12%	1,635	20%	2,002	19%	1,855	16%	1,624	16%
Home equity - term	63	1%	59	1%	109	1%	119	1%	151	1%
Home equity - lines of credit	1,672	8%	1,453	10%	1,642	12%	1,426	13%	1,204	14%
Installment and other loans	324	1%	319	3%	244	3%	211	2%	144	1%
Unallocated	218		140		570		475		414
	$20,151	100%	$14,655	100%	$14,014	100%	$12,796	100%	$12,775	100%

The following table summarizes the ending loan balance individually or collectively evaluated for impairment by loan class and the ALL allocation for each at December 31, 2020 and 2019.

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2020
Loans allocated by:
Individually evaluated for impairment	$3,528	$814	$3,639	$—	$7,981	$3,246	$17	$3,263	$—	$11,244
Collectively evaluated for impairment	809,087	60,498	643,729	20,523	1,533,837	408,265	26,344	434,609	—	1,968,446
	$812,615	$61,312	$647,368	$20,523	$1,541,818	$411,511	$26,361	$437,872	$—	$1,979,690
Allowance for loan losses allocated by:
Individually evaluated for impairment	$—	$—	$1	$—	$1	$33	$—	$33	$—	$34
Collectively evaluated for impairment	11,151	1,114	3,941	40	16,246	3,329	324	3,653	218	20,117
	$11,151	$1,114	$3,942	$40	$16,247	$3,362	$324	$3,686	$218	$20,151
December 31, 2019
Loans allocated by:
Individually evaluated for impairment	$6,452	$—	$1,763	$—	$8,215	$3,336	$85	$3,421	$—	$11,636
Collectively evaluated for impairment	752,413	57,403	212,791	47,057	1,069,664	512,380	50,650	563,030	—	1,632,694
	$758,865	$57,403	$214,554	$47,057	$1,077,879	$515,716	$50,735	$566,451	$—	$1,644,330
Allowance for loan losses allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$36	$—	$36	$—	$36
Collectively evaluated for impairment	7,634	959	2,356	100	11,049	3,111	319	3,430	140	14,619
	$7,634	$959	$2,356	$100	$11,049	$3,147	$319	$3,466	$140	$14,655

In addition to the reserve allocations on impaired loans noted above, 11 loans, with aggregate outstanding principal balances of $1.2 million, have had cumulative partial charge-offs to the ALL totaling $562 thousand at December 31, 2020. As updated appraisals were received on collateral-dependent loans, partial charge-offs were taken to the extent the loans’ principal balance exceeded their fair value.
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
The unallocated portion of the ALL reflects estimated inherent losses within the portfolio that have not been detected, as well as the risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the allowance increased from $140 thousand at December 31, 2019 to $218 thousand at December 31, 2020 and represents 1.1% of the ALL at December 31, 2020, compared with 1.0% at December 31, 2019. Changes in qualitative factors of certain loan categories were made during 2019 to reflect limited credit losses in recent history.

The Company monitors the unallocated portion of the ALL, and by policy, has determined it should not exceed 3% of the total reserve. Future negative provisions for loan losses may result if the unallocated portion was to increase, and management determined the reserves were not required for the anticipated risk in the portfolio.
Management believes the Company’s ALL is adequate based on information currently available. Future adjustments to the ALL and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.
Deposits
Total deposits grew $481.4 million, or 25.7%, from $1.9 billion at December 31, 2019 to $2.4 billion at December 31, 2020. This increase was primarily due to deposits generated through the SBA PPP during 2020. In 2019, the Company acquired $388.2 million in deposits from Hamilton. At December 31, 2019, those acquired accounts totaled approximately $332.0 million. During 2019, brokered deposits were reduced by $110.6 million and subscription service CDs declined by $21.9 million. Organic growth totaled approximately $147.7 million in 2019.
The following table presents average deposits for years ended December 31, 2020, 2019, and 2018.

	2020	2019	2018
Demand deposits	$381,869	$234,354	$183,387
Interest-bearing demand deposits	1,156,292	920,025	767,863
Savings deposits	163,133	138,761	102,189
Time deposits	452,298	549,937	324,118
Total deposits	$2,153,592	$1,843,077	$1,377,557

Average total deposits increased $310.5 million, or 16.8%, from 2019 to 2020. SBA PPP loan funding was the principal driver of this increase. Average time deposits less than $250 thousand grew from $287.9 million in 2018 to $483.9 million in 2019 and average time deposits in excess of $250 thousand increased from $36.3 million in 2018 to $66.0 million in 2019.
In addition to deposits from acquisitions, the Bank has been able to garner organic growth in both interest-bearing and noninterest-bearing deposit relationships from enhanced cash management offerings as we continued to develop commercial relationships. We also continued to grow core funding deposits through marketing campaigns and improvement in our product delivery with investments in technology and increased sales efforts. We have also been able to increase interest-free funds as we expanded our commercial and industrial loan portfolio.
In 2020, the Bank reduced its brokered deposit balances to zero at December 31, 2020 compared with $16.1 million at December 31, 2019, and averaged $3.2 million for 2020 compared with $100.8 million for 2019. Given interest rate conditions and asset/liability strategies, the Bank borrowed additional funds from FHLB of Pittsburgh to replace called brokered deposits from the second half of 2019 through 2020.
Management evaluates its utilization of brokered deposits, taking into consideration the interest rate curve and regulatory views on non-core funding sources, and balances this funding source with its funding needs based on growth initiatives. The Company anticipates that as loan growth increases, it will be able to generate core deposit funding by offering competitive rates.
The following table presents maturities of time deposits of $250,000 or more at December 31, 2020.

Total

Three months or less	$25,828
Over three months through six months	15,734
Over six months through one year	12,057
Over one year	8,319
Total	$61,938

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
Shareholders' Equity
In 2020, total shareholders’ equity increased $23.0 million, or 10.3%. Net income increased equity by $26.5 million. AOCI increased by $3.8 million due to an increase of $4.8 million in unrealized gains on securities partially offset by $1.0 million in unrealized losses on derivatives during 2020. Dividends paid to shareholders decreased equity by $7.6 million.
In September, 2015, the Board of Directors authorized a stock repurchase program which is more fully described in Item 5 under Issuer Purchases of Equity Securities. The maximum number of shares that may yet be purchased under the plan is 261,320 shares at December 31, 2020.
The following table includes additional information for shareholders’ equity for years ended December 31, 2020, 2019, and 2018.

	2020	2019	2018

Average shareholders’ equity	$226,900	$206,021	$149,662
Net income	26,463	16,924	12,805
Cash dividends paid	7,610	6,150	4,375
Average equity to average assets ratio	8.58%	9.26%	8.75%
Dividend payout ratio	28.12%	36.81%	33.33%
Return on average equity	11.66%	8.21%	8.56%

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
Management believes the Company and the Bank met all capital adequacy requirements to which they are subject at December 31, 2020 and December 31, 2019. At December 31, 2020, the Bank was considered well capitalized under applicable banking regulations.

Tables presenting the Company’s and the Bank’s capital amounts and ratios at December 31, 2020 and 2019 are included in Note 17 Shareholders' Equity and Regulatory Capital, to the Consolidated Financial Statements appearing in Part II, Item 8, "Financial Statements and Supplementary Data."
The Company routinely evaluates its capital levels in light of its risk profile to assess its capital needs. In addition to the minimum capital ratio requirement and minimum capital ratio to be well capitalized presented in the tables in Note 17, we must maintain a capital conservation buffer as noted in Item 1 - Business under the topic Basel III Capital Rules. At December 31, 2020, the Company's and the Bank's capital conservation buffer, based on the most restrictive capital ratio, was 6.5% and 6.7%, which is above the regulatory requirement of 2.50% at December 31, 2020.
Liquidity and Rate Sensitivity
Liquidity. The primary function of asset/liability management is to ensure adequate liquidity and manage the Company’s sensitivity to changing interest rates. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Company's primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities, the sale of mortgage loans and borrowings from the FHLB of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's maximum borrowing capacity from the FHLB is $830.3 million at December 31, 2020.
The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of its asset/liability management policy.
At December 31, 2020, outstanding loan commitments totaled $596.2 million, which included $89.5 million in undisbursed loans, $223.2 million in unused home equity lines of credit, $268.9 million in commercial lines of credit, and $14.5 million in standby letters of credit. Time deposits due within one year after December 31, 2020 totaled $310.3 million, or 78% of time deposits. The large percentage of time deposits that mature within one year reflects clients’ preference not to invest funds for long periods in the current interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on time deposits outstanding at December 31, 2020. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates we offer.
Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2020, cash and cash equivalents totaled $125.3 million, compared with $56.5 million at December 31, 2019. Securities classified as available for sale, net of pledging requirements, provide additional sources of liquidity, and totaled $67.8 million at December 31, 2020. Also at December 31, 2020, the Company had the ability to borrow up to a total of $830.3 million from the FHLB of Pittsburgh, of which $151.4 million in advances and letters of credit were outstanding. The Company’s ability to borrow from the FHLB is dependent on having sufficient qualifying collateral, which generally consists of mortgage loans. In addition, the Company had $30.0 million in available unsecured lines of credit with other banks at December 31, 2020.
The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and interest on its borrowings. The Company also has repurchased shares of its common stock. The Company’s primary source of income is dividends received from the Bank. Restrictions on the Bank’s ability to dividend funds to the Company are included in Note 17, Shareholders' Equity and Regulatory Capital, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."
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
Contractual Obligations
The Company enters into contractual obligations in the normal course of business to fund loan growth, for asset/liability management purposes, to meet required capital needs and for other corporate purposes. The following table presents significant fixed and determinable contractual obligations of principal by payment date at December 31, 2020. Further discussion of the nature of each obligation is included in the referenced Note to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data" referenced in the following table.

		Payments Due
	Note Reference	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total

Time deposits	11	$310,287	$72,651	$10,944	$2,336	$396,218
Short-term borrowings	13	75,195	—	—	—	75,195
Long-term debt	14	421	903	992	—	2,316
Subordinated notes	15	—	—	—	32,500	32,500
Operating lease obligations	6	1,208	1,592	1,666	9,449	13,915
Total		$387,111	$75,146	$13,602	$44,285	$520,144

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
The following table details significant commitments at December 31, 2020.

Contract or Notional Amount
Commitments to fund:
Home equity lines of credit	$223,216
1-4 family residential construction loans	28,928
Commercial real estate, construction and land development loans	60,606
Commercial, industrial and other loans	268,931
Standby letters of credit	14,491

A discussion of the nature, business purpose, and guarantees that result from the Company’s off-balance sheet arrangements is included in Note 19, Financial Instruments with Off-Balance Sheet Risk, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."
Recently Adopted and Recently Issued Accounting Standards
Recently adopted and recently issued accounting standards are included in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."
Supplemental Reporting of Non-GAAP Measures
As a result of prior acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $26.9 million and $27.1 million at December 31, 2020 and 2019, respectively.
Management believes providing certain “non-GAAP” information will assist investors in their understanding of the effect of acquisition activity on reported results, particularly to overcome comparability issues related to the influence of intangibles (principally goodwill) created in acquisitions.
Tangible book value per share and net interest margin excluding the impact of purchase accounting, as used by the Company in this supplemental reporting, are not GAAP measures. While we believe this information is a useful supplement to the GAAP based measures presented in Item 6, Selected Financial Data and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, readers are cautioned that this non-GAAP disclosure has limitations as an analytical tool, should not be viewed as a substitute for financial measures determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of our results and financial condition as reported under GAAP, nor are such measures necessarily comparable to non-GAAP performance measures that may be presented by other companies. This supplemental presentation should not be construed as an inference that our future results will be unaffected by similar adjustments to be determined in accordance with GAAP.
The following table presents the computation of each non-GAAP based measure shown together with its most directly comparable GAAP based measure.

	2020	2019	2018
Tangible book value per common share
Shareholders' equity	$246,249	$223,249	$173,433
Less: Goodwill	18,724	19,925	12,592
Other intangible assets	5,458	7,180	3,910
Related tax effect	(1,146)	(1,508)	(804)
Tangible common equity (non-GAAP)	$223,213	$197,652	$157,735

Common shares outstanding	11,201	11,200	9,430

Book value per share (most directly comparable GAAP based measure)	$21.98	$19.93	$18.39
Intangible assets per share	2.05	2.28	1.66
Tangible book value per share (non-GAAP)	$19.93	$17.65	$16.73

		2020		2019		2018
Taxable-Equivalent Net Interest Margin (excluding the effect of purchase accounting)
Taxable-equivalent net interest income/margin, as reported		$84,431	3.44%	$70,338	3.43%	$53,573	3.36%
Effect of purchase accounting:
Loans	Income	(5,547)	(0.24)%	(3,758)	(0.21)%	(372)	0.18%
Time deposits	Expenses	81	—%	(102)	0.01%	855	0.21%
Purchase accounting effect on taxable-equivalent income/ margin		(5,628)	(0.24)%	(3,656)	(0.20)%	(1,227)	0.39%
Taxable-equivalent net interest income/margin (excluding the effect of purchase accounting) (non-GAAP)		$78,803	3.20%	$66,682	3.23%	$52,346	3.75%

December 31, 2020
Allowance to unguaranteed loans
Allowance for loan losses	$20,151
Gross loans	$1,979,690
less: SBA guaranteed loans	(404,205)
Unguaranteed loans	$1,575,485
Allowance to unguaranteed loans	1.3%

	December 31, 2020	December 31, 2019
Allowance plus purchase accounting marks to unguaranteed loans:
Allowance for loan losses	$20,151	$14,655
Purchase accounting marks	7,784	18,160
Allowance plus purchase accounting marks	27,935	32,815
Gross loans	1,979,690	1,644,330
less: SBA guaranteed loans	(404,205)	(1,559)
Unguaranteed loans	$1,575,485	$1,642,771

Allowance plus purchase accounting marks to unguaranteed loans:	1.8%	2.0%

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk comprises exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. In the banking industry, a major risk exposure is changing interest rates. The primary objective of monitoring our interest rate sensitivity, or risk, is to provide management the tools necessary to manage the balance sheet to minimize adverse changes in net interest income as a result of changes in the direction and level of interest rates. FRB monetary control efforts, the effects of deregulation, economic uncertainty and legislative changes have been significant factors affecting the task of managing interest rate sensitivity positions in recent years.
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
The simulation analysis results are presented in the Net Interest Income table below. At December 31, 2020, these results indicate the Company would be better positioned, over the next 12 months, in a moderately declining rate environment than it would be if interest rates increased. At December 31, 2019, the results indicated we would be better positioned in a moderately increasing rate environment than if rates decreased moderately or increased more substantially.
Economic Value
Net present value analysis provides information on the risk inherent in the balance sheet that might not be considered in the simulation analysis due to the short time horizon used in that analysis. The net present value of the balance sheet incorporates the discounted present value of expected asset cash flows minus the discounted present value of expected liability cash flows. The analysis involves changing the interest rates used in determining the expected cash flows and in discounting the cash flows. The resulting percentage change in net present value in various rate scenarios is an indication of the longer term repricing risk and options embedded in the balance sheet.
At December 31, 2020, similar to at December 31, 2019, these results indicate the Company would be better positioned in a rising interest rate environment than it would be if interest rates decreased.

Earnings at Risk			Value at Risk
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates	December 31, 2020	December 31, 2019	Change in Market Interest Rates	December 31, 2020	December 31, 2019

(100)	(0.8)%	(0.5)%	(100)	(99.6)%	(21.7)%
100	1.7%	(1.3)%	100	70.7%	10.9%
200	2.4%	(3.8)%	200	116.4%	15.1%

Further discussion related to the quantitative and qualitative disclosures about market risk is included under the heading of Liquidity and Rate Sensitivity in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SUMMARY OF QUARTERLY FINANCIAL DATA
The following table presents unaudited quarterly results of operations for years ended December 31.

	2020 Quarter Ended				2019 Quarter Ended
	December	September	June	March	December	September	June	March

Interest income	$26,426	$24,216	$25,022	$23,967	$24,028	$24,836	$24,472	$19,658
Interest expense	2,697	3,398	4,224	5,705	6,087	6,757	5,957	4,898
Net interest income	23,729	20,818	20,798	18,262	17,941	18,079	18,515	14,760
Provision for loan losses	300	2,200	1,900	925	—	300	200	400
Net interest income after provision for loan losses	23,429	18,618	18,898	17,337	17,941	17,779	18,315	14,360
Investment securities gains (losses)	28	(13)	9	(40)	18	2,328	2,064	339
Other noninterest income	7,153	6,874	7,184	7,114	7,012	6,274	5,710	4,796
Merger related and branch consolidation expenses	—	1,310	—	—	988	471	6,860	645
Other noninterest expenses	18,080	17,955	18,431	18,304	18,721	17,669	16,432	15,516
Income before income tax expense	12,530	6,214	7,660	6,107	5,262	8,241	2,797	3,334
Income tax expense	2,471	1,237	1,301	1,039	1,028	1,340	110	232
Net income	$10,059	$4,977	$6,359	$5,068	$4,234	$6,901	$2,687	$3,102

Per share information:
Basic earnings per share (a)	$0.92	$0.45	$0.58	$0.46	$0.39	$0.63	$0.26	$0.34
Diluted earnings per share (a)	$0.91	$0.45	$0.58	$0.46	$0.38	$0.62	$0.26	$0.33
Dividends paid per share	$0.17	$0.17	$0.17	$0.17	$0.15	$0.15	$0.15	$0.15
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
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting at December 31, 2020, using the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that, at December 31, 2020, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework (2013).
Crowe LLP has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, as stated in their report dated March 15, 2021.

/s/ Thomas R. Quinn, Jr.	/s/ Thomas R. Brugger
Thomas R. Quinn, Jr.	Thomas R. Brugger
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

March 15, 2021

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors of Orrstown Financial Services, Inc.
Shippensburg, Pennsylvania

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Orrstown Financial Services, Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Adjustments for qualitative factors
As more fully described in Note 1 and Note 4 to the consolidated financial statements, the Company estimates and records an allowance for loan losses for loans collectively evaluated for impairment by developing a loss rate based on historical losses and qualitative factors. Qualitative factors are used to adjust historical loss rates considering relevant factors such as nature and volume of loans; national and local economic conditions; concentrations of credit and changes within credit concentrations; quality of loan review; delinquency trends; classified loan trends; underwriting standards and recovery practices; and experience, ability and depth of management and lending staff. The application of the adjustments for qualitative factors to the historical loss rate calculation is subjective.
The principal considerations for our determination that auditing the adjustments to the historical loss rates is a critical audit matter is the high degree of judgment involved in the assessment of the risk of loss associated with each risk factor. Our audit procedures included both control and substantive testing related to the adjustments for qualitative factors. Procedures included, among others:
•Testing the following controls:
◦Management’s review of the accuracy of data inputs used to adjust historical loss rates.
◦Management’s review of the appropriateness and adequacy of the adjustments to the historical loss rates
◦Management’s approval of the conclusions reached over the allowance for loan losses for loans collectively evaluated for impairment.

•Substantive tests included:
◦Data inputs used to adjust historical loss rates were agreed to source documentation.
◦The adjustments to historical loss rates were evaluated for reasonableness and appropriateness including both directional consistency and the magnitude of the adjustments.
◦Analytical procedures were performed to evaluate changes that occurred in the allowance for loan losses for loans collectively evaluated for impairment.

Crowe LLP

We have served as the Company's auditor since 2014.

Washington, D.C.
March 15, 2021

Consolidated Balance Sheets
ORRSTOWN FINANCIAL SERVICES, INC.

	December 31,
(Dollars in thousands, except per share amounts)	2020	2019
Assets
Cash and due from banks	$26,203	$25,969
Interest-bearing deposits with banks	99,055	29,994
Cash and cash equivalents	125,258	55,963
Restricted investments in bank stocks	10,563	16,184
Securities available for sale (amortized cost of $460,999 and $491,492 at December 31, 2020 and 2019, respectively)	466,465	490,885
Loans held for sale, at fair value	11,734	9,364
Loans	1,979,690	1,644,330
Less: Allowance for loan losses	(20,151)	(14,655)
Net loans	1,959,539	1,629,675
Premises and equipment, net	35,149	37,524
Cash surrender value of life insurance	68,554	63,613
Goodwill	18,724	19,925
Other intangible assets, net	5,458	7,180
Accrued interest receivable	8,927	6,040
Other assets	40,201	46,921
Total assets	$2,750,572	$2,383,274
Liabilities
Deposits:
Noninterest-bearing	$456,778	$249,450
Interest-bearing	1,900,102	1,626,072
Total deposits	2,356,880	1,875,522
Securities sold under agreements to repurchase	19,466	8,269
FHLB advances and other	58,045	209,667
Subordinated notes	31,903	31,847
Other liabilities	38,029	34,720
Total liabilities	2,504,323	2,160,025

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value—$0.05205 stated value per share 50,000,000 shares authorized; 11,257,046 shares issued and 11,201,317 outstanding at December 31, 2020; 11,220,604 shares issued and 11,199,874 outstanding at December 31, 2019	586	584
Additional paid—in capital	189,066	188,365
Retained earnings	54,099	35,246
Accumulated other comprehensive income (loss)	3,346	(480)
Treasury stock— 55,729 and 20,730 shares, at cost, at December 31, 2020 and 2019, respectively	(848)	(466)
Total shareholders’ equity	246,249	223,249
Total liabilities and shareholders’ equity	$2,750,572	$2,383,274
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income
ORRSTOWN FINANCIAL SERVICES, INC.

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2020	2019	2018
Interest income
Loans	$87,492	$75,071	$50,632
Investment securities - taxable	10,458	14,538	10,858
Investment securities - tax-exempt	1,566	2,054	3,850
Short term investments	115	1,331	327
Total interest income	99,631	92,994	65,667
Interest expense
Deposits	12,009	19,310	10,228
Securities sold under agreements to repurchase	85	623	81
FHLB advances and other	1,924	1,779	3,128
Subordinated notes	2,006	1,987	73
Total interest expense	16,024	23,699	13,510
Net interest income	83,607	69,295	52,157
Provision for loan losses	5,325	900	800
Net interest income after provision for loan losses	78,282	68,395	51,357
Noninterest income
Service charges on deposit accounts	2,874	3,404	3,233
Interchange income	3,423	3,281	2,821
Other service charges, commissions and fees	683	805	907
Swap fee income	847	1,197	—
Trust and investment management income	6,912	7,255	6,576
Brokerage income	2,821	2,426	2,035
Mortgage banking activities	5,274	3,047	2,663
Gain on sale of portfolio loans	2,803	—	—
Income from life insurance	2,261	2,044	1,463
Investment securities (losses) gains	(16)	4,749	1,006
Other income	427	331	320
Total noninterest income	28,309	28,539	21,024
Noninterest expenses
Salaries and employee benefits	43,350	39,495	32,524
Occupancy	4,760	4,325	3,084
Furniture and equipment	4,756	4,723	4,079
Data processing	3,574	3,599	2,674
Automated teller and interchange fees	1,057	1,015	806
Advertising and bank promotions	1,660	1,967	1,592
FDIC insurance	686	367	681
Other professional services	3,120	2,954	1,847
Directors' compensation	921	1,003	984
Taxes other than income	1,144	1,018	1,012
Intangible asset amortization	1,569	1,570	286
Merger related and branch consolidation expenses	1,310	8,964	3,197
Insurance claim (recovery) receivable write-off	(486)	615	—
Other operating expenses	6,659	5,685	5,170
Total noninterest expenses	74,080	77,300	57,936
Income before income tax expense	32,511	19,634	14,445
Income tax expense	6,048	2,710	1,640
Net income	$26,463	$16,924	$12,805
Per share information:
Basic earnings per share	$2.42	$1.63	$1.53
Diluted earnings per share	2.40	1.61	1.50
Dividends paid per share	0.68	0.60	0.51
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income
ORRSTOWN FINANCIAL SERVICES, INC.

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Net income	$26,463	$16,924	$12,805
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available for sale arising during the period	6,057	7,905	(6,359)
Reclassification adjustment for losses (gains) realized in net income	16	(4,749)	(1,006)
Net unrealized gains (losses) on securities available for sale	6,073	3,156	(7,365)
Tax effect	(1,275)	(664)	1,548
Total other comprehensive income (loss), net of tax and reclassification adjustments on securities available for sale	4,798	2,492	(5,817)
Unrealized losses on interest rate swaps used in cash flow hedges	(1,347)	—	—
Reclassification adjustment for losses realized in net income	117	—	—
Net unrealized losses on interest rate swaps used in cash flow hedges	(1,230)	—	—
Tax effect	258	—	—
Total other comprehensive loss, net of tax and reclassification adjustments on interest rate swaps	(972)	—	—
Total other comprehensive income (loss), net of tax and reclassification adjustments	3,826	2,492	(5,817)
Total comprehensive income	$30,289	$19,416	$6,988
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity
ORRSTOWN FINANCIAL SERVICES, INC.

	Years Ended December 31, 2020, 2019, and 2018
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity

Balance, January 1, 2018	$435	$125,458	$16,042	$2,845	$(15)	$144,765
Net income	—	—	12,805	—	—	12,805
Total other comprehensive loss, net of taxes	—	—	—	(5,817)	—	(5,817)
Cash dividends ($0.51 per share)	—	—	(4,375)	—	—	(4,375)
Issuance of stock (1,052,635 common shares) to acquire Mercersburg Financial Corporation	55	24,998	—	—	—	25,053
Share-based compensation plans:
38,764 net common shares issued and 8,214 net treasury shares acquired, including compensation expense totaling $1,493	1	1,222	—	—	(221)	1,002
Balance, December 31, 2018	491	151,678	24,472	(2,972)	(236)	173,433
Net income	—	—	16,924	—	—	16,924
Total other comprehensive income, net of taxes	—	—	—	2,492	—	2,492
Cash dividends ($0.60 per share)	—	—	(6,150)	—	—	(6,150)
Issuance of stock (1,765,704 common shares) to acquire Hamilton Bancorp, Inc	92	36,530	—	—	—	36,622
Share-based compensation plans:
15,645 net common shares issued and 11,699 net treasury shares acquired, including compensation expense totaling $1,586	1	157	—	—	(230)	(72)
Balance, December 31, 2019	584	188,365	35,246	(480)	(466)	223,249
Net income	—	—	26,463	—	—	26,463
Total other comprehensive income, net of taxes	—	—	—	3,826	—	3,826
Cash dividends ($0.68 per share)	—	—	(7,610)	—	—	(7,610)
Share-based compensation plans:
36,442 net common shares issued and 34,999 net treasury shares acquired, including compensation expense totaling $2,092	2	701	—	—	(382)	321
Balance, December 31, 2020	$586	$189,066	$54,099	$3,346	$(848)	$246,249
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows
ORRSTOWN FINANCIAL SERVICES, INC.

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Cash flows from operating activities
Net income	$26,463	$16,924	$12,805
Adjustments to reconcile net income to net cash provided by operating activities:
Net discount (accretion) premium amortization	(4,481)	(2,547)	1,406
Depreciation and amortization expense	6,573	5,547	3,642
Impairment of intangibles	153	—	—
Provision for loan losses	5,325	900	800
Share-based compensation	2,092	1,586	1,493
Gain on sales of loans originated for sale	(6,067)	(2,613)	(2,144)
Mortgage loans originated for sale	(207,051)	(112,568)	(90,305)
Proceeds from sales of loans originated for sale	208,987	108,885	94,727
Gain on sale of portfolio loans	(2,803)	—	(291)
Net loss (gain) on disposal of OREO	152	(156)	(108)
Writedown of OREO	544	—	24
Net loss on disposal of premises and equipment	2	139	12
Deferred income taxes	(1,973)	1,776	543
Investment securities losses (gains)	16	(4,749)	(1,006)
Gains on termination of rate swap	(226)	—	—
Income from life insurance	(2,261)	(2,044)	(1,463)
(Increase) decrease in accrued interest receivable	(2,887)	1,248	(879)
Increase (decrease) in accrued interest payable and other liabilities	953	(5,291)	2,696
Other, net	6,660	2,053	535
Net cash provided by operating activities	30,171	9,090	22,487
Cash flows from investing activities
Proceeds from sales of AFS securities	—	199,429	156,364
Maturities, repayments and calls of AFS securities	56,239	33,265	18,373
Purchases of AFS securities	(26,691)	(190,530)	(226,014)
Net cash and cash equivalents received from acquisitions	—	29,442	12,407
Net purchases of restricted investments in bank stocks	5,621	(2,684)	(592)
Net decrease (increase) in loans	(349,947)	(46,157)	(99,828)
Proceeds from sales of portfolio loans	22,665	—	3,589
Purchases of bank premises and equipment	(1,303)	(2,911)	(4,791)
Proceeds from disposal of OREO	4,096	1,318	1,413
Proceeds from sale of rate swap	218	—	—
Purchases of bank owned life insurance	(3,636)	(3,280)	(900)
Death benefit proceeds from life insurance contracts	391	571	576
Other	—	—	7
Net cash provided by (used in) investing activities	(292,347)	18,463	(139,396)
Cash flows from financing activities
Net increase (decrease) in deposits	481,277	(71,561)	178,798
Net (decrease) increase n borrowings with original maturities less than 90 days	(135,402)	115,800	(14,507)
Proceeds from other short-term borrowings	126,599	20,000	25,000
Payments on other short-term borrowings	(131,622)	(116,776)	(40,365)
Proceeds from subordinated notes, net of issuance costs	—	—	31,857
Payment of subordinated notes issuance costs	—	(59)	—
Dividends paid	(7,610)	(6,150)	(4,375)
Acquisition of treasury stock	(1,170)	—	—
Treasury shares repurchased for employee taxes associated with restricted stock vesting	(717)	(1,772)	(651)
Proceeds from issuance of stock for option exercises and employee stock purchase plan	116	113	160
Net cash (used in) provided by financing activities	331,471	(60,405)	175,917
Net increase (decrease) in cash and cash equivalents	69,295	(32,852)	59,008
Cash and cash equivalents at beginning of year	55,963	88,815	29,807
Cash and cash equivalents at end of year	$125,258	$55,963	$88,815

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$16,665	$24,313	$12,930
Income taxes	550	—	60
Supplemental schedule of noncash investing and financing activities:
OREO acquired in settlement of loans	—	161	539
Premises and equipment transferred to held for sale	—	4,894	1,003
Lease liabilities arising from obtaining ROU assets	400	7,380	—

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
Basis of Presentation – The accompanying consolidated financial statements include the accounts of Orrstown Financial Services, Inc. and its wholly owned subsidiary, the Bank. The accounting and reporting policies of the Company conform to GAAP and, where applicable, to accounting and reporting guidelines prescribed by bank regulatory authorities. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications have been made to prior year amounts to conform with current year classifications. In October 2018, the Company acquired Mercersburg Financial Corporation and its wholly-owned subsidiary, First Community Bank of Mercersburg, based in Mercersburg, Pennsylvania. In May 2019, the Company acquired Hamilton Bancorp, Inc., and its wholly-owned subsidiary, Hamilton Bank, based in Towson, Maryland. The results of operations and assets acquired and liabilities assumed from acquired entities are included only from the date of acquisition. The comparability of the Company's results of operations for the years ended December 31, 2020, to 2019 and 2018 have been impacted by these acquisitions.
The Company's management has evaluated all activity of the Company and concluded that subsequent events are properly reflected in the Company's consolidated financial statements and notes as required by GAAP.
To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.
Concentration of Credit Risk – The Company grants commercial, residential, construction, municipal, and various forms of consumer lending to clients primarily in its market area in south central Pennsylvania and in the greater Baltimore region and Washington County, Maryland. Therefore, the Company's exposure to credit risk is significantly affected by changes in the economy in those areas. Although the Company maintains a diversified loan portfolio, a significant portion of its clients’ ability to honor their contracts is dependent upon economic sectors for commercial real estate, including office space, retail strip centers, sales finance, sub-dividers and developers, and multi-family, hospitality, and residential building operators. Management evaluates each clients' creditworthiness on a case-by-case basis. The amount of collateral obtained upon the extension of credit is based on management’s credit evaluation of the client. Types of collateral held varies, but generally includes real estate and equipment.
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
Cash and cash equivalents includes amounts that the Company is required to maintain on hand or on deposit at the Federal Reserve Bank to meet certain regulatory reserve balance requirements. At December 31, 2020 and 2019, the Company had reserve requirements of zero and $9.2 million, respectively.
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
Securities – The Company typically classifies debt securities as available for sale on the date of purchase. At December 31, 2020 and 2019, the Company had no held to maturity or trading securities. AFS securities are reported at fair value. Interest income and dividends on debt securities are recognized in interest income on an accrual basis. Purchase premiums and discounts on debt securities are amortized to interest income using the interest method over the terms of the securities and approximate the level yield method.
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
Loans Held for Sale – Effective October 1, 2019, The Company adopted the fair value option on these loans which allows the Company to record the mortgage loans held for sale portfolio at fair market value as opposed to the lower of cost or market. The Company economically hedges its residential loans held for sale portfolio with forward sale agreements which are reported at fair value. A lower of cost or market accounting treatment would not allow the Company to record the excess of the fair market value over book value but would require the Company to record the corresponding reduction in value on the hedges. Both the loans and related hedges are carried at fair value which reduces earnings volatility as the amounts more closely offset, particularly in environments when interest rates are declining. For loans held for sale for which the fair value option has been elected, the aggregate fair value exceeded the aggregate principal balance by $436 thousand. There were no loans held for sale that were nonaccrual or 90 or more days past due as of December 31, 2020. In previous periods, loans originated and intended for sale in the secondary market were carried at the lower of aggregate cost or fair value. Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income. Interest income on these loans is recognized in interest and fees on loans in the consolidated statements of operations.
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
Loans Serviced – The Bank administers secondary market mortgage programs available through the FHLB and the Federal National Mortgage Association and offers residential mortgage products and services to clients. The Bank originates single-family residential mortgage loans for immediate sale in the secondary market and retains the servicing of those loans. At December 31, 2020 and 2019, the balance of loans serviced for others totaled $441.1 million and $360.1 million, respectively.
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
Changes to the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged transaction affects earnings. During 2020, such derivatives were used to hedge the variable cash flows associated with overnight borrowings.
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
Premises and Equipment – Buildings, improvements, equipment, furniture and fixtures are carried at cost less accumulated depreciation and amortization. Land is carried at cost. Depreciation and amortization has been recognized generally on the straight-line method and is computed over the estimated useful lives of the various assets as follows: buildings and improvements, including leasehold improvements – 10 to 40 years; and furniture and equipment – 3 to 15 years. Leasehold improvements are amortized over the shorter of the lease term or the indicated life. Repairs and maintenance are charged to operations as incurred, while additions and improvements are typically capitalized. Gains or losses on the retirement or disposal of individual assets is recorded as income or expense in the period of retirement or disposal. Premises no longer in use and held for sale are included in other assets on the consolidated balance sheets at the lower of carrying value or fair value and no depreciation is charged on them. At December 31, 2020 and 2019, premises held for sale totaled $1.1 million and $5.2 million, respectively.
Leases - The Company evaluates its contracts at inception to determine if an arrangement is,or contains, a lease. Operating leases are included in operating lease ROU assets in other assets and operating lease liabilities in accrued interest payable and other liabilities in the consolidated balance sheets. The Company had no finance leases at December 31, 2020.
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
Mortgage Servicing Rights – The estimated fair value of MSRs related to loans sold and serviced by the Company is recorded as an asset upon the sale of such loans. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are evaluated periodically for impairment by comparing the carrying amount to estimated fair value. Fair value is determined periodically through a discounted cash flow valuation performed by a third party. Significant inputs to the valuation include expected servicing income, net of expense, the discount rate and the expected life of the underlying loans. To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment through a charge against servicing income on the consolidated statements of income. If the Company determines, based on subsequent valuations, that the impairment no longer exists or is reduced, the valuation allowance is reduced through a credit to earnings. MSRs totaled $2.8 million and $3.1 million at December 31, 2020 and December 31, 2019, respectively, and are included in other assets on the consolidated balance sheets.
Foreclosed Real Estate – Real estate acquired through foreclosure or other means is initially recorded at the fair value of the related real estate collateral at the transfer date less estimated selling costs, and subsequently at the lower of its carrying value or fair value less estimated costs to sell. Fair value is determined based on an independent third party appraisal of the property or, when appropriate, a recent sales offer. Costs to maintain such real estate are expensed as incurred. Costs that significantly improve the value of the properties are capitalized. Real estate acquired through foreclosure or other means totaled zero and $197 thousand at December 31, 2020 and 2019, respectively, and is included in other assets on the consolidated balance sheets.
Investments in Real Estate Partnerships – The Company has a 99% limited partner interest in several real estate partnerships in central Pennsylvania. These investments are affordable housing projects, which entitle the Company to tax deductions and credits that expire through 2025. The Company accounts for its investments in affordable housing projects under the proportional amortization method when the criteria are met, which is limited to one investment at December 31, 2020. Other investments are accounted for under the equity method of accounting. The investment in these real estate partnerships, included in other assets on the consolidated balance sheets, totaled $3.1 million and $3.6 million at December 31, 2020 and 2019, respectively, of which $1.1 million and $1.3 million are accounted for under the proportional amortization method.
Equity method losses totaled $299 thousand, $55 thousand and $331 thousand for the years ended December 31, 2020, 2019 and 2018, respectively, and are included in other noninterest income on the consolidated income statements. Proportional amortization method losses totaled $214 thousand for the years ended December 31, 2020, 2019 and 2018, and are included in income tax expense on the consolidated income statements. During 2020, 2019 and 2018, the Company recognized federal tax credits from these projects totaling $460 thousand, $460 thousand and $578 thousand, respectively, which are included in income tax expense on the consolidated income statements.
Advertising – The Company expenses advertising as incurred. Advertising expense totaled $392 thousand, $577 thousand and $418 thousand for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Comprehensive Income – Comprehensive income consists of net income and OCI. Unrealized gains (losses) on securities available for sale and derivatives, net of tax, were the components of AOCI at December 31, 2020. Unrealized gains(losses) on securities available for sale was the sole component of AOCI at December 31, 2019.
Fair Value – Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in the Fair Value note to the consolidated financial statements. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.
Segment Reporting – The Company operates in one segment – Community Banking. The Company’s non-community banking activities are insignificant to the consolidated financial statements.
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
ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update simplifies how all entities assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The adoption of this guidance, effective January 1, 2020, did not have a material impact on the Company's consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 contains optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The optional expedients apply consistently to all contracts or transactions within the scope of this topic, while the optional expedients for hedging relationships can be elected on an individual basis. The Company has formed a cross-functional working group to lead the transition from LIBOR to a planned adoption of an alternate index. The Company plans to replace LIBOR with SOFR in its loan agreements. The Company is in the process of implementing fallback language for loans that will mature after 2021. The Company expects to adopt the LIBOR transition relief allowed under this standard, and is currently evaluating the potential impact of this guidance on its financial statements.

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
The Mercersburg acquisition was accounted for using the acquisition method of accounting and, accordingly, purchased assets, including identifiable intangible assets, and assumed liabilities were recorded at their respective acquisition date fair values. The fair value measurements of assets acquired and liabilities assumed were subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values became available. No material measurement period adjustments were made in the year ended December 31, 2020. The results of operations for the Company include Mercersburg's results from and after October 1, 2018.
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
The Hamilton acquisition was accounted for using the acquisition method of accounting and, accordingly, purchased assets, including identifiable intangible assets, and assumed liabilities were recorded at their respective acquisition date fair values. The fair value measurements of assets acquired and liabilities assumed are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. The Company finalized the fair values of loans, intangible assets, other assets, income taxes and liabilities associated with Hamilton as of May 1, 2020. Measurement period adjustments made from the date of acquisition through May 1, 2020 are summarized in Note 7 - Goodwill and Other Intangible Assets. The results of operations for the Company include Hamilton's results from and after May 1, 2019.

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

The determination of estimated fair values of the acquired loans required the Company to make certain estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature. Based on such factors as past due status, nonaccrual status, bankruptcy status, and credit risk ratings, the acquired loans were divided into loans with evidence of credit quality deterioration, which are accounted for under ASC 310-30 (purchased credit impaired), and loans that do not meet these criteria, which are accounted for under ASC 310-20 (purchased non-impaired). Expected cash flows, both principal and interest, were estimated based on key assumptions covering such factors as prepayments, default rates and severity of loss given default. These assumptions were developed using both Hamilton's historical experience and the portfolio characteristics as of the acquisition date as well as available market research. The fair value estimates for acquired loans were based on the amount and timing of expected principal, interest and other cash flows, including expected prepayments, discounted at prevailing market interest rates applicable to the types of acquired loans, which the Company considered to be level 3 fair value measurements. Deposit liabilities assumed in the Hamilton acquisition were segregated into two categories: time-deposits (i.e., deposit accounts with a stated maturity) and demand deposits, both using level 2 fair value measurements. In determining fair value of time deposits, the Company discounted the contractual cash flows of the deposit accounts using prevailing market interest rates for time deposit accounts of similar type and duration. For demand deposits, the acquisition date outstanding balance of the assumed demand deposit accounts approximates fair value. Acquisition date fair values for securities available for sale were determined using Level 1 or Level 2 inputs consistent with the methods discussed further in Note 20 - Fair Value. The remaining acquisition date fair values represent either Level 2 or Level 3 fair value measurements (premises and equipment and core deposit intangible).
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

	Performing	PCI	Total
Commercial real estate:
Owner-occupied	$42,148	$5,894	$48,042
Non-owner occupied	45,401	770	46,171
Multi-family	10,773	—	10,773
Acquisition and development:
1-4 family residential construction	7,450	—	7,450
Commercial and land development	4,528	—	4,528
Commercial and industrial	32,316	1,914	34,230
Residential mortgage:
First lien	152,657	10,494	163,151
Home-equity - term	4,478	1	4,479
Home equity - lines of credit	13,657	—	13,657
Installment and other loans	14,467	195	14,662
Total loans acquired	$327,875	$19,268	$347,143

The following table presents the fair value adjustments made to the amortized cost basis of loans acquired at May 1, 2019.

Gross amortized cost basis at acquisition	$362,125
Market rate adjustment	(5,309)
Credit fair value adjustment on non-credit impaired loans	(3,947)
Credit fair value adjustment on impaired loans	(5,726)
Estimated fair value of acquired loans	$347,143

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
The following table provides information about acquired PCI loans at May 1, 2019.

Contractually required principal and interest at acquisition	$31,599
Contractual cash flows not expected to be collected (nonaccretable discount)	(8,834)
Expected cash flows at acquisition	22,765
Interest component of expected cash flows (accretable discount)	(3,497)
Estimated fair value of acquired PCI loans	$19,268

Unaudited pro forma net income for the year ended December 31, 2019, would have totaled $20.9 million, and revenues would have totaled $102.5 million for the same period had the Hamilton acquisitions occurred January 1, 2019.
In connection with the Mercersburg and Hamilton acquisitions, the Company incurred merger related expenses. Mercersburg related merger expenses totaled $280 thousand during the year ended December 31, 2019. which is included in merger related and branch consolidation expenses on the consolidated statements of income. For December 31, 2019, the expenses consisted primarily of $81 thousand of investment banking, legal and consulting fees; and $199 thousand of information systems expense, including canceling of contracts. Hamilton related merger expenses totaled $7.7 million for the year ended December 31, 2019, which is included in merger related and branch consolidation expenses on the consolidated statements of income. For December 31, 2019, these expenses consisted primarily $1.9 million of investment banking, legal and consulting fees; $3.7 million of information systems expense, including canceling of contracts; and $2.2 million of other expenses, including payout of employee termination contracts.
Branch Consolidation
During the year ended December 31, 2020, the Company recognized charges associated with the consolidation of six branch locations, the discontinuance of three loan production offices, a reduction in back-office real estate and staffing model adjustments. These actions were initiated due to evolving client preferences for the digital delivery of products and services. In addition, the anticipated future cost reductions resulting from these actions will prepare the Company for a challenging operating environment in 2021. A charge of $1.6 million was recorded in the year ended December 31, 2020, which included $1.3 million related to branch consolidations.
In October, 2019, the Company announced the consolidation of five branches in Franklin and Perry Counties, Pennsylvania, into other, larger branches of the Bank, as part of its ongoing evaluation of branch profitability. The Company also announced the sale/leaseback of an operations center facility to eliminate approximately 50,000 square feet of excess back office space. The branch consolidations were completed in January 2020, and the sale of the operations center facility was completed in the second quarter of 2020.
In conjunction with the consolidation and operations center facility sale/leaseback, the Company recorded $988 thousand in expenses in the fourth quarter of 2019, consisting of $762 thousand in fixed asset write downs, $126 thousand in lease termination costs, and $100 thousand in severance and other costs. At December 31, 2019, fixed assets included in this consolidation, with an estimated fair value of $4.9 million, were held for sale and carried in other assets on the consolidated balances sheets.

NOTE 3. INVESTMENT SECURITIES
At December 31, 2020 and 2019, all investment securities were classified as AFS. The following table summarizes amortized cost and fair value of AFS securities, and the corresponding amounts of gross unrealized gains and losses recognized in AOCI at December 31, 2020 and 2019.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
States and political subdivisions	$104,704	$9,091	$1,125	$112,670
GSE residential MBSs	4,197	96	—	4,293
GSE residential CMOs	56,856	2,226	1,071	58,011
Non-agency CMOs	16,505	413	—	16,918
Private label commercial CMOs	63,941	57	1,762	62,236
Asset-backed	214,425	171	2,630	211,966
Other	371	—	—	371
Totals	$460,999	$12,054	$6,588	$466,465
December 31, 2019
States and political subdivisions	$83,607	$4,288	$32	$87,863
GSE residential CMOs	67,928	1,000	774	68,154
Non-agency CMOs	17,210	—	123	17,087
Private label commercial CMOs	86,704	156	231	86,629
Asset-backed	235,406	138	5,029	230,515
Other	637	—	—	637
Totals	$491,492	$5,582	$6,189	$490,885

The following table summarizes investment securities with unrealized losses at December 31, 2020 and 2019, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
December 31, 2020
States and political subdivisions	1	$9,079	$1,125	—	$—	$—	1	$9,079	$1,125
GSE residential CMOs	3	23,954	1,071	—	—	—	3	23,954	1,071
Private label commercial CMOs	1	4,314	685	10	42,403	1,077	11	46,717	1,762
Asset-backed	2	16,921	12	15	183,161	2,618	17	200,082	2,630
Totals	7	$54,268	$2,893	25	$225,564	$3,695	32	$279,832	$6,588
December 31, 2019
States and political subdivisions	1	$6,173	$32	—	$0	$0	1	$6,173	$32
GSE residential CMOs	5	37,158	309	1	11,602	465	6	48,760	774
Non-agency CMOs	1	17,087	123	—	—	—	1	17,087	123
Private label commercial CMOs	6	26,079	67	8	39,726	164	14	65,805	231
Asset-backed	9	92,189	1,145	9	121,399	3,884	18	213,588	5,029
Totals	22	$178,686	$1,676	18	$172,727	$4,513	40	$351,413	$6,189

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
As of December 31, 2020, the Company had no cumulative OTTI. There were no OTTI charges recognized in earnings as a result of credit losses on investments in the years ended December 31, 2020, 2019 and 2018. During the year ended December 31, 2020, unrealized losses were substantially higher due to market uncertainty brought about by the COVID-19 pandemic. The sudden and desperate need for liquidity from many institutional pools of capital combined with the global economic implications of the COVID-19 pandemic caused significant widening of spreads.
State and Political Subdivisions. The unrealized losses presented in the table above have been caused by a widening of spreads and/or a rise in interest rates from the time these securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is OTTI. As of December 31, 2020 and 2019, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend to sell nor will it be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

GSE Residential CMOs. The unrealized losses presented in the table above have been caused by a widening of spreads and/or a rise in interest rates from the time these securities were purchased. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than its par value basis. As of December 31, 2020 and 2019, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend to sell nor will it be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.
Non-agency CMOs. The unrealized losses presented in the table above were caused by a widening of spreads and/or a rise in interest rates from the time the securities were purchased. As of December 31, 2019, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend to sell nor will it be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.
Private Label Commercial CMOs and Asset-backed. The unrealized losses presented in the table above have been caused by a widening of spreads from the time the securities were purchased. Management considers the investment rating and other credit support in determining whether a security is other-than-temporarily impaired. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at December 31, 2020 and 2019.
The following table summarizes amortized cost and fair value of investment securities by contractual maturity at December 31, 2020. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	249	249
Due after five years through ten years	27,419	29,709
Due after ten years	77,407	83,083
CMOs and MBSs	141,499	141,458
Asset-backed	214,425	211,966
	$460,999	$466,465
The following table summarizes proceeds from sales of investment securities and gross gains and gross losses for the years ended December 31, 2020, 2019 and 2018.

	2020	2019	2018
Proceeds from sale of investment securities	$—	$199,429	$156,364
Gross gains	—	4,974	1,681
Gross losses	16	225	675
During the year ended December 31, 2020, a loss of $16 thousand was recorded to adjust an equity security to market value, compared to net investment security gains of $4.7 million and $1.0 million for years ended December 31, 2019 and 2018. Investment securities with a fair value of $398.7 million and $158.7 million at December 31, 2020 and 2019, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

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
Commercial and industrial loans include advances to local and regional businesses for general commercial purposes and include permanent and short-term working capital, machinery and equipment financing, and may be either in the form of lines of credit or term loans. Although commercial and industrial loans may be unsecured to our highest-rated borrowers, the majority of these loans are secured by the borrower’s accounts receivable, inventory and machinery and equipment. In a significant number of these loans, the collateral also includes the business real estate or the business owner’s personal real estate or assets. Commercial and industrial loans present credit exposure to the Company, as they are more susceptible to risk of loss during a downturn in the economy as borrowers may have greater difficulty in meeting their debt service requirements and the value of the collateral may decline. The Company attempts to mitigate this risk through its underwriting standards, including evaluating the creditworthiness of the borrower and, to the extent available, credit ratings on the business. Additionally, monitoring of the loans through annual renewals and meetings with the borrowers are typical. However, these procedures cannot eliminate the risk of loss associated with commercial and industrial lending. At December 31, 2020 and December 31, 2019, commercial and industrial loans include $403.3 million and $0, respectively, of loans, net of deferred fees and costs, originated through the U.S. Small Business Administration Paycheck Protection Program ("SBA PPP").
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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted. The CARES Act established the SBA PPP. The SBA PPP is intended to provide economic relief to small businesses nationwide adversely impacted under the COVID-19 Emergency Declaration issued on March 13, 2020. The SBA PPP, which began on April 3, 2020, provides small businesses with funds to cover up to 24 weeks of payroll costs and other expenses, including benefits. It also provides for forgiveness of up to the full principal amount of qualifying loans. The Bank closed and funded almost 2,700 PPP loans for a total loan amount of $409.1 million in the year ended December 31, 2020. As these loans are 100% guaranteed by the SBA, there is no associated allowance for loan losses at December 31, 2020. These loans resulted in net fee income of $13.5 million to be recognized through net interest income over the life of the loans, which is between two and five years.

During the year ended December 31, 2020, the Company recognized $7.7 million of net deferred SBA PPP fees, included in interest income on loans on the condensed consolidated statements of income. At December 31, 2020, the Bank had $5.8 million of unrecognized SBA PPP net deferred fees. The timing of the recognition of these fees is dependent upon the forgiveness process established by the SBA. The Bank continues to closely monitor the SBA guidance regarding this process. The Bank is working on implementing the SBA's recently announced, streamlined forgiveness approval process, which is anticipated to make the forgiveness process easier for both borrowers and lenders.
In an effort to assist clients which were negatively impacted by the COVID-19 pandemic, the Bank offered various mitigation options, including a loan payment deferral program. Under this program, most commercial deferrals were for a 90-day period, while most consumer deferrals were for a 180-day period. Commercial and consumer deferrals totaled $15.7 million and $2.5 million, respectively, at December 31, 2020. In accordance with the revised Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus issued on April 7, 2020, these deferrals are exempt from TDR status as they meet the specified requirements. In addition, modifications pursuant to the CARES Act do not represent TDRs.
The following table presents the loan portfolio by segment and class, excluding residential LHFS, at December 31, 2020 and December 31, 2019.

	2020	2019
Commercial real estate:
Owner-occupied	$174,908	$170,884
Non-owner occupied	409,567	361,050
Multi-family	113,635	106,893
Non-owner occupied residential	114,505	120,038
Acquisition and development:
1-4 family residential construction	9,486	15,865
Commercial and land development	51,826	41,538
Commercial and industrial (1)	647,368	214,554
Municipal	20,523	47,057
Residential mortgage:
First lien	244,321	336,372
Home equity – term	10,169	14,030
Home equity – lines of credit	157,021	165,314
Installment and other loans	26,361	50,735
Total loans	$1,979,690	$1,644,330
(1) This balance includes $403.3 million and $0 of SBA PPP loans, net of deferred fees and costs, at December 31, 2020 and December 31, 2019, respectively.
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

The following summarizes the Company’s loan portfolio ratings based on its internal risk rating system at December 31, 2020 and 2019:

	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	PCI Loans	Total
December 31, 2020
Commercial real estate:
Owner-occupied	$148,846	$12,491	$7,855	$3,260	$—	$2,456	$174,908
Non-owner occupied	351,860	57,378	—	—	—	329	409,567
Multi-family	92,769	20,224	642	—	—	—	113,635
Non-owner occupied residential	107,557	3,948	1,422	268	—	1,310	114,505
Acquisition and development:
1-4 family residential construction	9,101	385	—	—	—	—	9,486
Commercial and land development	49,832	655	525	814	—	—	51,826
Commercial and industrial	617,213	17,561	6,118	3,639	—	2,837	647,368
Municipal	20,523	—	—	—	—	—	20,523
Residential mortgage:
First lien	236,381	—	—	2,628	—	5,312	244,321
Home equity – term	10,076	—	64	10	—	19	10,169
Home equity – lines of credit	156,264	95	54	608	—	—	157,021
Installment and other loans	26,283	—	—	17	—	61	26,361
	$1,826,705	$112,737	$16,680	$11,244	$—	$12,324	$1,979,690

December 31, 2019
Commercial real estate:
Owner-occupied	$151,161	$4,513	$3,163	$5,872	$—	$6,175	$170,884
Non-owner occupied	342,753	17,152	—	—	—	1,145	361,050
Multi-family	100,361	4,822	682	345	—	683	106,893
Non-owner occupied residential	111,697	4,534	1,115	235	—	2,457	120,038
Acquisition and development:
1-4 family residential construction	15,865	—	—	—	—	—	15,865
Commercial and land development	39,939	206	1,393	—	—	—	41,538
Commercial and industrial	198,951	1,133	8,899	1,763	—	3,808	214,554
Municipal	42,649	4,408	—	—	—	—	47,057
Residential mortgage:
First lien	323,040	978	—	2,590	—	9,764	336,372
Home equity – term	13,774	74	149	13	—	20	14,030
Home equity – lines of credit	164,469	74	38	733	—	—	165,314
Installment and other loans	50,497	—	—	85	—	153	50,735
	$1,555,156	$37,894	$15,439	$11,636	$—	$24,205	$1,644,330

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
At December 31, 2020 and 2019, nearly all of the Company’s loan impairments were measured based on the estimated fair value of the collateral securing the loan, except for TDRs. By definition, TDRs are considered impaired. All TDR impairment analyses are initially based on discounted cash flows for those loans. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it could also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
Updated appraisals are generally required every 18 months for classified commercial loans in excess of $250 thousand. The “as is" value provided in the appraisal is often used as the fair value of the collateral in determining impairment, unless circumstances, such as subsequent improvements or approvals, dictate that another value provided by the appraiser is more appropriate.
Generally, impaired commercial loans secured by real estate, other than new and performing TDRs, are measured at fair value using certified real estate appraisals that had been completed within the last 18 months. Appraised values are discounted for estimated costs to sell the property and other selling considerations to arrive at the property’s fair value. In those situations, in which it is determined an updated appraisal is not required for loans individually evaluated for impairment, fair values are based on either an existing appraisal or a discounted cash flow analysis as determined by management. The approaches are discussed below:
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
The following table, which excludes PCI loans, summarizes impaired loans by segment and class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at December 31, 2020 and 2019. The recorded investment in loans excludes accrued interest receivable due to insignificance. Related allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending and any partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
December 31, 2020
Commercial real estate:
Owner-occupied	$—	$—	$—	$3,260	$4,091
Non-owner occupied residential	—	—	—	268	393
Acquisition and development:
Commercial and land development	—	—	—	814	875
Commercial and industrial	—	—	—	3,639	4,269
Residential mortgage:
First lien	424	508	33	2,204	3,264
Home equity—term	—	—	—	10	13
Home equity—lines of credit	—	—	—	608	832
Installment and other loans	—	—	—	17	18
	$424	$508	$33	$10,820	$13,755
December 31, 2019
Commercial real estate:
Owner-occupied	$—	$—	$—	$5,872	$8,086
Multi-family	—	—	—	345	569
Non-owner occupied residential	—	—	—	235	422
Commercial and industrial	—	—	—	1,763	3,361
Residential mortgage:
First lien	425	425	36	2,165	3,164
Home equity—term	—	—	—	13	15
Home equity—lines of credit	—	—	—	733	1,077
Installment and other loans	—	—	—	85	97
	$425	$425	$36	$11,211	$16,791

The following table, which excludes PCI loans, summarizes the average recorded investment in impaired loans and related recognized interest income for the years ended December 31, 2020, 2019 and 2018.

	2020		2019		2018
	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Commercial real estate:
Owner-occupied	$4,636	$1	$2,455	$2	$1,495	$2
Non-owner occupied	83	—	46	—	1,842	—
Multi-family	205	—	152	—	148	—
Non-owner occupied residential	388	—	217	—	346	—
Acquisition and development:
1-4 family residential construction	—	—	—	—	181	—
Commercial and land development	641	—	21	—	1	—
Commercial and industrial	1,196	—	683	—	322	—
Residential mortgage:
First lien	2,995	48	2,582	50	3,234	59
Home equity – term	11	—	13	—	19	—
Home equity – lines of credit	692	1	750	2	657	2
Installment and other loans	25	—	13	—	4	—
	$10,872	$50	$6,932	$54	$8,249	$63

The following table presents impaired loans that are TDRs, with the recorded investment at December 31, 2020 and 2019.

	2020		2019
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing:
Commercial real estate:
Owner-occupied	1	$28	1	$30
Residential mortgage:
First lien	9	898	9	931
Home equity - lines of credit	1	8	1	18
	11	934	11	979
Nonaccruing:
Commercial real estate:
Owner-occupied	—	—	4	1,909
Residential mortgage:
First lien	5	320	5	359
	5	320	9	2,268
	16	$1,254	20	$3,247

The following table presents the number of loans modified as TDRs, and their pre-modification and post-modification investment balances for the year ended December 31, 2019. There were no loans modified as TDRs during 2020 and 2018.

	Number of Contracts	Pre- Modification Investment Balance	Post- Modification Investment Balance
December 31, 2019
Commercial real estate:
Owner occupied	3	$1,866	$1,881

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

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on their delinquencies. The following table presents the classes of the loan portfolio summarized by aging categories of performing loans and nonaccrual loans at December 31, 2020 and 2019.

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
December 31, 2020
Commercial real estate:
Owner-occupied	$168,262	$958	$—	$—	$958	$3,232	$172,452
Non-owner occupied	409,130	108	—	—	108	—	409,238
Multi-family	113,635	—	—	—	—	—	113,635
Non-owner occupied residential	112,443	484	—	—	484	268	113,195
Acquisition and development:
1-4 family residential construction	9,486	—	—	—	—	—	9,486
Commercial and land development	50,922	32	58	—	90	814	51,826
Commercial and industrial	640,573	9	310	—	319	3,639	644,531
Municipal	19,677	846	—	—	846	—	20,523
Residential mortgage:
First lien	230,903	5,758	535	83	6,376	1,730	239,009
Home equity – term	10,099	40	—	1	41	10	10,150
Home equity – lines of credit	156,153	268	—	—	268	600	157,021
Installment and other loans	26,052	168	49	14	231	17	26,300
Subtotal	1,947,335	8,671	952	98	9,721	10,310	1,967,366
Loans acquired with credit deterioration:
Commercial real estate:
Owner-occupied	2,456	—	—	—	—	—	2,456
Non-owner occupied	329	—	—	—	—	—	329
Non-owner occupied residential	1,161	—	—	149	149	—	1,310
Commercial and industrial	2,837	—	—	—	—	—	2,837
Residential mortgage:
First lien	4,341	655	9	307	971	—	5,312
Home equity – term	19	—	—	—	—	—	19
Installment and other loans	57	4	—	—	4	—	61
Subtotal	11,200	659	9	456	1,124	—	12,324
	$1,958,535	$9,330	$961	$554	$10,845	$10,310	$1,979,690

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
December 31, 2019
Commercial real estate:
Owner-occupied	$158,723	$144	$—	$—	$144	$5,842	$164,709
Non-owner occupied	359,425	480	—	—	480	—	359,905
Multi-family	105,865	—	—	—	—	345	106,210
Non-owner occupied residential	116,370	841	66	69	976	235	117,581
Acquisition and development:
1-4 family residential construction	15,587	278	—	—	278	—	15,865
Commercial and land development	40,403	1,135	—	—	1,135	—	41,538
Commercial and industrial	208,668	315	—	—	315	1,763	210,746
Municipal	47,057	—	—	—	—	—	47,057
Residential mortgage:
First lien	314,473	9,092	1,234	150	10,476	1,659	326,608
Home equity – term	13,993	—	4	—	4	13	14,010
Home equity – lines of credit	163,907	417	275	—	692	715	165,314
Installment and other loans	50,224	236	37	—	273	85	50,582
Subtotal	1,594,695	12,938	1,616	219	14,773	10,657	1,620,125
Loans acquired with credit deterioration:
Commercial real estate:
Owner-occupied	6,015	—	129	31	160	—	6,175
Non-owner occupied	564	—	—	581	581	—	1,145
Multi-family	683	—	—	—	—	—	683
Non-owner occupied residential	1,710	105	111	531	747	—	2,457
Commercial and industrial	3,792	—	—	16	16	—	3,808
Residential mortgage:
First lien	6,308	1,857	745	854	3,456	—	9,764
Home equity – term	16	4	—	—	4	—	20
Installment and other loans	131	22	—	—	22	—	153
Subtotal	19,219	1,988	985	2,013	4,986	—	24,205
	$1,613,914	$14,926	$2,601	$2,232	$19,759	$10,657	$1,644,330

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
National and Local Economic Conditions – including trends in the consumer price index, unemployment rates, the housing price index, housing statistics compared to the prior year, bankruptcy rates, regulatory and legal environment risks and competition. During the year ended December 31, 2020, this factor was increased for the commercial and consumer portfolios to account for the negative economic impact of the COVID-19 pandemic.
COVID-19 – during the year ended December 31, 2020, a qualitative allocation was implemented associated with the potential impact of the COVID-19 pandemic on the Company's commercial loan portfolio. The factor assumes downgrades of loans which were granted deferrals or forbearances based upon identified hardships resulting from the economic shutdown driven by the pandemic. The qualitative reserve on these loans will be reduced over time as sustained performance is demonstrated after the loans are removed from deferral status or the forbearance period has ended.

The following table presents activity in the ALL for the years ended December 31, 2020, 2019 and 2018.

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2020
Balance, beginning of year	$7,634	$959	$2,356	$100	$11,049	$3,147	$319	$3,466	$140	$14,655
Provision for loan losses	2,745	146	2,096	(60)	4,927	203	117	320	78	5,325
Charge-offs	(3)	—	(748)	—	(751)	(114)	(146)	(260)	—	(1,011)
Recoveries	775	9	238	—	1,022	126	34	160	—	1,182
Balance, end of year	$11,151	$1,114	$3,942	$40	$16,247	$3,362	$324	$3,686	$218	$20,151
December 31, 2019
Balance, beginning of year	$6,876	$817	$1,656	$98	$9,447	$3,753	$244	$3,997	$570	$14,014
Provision for loan losses	515	139	841	2	1,497	(347)	180	(167)	(430)	900
Charge-offs	(25)	—	(299)	—	(324)	(386)	(155)	(541)	—	(865)
Recoveries	268	3	158	—	429	127	50	177	—	606
Balance, end of year	$7,634	$959	$2,356	$100	$11,049	$3,147	$319	$3,466	$140	$14,655
December 31, 2018
Balance, beginning of year	$6,763	$417	$1,446	$84	$8,710	$3,400	$211	$3,611	$475	$12,796
Provision for loan losses	(442)	396	209	14	177	363	165	528	95	800
Charge-offs	(17)	(7)	—	—	(24)	(148)	(292)	(440)	—	(464)
Recoveries	572	11	1	—	584	138	160	298	—	882
Balance, end of year	$6,876	$817	$1,656	$98	$9,447	$3,753	$244	$3,997	$570	$14,014

The following table summarizes the ending loan balances individually evaluated for impairment based upon loan segment, as well as the related ALL loss allocation for each at December 31, 2020 and 2019. PCI loans are excluded from loans individually evaluated for impairment.

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2020
Loans allocated by:
Individually evaluated for impairment	$3,528	$814	$3,639	$—	$7,981	$3,246	$17	$3,263	$—	$11,244
Collectively evaluated for impairment	809,087	60,498	643,729	20,523	1,533,837	408,265	26,344	434,609	—	1,968,446
	$812,615	$61,312	$647,368	$20,523	$1,541,818	$411,511	$26,361	$437,872	$—	$1,979,690
Allowance for loan losses allocated by:
Individually evaluated for impairment	$—	$—	$1	$—	$1	$33	$—	$33	$—	$34
Collectively evaluated for impairment	11,151	1,114	3,941	40	16,246	3,329	324	3,653	218	20,117
	$11,151	$1,114	$3,942	$40	$16,247	$3,362	$324	$3,686	$218	$20,151
December 31, 2019
Loans allocated by:
Individually evaluated for impairment	$6,452	$—	$1,763	$—	$8,215	$3,336	$85	$3,421	$—	$11,636
Collectively evaluated for impairment	752,413	57,403	212,791	47,057	1,069,664	512,380	50,650	563,030	—	1,632,694
	$758,865	$57,403	$214,554	$47,057	$1,077,879	$515,716	$50,735	$566,451	$—	$1,644,330
Allowance for loan losses allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$36	$—	$36	$—	$36
Collectively evaluated for impairment	7,634	959	2,356	100	11,049	3,111	319	3,430	140	14,619
	$7,634	$959	$2,356	$100	$11,049	$3,147	$319	$3,466	$140	$14,655

The following table provides activity for the accretable yield of purchased impaired loans for the years ended December 31, 2020 and 2019.

	2020	2019
Accretable yield, beginning of period	$6,950	$2,065
Additions (1)	570	3,497
Accretion of income	(3,457)	(2,336)
Reclassifications from nonaccretable difference due to improvement in expected cash flows	1,871	2,444
Other changes, net (2)	(2,496)	1,280
Accretable yield, end of period	$3,438	$6,950

(1) The amount for the year ended December 31, 2020 reflects a measurement period adjustment for Hamilton loans that should have been in the PCI pool at the acquisition date. The amount for the year ended December 31, 2019 reflects loans acquired from Hamilton.
(2) The amount for the year ended December 31, 2020 represents the impact of purchased credit impaired loans sold during that year.

NOTE 5. PREMISES AND EQUIPMENT
The following table summarizes premises and equipment at December 31, 2020 and 2019.

	2020	2019
Land	$8,586	$8,786
Buildings and improvements	27,569	27,520
Leasehold improvements	6,570	6,216
Furniture and equipment	23,254	22,293
Construction in progress	115	593
	66,094	65,408
Less accumulated depreciation	30,945	27,884
	$35,149	$37,524
Depreciation expense totaled $3.2 million, $2.7 million, and $2.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 6. LEASES
A lease provides the lessee the right to control the use of an identified asset for a period of time in exchange for consideration. The Company has primarily entered into operating leases for branches and office space. Most of the Company's leases contain renewal options, which the Company is reasonably certain to exercise. Including renewal options, the Company's leases range from three to 33 years. Operating lease right-of-use assets and lease liabilities are included in other assets and accrued interest and other liabilities on the Company's consolidated balance sheets.
The Company uses its incremental borrowing rate to determine the present value of the lease payments, as the rate implicit in the Company's leases is not readily determinable. Lease agreements that contain non-lease components are generally accounted for as a single lease component, while variable costs, such as common area maintenance expenses and property taxes, are expensed as incurred.
The following table summarizes the Company's right-of-use assets and related lease liabilities for the year ended December 31, 2020 and 2019.

	December 31, 2020	December 31, 2019
Operating lease ROU assets	$8,686	$9,222
Operating lease ROU liabilities	9,143	9,688
Weighted-average remaining lease term (in years)	16.8	17.6
Weighted-average discount rate	4.3%	4.5%

The following table presents information related to the Company's operating leases for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Cash paid for operating lease liabilities	$1,202	$1,122
Operating lease expense	1,620	1,405

The following table presents maturities of the Company's lease liabilities by year.

2021	$1,208
2022	785
2023	807
2024	827
2025	839
Thereafter	9,449
13,915
Less: imputed interest	4,772
Total lease liabilities	$9,143

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents changes in goodwill for the years ended December 31, 2020 and 2019.

	2020	2019
Balance, beginning of year	$19,925	$12,592
Acquired goodwill	—	7,029
Adjustments to acquired goodwill (1)	(1,201)	304
Balance, end of year	$18,724	$19,925
(1) The Company finalized its purchase accounting adjustments associated with Hamilton as of May 1, 2020.

Goodwill is not amortized but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit.
The Company typically completes its annual goodwill impairment assessment as of November 30. Due to the severe economic impact of COVID-19 and a resulting sustained decline in the Company's market value below book value, management performed a quantitative Step 1 impairment analysis of its goodwill to determine whether the Company's goodwill was impaired as of August 31, 2020. This analysis, which was performed in accordance with ASU 2017-04, Intangibles-Goodwill and Other, considered several factors, such as future cash flow projections and estimated market acquisition premiums in its analysis. In performing the analysis, management made several assumptions with respect to future operating performance, economic and market conditions and various others, many of which require significant judgment. The analysis performed and the related assumptions reflect the best currently available estimates and judgements regarding future performance of the Company. It was concluded that no impairment existed at August 31, 2020 as the calculated fair value of the reporting unit exceeded its book value. No changes occurred that would impact the results of that analysis through December 31, 2020.
The following tables present changes in and components of other intangible assets for the years ended December 31, 2020 and 2019.

	2020	2019
Balance, beginning of year	$7,180	$3,910
Acquired CDI	—	4,550
Non-compete agreement	—	290
Amortization expense	(1,569)	(1,570)
Impairment	(153)	—
Balance, end of year	$5,458	$7,180

	2020		2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$8,390	$2,935	$8,390	$1,493
Other client relationship intangibles	25	22	524	338
Non-compete agreement	—	—	290	193
Total	$8,415	$2,957	$9,204	$2,024

During the year ended December 31, 2020, other client relationship intangibles with a gross carrying amount of $149 thousand were fully amortized and there was a further reduction of the gross carrying amount of $350 thousand due to the dissolution of Wheatland which resulted in an impairment charge of $153 thousand.
The following table presents future estimated aggregate amortization expense at December 31, 2020.

2021	$1,275
2022	1,105
2023	935
2024	766
2025	596
Thereafter	781
$5,458
The Company incurred amortization expense of $1.6 million, $1.6 million and $286 thousand, respectively, in the years ending December 31, 2020, 2019 and 2018.

NOTE 8. INCOME TAXES
The Company files income tax returns in the U.S. federal jurisdiction, the Commonwealth of Pennsylvania and the State of Maryland. The Company is no longer subject to tax examination by tax authorities for years before 2017.
The following table summarizes income tax expense for the years ended December 31, 2020, 2019 and 2018.

	2020	2019	2018
Current expense	$6,602	$934	$1,097
Deferred expense	(554)	1,776	543
Income tax expense	$6,048	$2,710	$1,640
The following table reconciles the Company's effective income tax rate to its statutory federal rate for the years ended December 31, 2020, 2019 and 2018.

	2020	2019	2018
Statutory federal tax rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	1.0%	(0.1)%	—%
Tax exempt interest income	(2.0)%	(4.2)%	(7.7)%
Income from life insurance	(1.1)%	(1.7)%	(1.7)%
Disallowed interest expense	0.1%	0.3%	0.8%
Low-income housing credits and related expense	(0.8)%	(1.3)%	(2.5)%
Merger related	—%	0.7%	0.6%
Other	0.4%	(0.9)%	0.9%
Effective income tax rate	18.6%	13.8%	11.4%

Income tax expense includes $3 thousand related to net security losses for the year ended December 31, 2020 and $997 thousand and $211 thousand related to net security gains for the years ended December 31, 2019, and 2018, respectively.
The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the results of operations. There were no penalties or interest related to income taxes recorded in the consolidated income statements for the years ended December 31, 2020, 2019 and 2018 and no amounts accrued for penalties at December 31, 2020 and 2019.
The following table summarizes the Company's deferred tax assets and liabilities at December 31, 2020, and 2019.

	2020	2019
Deferred tax assets:
Allowance for loan losses	$4,457	$3,418
Deferred compensation	578	415
Retirement and salary continuation plans	2,536	2,357
Share-based compensation	735	631
Off-balance sheet reserves	345	234
Nonaccrual loan interest	395	697
Deferred loan fees	1,483	153
Net unrealized losses on securities available for sale	—	127
Net unrealized losses on interest rate swaps	258	—
Purchase accounting adjustments	1,886	4,081
Bonus accrual	622	493
ROU liability	2,003	2,123
Net operating loss carryforward	2,472	1,872
Other	448	417
Total deferred tax assets	18,218	17,018
Deferred tax liabilities:
Depreciation	74	452
Net unrealized gains on securities available for sale	1,148	—
Mortgage servicing rights	614	694
Purchase accounting adjustments	1,206	1,599
ROU Asset	1,903	2,021
Other	340	275
Total deferred tax liabilities	5,285	5,041
Net deferred tax asset, included in other assets	$12,933	$11,977

At December 31, 2020, the Company had acquired federal and state net operating loss carryforwards of $11.2 million and $9.0 million, respectively, subject to annual loss limitation limits, that expire beginning in 2033. A deferred tax asset is recognized for these carryforwards because the benefit is more likely than not to be realized.
FASB ASC 740, Income Taxes, (“ASC 740”) clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in ASC 740 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 was applied to all existing tax positions upon initial adoption. There was no liability for uncertain tax positions and no known unrecognized tax benefits at December 31, 2020 or 2019.

NOTE 9. RETIREMENT PLANS
The Company maintains a 401(k) profit-sharing plan for all qualified employees. Employees are eligible to participate in the 401(k) profit-sharing plan following completion of one month of service and attaining age 18. Pursuant to the 401(k) profit-sharing plan, employees can contribute up to the lesser of $57 thousand, or 100% of their compensation. Substantially all of the Company’s employees are covered by the plan, which contains limited match or safe harbor provisions. The Company will match 50% of the first 6% of the base contribution that an employee contributes. The Company’s match is immediately vested and paid at the end of the year. Employer contributions to the plan are based on the performance of the Company and are at the discretion of the Board of Directors. Employer contribution expense totaled $626 thousand, $590 thousand and $479 thousand for the years ended December 31, 2020, 2019, and 2018, respectively.
The Company has deferred compensation agreements with certain present and former directors, whereby a director or his beneficiaries will receive a monthly retirement benefit beginning at age 65. The arrangement is funded by an amount of life insurance on the participating director, which is calculated to meet the Company’s obligations under the compensation agreement. The cash value of the life insurance policies is an unrestricted asset of the Company. The estimated present value of future benefits to be paid totaled $53 thousand and $68 thousand at December 31, 2020 and 2019, respectively. Expense for this plan totaled $7 thousand, $8 thousand and $9 thousand for the years ended December 31, 2020, 2019, and 2018, respectively.
The Company also has supplemental discretionary deferred compensation plans for directors and executive officers. The plans are funded annually with director fees and salary reductions which are either placed in a trust account invested by the Bank’s OFA division or recognized as a liability. The trust account balance totaled $2.5 million and $1.8 million at December 31, 2020 and 2019, respectively, and is directly offset in other liabilities. Expense for these plans totaled $61 thousand for each of the years ended December 31, 2020, 2019, and 2018.
In addition, the Company has two supplemental retirement and salary continuation plans for directors and executive officers. These plans are funded with single premium life insurance on the plan participants. The cash value of the life insurance policies is an unrestricted asset of the Company. The estimated present value of future benefits to be paid on these plans totaled $11.4 million and $10.6 million at December 31, 2020 and 2019, respectively. Expense for these plans totaled $1.5 million, $1.0 million and $872 thousand, for the years ended December 31, 2020, 2019, and 2018, respectively.
The Company has promised a continuation of life insurance coverage to certain persons post-retirement. The estimated present value of future benefits to be paid totaled $1.5 million at December 31, 2020 and 2019. Expense for this plan totaled $25 thousand, $22 thousand and $126 thousand for the years ended December 31, 2020, 2019, and 2018, respectively.
Trust account balances, and estimated present values of future benefits and deferred compensation liabilities, noted above are included in other assets and other liabilities, respectively, on the consolidated balance sheets.

NOTE 10. SHARE-BASED COMPENSATION PLANS
The Company maintains share-based compensation plans under the shareholder-approved 2011 Plan. The purpose of the share-based compensation plans is to provide officers, employees, and non-employee members of the Board of Directors of the Company with additional incentive to further the success of the Company. At December 31, 2020, 881,920 shares of the common stock of the Company were reserved to be issued and 356,479 shares were available to be issued.
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

The following table presents a summary of nonvested restricted shares activity for 2020.

	Shares	Weighted Average Grant Date Fair Value

Nonvested shares, beginning of year	228,758	$21.90
Granted	114,182	20.09
Forfeited	(15,633)	21.4
Vested	(81,731)	20.92
Nonvested shares, end of year	245,576	$21.45
The following table presents restricted shares compensation expense, with tax benefit information, and fair value of shares vested at December 31, 2020, 2019 and 2018.

	2020	2019	2018

Restricted share award expense	$1,710	$1,578	$1,479
Restricted share award tax benefit	359	451	374
Fair value of shares vested	1,384	2,744	1,074
At December 31, 2020 and 2019, unrecognized compensation expense related to the share awards totaled $2.0 million and $2.2 million, respectively. The unrecognized compensation expense at December 31, 2020 is expected to be recognized over a weighted-average period of 1.8 years.
The following table presents a summary of outstanding stock options activity for 2020.

	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	30,559	$21.56
Forfeited	(1,000)	21.14
Expired	(29,559)	25.76
Options outstanding and exercisable, end of year	—	$—
The Company maintains an employee stock purchase plan to provide employees of the Company an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed 10% of their annual salary at the lower of 95% of the fair market value of the shares on the semi-annual offering date, or related purchase date. The Company reserved 350,000 shares of its common stock to be issued under the employee stock purchase plan. At December 31, 2020, 160,235 shares were available to be issued.
The following table presents information for the employee stock purchase plan for years ended December 31, 2020, 2019 and 2018.

	2020	2019	2018

Shares purchased	7,831	5,399	5,907
Weighted average price of shares purchased	$14.85	$20.69	$23.04
The Company issues new shares or treasury shares, depending on market conditions, in its share-based compensation plans.

NOTE 11. DEPOSITS
The following table summarizes deposits by type at December 31, 2020 and 2019.

	2020	2019

Noninterest-bearing	$456,778	$249,450
NOW and money market	1,327,459	963,672
Savings	176,425	142,832
Time ($250,000 or less)	334,280	450,490
Time (over $250,000)	61,938	69,078
Total	$2,356,880	$1,875,522

The following table summarizes scheduled future maturities of time deposits as of December 31, 2020.

2021	$310,287
2022	45,029
2023	27,622
2024	6,718
2025	4,226
Thereafter	2,336
$396,218

Brokered time deposits totaled zero and $16.1 million at December 31, 2020 and 2019, respectively. Management evaluates brokered deposits as a funding option, taking into consideration regulatory views on such deposits as non-core funding sources. Time deposits that meet or exceed the FDIC limit of $250,000 at December 31, 2020 and 2019 totaled $61.9 million and $69.1 million, respectively.

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
Federal banking regulations require that any extensions of credit to insiders and their related interests not be offered on terms more favorable than would be offered to non-related borrowers of similar creditworthiness. The following table presents the aggregate activity in loans to related parties during 2020.

Balance, beginning of year	$1,318
New loans	5,432
Repayments	(1,530)
Director and officer relationship changes	(171)
Balance, end of year	$5,049

None of these loans are past due, on nonaccrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2020 or 2019.

NOTE 13. SHORT-TERM BORROWINGS
The Company has short-term borrowing capability from the FHLB, federal funds purchased and the FRB discount window. The following table summarizes these short-term borrowings at and for the years ended December 31, 2020, 2019 and 2018.

	2020	2019	2018
Balance at year-end	$55,729	$146,600	$55,000
Weighted average interest rate at year-end	0.41%	1.87%	2.76%
Average balance during the year	$138,310	$23,171	$71,457
Average interest rate during the year	0.67%	2.20%	2.09%
Maximum month-end balance during the year	$178,729	$146,600	$103,000
The Company also enters into borrowing arrangements with certain of its deposit clients by agreements to repurchase ("repurchase agreements") under which the Company pledges investment securities owned and under its control as collateral against the borrowing arrangement, which generally matures within one day from the transaction date. The Company is required to hold U.S. Treasury, U.S. Agency or U.S. GSE securities as underlying securities for repurchase agreements. The following table provides additional details for repurchase agreements at and for the years ended December 31, 2020, 2019 and 2018.

	2020	2019	2018
Balance at year-end	$19,466	$8,269	$9,069
Weighted average interest rate at year-end	0.23%	1.31%	1.22%
Average balance during the year	$18,064	$8,830	$9,715
Average interest rate during the year	0.47%	1.28%	0.82%
Maximum month-end balance during the year	$24,403	$12,774	$14,591
Fair value of securities underlying the agreements at year-end	29,477	13,062	17,942

NOTE 14. LONG-TERM DEBT
The following table presents components of the Company’s long-term debt at December 31, 2020, and 2019.

	Amount		Weighted Average rate
	2020	2019	2020	2019
FHLB fixed rate advances maturing:
2021	$—	$40,350	—%	1.76%
2023	—	20,000	—%	3.06%
	—	60,350	—%	2.19%
FHLB amortizing advance requiring monthly principal and interest payments, maturing:
2025	2,316	2,717	4.74%	4.74%
Total FHLB Advances	$2,316	$63,067	4.74%	2.30%
(1) $20,000,000 of borrowings was prepaid and $40,350,000 of borrowings matured during the year ended December 31, 2020.
Except for amortizing advances, interest only is paid on a quarterly basis.

The following table summarizes the future annual principal payments required on these borrowings at December 31, 2020.

2021	$421
2022	441
2023	462
2024	484
2025	508
Thereafter	—
$2,316
The Bank is a member of the FHLB of Pittsburgh and has access to the FHLB program of overnight and term advances. Under terms of a blanket collateral agreement for advances, lines and letters of credit from the FHLB, collateral for all outstanding advances, lines and letters of credit consisted of 1-4 family mortgage loans and other real estate secured loans totaling $830.3 million at December 31, 2020. The Bank had additional availability of $678.9 million at the FHLB on December 31, 2020 based on its qualifying collateral, net of short-term borrowings and long-term debt detailed above, deposit letters of credit totaling $93.0 million and non-deposit letters of credit totaling $354 thousand at December 31, 2020.
The Bank has available unsecured lines of credit, with interest based on the daily Federal Funds rate, with two correspondent banks totaling $30.0 million, at December 31, 2020. There were no borrowings under these lines of credit at December 31, 2020 and 2019.

NOTE 15. SUBORDINATED NOTES
The Company has unsecured subordinated notes payable, which mature on December 30, 2028. At December 31, 2020 and 2019, subordinated notes payable outstanding totaled $31.9 million and $31.8 million, respectively, which qualified for Tier 2 capital. The notes are recorded on the consolidated balance sheets net of remaining debt issuance costs totaling $597 thousand and $653 thousand at December 31, 2020 and 2019, respectively, which are amortized over a 10-year period on an effective yield basis. The subordinated notes have a fixed interest rate of 6.0% through December 30, 2023, which then converts to a variable rate of three-month LIBOR for the applicable interest period plus 3.16% through maturity. The Company may, at its option, redeem the notes, in whole or in part, on any interest payment date on or after December 30, 2023, and at any time upon the occurrence of certain events. There are no debt covenants on the subordinated notes payable.

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
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. The purpose of the interest rate swaps is to convert short-term debt to longer term fixed rate debt. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At December 31, 2020, the Company had one interest rate derivative designated as a hedging instrument with a notional amount of $50.0 million. The Company had no derivative instruments at December 31, 2019. Such derivatives were used to hedge the variable cash flows associated with the Company's borrowings. At December 31, 2020, the Company had cash collateral of $1.7 million held with the counterparty for this derivative.
The Company enters into interest rate swaps that allow its commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges and are marked through earnings. At December 31, 2020, the Company had three customer and three corresponding third-party broker interest rate derivatives not designated as a hedging instrument with an aggregate notional amount of $61.3 million. The Company had no such derivative instruments at December 31, 2019.
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
The following table summarizes the fair value of the Company's derivative instruments at December 31, 2020 and December 31, 2019:

	December 31, 2020			December 31, 2019
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - balance sheet hedge	$50,000	Other liabilities	$(1,234)	$—		$—
Total derivatives designated as hedging instruments			$(1,234)			$—

Derivatives not designated as hedging instruments:
Interest rate swap - commercial borrower	$30,673	Other assets	$708	$—		$—
Interest rate swap - counterparty	30,673	Other liabilities	(744)	—		—
Interest Rate lock commitments with customers	22,560	Other assets	673	4,408	Other assets	103
Forward sale commitment	10,400	Other liabilities	(61)	8,969	Other assets	1
Total derivatives not designated as hedging instruments			$576			$104

The following tables summarize the effect of the Company's derivative financial instruments on OCI and net income at December 31, 2020 and 2019:

	Amount of (Loss) Gain Recognized in OCI on Derivative
	2020	2019
Derivatives in cash flow hedging relationships:
Interest rate products	$(1,347)	$—
Total	$(1,347)	$—

	Amount of Loss Reclassified from AOCI into Income		Location of Loss Recognized from AOCI into Income
	2020	2019
Derivatives in cash flow hedging relationships:
Interest rate products	$117	$—	Interest expense
Total	$117	$—

	Amount of Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
	2020	2019
Derivatives not designated as hedging instruments:
Interest rate products	$(56)	$—	Other operating expenses
Interest rate lock commitments with customers	570	—	Mortgage banking activities
Forward sale commitment	(203)	—	Mortgage banking activities
Total	$311	$—

The following table is a summary of interest rate swap components at December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Weighted average pay rate	0.77%	—%
Weighted average receive rate	0.09%	—%
Weighted average maturity in years	4.2	0.0

NOTE 17. SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL
The Company maintains a stockholder dividend reinvestment and stock purchase plan. Under the plan, shareholders may purchase additional shares of the Company’s common stock at the prevailing market prices with reinvestment dividends and voluntary cash payments. The Company reserved 1,045,000 shares of its common stock to be issued under the dividend reinvestment and stock purchase plan. At December 31, 2020, approximately 665,000 shares were available to be issued under the plan.
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
Management believes, at December 31, 2020 and 2019, that the Company and the Bank met all capital adequacy requirements to which they are subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's classification.

The following table presents capital amounts and ratios at December 31, 2020 and 2019.

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total risk-based capital:
Orrstown Financial Services, Inc.	$271,184	15.6%	$183,099	10.5%	n/a	n/a
Orrstown Bank	256,376	14.7%	183,012	10.5%	$174,297	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	217,582	12.5%	148,223	8.5%	n/a	n/a
Orrstown Bank	234,677	13.5%	148,152	8.5%	139,437	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	217,582	12.5%	122,066	7.0%	n/a	n/a
Orrstown Bank	234,677	13.5%	122,008	7.0%	113,293	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	217,582	8.1%	108,063	4.0%	n/a	n/a
Orrstown Bank	234,677	8.7%	108,148	4.0%	135,185	5.0%
December 31, 2019
Total risk-based capital:
Orrstown Financial Services, Inc.	$244,003	14.1%	$182,028	10.5%	n/a	n/a
Orrstown Bank	231,805	13.4%	181,948	10.5%	$173,284	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	196,451	11.3%	147,356	8.5%	n/a	n/a
Orrstown Bank	216,100	12.5%	147,291	8.5%	138,627	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	196,451	11.3%	121,352	7.0%	n/a	n/a
Orrstown Bank	216,100	12.5%	121,299	7.0%	112,635	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	196,451	8.6%	91,782	4.0%	n/a	n/a
Orrstown Bank	216,100	9.4%	91,798	4.0%	114,747	5.0%

In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. At December 31, 2020, 154,680 shares had been repurchased under the program at a total cost of $2.6 million, or $16.88 per share.
On January 20, 2021, the Board declared a cash dividend of $0.18 per common share, which was paid on February 8, 2021.
Banking regulations limit the ability of the Bank to pay dividends or make loans or advances to the Parent Company. Dividends that may be paid in any calendar year are limited to the current year's net profits, combined with the retained net profits of the preceding two years. At December 31, 2020, dividends from the Bank available to be paid to the Parent Company, without prior approval of the Bank's regulatory agency, totaled $47.4 million, subject to the Bank meeting or exceeding regulatory capital requirements. The Parent Company's principal source of funds for dividend payments to shareholders is dividends received from the Bank.
At December 31, 2020, there were no loans from the Bank to any nonbank affiliate, including the Parent Company. The Bank's loans to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20%, of the Bank’s capital stock, surplus, and undivided profits, plus the ALL (as defined by regulation). Loans from the Bank to nonbank affiliates, including the Parent Company, are also required to be collateralized according to regulatory guidelines. At December 31, 2020, the maximum amount the Bank had available to loan nonbank affiliates totaled $199.9 million.

NOTE 18. EARNINGS PER SHARE
The following table presents earnings per share for the years ended December 31, 2020, 2019 and 2018.

	2020	2019	2018

Net income	$26,463	$16,924	$12,805
Weighted average shares outstanding - basic	10,942	10,362	8,360
Dilutive effect of share-based compensation	92	152	177
Weighted average shares outstanding - diluted	11,034	10,514	8,537
Per share information:
Basic earnings per share	$2.42	$1.63	$1.53
Diluted earnings per share	2.40	1.61	1.50

Average outstanding stock options of approximately 16,109, 22,223 and 20,574, respectively, for the years ended December 31, 2020, 2019 and 2018 were not included in the computation of earnings per share because the effect was antidilutive, as the exercise price exceeded the average market price. The dilutive effect of share-based compensation in each year above relates principally to restricted stock awards.

NOTE 19. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The following table presents these contractual, or notional, amounts at December 31, 2020, and 2019.

	2020	2019
Commitments to fund:
Home equity lines of credit	$223,216	$205,502
1-4 family residential construction loans	28,928	19,812
Commercial real estate, construction and land development loans	60,606	19,018
Commercial, industrial and other loans	268,931	222,288
Standby letters of credit	14,491	10,588
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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. The Company holds collateral supporting those commitments when deemed necessary by management. The liability, at December 31, 2020 and 2019, for guarantees under standby letters of credit issued was not considered to be material.
The Company maintains a reserve, based on historical loss experience of the related loan class, for off-balance sheet credit exposures that currently are not funded, in other liabilities on the condensed consolidated balance sheets. This reserve totaled $1.5 million and $1.0 million at December 31, 2020 and 2019, respectively. The net amount expensed for this off-balance sheet credit exposures reserve was $511 thousand, $39 thousand and $182 thousand for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company sells loans to the FHLB of Chicago as part of its MPF Program. Under the terms of the MPF Program, there is limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to a minimum “BBB,” as determined by the FHLB of Chicago. Outstanding loans sold under the MPF Program totaled $18.9 million and $26.0 million at December 31, 2020 and 2019, respectively, with limited recourse back to the Company on these loans of $777 thousand at December 31, 2020 and 2019. Many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Company’s overall exposure. The net amount expensed or recovered for the Company's estimate of losses under its recourse exposure for loans foreclosed, or in the process of foreclosure, is recorded in other operating expenses on the consolidated statements of income. These amounts were not material for the years ended December 31, 2020, 2019 and 2018.

NOTE 20. FAIR VALUE
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
Level 3 – at least one significant unobservable input that reflects a company's own assumptions about the assumptions that market participants would use in pricing an asset or liability or quoted prices for identical or similar instruments in markets that are not active; .
In instances in which multiple levels of inputs are used to measure fair value, hierarchy classification is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
The Company used the following methods and significant assumptions to estimate fair value for financial instruments measured on a recurring basis:
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

The Company had no fair value liabilities measured on a recurring basis at December 31, 2020 or 2019.
The following table summarizes assets measured at fair value on a recurring basis at December 31, 2020 or 2019.

	Level 1	Level 2	Level 3	Total Fair Value Measurements
December 31, 2020
Investment securities:
States and political subdivisions	$—	$103,591	$9,079	$112,670
GSE residential MBSs	—	4,293	—	4,293
GSE residential CMOs	—	58,011	—	58,011
Non-agency CMOs	—	—	16,918	16,918
Private label commercial CMOs	—	56,730	5,506	62,236
Asset-backed	—	211,966	—	211,966
Other	371	—	—	371
Loans held for sale	—	11,734	—	11,734
Interest rate swaps	—	690	—	690
Interest rate lock commitments on residential mortgages	—	—	673	673
Totals	$371	$447,015	$32,176	$479,562
December 31, 2019
Investment securities:
States and political subdivisions	$—	$87,863	$—	$87,863
GSE residential CMOs	—	68,154	—	68,154
Non-agency CMOs	—	—	17,087	17,087
Private label commercial CMOs	—	79,437	7,192	86,629
Asset-backed	—	230,515	—	230,515
Other	637	—	—	637
Loans held for sale	—	9,364	—	9,364
Interest rate lock commitments on residential mortgages	—	—	103	103
Totals	$637	$475,333	$24,382	$500,352
The Company has CMOs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2020 and 2019. The Level 3 valuation is based on a non-executable broker quote, which is considered a significant unobservable input. Such quotes are updated as available and may remain constant for a period of time for certain broker-quoted securities that do not move with the market or that are not interest rate sensitive as a result of their structure or overall attributes.
Effective October 1, 2019, the Company’s residential mortgage loans held-for-sale were recorded at fair value utilizing Level 2 measurements. This fair value measurement is determined based upon third party quotes obtained on similar loans. The adoption of this accounting election resulted in an increase of $226 thousand in gain on sale of loans in the consolidated statements of income for the year ended December 31, 2019. For loans held-for-sale for which the fair value option has been elected, the aggregate fair value exceeded the aggregate principal balance by $436 thousand and $226 thousand as of December 31, 2020 and 2019, respectively.
The determination of the fair value of interest rate lock commitments on residential mortgages is based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The average pull through percentage, which is based upon historical experience, was 90% as of December 31, 2020. An increase or decrease of 5% in the pull through assumption would result in a positive or negative change of $42 thousand in the fair value of interest rate lock commitments at December 31, 2020. The fair value of interest rate lock commitments was $673 thousand and $103 thousand at December 31, 2020 and 2019, respectively, and is included in other assets on the consolidated balance sheets.

The following provides details of the Level 3 fair value measurement activity for the years ended December 31, 2020 or 2019.

Investment securities:
	2020	2019
Balance, beginning of year	$24,279	$7,209
Unrealized gain (loss) included in OCI	(668)	(17)
Purchases	—	17,619
Net discount accretion	571	7
Principal payments	(10,571)	(539)
Transfers into Level 3	17,892	—
Balance, end of year	$31,503	$24,279
The transfers into Level 3 for 2020 noted above relate to two CMO investment securities and one municipal bond for which trading was substantially limited during the year due to the COVID-19 pandemic. As such, older trades or trades of similar securities were utilized to approximate fair value.

Interest rate lock commitments on residential mortgages:
	2020	2019
Balance, beginning of year	$103	$—
Total gain included in earnings	570	103
Balance, end of year	$673	$103

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
Changes in the fair value of impaired loans for those still held at December 31 considered in the determination of the provision for loan losses totaled $244 thousand, $77 thousand and $146 thousand for the years ended December 31, 2020, 2019, and 2018, respectively.
Foreclosed Real Estate
OREO property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, OREO is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. There were no specific charges to value OREO at the lower of cost or fair value on properties held at December 31, 2020 and 2019. Changes in the fair value of foreclosed real estate for those still held at December 31 charged to OREO totaled $0 for the years ended December 31, 2020, 2019, and 2018.

Mortgage Servicing Rights
The MSR fair value is estimated to be equal to its carrying value, unless the quarterly valuation model calculates the present value of the estimated net servicing income is less than its carrying value, in which case an impairment charge is taken. At December 31, 2020, a $1.1 million lower of cost or fair value reserve existed on the mortgage servicing right portfolio. In 2019, net impairment charges of $997 thousand were recorded in mortgage banking activities on the consolidated statements of income. A reserve of $70 thousand existed at December 31, 2019, and $70 thousand in impairment charges were recorded in 2019.
The following table summarizes assets measured at fair value on a nonrecurring basis at December 31, 2020 and 2019.

	Level 1	Level 2	Level 3	Total Fair Value Measurements
December 31, 2020
Impaired loans
Commercial real estate:
Owner-occupied	$—	$—	$846	$846
Non-owner occupied residential	—	—	36	36
Commercial and industrial	—	—	12	12
Residential mortgage:
First lien	—	—	638	638
Home equity - lines of credit	—	—	89	89
Total impaired loans	$—	$—	$1,621	$1,621

Mortgage servicing rights	$—	$—	$2,745	$2,745

December 31, 2019
Impaired loans
Commercial real estate:
Owner-occupied	$—	$—	$938	$938
Multi-family	—	—	96	96
Non-owner occupied residential	—	—	103	103
Commercial and industrial	—	—	11	11
Residential mortgage:
First lien	—	—	641	641
Home equity - lines of credit	—	—	400	400
Installment and other loans	—	—	7	7
Total impaired loans	$—	$—	$2,196	$2,196

Mortgage servicing rights	$—	$—	$3,119	$3,119

 The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
December 31, 2020
Impaired loans	$1,621	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	5% - 25% discount
			- Management adjustments for liquidation expenses	6.02% - 19.32% discount
Mortgage servicing rights	2,745	Discounted cash flows	Weighted average CPR	18.02%
			Discount rate	9.56%
December 31, 2019
Impaired loans	$2,196	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% - 20% discount
			- Management adjustments for liquidation expenses	6% - 33% discount
Mortgage servicing rights	3,119	Discounted cash flows	Weighted average CPR	11.63%
			Discount rate	9.54%

Fair values of financial instruments
GAAP requires disclosure of the fair value of financial assets and liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents the carrying amounts and estimated fair values of financial assets and liabilities at December 31, 2020, and 2019.

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2020
Financial Assets
Cash and due from banks	$26,203	$26,203	$26,203	$—	$—
Interest-bearing deposits with banks	99,055	99,055	99,055	—	—
Restricted investments in bank stock	10,563	n/a	n/a	n/a	n/a
Investment securities	466,465	466,465	371	434,591	31,503
Loans held for sale	11,734	11,734	—	11,734	—
Loans, net of allowance for loan losses	1,959,539	1,953,860	—	—	1,953,860
Interest rate lock commitments on residential mortgages	673	673	—	—	673
Interest rate swaps	690	690	—	690	—
Accrued interest receivable	8,927	8,927	—	1,529	7,398
Financial Liabilities
Deposits	2,356,880	2,359,317	—	2,359,317	—
Securities sold under agreements to repurchase	19,466	19,466	—	19,466	—
FHLB advances and other	58,045	58,298	—	58,298	—
Subordinated notes	31,903	31,712	—	31,712	—
Interest rate swaps	1,956	1,956	—	1,956	—
Accrued interest payable	238	238	—	238	—
December 31, 2019
Financial Assets
Cash and due from banks	$25,969	$25,969	$25,969	$—	$—
Interest-bearing deposits with banks	30,493	30,493	30,493	—	—
Restricted investments in bank stock	16,184	n/a	n/a	n/a	n/a
Investment securities	490,885	490,885	637	465,969	24,279
Loans held for sale	9,364	9,364	—	9,364	—
Loans, net of allowance for loan losses	1,629,675	1,652,788	—	—	1,652,788
Interest rate lock commitments on residential mortgages	103	103	—	—	103
Accrued interest receivable	6,040	6,040	—	1,863	4,177
Financial Liabilities
Deposits	1,875,522	1,876,555	—	1,876,555	—
Securities sold under agreements to repurchase	8,269	8,269	—	8,269	—
FHLB advances and other	209,667	210,005	—	210,005	—
Subordinated notes	31,847	33,953	—	33,953	—
Accrued interest payable	879	879	—	879	—

The methods used to estimate the fair value of financial instruments at December 31, 2020 did not necessarily represent an exit price. In accordance with the Company's adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the methods utilized to measure the fair value of financial instruments at December 31, 2020 represents an approximation of exit price; however, an actual exit price may differ.

NOTE 21. REVENUE FROM CONTRACTS WITH CLIENTS
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
At December 31, 2020 and December 31, 2019, the Company had receivables from trust and wealth management clients totaling $661 thousand and $719 thousand, respectively.

The following table presents the Company's noninterest income disaggregated by revenue source for the years ended December 31, 2020, 2019 and 2018.

	2020	2019	2018
Noninterest income
Service charges on deposit accounts	$3,113	$3,793	$3,578
Loan swap referral fees	847	1,197	—
Trust and investment management income	6,912	7,255	6,576
Brokerage income	2,821	2,426	2,035
Interchange income	3,423	3,281	2,821
Revenue from contracts with clients	17,116	17,952	15,010

Other service charges	444	416	562
Mortgage banking activities	5,274	3,047	2,663
Gain on sale of commercial loans	2,803	—	—
Income from life insurance	2,261	2,044	1,463
Other income	427	331	320
Investment securities gains	(16)	4,749	1,006
Total noninterest income	$28,309	$28,539	$21,024

NOTE 22. ORRSTOWN FINANCIAL SERVICES, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION
Condensed Balance Sheets

	December 31,
	2020	2019
Assets
Cash in Orrstown Bank	$13,961	$11,568
Investment in Orrstown Bank	263,346	242,041
Other assets	941	1,724
Total assets	$278,248	$255,333
Liabilities
Subordinated notes	$31,903	$31,847
Accrued interest and other liabilities	96	237
Total liabilities	31,999	32,084
Shareholders’ Equity
Common stock	586	584
Additional paid-in capital	189,066	188,365
Retained earnings	54,099	35,246
Accumulated other comprehensive income (loss)	3,346	(480)
Treasury stock	(848)	(466)
Total shareholders’ equity	246,249	223,249
Total liabilities and shareholders’ equity	$278,248	$255,333

Condensed Statements of Income

	For the Years Ended December 31,
	2020	2019	2018
Income
Dividends from bank subsidiary	$14,000	$2,000	$4,450
Interest income from bank subsidiary	76	257	7
Other income	62	55	102
Total income	14,138	2,312	4,559
Expenses
Interest on short-term borrowings	—	—	57
Interest on subordinated notes	2,006	1,987	73
Total interest expense	2,006	1,987	130
Share-based compensation	463	236	205
Management fee to bank subsidiary	1,254	1,350	1,042
Merger related expenses	—	1,574	1,545
Other expenses	1,324	802	656
Total expenses	5,047	5,949	3,578
Income (loss) before income tax benefit and equity in undistributed income of subsidiaries	9,091	(3,637)	981
Income tax benefit	(1,022)	(1,182)	(735)
(Loss) income before equity in undistributed income of subsidiaries	10,113	(2,455)	1,716
Equity in undistributed income of subsidiaries	16,350	19,379	11,089
Net income	$26,463	$16,924	$12,805

Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$26,463	$16,924	$12,805
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Amortization	56	47	3
Deferred income taxes	(39)	16	22
Equity in undistributed income of subsidiaries	(16,350)	(19,379)	(11,089)
Share-based compensation	463	236	205
Net change in other liabilities	(141)	(423)	12
Net change in other assets	(221)	311	2,039
Net cash provided by (used in) operating activities	10,231	(2,268)	3,997
Cash flows from investing activities:
Capital contributed to subsidiaries	—	(100)	—
Net cash paid for acquisitions	(85)	(8,142)	(4,597)
Net cash used in investing activities	(85)	(8,242)	(4,597)
Cash flows from financing activities:
Dividends paid	(7,610)	(6,150)	(4,375)
Proceeds from issuance of subordinated notes, net of costs	—	—	31,857
Proceeds from issuance of common stock	1,628	1,463	1,448
Payments to repurchase common stock	(1,887)	(1,772)	(651)
Other, net	116	(59)	—
Net cash (used in) provided by financing activities	(7,753)	(6,518)	28,279
Net increase (decrease) in cash	2,393	(17,028)	27,679
Cash, beginning	11,568	28,596	917
Cash, ending	$13,961	$11,568	$28,596

NOTE 23. CONTINGENCIES
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
Additionally, on February 24, 2020, the Orrstown Defendants, and the underwriter defendants and SEK, separately filed motions under 28 U.S.C. § 1292(b) asking the District Court to certify its February 14, 2020 Order granting leave to file the third amended complaint for interlocutory appeal to the Third Circuit Court of Appeals. The District Court granted those motions on July 17, 2020, and defendants filed their Petition for Permission to Appeal with the Third Circuit on July 27, 2020. The Third Circuit granted permission to appeal the Order pursuant to 28 U.S.C. § 1292(b) on August 13, 2020. Defendants filed their joint Opening Brief in the Third Circuit on November 2, 2020, asking the Court to reverse the district court’s Order. SEPTA filed its responsive brief on December 2, 2020 and defendants filed their reply brief on December 23, 2020. Oral argument was held on February 10, 2021. The Third Circuit’s decision is pending.

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A – CONTROLS AND PROCEDURES
Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at December 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2020. There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fourth quarter of 2020.
Management's Report on Internal Controls Over Financial Reporting is included in Part II, Item 8, "Financial Statements and Supplementary Data." The effectiveness of the Company's internal control over financial reporting at December 31, 2020 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in the Report of Independent Registered Public Accounting Firm appearing in Part II, Item 8, "Financial Statements and Supplementary Data."

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
All other information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement for the 2021 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Section 16(a) Beneficial Ownership Reporting Compliance and Proposal 1 – Election of Directors – Biographical Summaries of Nominees and Directors; Information About Executive Officers; Involvement in Certain Legal Proceedings; and Proposal 1 – Election of Directors – Nomination of Directors, and Board Structure, Committees and Meeting Attendance.

ITEM 11 – EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2021 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Proposal 1 – Election of Directors – Compensation of Directors, Compensation Discussion and Analysis, Compensation Committee Report, Executive Compensation Tables, Potential Payments Upon Termination or Change in Control and Compensation Committee Interlocks and Insider Participation.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents equity compensation plan information at December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders	—	n/a	881,920
Total	—	n/a	881,920

All other information required by Item 12 is incorporated, by reference, from the Company’s definitive proxy statement for the 2021 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Share Ownership of Certain Beneficial Owners and Management.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2021 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Proposal 1 – Election of Directors – Director Independence, and Transactions with Related Persons, Promoters and Certain Control Persons.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2021 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Proposal 3 – Ratification of the Audit Committee’s Selection of Crowe LLP as the Company’s Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2020 – Relationship with Independent Registered Public Accounting Firm.

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

10.1
Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Thomas R. Quinn, Jr. incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed September 27, 2019.

10.2	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Robert G. Coradi, incorporated by reference to Exhibit 10.8 to the Registrant's Form 8-K filed June 2, 2015.

10.3	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Adam L. Metz, incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed March 14, 2017.

10.4	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Thomas R. Brugger, incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed June 25, 2019.

10.5	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Christopher D. Holt dated July 15, 2019.

10.6	Salary Continuation Agreement between Orrstown Bank and Thomas R. Quinn, Jr. – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed January 8, 2010.

10.7	Salary Continuation Agreement between Orrstown Bank and Thomas R. Quinn, Jr. – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed September 27, 2019.

10.8	Salary Continuation Agreement between Orrstown Bank and Robert Coradi dated March 26, 2018 – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed November 5, 2020.

10.9	Officer group term replacement plan for selected officers – incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 1999 filed March 28, 2000.

10.10	Director Retirement Agreement, as amended, between Orrstown Bank and Andrea Pugh, incorporated by reference to Exhibit 10.4(c) to the Registrant’s Form 10-K filed March 15, 2010.

10.11	Director Retirement Agreement, as amended, between Orrstown Bank and Glenn W. Snoke, incorporated by reference to Exhibit 10.4(f) to the Registrant’s Form 10-K filed March 15, 2010.

10.12	Director Retirement Agreement, as amended, between Orrstown Bank and Joel R. Zullinger, incorporated by reference to Exhibit 10.4(h) to the Registrant’s Form 10-K filed March 15, 2010.

10.13	Revenue neutral retirement plan – incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K filed March 28, 2000.

10.14	Non-employee director stock option plan of 2000 – incorporated by reference to the Registrant’s registration statement on Form S-8 filed March 31, 2000.

10.15	Employee stock option plan of 2000 – incorporated by reference to the Registrant’s registration statement on Form S-8 filed March 31, 2000.

10.16	2011 Orrstown Financial Services, Inc. Stock Incentive Plan – incorporated by reference to Exhibit 10.1 of the Registrant’s registration statement on Form S-8 filed May 24, 2018..

10.17	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Thomas R. Quinn, Jr. incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed June 8, 2015.

10.18	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Thomas R. Brugger, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed June 25, 2019.

10.19	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Philip E. Fague, incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed June 2, 2015.

10.20	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Robert G. Coradi, incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K filed June 2, 2015.

10.21	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Barbara E. Brobst, incorporated by reference to Exhibit 10.9 to the Registrant's Form 8-K filed June 2, 2015.

10.22	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Adam L. Metz, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed March 14, 2017.

10.23	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Robert J. Fignar, incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed June 1, 2018.

10.24	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Christopher D. Holt dated July 15, 2019

10.25	Brick Plan – Deferred Income Agreement between Orrstown Bank and Joel R. Zullinger, incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed March 15, 2010.

10.26	Director/Executive Officer Deferred Compensation Plan, incorporated by reference to Exhibit 10.13(a) to the Registrant’s Form 10-K filed March 15, 2010.

10.27	Trust Agreement for Director/Executive Officer Deferred Compensation Plan, incorporated by reference to Exhibit 10.13(b) to the Registrant’s Form 10-K filed March 15, 2010.

10.28	Deferred Compensation Agreement between Orrstown Bank and Thomas R. Quinn, Jr., incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed September 27, 2019.

10.29	Deferred Compensation Agreement between Orrstown Bank and Thomas R. Brugger, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed September 18, 2020.

10.30	Deferred Compensation Agreement between Orrstown Bank and Christopher D. Holt, dated September 16, 2020.

10.31	Form of Subordinated Note Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Registrant's Report of Form 8-K filed on December 20, 2018.

14	Code of Ethics Policy for Senior Financial Officers posted on Registrant’s website.

21	Subsidiaries of the registrant

23.1	Consent of Crowe LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a – 14(a)/15d-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a – 14(a)/15d-14(a) Certifications (Chief Financial Officer)

32.1	Section 1350 Certifications (Chief Executive Officer)

32.2	Section 1350 Certifications (Chief Financial Officer)

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

ORRSTOWN FINANCIAL SERVICES, INC. (Registrant)

Dated: March 15, 2021	By:	/s/ Thomas R. Quinn, Jr.
Thomas R. Quinn, Jr., President and Chief Executive Officer
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas R. Quinn, Jr.	President and Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2021
Thomas R. Quinn, Jr.
/s/ Thomas R. Brugger	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2021
Thomas R. Brugger

/s/ Neil Kalani	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 15, 2021
Neil Kalani

/s/ Joel R. Zullinger	Chairman of the Board and Director	March 15, 2021
Joel R. Zullinger

/s/ Cindy J. Joiner	Director	March 15, 2021
Cindy J. Joiner

/s/ Mark K. Keller	Director	March 15, 2021
Mark K. Keller

/s/ Thomas D. Longenecker	Director	March 15, 2021
Thomas D. Longenecker

/s/ Andrea Pugh	Director	March 15, 2021
Andrea Pugh

/s/ Michael J. Rice	Director	March 15, 2021
Michael J. Rice

/s/ Eric A. Segal	Director	March 15, 2021
Eric A. Segal

/s/ Glenn W. Snoke	Director	March 15, 2021
Glenn W. Snoke

/s/ Floyd E. Stoner	Director	March 15, 2021
Floyd E. Stoner

/s/ Linford L. Weaver	Director	March 15, 2021
Linford L. Weaver