Form 10-Q
period 2021-03-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2021-05-07
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s Common Stock as of May 3, 2021: 11,261,458.

ORRSTOWN FINANCIAL SERVICES, INC.

Glossary of Defined Terms
The following terms may be used throughout this Report, including the unaudited condensed consolidated financial statements and related notes.

Term	Definition

ALL	Allowance for loan losses
AFS	Available for sale
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Orrstown Bank, the commercial banking subsidiary of Orrstown Financial Services, Inc.
CDI	Core deposit intangible
CET1	Common Equity Tier 1
CMO	Collateralized mortgage obligation
Company	Orrstown Financial Services, Inc. and subsidiary (interchangeable with "Orrstown” below)
EPS	Earnings per common share
ERM	Enterprise risk management
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
GSE	U.S. government-sponsored enterprise
Hamilton	Hamilton Bancorp, Inc., and its wholly-owned banking subsidiary, Hamilton Bank, acquired May 1, 2019
IRC	Internal Revenue Code of 1986, as amended
LHFS	Loans held for sale
MBS	Mortgage-backed securities
MPF Program	Mortgage Partnership Finance Program
MSR	Mortgage servicing right
NIM	Net interest margin
OCI	Other comprehensive income
OREO	Other real estate owned
Orrstown	Orrstown Financial Services, Inc. and subsidiary
OTTI	Other-than-temporary impairment
2011 Plan	2011 Orrstown Financial Services, Inc. Incentive Stock Plan
PCI loans	Purchased credit impaired loans
PPP	Paycheck Protection Program
Repurchase Agreements	Securities sold under agreements to repurchase
ROU	Right of use (leases)
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
TDR	Troubled debt restructuring
Unless the context otherwise requires, the terms “Orrstown,” “we,” “us,” “our,” and “Company” refer to Orrstown Financial Services, Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

(Dollars in thousands, except per share amounts)	March 31, 2021	December 31, 2020
Assets
Cash and due from banks	$27,600	$26,203
Interest-bearing deposits with banks	298,645	99,055
Cash and cash equivalents	326,245	125,258
Restricted investments in bank stocks	10,307	10,563
Securities available for sale (amortized cost of $403,090 and $460,999 at March 31, 2021 and December 31, 2020, respectively)	407,690	466,465
Loans held for sale, at fair value	11,449	11,734
Loans	2,045,021	1,979,690
Less: Allowance for loan losses	(18,967)	(20,151)
Net loans	2,026,054	1,959,539
Premises and equipment, net	34,719	35,149
Cash surrender value of life insurance	68,962	68,554
Goodwill	18,724	18,724
Other intangible assets, net	5,124	5,458
Accrued interest receivable	9,070	8,927
Other assets	45,190	40,201
Total assets	$2,963,534	$2,750,572
Liabilities
Deposits:
Noninterest-bearing	$547,802	$456,778
Interest-bearing	1,999,287	1,900,102
Total deposits	2,547,089	2,356,880
Securities sold under agreements to repurchase	22,794	19,466
FHLB advances and other	57,942	58,045
Subordinated notes	31,918	31,903
Other liabilities	49,343	38,029
Total liabilities	2,709,086	2,504,323

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value—$0.05205 stated value per share 50,000,000 shares authorized; 11,265,717 shares issued and 11,250,958 outstanding at March 31, 2021; 11,257,046 shares issued and 11,201,317 outstanding at December 31, 2020	586	586
Additional paid - in capital	188,511	189,066
Retained earnings	62,302	54,099
Accumulated other comprehensive income	3,315	3,346
Treasury stock— 14,759 and 55,729 shares, at cost at March 31, 2021 and December 31, 2020, respectively	(266)	(848)
Total shareholders’ equity	254,448	246,249
Total liabilities and shareholders’ equity	$2,963,534	$2,750,572
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended
(Dollars in thousands, except per share amounts)	March 31, 2021	March 31, 2020
Interest income
Loans	$21,511	$20,166
Investment securities - taxable	1,879	3,438
Investment securities - tax-exempt	500	284
Short-term investments	39	79
Total interest income	23,929	23,967
Interest expense
Deposits	1,392	4,354
Securities sold under agreements to repurchase	9	32
FHLB advances and other	171	818
Subordinated notes	502	501
Total interest expense	2,074	5,705
Net interest income	21,855	18,262
Provision for loan losses	(1,000)	925
Net interest income after provision for loan losses	22,855	17,337
Noninterest income
Service charges on deposit accounts	737	847
Interchange income	955	788
Other service charges, commissions and fees	148	140
Swap fee income	53	200
Trust and investment management income	1,912	1,640
Brokerage income	811	719
Mortgage banking activities	2,189	332
Gains on sale of portfolio loans	—	1,878
Income from life insurance	557	540
Investment securities gains (losses)	145	(40)
Other income	37	30
Total noninterest income	7,544	7,074
Noninterest expenses
Salaries and employee benefits	10,197	11,594
Occupancy	1,240	1,127
Furniture and equipment	1,278	1,162
Data processing	1,019	871
Automated teller and interchange fees	249	251
Advertising and bank promotions	425	789
FDIC insurance	194	47
Other professional services	721	716
Directors' compensation	234	201
Taxes other than income	451	—
Intangible asset amortization	334	463
Insurance claim receivable recovery	—	(486)
Other operating expenses	1,441	1,569
Total noninterest expenses	17,783	18,304
Income before income tax expense	12,616	6,107
Income tax expense	2,409	1,039
Net income	$10,207	$5,068
Per share information:
Basic earnings per share	$0.93	$0.46
Diluted earnings per share	0.92	0.46
Dividends paid per share	0.18	0.17
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended
(Dollars in thousands)	March 31, 2021	March 31, 2020
Net income	$10,207	$5,068
Other comprehensive income (loss), net of tax:
Unrealized losses on securities available for sale arising during the period	(721)	(17,288)
Reclassification adjustment for (gains) losses realized in net income	(145)	40
Net unrealized losses on securities available for sale	(866)	(17,248)
Tax effect	182	3,622
Total other comprehensive loss, net of tax and reclassification adjustments on securities available for sale	(684)	(13,626)
Unrealized gain (loss) on interest rate swaps used in cash flow hedges	739	(1,259)
Reclassification adjustment for losses realized in net income	87	4
Net unrealized gain (loss) on interest rate swaps used in cash flow hedges	826	(1,255)
Tax effect	(173)	264
Total other comprehensive gain (loss), net of tax and reclassification adjustments on interest rate swaps used in cash flow hedges	653	(991)
Total other comprehensive loss, net of tax and reclassification adjustments	(31)	(14,617)
Total comprehensive income (loss)	$10,176	$(9,549)
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended March 31, 2021
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2021	$586	$189,066	$54,099	$3,346	$(848)	$246,249
Net income	—	—	10,207	—	—	10,207
Total other comprehensive loss, net of taxes	—	—	—	(31)	—	(31)
Cash dividends ($0.18 per share)	—	—	(2,004)	—	—	(2,004)
Share-based compensation plans:
8,671 net common shares issued and 40,970 net treasury shares issued, including compensation expense totaling $467	—	(555)	—	—	582	27
Balance, March 31, 2021	$586	$188,511	$62,302	$3,315	$(266)	$254,448

	Three Months Ended March 31, 2020
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2020	$584	$188,365	$35,246	$(480)	$(466)	$223,249
Net income	—	—	5,068	—	—	5,068
Total other comprehensive loss, net of taxes	—	—	—	(14,617)	—	(14,617)
Cash dividends ($0.17 per share)	—	—	(1,906)	—	—	(1,906)
Share-based compensation plans:
48,075 net common shares issued and 51,225 net treasury shares acquired, including compensation expense totaling $525	2	(522)	—	—	(704)	(1,224)
Balance, March 31, 2020	$586	$187,843	$38,408	$(15,097)	$(1,170)	$210,570

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended
(Dollars in thousands)	March 31, 2021	March 31, 2020
Cash flows from operating activities
Net income	$10,207	$5,068
Adjustments to reconcile net income to net cash provided by operating activities:
Net discount accretion	(738)	(664)
Depreciation and amortization expense	1,353	1,388
Provision for loan losses	(1,000)	925
Share-based compensation	467	525
Gain on sales of loans originated for sale	(1,320)	(1,216)
Mortgage loans originated for sale	(55,720)	(20,851)
Proceeds from sales of loans originated for sale	56,959	23,185
Gain on sale of portfolio loans	—	(1,878)
Deferred income taxes	(1,600)	1,024
Investment securities (gains) losses	(145)	40
Income from life insurance	(557)	(540)
Increase in accrued interest receivable	(143)	(657)
Increase (decrease) in accrued interest payable and other liabilities	12,095	(352)
Other, net	(3,225)	(1,566)
Net cash provided by operating activities	16,633	4,431
Cash flows from investing activities
Proceeds from sales of AFS securities	75,736	—
Maturities, repayments and calls of AFS securities	11,406	20,497
Purchases of AFS securities	(29,233)	(26,692)
Net redemptions of restricted investments in bank stocks	256	361
Net decrease in loans	(64,634)	(31,515)
Proceeds from sales of portfolio loans	—	21,618
Purchases of bank premises and equipment	(156)	(83)
Net cash used in investing activities	(6,625)	(15,814)
Cash flows from financing activities
Net decrease in deposits	190,198	21,746
Net increase (decrease) in borrowings with original maturities less than 90 days	3,328	(65,716)
Proceeds from FHLB advances and other borrowings	—	99,977
Payments on FHLB advances and other borrowings	(103)	(40,098)
Dividends paid	(2,004)	(1,906)
Acquisition of treasury stock	—	(1,170)
Treasury shares repurchased for employee taxes associated with restricted stock vesting	(514)	(337)
Proceeds from issuance of employee stock purchase plan shares	74	61
Net cash provided by financing activities	190,979	12,557
Net increase in cash and cash equivalents	200,987	1,174
Cash and cash equivalents at beginning of period	125,258	55,963
Cash and cash equivalents at end of period	$326,245	$57,137

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,629	$5,544
Supplemental schedule of noncash investing activities:
Securities purchases not yet settled	11,699	714

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
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of Orrstown Financial Services, Inc. and its wholly owned subsidiary, the Bank. The Company has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, SEC rules that permit reduced disclosure for interim periods, and Article 10 of Regulation S-X. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements. The December 31, 2020 consolidated balance sheet information contained in this Quarterly Report on Form 10-Q was derived from the Company's 2020 audited consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. All significant intercompany transactions and accounts have been eliminated.
The Company's management has evaluated all activity of the Company and concluded that subsequent events are properly reflected in the Company's unaudited condensed consolidated financial statements and notes as required by GAAP.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The effects of the COVID-19 pandemic may impact material estimates. Material estimates that are particularly susceptible to significant change include the determination of the ALL and those used in valuation methodologies in areas with no observable market, such as loans, deposits, borrowings, goodwill, core deposit and other intangible assets, mortgage servicing rights, other assets and liabilities obtained or assumed in business combinations.
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
Changes to the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged transaction affects earnings. During the three months ended March 31, 2021, such derivatives were used to hedge the variable cash flows associated with overnight borrowings.
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
Leases - The Company evaluates its contracts at inception to determine if an arrangement either is a lease or contains one. Operating lease ROU assets are included in other assets and operating lease liabilities in accrued interest payable and other liabilities in the unaudited condensed consolidated balance sheets. The Company had no finance leases at March 31, 2021.
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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 contains optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The optional expedients apply consistently to all contracts or transactions within the scope of this topic, while the optional expedients for hedging relationships can be elected on an individual basis. The Company has formed a cross-functional working group to lead the transition from LIBOR to a planned adoption of an alternate index. The Company currently plans to replace LIBOR with SOFR in its loan agreements. The Company is in the process of implementing fallback language for loans that will mature after 2021. The Company expects to adopt the LIBOR transition relief allowed under this standard, and is currently evaluating the potential impact of this guidance on its financial statements.

NOTE 2. INVESTMENT SECURITIES
At March 31, 2021 and December 31, 2020, all investment securities were classified as AFS. The following table summarizes amortized cost and fair value of investment securities, and the corresponding amounts of gross unrealized gains and losses recognized in AOCI, at March 31, 2021 and December 31, 2020:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2021
States and political subdivisions	$128,214	$6,834	$1,375	$133,673
GSE residential MBSs	7,811	57	7	7,861
GSE residential CMOs	41,374	681	1,893	40,162
Non-agency CMOs	16,030	472	—	16,502
Asset-backed	209,273	883	1,052	209,104
Other	388	—	—	388
Totals	$403,090	$8,927	$4,327	$407,690
December 31, 2020
States and political subdivisions	$104,704	$9,091	$1,125	$112,670
GSE residential MBSs	4,197	96	—	4,293
GSE residential CMOs	56,856	2,226	1,071	58,011
Non-agency CMOs	16,505	413	—	16,918
Private label commercial CMOs	63,941	57	1,762	62,236
Asset-backed	214,425	171	2,630	211,966
Other	371	—	—	371
Totals	$460,999	$12,054	$6,588	$466,465

The following table summarizes investment securities with unrealized losses at March 31, 2021 and December 31, 2020, aggregated by major security type and the length of time in a continuous unrealized loss position.

	Less Than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
March 31, 2021
States and political subdivisions	4	$23,403	$238	1	$9,062	$1,137	5	$32,465	$1,375
GSE residential MBSs	1	686	7	—	—	—	1	686	7
GSE residential CMOs	—	—	—	3	21,976	1,893	3	21,976	1,893
Asset-backed	1	13,736	25	6	78,781	1,027	7	92,517	1,052
Totals	6	$37,825	$270	10	$109,819	$4,057	16	$147,644	$4,327
December 31, 2020
States and political subdivisions	1	$9,079	$1,125	—	$—	$—	1	$9,079	$1,125
GSE residential CMOs	3	23,954	1,071	—	—	—	3	23,954	1,071
Private label commercial CMOs	1	4,314	685	10	42,403	1,077	11	46,717	1,762
Asset-backed	2	16,921	12	15	183,161	2,618	17	200,082	2,630
Totals	7	$54,268	$2,893	25	$225,564	$3,695	32	$279,832	$6,588

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
FASB ASC 320-10 requires the Company to assess if an OTTI exists by considering whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If either of these situations applies, the guidance requires the Company to record an OTTI charge to earnings on debt securities for the difference between the amortized cost basis of the security and the fair value of the security. If neither of these situations applies, the Company is required to assess whether it is expected to recover the entire amortized cost basis of the security. If the Company is not expected to recover the entire amortized cost basis of the security, the guidance requires the Company to bifurcate the identified OTTI into a credit loss component and a component representing loss related to other factors. A discount rate is applied which equals the effective yield of the security. The difference between the present value of the expected flows and the amortized book value is considered a credit loss, which would be recorded through earnings as an OTTI charge. When a market price is not readily available, the market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from the open market and other sources as appropriate for the security. The difference between the market value and the present value of cash flows expected to be collected is recognized in accumulated other comprehensive loss on the unaudited condensed consolidated statements of financial condition.
As of March 31, 2021, the Company had no cumulative OTTI. There were no OTTI charges recognized in earnings as a result of credit losses on investments in the three months ended March 31, 2021 and 2020. During 2020, unrealized losses were substantially higher due to market uncertainty brought about by the COVID-19 pandemic. The sudden and desperate need for liquidity from many institutional pools of capital, combined with the global economic implications of the COVID-19 pandemic, caused significant widening of spreads. Market conditions improved in the second half of 2020 and into 2021 as the uncertainty dissipated with economies re-opening and the distribution of vaccines.
States and Political Subdivisions. The unrealized losses presented in the table above have been caused by a widening of spreads from the time these securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is OTTI. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at March 31, 2021 or December 31, 2020.
GSE Residential CMOs and GSE Residential MBS. The unrealized losses presented in the table above have been caused by a widening of spreads from the time these securities were purchased. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than its par value basis. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at March 31, 2021 or December 31, 2020.
Asset-backed. The unrealized losses presented in the table above were caused by a widening of spreads from the time the securities were purchased. Management considers the investment rating and other credit support in determining whether a security is OTTI. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at March 31, 2021 or December 31, 2020.
The following table summarizes the credit ratings and collateral associated with the Company's investment portfolio, excluding equity securities, at March 31, 2021:

Sector	Portfolio Mix	Amortized Book	Fair Value	Credit Enhancement	AAA	AA	A	BBB	NR	Collateral Type
Unsecured ABS	1%	$5,313	$5,382	50%	—%	—%	—%	—%	100%	Unsecured Consumer Debt
Student Loan ABS	3%	$10,610	$10,516	26%	—%	—%	—%	—%	100%	Seasoned Student Loans
Federal Family Education Loan ABS	44%	$178,213	$178,012	6%	4%	73%	23%	—%	—%	Federal Family Education Loan (1)
PACE Loan ABS	1%	$4,839	$4,917	5%	100%	—%	—%	—%	—%	PACE Loans
Non-Agency RMBS	4%	$16,030	$16,502	37%	100%	—%	—%	—%	—%	Reverse Mortgages (2)
Municipal - General Obligation	19%	$77,342	$81,116		2%	89%	8%	—%	—%
Municipal - Revenue	13%	$50,872	$52,557		—%	61%	19%	—%	20%
SBA ReRemic	3%	$10,298	$10,277		—%	100%	—%	—%	—%	SBA Guarantee (3)
Agency MBS	12%	$49,185	$48,023		—%	100%	—%	—%	—%	Residential Mortgages (3)
Bank CDs	—%	$249	$249		—%	—%	—%	—%	100%	FDIC Insured CD
	100%	$402,951	$407,551		7%	72%	14%	—%	7%

(1) Minimum of 97% guaranteed by U.S. government
(2) Reverse mortgages fund over time, credit enhancement is estimated based on prior experience
(3) 100% guaranteed by U.S. government agencies

Note : Ratings in table are the lowest of the six rating agencies (Standard & Poors, Moody's, Morningstar, DBRS, KBRA and Fitch). Standard & Poors rates U.S. government obligations at AA+
The following table summarizes amortized cost and fair value of investment securities by contractual maturity at March 31, 2021. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	249	249
Due after five years through ten years	32,144	34,469
Due after ten years	96,209	99,343
CMOs and MBSs	65,215	64,525
Asset-backed	209,273	209,104
	$403,090	$407,690
The following table summarizes proceeds from sales of investment securities and gross gains and gross losses for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
Proceeds from sale of investment securities	$75,736	$—
Gross gains	1,351	—
Gross losses	1,206	40

During the three months ended March 31, 2021, net investment security gains of $145 thousand were recorded from security sales, compared to a loss of $40 thousand recorded to adjust an equity security to market value for the three months ended March 31, 2020. During the three months ended March 31, 2021, 14 securities with a principal balance of $75.6 million were sold for proceeds of $75.7 million. There were no sales of investment securities during the three months ended March 31, 2020. Investment securities with a fair value of $301.6 million and $398.7 million at March 31, 2021 and December 31, 2020, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

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
Acquisition and development loans consist of 1-4 family residential construction and commercial and land development loans. The risk of loss on these loans is largely dependent on the Company’s ability to assess the property’s value at the completion of the project, which should exceed the property’s construction costs. During the construction phase, a number of factors could potentially negatively impact the collateral value, including cost overruns, delays in completing the project, competition, and real estate market conditions, which may change based on the supply of similar properties in the area. In the event the collateral value at the completion of the project is not sufficient to cover the outstanding loan balance, the Company must rely upon other repayment sources, if any, including the guarantors of the project or other collateral securing the loan.
Commercial and industrial loans include advances to local and regional businesses for general commercial purposes and include permanent and short-term working capital, machinery and equipment financing, and may be either in the form of lines of credit or term loans. Although commercial and industrial loans may be unsecured to our highest-rated borrowers, the majority of these loans are secured by the borrower’s accounts receivable, inventory and machinery and equipment. In a significant number of these loans, the collateral also includes the business real estate or the business owner’s personal real estate or assets. Commercial and industrial loans present credit exposure to the Company, as they are more susceptible to risk of loss during a downturn in the economy as borrowers may have greater difficulty in meeting their debt service requirements and the value of the collateral may decline. The Company attempts to mitigate this risk through its underwriting standards, including evaluating the creditworthiness of the borrower and, to the extent available, credit ratings on the business. Additionally, monitoring of the loans through annual renewals and meetings with the borrowers are typical. However, these procedures cannot eliminate the risk of loss associated with commercial and industrial lending. At March 31, 2021 and December 31, 2020, commercial and industrial loans include $504.3 million and $403.3 million, respectively, of loans, net of deferred fees and costs, originated through the U.S. Small Business Administration Paycheck Protection Program ("SBA PPP").
Municipal loans consist of extensions of credit to municipalities and school districts within the Company’s market area. These loans generally present a lower risk than commercial and industrial loans, as they are generally secured by the municipality’s full taxing authority, by revenue obligations, or by its ability to raise assessments on its customers for a specific utility.

The Company originates loans to its retail customers, including fixed-rate and adjustable first lien mortgage loans, with the underlying 1-4 family owner occupied residential property securing the loan. The Company’s risk exposure is minimized in these types of loans through the evaluation of the creditworthiness of the borrower, including credit scores and debt-to-income ratios, and underwriting standards, which limit the loan-to-value ratio to generally no more than 80% upon loan origination, unless the borrower obtains private mortgage insurance.
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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted. The CARES Act established the SBA PPP. The SBA PPP is intended to provide economic relief to small businesses nationwide adversely impacted under the COVID-19 Emergency Declaration issued on March 13, 2020. The SBA PPP, which began on April 3, 2020, provides small businesses with funds to cover up to 24 weeks of payroll costs and other expenses, including benefits. It also provides for forgiveness of up to the full principal amount of qualifying loans. Through two rounds of PPP funding in 2020, the Bank closed and funded almost 3,200 loans for a total gross loan amount of $467.7 million. These loans resulted in net processing fees of $13.5 million to be recognized through net interest income over the life of the loans, which is between two and five years. A third round of PPP funding was authorized in December 2020. The Bank closed and funded almost 2,400 PPP loans in this round for a total loan amount of $183.6 million in the three months ended March 31, 2021. These loans resulted in net processing fees of $9.5 million to be recognized through net interest income over the five-year life of the loans. During the three months ended March 31, 2021, the Company recognized $3.3 million of net deferred SBA PPP fees, included in interest income on loans on the unaudited condensed consolidated statements of income. At March 31, 2021, the Bank had $12.6 million of unrecognized SBA PPP net deferred fees. The timing of the recognition of these fees is dependent upon the loan forgiveness process established by the SBA. The Bank continues to closely monitor the SBA guidance regarding this process. The Bank has implemented the SBA's streamlined forgiveness approval process, which has improved the forgiveness process for both borrowers and lenders. As these loans are 100% guaranteed by the SBA, there is no associated allowance for loan losses at March 31, 2021.
In an effort to assist clients that were negatively impacted by the COVID-19 pandemic, the Bank offered various mitigation options, including a loan payment deferral program. Under this program, most commercial deferrals were for a 90-day period, while most consumer deferrals were for a 180-day period. Commercial and consumer deferrals totaled $6.0 million and $1.6 million, respectively, at March 31, 2021 and $15.7 million and $2.5 million, respectively, at December 31, 2020. In accordance with the revised Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus issued by the federal bank regulatory agencies on April 7, 2020, these deferrals are exempt from TDR status as they meet the specified requirements.

The following table presents the loan portfolio by segment and class, excluding residential mortgage LHFS, at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Commercial real estate:
Owner occupied	$177,934	$174,908
Non-owner occupied	415,219	409,567
Multi-family	111,757	113,635
Non-owner occupied residential	101,381	114,505
Acquisition and development:
1-4 family residential construction	12,138	9,486
Commercial and land development	45,229	51,826
Commercial and industrial (1)	750,831	647,368
Municipal	19,238	20,523
Residential mortgage:
First lien	225,247	244,321
Home equity - term	9,183	10,169
Home equity - lines of credit	153,169	157,021
Installment and other loans	23,695	26,361
Total loans	$2,045,021	$1,979,690

(1) This balance includes $504.3 million and $403.3 million of SBA PPP loans, net of deferred fees and costs, at March 31, 2021 and December 31, 2020, respectively.
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

The following table summarizes the Company’s loan portfolio ratings based on its internal risk rating system at March 31, 2021 and December 31, 2020:

	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	PCI Loans	Total
March 31, 2021
Commercial real estate:
Owner occupied	$151,583	$11,555	$8,380	$3,994	$—	$2,422	$177,934
Non-owner occupied	357,871	57,023	—	—	—	325	415,219
Multi-family	91,067	20,057	633	—	—	—	111,757
Non-owner occupied residential	95,379	3,274	1,232	262	—	1,234	101,381
Acquisition and development:
1-4 family residential construction	12,138	—	—	—	—	—	12,138
Commercial and land development	44,066	647	516	—	—	—	45,229
Commercial and industrial	728,962	10,500	5,649	3,378	—	2,342	750,831
Municipal	19,238	—	—	—	—	—	19,238
Residential mortgage:
First lien	217,542	—	—	2,560	—	5,145	225,247
Home equity - term	9,086	—	61	18	—	18	9,183
Home equity - lines of credit	152,443	91	54	581	—	—	153,169
Installment and other loans	23,617	—	—	23	—	55	23,695
	$1,902,992	$103,147	$16,525	$10,816	$—	$11,541	$2,045,021

December 31, 2020
Commercial real estate:
Owner occupied	$148,846	$12,491	$7,855	$3,260	$—	$2,456	$174,908
Non-owner occupied	351,860	57,378	—	—	—	329	409,567
Multi-family	92,769	20,224	642	—	—	—	113,635
Non-owner occupied residential	107,557	3,948	1,422	268	—	1,310	114,505
Acquisition and development:
1-4 family residential construction	9,101	385	—	—	—	—	9,486
Commercial and land development	49,832	655	525	814	—	—	51,826
Commercial and industrial	617,213	17,561	6,118	3,639	—	2,837	647,368
Municipal	20,523	—	—	—	—	—	20,523
Residential mortgage:
First lien	236,381	—	—	2,628	—	5,312	244,321
Home equity - term	10,076	—	64	10	—	19	10,169
Home equity - lines of credit	156,264	95	54	608	—	—	157,021
Installment and other loans	26,283	—	—	17	—	61	26,361
	$1,826,705	$112,737	$16,680	$11,244	$—	$12,324	$1,979,690

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
At March 31, 2021 and December 31, 2020, nearly all of the Company’s loan impairments were measured based on the estimated fair value of the collateral securing the loan, except for TDRs. By definition, TDRs are considered impaired. All TDR impairment analyses are initially based on discounted cash flows for those loans. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it could also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
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
The following table, which excludes PCI loans, summarizes impaired loans by segment and class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at March 31, 2021 and December 31, 2020. The recorded investment in loans excludes accrued interest receivable due to insignificance. Related allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and any partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
March 31, 2021
Commercial real estate:
Owner-occupied	$—	$—	$—	$3,994	$4,950
Non-owner occupied residential	—	—	—	262	390
Commercial and industrial	—	—	—	3,378	4,032
Residential mortgage:
First lien	407	407	31	2,153	3,213
Home equity—term	—	—	—	18	24
Home equity—lines of credit	—	—	—	581	811
Installment and other loans	—	—	—	23	24
	$407	$407	$31	$10,409	$13,444
December 31, 2020
Commercial real estate:
Owner-occupied	$—	$—	$—	$3,260	$4,091
Non-owner occupied residential	—	—	—	268	393
Acquisition and development:
Commercial and land development	—	—	—	814	875
Commercial and industrial	—	—	—	3,639	4,269
Residential mortgage:
First lien	424	508	33	2,204	3,264
Home equity—term	—	—	—	10	13
Home equity—lines of credit	—	—	—	608	832
Installment and other loans	—	—	—	17	18
	$424	$508	$33	$10,820	$13,755

The following table, which excludes accruing PCI loans, summarizes the average recorded investment in impaired loans and related recognized interest income for the three months ended March 31, 2021 and 2020:

	2021		2020
	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Three Months Ended March 31,
Commercial real estate:
Owner occupied	$3,448	$1	$5,234	$1
Multi-family	19	—	341	—
Non-owner occupied residential	267	—	257	—
Acquisition and development:
Commercial and land development	614	—	209	—
Commercial and industrial	2,878	—	1,313	—
Residential mortgage:
First lien	2,636	11	2,400	12
Home equity - term	12	—	12	—
Home equity - lines of credit	616	—	726	—
Installment and other loans	15	—	46	—
	$10,505	$12	$10,538	$13

The following table presents impaired loans that are TDRs, with the recorded investment at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing:
Commercial real estate:
Owner occupied	1	$27	1	$28
Residential mortgage:
First lien	9	888	9	898
Home equity - lines of credit	1	6	1	8
	11	921	11	934
Nonaccruing:
Residential mortgage:
First lien	5	311	5	320
	5	311	5	320
	16	$1,232	16	$1,254

There were no new TDR's for the three months ended March 31, 2021 or 2020.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of loan portfolio summarized by aging categories of performing loans and nonaccrual loans at March 31, 2021 and December 31, 2020:

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
March 31, 2021
Commercial real estate:
Owner occupied	$171,501	$44	$—	$—	$44	$3,967	$175,512
Non-owner occupied	413,243	1,651	—	—	1,651	—	414,894
Multi-family	111,757	—	—	—	—	—	111,757
Non-owner occupied residential	99,545	340	—	—	340	262	100,147
Acquisition and development:
1-4 family residential construction	12,138	—	—	—	—	—	12,138
Commercial and land development	45,175	54	—	—	54	—	45,229
Commercial and industrial	744,990	39	65	17	121	3,378	748,489
Municipal	19,238	—	—	—	—	—	19,238
Residential mortgage:
First lien	214,318	3,939	173	—	4,112	1,672	220,102
Home equity - term	9,143	4	—	—	4	18	9,165
Home equity - lines of credit	151,964	630	—	—	630	575	153,169
Installment and other loans	23,413	151	53	—	204	23	23,640
Subtotal	2,016,425	6,852	291	17	7,160	9,895	2,033,480
Loans acquired with credit deterioration:
Commercial real estate:
Owner occupied	2,422	—	—	—	—	—	2,422
Non-owner occupied	325	—	—	—	—	—	325
Non-owner occupied residential	1,091	—	—	143	143	—	1,234
Commercial and industrial	2,342	—	—	—	—	—	2,342
Residential mortgage:
First lien	4,745	346	18	36	400	—	5,145
Home equity - term	18	—	—	—	—	—	18
Installment and other loans	52	3	—	—	3	—	55
Subtotal	10,995	349	18	179	546	—	11,541
	$2,027,420	$7,201	$309	$196	$7,706	$9,895	$2,045,021

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
December 31, 2020
Commercial real estate:
Owner occupied	$168,262	$958	$—	$—	$958	$3,232	$172,452
Non-owner occupied	409,130	108	—	—	108	—	409,238
Multi-family	113,635	—	—	—	—	—	113,635
Non-owner occupied residential	112,443	484	—	—	484	268	113,195
Acquisition and development:
1-4 family residential construction	9,486	—	—	—	—	—	9,486
Commercial and land development	50,922	32	58	—	90	814	51,826
Commercial and industrial	640,573	9	310	—	319	3,639	644,531
Municipal	19,677	846	—	—	846	—	20,523
Residential mortgage:
First lien	230,903	5,758	535	83	6,376	1,730	239,009
Home equity - term	10,099	40	—	1	41	10	10,150
Home equity - lines of credit	156,153	268	—	—	268	600	157,021
Installment and other loans	26,052	168	49	14	231	17	26,300
Subtotal	1,947,335	8,671	952	98	9,721	10,310	1,967,366
Loans acquired with credit deterioration:
Commercial real estate:
Owner occupied	2,456	—	—	—	—	—	2,456
Non-owner occupied	329	—	—	—	—	—	329
Non-owner occupied residential	1,161	—	—	149	149	—	1,310
Commercial and industrial	2,837	—	—	—	—	—	2,837
Residential mortgage:
First lien	4,341	655	9	307	971	—	5,312
Home equity - term	19	—	—	—	—	—	19
Installment and other loans	57	4	—	—	4	—	61
Subtotal	11,200	659	9	456	1,124	—	12,324
	$1,958,535	$9,330	$961	$554	$10,845	$10,310	$1,979,690

The Company maintains its ALL at a level management believes adequate for probable incurred credit losses. The ALL is established and maintained through a provision for loan losses charged to earnings. On a quarterly basis, management assesses the adequacy of the ALL utilizing a defined methodology, which considers specific credit evaluation of impaired loans as discussed above, historical loan loss experience, and qualitative factors. Management believes its approach properly addresses relevant accounting guidance for loans individually identified as impaired and for loans collectively evaluated for impairment, and other bank regulatory guidance.
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
National and Local Economic Conditions – including trends in the consumer price index, unemployment rates, the housing price index, housing statistics compared to the prior year, bankruptcy rates, regulatory and legal environment risks and competition. During the year ended March 31, 2021, this factor was increased for the commercial and consumer portfolios to account for the negative economic impact of the COVID-19 pandemic.
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
The following table presents the activity in the ALL for the three months ended March 31, 2021 and 2020:

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
March 31, 2021
Balance, beginning of period	$11,151	$1,114	$3,942	$40	$16,247	$3,362	$324	$3,686	$218	$20,151
Provision for loan losses	(494)	(69)	(54)	(2)	(619)	(289)	(106)	(395)	14	(1,000)
Charge-offs	—	—	(454)	—	(454)	(21)	(20)	(41)	—	(495)
Recoveries	14	1	280	—	295	6	10	16	—	311
Balance, end of period	$10,671	$1,046	$3,714	$38	$15,469	$3,058	$208	$3,266	$232	$18,967
March 31, 2020
Balance, beginning of period	$7,634	$959	$2,356	$100	$11,049	$3,147	$319	$3,466	$140	$14,655
Provision for loan losses	383	71	322	(1)	775	77	42	119	31	925
Charge-offs	—	—	(75)	—	(75)	(91)	(72)	(163)	—	(238)
Recoveries	403	3	44	—	450	6	5	11	—	461
Balance, end of period	$8,420	$1,033	$2,647	$99	$12,199	$3,139	$294	$3,433	$171	$15,803

The following table summarizes the ending loan balance individually evaluated for impairment based upon loan segment, as well as the related ALL loss allocation for each at March 31, 2021 and December 31, 2020. PCI loans are excluded from loans individually evaluated for impairment.

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
March 31, 2021
Loans allocated by:
Individually evaluated for impairment	$4,256	$—	$3,378	$—	$7,634	$3,159	$23	$3,182	$—	$10,816
Collectively evaluated for impairment	802,035	57,367	747,453	19,238	1,626,093	384,440	23,672	408,112	—	2,034,205
	$806,291	$57,367	$750,831	$19,238	$1,633,727	$387,599	$23,695	$411,294	$—	$2,045,021
ALL allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$31	$—	$31	$—	$31
Collectively evaluated for impairment	10,671	1,046	3,714	38	15,469	3,027	208	3,235	232	18,936
	$10,671	$1,046	$3,714	$38	$15,469	$3,058	$208	$3,266	$232	$18,967
December 31, 2020
Loans allocated by:
Individually evaluated for impairment	$3,528	$814	$3,639	$—	$7,981	$3,246	$17	$3,263	$—	$11,244
Collectively evaluated for impairment	809,087	60,498	643,729	20,523	1,533,837	408,265	26,344	434,609	—	1,968,446
	$812,615	$61,312	$647,368	$20,523	$1,541,818	$411,511	$26,361	$437,872	$—	$1,979,690
ALL allocated by:
Individually evaluated for impairment	$—	$—	$1	$—	$1	$33	$—	$33	$—	$34
Collectively evaluated for impairment	11,151	1,114	3,941	40	16,246	3,329	324	3,653	218	20,117
	$11,151	$1,114	$3,942	$40	$16,247	$3,362	$324	$3,686	$218	$20,151

The following table provides activity for the accretable yield of PCI loans for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020
Accretable yield, beginning of period	$3,438	$6,950
Additions (1)	—	570
Accretion of income	(466)	(598)
Reclassifications from nonaccretable difference due to improvement in expected cash flows	44	17
Other changes, net (2)	56	(2,525)
Accretable yield, end of period	$3,072	$4,414
(1) The amount for the three months ended March 31, 2020 reflects a measurement period adjustment for Hamilton loans that should have been in the PCI pool at the acquisition date.
(2) The amount for the three months ended March 31, 2020 represents the impact of purchased credit impaired loans sold during that period.

NOTE 4. LEASES
A lease provides the lessee the right to control the use of an identified asset for a period of time in exchange for consideration. The Company has primarily entered into operating leases for branches and office space. Most of the Company's leases contain renewal options, which the Company is reasonably certain to exercise. Including renewal options, the Company's leases range from three years to 32 years. Operating lease right-of-use assets and lease liabilities are included in other assets and accrued interest and other liabilities on the Company's unaudited condensed consolidated balance sheets.
The Company uses its incremental borrowing rate to determine the present value of the lease payments, as the rate implicit in the Company's leases is not readily determinable. Lease agreements that contain non-lease components are generally accounted for as a single lease component, while variable costs, such as common area maintenance expenses and property taxes, are expensed as incurred.
The following table summarizes the Company's operating leases at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Operating lease ROU assets	$9,753	$8,686
Operating lease ROU liabilities	10,228	9,143
Weighted-average remaining lease term (in years)	16.0	16.8
Weighted-average discount rate	4.3%	4.3%
The following table presents information related to the Company's operating leases for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash paid for operating lease liabilities	$343	$318
Operating lease expense	403	380
The following table presents expected future maturities of the Company's lease liabilities as of March 31, 2021:

2021	$957
2022	926
2023	951
2024	974
2025	991
Thereafter	10,387
15,186
Less: imputed interest	4,958
Total lease liabilities	$10,228

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents changes in goodwill for the three months ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Balance, beginning of year	$18,724	$19,925
Adjustments to acquired goodwill	—	217
Balance, end of period	$18,724	$20,142
Goodwill is not amortized but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit.
The Company typically completes its annual goodwill impairment assessment as of November 30. Due to the severe economic impact of COVID-19 and a resulting sustained decline in the Company's market value below book value, management performed a quantitative Step 1 impairment analysis of its goodwill to determine whether the Company's goodwill was impaired as of August 31, 2020. This analysis, which was performed in accordance with ASU 2017-04, Intangibles-Goodwill and Other, considered several factors, such as future cash flow projections and estimated market acquisition premiums in its analysis. In performing the analysis, management made several assumptions with respect to future operating performance, economic and market conditions and various others, many of which required significant judgment. The analysis performed and the related assumptions reflected the best currently available estimates and judgements regarding future performance of the Company. It was concluded that no impairment existed at August 31, 2020 as the calculated fair value of the reporting unit exceeded its book value. No changes have occurred that would impact the results of that analysis through March 31, 2021.
The following table presents changes in other intangible assets for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Beginning of period	$5,458	$7,180
Amortization expense	(334)	(463)
Balance, end of period	$5,124	$6,717

The following table presents the components of other identifiable intangible assets at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$8,390	$3,269	$8,390	$2,935
Other customer relationship intangibles	25	22	25	22
Total	$8,415	$3,291	$8,415	$2,957

The following table presents future estimated aggregate amortization expense for intangible assets remaining at March 31, 2021:

2021	$941
2022	1,105
2023	935
2024	766
2025	596
Thereafter	781
$5,124
NOTE 6. SHARE-BASED COMPENSATION PLANS
The Company maintains share-based compensation plans under the shareholder-approved 2011 Plan. The purpose of the share-based compensation plans is to provide officers, employees, and non-employee members of the Board of Directors of the Company with additional incentive to further the success of the Company. At March 31, 2021, 881,920 shares of the common stock of the Company were reserved to be issued and 268,133 shares were available to be issued.
The 2011 Plan incentive awards may consist of grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock units and performance shares. All employees and members of the Board of Directors of the Company are eligible to participate in the 2011 Plan. The 2011 Plan allows for the Compensation Committee of the Board of Directors to determine the type of incentive to be awarded, its term, manner of exercise, vesting and restrictions on shares. Generally, awards are nonqualified under the IRC, unless the awards are deemed to be incentive awards to employees at the Compensation Committee’s discretion.

The table below presents a summary of nonvested restricted shares activity for the three months ended March 31, 2021:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares, beginning of year	245,576	$21.45
Granted	106,447	18.38
Forfeited	(18,101)	19.81
Vested	(57,003)	25.61
Nonvested shares, at period end	276,919	$19.52
The following table presents restricted shares compensation expense, with tax benefit information, and fair value of shares vested, for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
Restricted share award expense	$434	$519
Restricted share award tax benefit	91	109
Fair value of shares vested	1,028	742
The unrecognized compensation expense related to the share awards totaled $3.2 million at March 31, 2021 and $2.0 million at December 31, 2020. The unrecognized compensation expense at March 31, 2021 is expected to be recognized over a weighted-average period of 2.1 years.
The Company maintains an employee stock purchase plan to provide its employees with an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed 10% of their annual salary, at the lower of 95% of the fair market value of the shares on the semi-annual offering date or related purchase date. The purchases occur in March and September of each year. The Company reserved 350,000 shares of its common stock to be issued under the employee stock purchase plan. At March 31, 2021, 154,751 shares were available to be issued.
The following table presents information for the employee stock purchase plan for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
Shares purchased	5,484	3,613
Weighted average price of shares purchased	$13.44	$16.91
The Company issues either new shares or treasury shares, depending on market conditions, for award through its share-based compensation plans.

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS
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
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At March 31, 2021, the Company had one interest rate derivative designated as a hedging instrument with an aggregate notional amount of $50.0 million. The Company had one derivative instruments at

December 31, 2020. Such derivatives were used to hedge the variable cash flows associated with the Company's borrowings. At March 31, 2021, the Company had cash collateral of $690 thousand held with the counterparty for these derivatives.
The Company enters into interest rate swaps that allow its commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges and are marked through earnings. At March 31, 2021, the Company had three customer and three corresponding third-party broker interest rate derivatives not designated as a hedging instrument with an aggregate notional amount of $60.9 million. The Company had $61.3 million of such derivative instruments at December 31, 2020.
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
The following table summarizes the fair value of the Company's derivative instruments at March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - balance sheet hedge	$50,000	Other liabilities	$(407)	$50,000	Other liabilities	$(1,234)
Total derivatives designated as hedging instruments			$(407)			$(1,234)

Derivatives not designated as hedging instruments:
Interest rate swap - commercial borrower	$30,467	Other assets	$377	$30,673	Other assets	$708
Interest rate swap - counterparty	30,467	Other liabilities	(360)	30,673	Other liabilities	(744)
Interest rate lock commitments with customers	23,680	Other assets	672	22,560	Other assets	673
Forward sale commitment	11,310	Other assets	193	10,400	Other liabilities	(61)
Total derivatives not designated as hedging instruments			$882			$576

In addition to the derivative instruments noted above, during the three months ended March 31, 2021, the Company entered into a risk participation agreement with a financial institution counterparty (the “Agent Bank”) for an interest rate derivative contract related to a loan in which the Company is a participant. The risk protection agreement provides credit protection to the Agent Bank should the borrower fail to perform on its interest rate derivative contracts with the Agent Bank. The Company received an upfront fee of $53 thousand upon entry into the risk participation agreement in the three months ended March 31, 2021. The Company manages its credit risk on the risk participation agreement by monitoring the creditworthiness of the borrower, which is based on the same credit review process as though the Company had entered into the derivative instruments directly with the borrower. The notional amount of such risk participation agreement reflects the Company’s pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of March 31, 2021, the total notional amount of the risk participation agreement was $15.9 million and its fair value, recorded in other liabilities on the unaudited condensed consolidated Balance Sheet, was a loss of $4 thousand.

The following tables summarize the effect of the Company's derivative financial instruments on OCI and net income for the three months ended March 31, 2021 and 2020:

	Amount of Loss Recognized in OCI on Derivative
	Three Months Ended March 31,
	2021	2020
Derivatives in cash flow hedging relationships:
Interest rate products	$739	$(1,259)
Total	$739	$(1,259)

	Amount of Loss Reclassified from AOCI into Income		Location of Loss Recognized from AOCI into Income
	Three Months Ended March 31,
	2021	2020
Derivatives in cash flow hedging relationships:
Interest rate products	$(87)	$(4)	Interest expense
Total	$(87)	$(4)

	Amount of Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
	Three Months Ended March 31,
	2021	2020
Derivatives not designated as hedging instruments:
Interest rate products	$52	$—	Other operating expenses
Risk participation agreement	4	—	Other operating expenses
Interest rate lock commitments with customers	(1)	332	Mortgage banking activities
Forward sale commitment	254	(197)	Mortgage banking activities
Total	$309	$135

The following table is a summary of interest rate swap components at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Weighted average pay rate	0.77%	0.77%
Weighted average receive rate	0.09%	0.09%
Weighted average maturity in years	3.9	4.2

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
Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject at March 31, 2021 and December 31, 2020.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's classification.
The following table presents capital amounts and ratios at March 31, 2021 and December 31, 2020:

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
Total risk-based capital:
Orrstown Financial Services, Inc.	$278,659	16.2%	$180,271	10.5%	n/a	n/a
Orrstown Bank	262,786	15.3%	180,193	10.5%	$171,613	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	225,960	13.2%	145,933	8.5%	n/a	n/a
Orrstown Bank	242,005	14.1%	145,871	8.5%	137,290	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	225,960	13.2%	120,180	7.0%	n/a	n/a
Orrstown Bank	242,005	14.1%	120,129	7.0%	111,548	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	225,960	8.1%	111,939	4.0%	n/a	n/a
Orrstown Bank	242,005	8.6%	111,930	4.0%	139,912	5.0%
December 31, 2020
Total risk-based capital:
Orrstown Financial Services, Inc.	$271,184	15.6%	$183,099	10.5%	n/a	n/a
Orrstown Bank	256,376	14.7%	183,012	10.5%	$174,297	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	217,582	12.5%	148,223	8.5%	n/a	n/a
Orrstown Bank	234,677	13.5%	148,152	8.5%	139,437	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	217,582	12.5%	122,066	7.0%	n/a	n/a
Orrstown Bank	234,677	13.5%	122,008	7.0%	113,293	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	217,582	8.1%	108,063	4.0%	n/a	n/a
Orrstown Bank	234,677	8.7%	108,148	4.0%	135,185	5.0%

In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act of 1934, as amended. As of March 31, 2021, 154,680 shares had been repurchased under the 2015 program at a total cost of $2.6 million, or $16.88 per share. On April 19, 2021, the Board of Directors authorized the additional future repurchase of up to 562,000 shares of its outstanding common stock. Common stock available for future repurchase totals approximately 823,320 shares, or 7% of the Company's outstanding common stock at March 31, 2021. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time.
On April 19, 2021, the Board declared a cash dividend of $0.18 per common share, which will be paid on May 10, 2021 to shareholders of record at May 3, 2021.

NOTE 9. EARNINGS PER SHARE
The following table presents earnings per share for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net income	$10,207	$5,068
Weighted average shares outstanding - basic	10,975	10,959
Dilutive effect of share-based compensation	99	103
Weighted average shares outstanding - diluted	11,074	11,062
Per share information:
Basic earnings per share	$0.93	$0.46
Diluted earnings per share	0.92	0.46

Average outstanding restricted shares and stock options totaling 97,285 and 30,559 for the three months ended March 31, 2021 and 2020, respectively, were not included in the computation of earnings per share because the effect was antidilutive. The dilutive effect of share-based compensation in each period above relates principally to restricted stock awards.

NOTE 10. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the unaudited condensed consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
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

	Contractual or Notional Amount
	March 31, 2021	December 31, 2020
Commitments to fund:
Home equity lines of credit	$232,270	$223,216
1-4 family residential construction loans	28,157	28,928
Commercial real estate, construction and land development loans	62,120	60,606
Commercial, industrial and other loans	290,069	268,931
Standby letters of credit	14,612	14,491

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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments when deemed necessary by management. The liability, at March 31, 2021 and December 31, 2020, for guarantees under standby letters of credit issued was not considered to be material.

The Company maintains a reserve, based on historical loss experience of the related loan class, for off-balance sheet credit exposures that currently are not funded, in other liabilities on the unaudited condensed consolidated balance sheets. This reserve totaled $1.8 million at March 31, 2021 and $1.5 million at December 31, 2020.

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

The Company had no liabilities measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020.
The following table summarizes assets measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
March 31, 2021
Investment securities:
States and political subdivisions	$—	$124,611	$9,062	$133,673
GSE residential MBSs	—	7,861	—	7,861
GSE residential CMOs	—	40,162	—	40,162
Nonagency CMOs	—	—	16,502	16,502
Asset-backed	—	209,104	—	209,104
Other	388	—	—	388
Loans held for sale	—	11,449	—	11,449
Interest rate swaps	—	390	—	390
Interest rate lock commitments on residential mortgages	—	—	672	672
Totals	$388	$393,577	$26,236	$420,201

December 31, 2020
Investment securities:
States and political subdivisions	$—	$103,591	$9,079	$112,670
GSE residential MBSs	—	4,293	—	4,293
GSE residential CMOs	—	58,011	—	58,011
Nonagency CMOs	—	—	16,918	16,918
Private label commercial CMOs	—	56,730	5,506	62,236
Asset-backed	—	211,966	—	211,966
Other	371	—	—	371
Loans held for sale	—	11,734	—	11,734
Interest rate swaps	—	690	—	690
Interest rate lock commitments on residential mortgages	—	—	673	673
Totals	$371	$447,015	$32,176	$479,562

The Company has a municipal bond measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2021. At December 31, 2020, this municipal bond as well as three CMOs were measured on a recurring basis using Level 3 unobservable inputs. One of the CMOs was sold and one was called in the three months ended March 31, 2021. The Level 3 valuation is based on a non-executable broker quote, which is considered a significant unobservable input. Such quotes are updated as available and may remain constant for a period of time for certain broker-quoted securities that do not move with the market or that are not interest rate sensitive as a result of their structure or overall attributes.
The Company’s residential mortgage loans held for sale are recorded at fair value utilizing Level 2 measurements. This fair value measurement is determined based upon third party quotes obtained on similar loans. For loans held for sale for which the fair value option has been elected, the aggregate fair value exceeded the aggregate principal balance by $174 thousand as of March 31, 2021.
The determination of the fair value of interest rate lock commitments on residential mortgages is based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The average pull through percentage, which is based upon historical experience, was 90% as of March 31, 2021. An increase or decrease of 5% in the pull through assumption would result in a positive or negative change of $29 thousand in the fair value of interest rate lock commitments at March 31, 2021.

The following provides details of the Level 3 fair value measurement activity for the periods ended March 31, 2021 and 2020:
Investment securities:

	Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$31,503	$24,279
Unrealized gain (loss) included in OCI	(665)	(961)
Principal payments and other	(1,729)	(68)
Sales	(3,545)	—
Balance, end of period	$25,564	$23,250

Interest rate lock commitments on residential mortgages:

	Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$673	$103
Total gains
Included in earnings	(1)	332
Balance, end of period	$672	$435

Certain financial assets are measured at fair value on a nonrecurring basis. Adjustments to the fair value of these assets usually results from the application of lower of cost or market accounting or write-downs of individual assets. The Company used the following methods and significant assumptions to estimate fair value for these financial assets.
Impaired Loans
Loans are designated as impaired when, in the judgment of management and based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected. The measurement of loss associated with impaired loans for all loan classes can be based on either the observable market price of the loan, the fair value of the collateral, or discounted cash flows using the rate of return implicit in the original loan for TDRs. For collateral-dependent loans, fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if management adjusts the appraisal value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans with an allocation to the ALL are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the unaudited condensed consolidated statements of income.
Any changes in the fair value of impaired loans still held were not material for the three months ended March 31, 2021 and 2020.
Foreclosed Real Estate
OREO property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, OREO is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. The Company had no OREO balances at March 31, 2021 and December 31, 2020.
Mortgage Servicing Rights
The MSR fair value is estimated to be equal to its carrying value, unless the quarterly valuation model calculates the present value of the estimated net servicing income is less than its carrying value, in which case an impairment charge is taken. At March 31, 2021 and December 31, 2020, an impairment reserve of $460 thousand and $1.1 million, respectively, existed on the mortgage servicing right portfolio. For the three months ended March 31, 2021 and 2020, an impairment valuation allowance reversal of $606 thousand and an impairment charge of $501 thousand, respectively, were included in mortgage banking activities on the unaudited condensed consolidated statements of income. The impairment charges resulted from rapidly declining market rates caused by the COVID-19 pandemic. The reversal in the three months ended March 31, 2021 was due to a subsequent increase in market rates.
The following table summarizes assets measured at fair value on a nonrecurring basis at March 31, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
March 31, 2021
Impaired Loans
Commercial real estate:
Owner occupied	$—	$—	$824	$824
Non-owner occupied residential	—	—	33	33
Commercial and industrial	—	—	9	9
Residential mortgage:
First lien	—	—	629	629
Home equity - lines of credit	—	—	85	85
Total impaired loans	$—	$—	$1,580	$1,580

Mortgage servicing rights	$—	$—	$3,449	$3,449

December 31, 2020
Impaired Loans
Commercial real estate:
Owner occupied	$—	$—	$846	$846
Non-owner occupied residential	—	—	36	36
Commercial and industrial	—	—	12	12
Residential mortgage:
First lien	—	—	638	638
Home equity - lines of credit	—	—	89	89
Total impaired loans	$—	$—	$1,621	$1,621

Mortgage servicing rights	$—	$—	$2,745	$2,745

The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
March 31, 2021
Impaired loans	$1,580	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	5% - 25% discount
			- Management adjustments for liquidation expenses	6% - 19% discount
Mortgage servicing rights	$3,449	Discounted cash flows	Weighted average CPR	14.65%
			- Weighted average discount rate	9.05%
December 31, 2020
Impaired loans	$1,621	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	5% - 25% discount
			- Management adjustments for liquidation expenses	6% - 19% discount
Mortgage servicing rights	$2,745	Discounted cash flows	Weighted average CPR	18.02%
			- Weighted average discount rate	9.56%

Fair values of financial instruments
The following table presents carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2021 and December 31, 2020:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2021
Financial Assets
Cash and due from banks	$27,600	$27,600	$27,600	$—	$—
Interest-bearing deposits with banks	298,645	298,645	298,645	—	—
Restricted investments in bank stocks	10,307	n/a	n/a	n/a	n/a
Investment securities	407,690	407,690	388	381,738	25,564
Loans held for sale	11,449	11,449	—	11,449	—
Loans, net of allowance for loan losses	2,026,054	2,021,322	—	—	2,021,322
Interest rate lock commitments on residential mortgages	672	672	—	—	672
Interest rate swaps	390	390	—	390	—
Accrued interest receivable	9,070	9,070	—	1,810	7,260
Financial Liabilities
Deposits	2,547,089	2,548,974	—	2,548,974	—
Securities sold under agreements to repurchase	22,794	22,794	—	22,794	—
FHLB advances and other	57,942	58,159	—	58,159	—
Subordinated notes	31,918	33,400	—	33,400	—
Interest rate swaps	781	781	—	781	—
Accrued interest payable	683	683	—	683	—

December 31, 2020
Financial Assets
Cash and due from banks	$26,203	$26,203	$26,203	$—	$—
Interest-bearing deposits with banks	99,055	99,055	99,055	—	—
Restricted investments in bank stocks	10,563	n/a	n/a	n/a	n/a
Investment securities	466,465	466,465	371	434,591	31,503
Loans held for sale	11,734	11,734	—	11,734	—
Loans, net of allowance for loan losses	1,959,539	1,953,860	—	—	1,953,860
Interest rate lock commitments on residential mortgages	673	673	—	—	673
Interest rate swaps	690	690	—	690	—
Accrued interest receivable	8,927	8,927	—	1,529	7,398
Financial Liabilities
Deposits	2,356,880	2,359,317	—	2,359,317	—
Securities sold under agreements to repurchase	19,466	19,466	—	19,466	—
FHLB advances and other	58,045	58,298	—	58,298	—
Subordinated notes	31,903	31,712	—	31,712	—
Interest rate swaps	1,956	1,956	—	1,956	—
Accrued interest payable	238	238	—	238	—

The methods used to estimate the fair value of financial instruments at March 31, 2021 did not necessarily represent an exit price. In accordance with the Company's adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the methods utilized to measure the fair value of financial instruments at March 31, 2021 represents an approximation of exit price; however, an actual exit price may differ.

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

On February 14, 2020, the Court issued an Order and Memorandum granting SEPTA’s motion for leave to file a third amended complaint. The third amended complaint is now the operative complaint. It reinstates the Orrstown Defendants, as well as SEK and the underwriter defendants, previously dismissed from the case on December 7, 2016. The third amended complaint also revives the previously dismissed Securities Act claim against the Orrstown Defendants, SEK, and the underwriter defendants. Defendants filed their motions to dismiss the third amended complaint on April 24, 2020. SEPTA’s opposition was filed on July 8, 2020, and Orrstown’s reply brief was filed on August 12, 2020. The motions to dismiss the third amended complaint are currently pending.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of Orrstown and should be read in conjunction with the preceding unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, as well as with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020, included in our Annual Report on Form 10-K. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications.
Overview
The Company, headquartered in Shippensburg, Pennsylvania, is a one-bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiary, the Bank. At March 31, 2021, the Company had total assets of $3.0 billion, total liabilities of $2.7 billion and total shareholders’ equity of $254.4 million.
Caution About Forward-Looking Statements
Certain statements appearing herein, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications, from time to time, that contain such statements. Such forward-looking statements refer to a future period or periods, reflecting our current beliefs as to likely future developments, and use words like “may,” “will,” “expect,” “estimate,” “anticipate” or similar terms. Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about events or results or otherwise are not statements of historical facts, including, but not limited to, statements related to new business development, new loan opportunities, growth in the balance sheet and fee based revenue lines of business, merger and acquisition activity, reducing risk assets, and mitigating losses in the future. Actual results and trends could differ materially from those set forth in such statements and there can be no assurances that we will achieve the desired level of new business development and new loans, growth in the balance sheet and fee based revenue lines of business, successful merger and acquisition activity, continue to reduce risk assets or mitigate losses in the future. In addition to risks and uncertainties related to the COVID-19 pandemic and resulting governmental and societal responses, factors that could cause actual results to differ from those expressed or implied by the forward-looking statements include, but are not limited to, the following: ineffectiveness of the Company’s business strategy due to changes in current or future market conditions; the effects of competition, including industry consolidation and development of competing financial products and services; difficulty integrating the Company's strategic acquisitions; the inability to fully achieve expected savings, efficiencies or synergies from mergers and acquisitions, or taking longer than estimated for such savings, efficiencies and synergies to be realized; changes in laws and regulations; interest rate movements; changes in credit quality; inability to raise capital, if necessary, under favorable conditions; volatility in the securities markets; deteriorating economic conditions; expenses associated with pending litigation and legal proceedings; the failure of the SBA to honor its guarantee of loans issued under the SBA PPP; and other risks and uncertainties, including those detailed in our Annual Report on Form 10-K for the year ended December 31, 2020, and our Quarterly Reports on Form 10-Q under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other filings made with the SEC. The statements are valid only as of the date hereof and we disclaim any obligation to update this information.
Economic Climate and Market Conditions
Preliminary real GDP for the first quarter of 2021 reflected an annualized increase of 6.4%, which is the second strongest growth rate since 2003. This is an increase from annualized growth of 4.3% for the fourth quarter of 2020. The GDP has now recovered approximately 96% of its COVID-19 related decline. The increase was driven by a decline in COVID-19 case counts combined with vaccine rollouts, which led to the easing of some lockdown measures throughout the country. Consumer spending increased as government stimulus payments were received in January and March 2021. Retail sales increased and businesses grew at a faster rate. Uncertainty still exists with COVID-19 variants and a worker shortage. The unemployment rate declined to 6.1% in April 2021 from 6.7% in December 2020. There were significant job gains in leisure and hospitality, other services, and local government education which were partially offset by declines in temporary help services, couriers and messengers.
Due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling for the first time below 1.00% on March 3, 2020; it was at 0.93% on December 31, 2020 and has since recovered to 1.58% as of May 6, 2021. In 2020, in reaction to the increase in uncertainty, the Federal Reserve cut the Fed Funds rates by 150 basis points to 0% to 0.25%. In its most recent meeting in April 2021, the Federal Reserve Open Markets Committee left the Fed Funds rate unchanged with rates expected to remain at this level for an extended period of time. Inflation also remains muted. The

Committee has indicated that they will not increase rates until the recovery achieves maximum employment and inflation has reached 2% and longer term inflation expectations are maintained above 2%. These low interest rates and other effects of the COVID-19 pandemic may adversely affect the Company's financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company. It is reasonably foreseeable that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loans and the fair value of financial instruments that are carried at fair value.

Critical Accounting Estimates
The Company’s accounting and reporting policies are in accordance with GAAP and follow accounting and reporting guidelines prescribed by bank regulatory authorities and general practices within the financial services industry in which it operates. Our financial position and results of operations are affected by management's application of accounting policies, including estimates, and assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the balance sheet date and through the date the financial statements are filed with the SEC. Different assumptions in the application of these policies could result in material changes in the consolidated financial position and/or consolidated results of operations and related disclosures. The more critical accounting estimates include accounting for credit losses and valuation methodologies. Accordingly, these critical accounting estimates are discussed in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020. Significant accounting policies and any changes in accounting principles and effects of new accounting pronouncements are discussed in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," in our Annual Report on Form 10-K for the year ended December 31, 2020. Additional disclosures regarding the effects of new accounting pronouncements are included in this report in Note 1, Summary of Significant Accounting Policies, to the unaudited condensed consolidated financial statements under Part I, Item 1, "Financial Information."

RESULTS OF OPERATIONS
Three months ended March 31, 2021 compared with three months ended March 31, 2020
Summary
Net income totaled $10.2 million for the three months ended March 31, 2021 compared with net income of $5.1 million for the same period in 2020. Diluted earnings per share for the three months ended March 31, 2021 totaled $0.92, compared with $0.46 for the three months ended March 31, 2020. Net interest income positively influenced results of operations, and totaled $21.9 million for the three months ended March 31, 2021, a $3.6 million increase from $18.3 million in the three months ended March 31, 2020. Noninterest income totaled $7.5 million for the three months ended March 31, 2021 compared with $7.1 million in the three months ended March 31, 2020. Noninterest expenses totaled $17.8 million and $18.3 million for the three months ended March 31, 2021 and 2020, respectively.
The comparability of operating results for 2021 with 2020 have generally been impacted by the SBA PPP loans originated subsequent to March 31, 2020.
Net Interest Income
Net interest income increased by $3.6 million, from $18.3 million to $21.9 million, for the three months ended March 31, 2021 compared with the three months ended March 31, 2020. Interest income on loans increased by $1.3 million, from $20.2 million to $21.5 million, securities interest income decreased by $1.3 million, from $3.7 million to $2.4 million, and total interest expense decreased by $3.6 million from $5.7 million to $2.1 million, in comparing the three months ended March 31, 2021 with the three months ended March 31, 2020.

The following table presents net interest income, net interest spread and net interest margin for the three months ended March 31, 2021 and 2020 on a taxable-equivalent basis:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$145,595	$39	0.11%	$22,869	$80	1.41%
Securities (1)	468,273	2,512	2.18	500,987	3,797	3.05
Loans (1)(2)(3)	2,033,219	21,574	4.30	1,653,547	20,287	4.93
Total interest-earning assets	2,647,087	24,125	3.70	2,177,403	24,164	4.46
Other assets	182,737			188,400
Total	$2,829,824			$2,365,803
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$1,334,219	438	0.13	$972,486	1,903	0.79
Savings deposits	183,576	45	0.10	151,195	63	0.17
Time deposits	397,271	909	0.93	503,364	2,388	1.91
Securities sold under agreements to repurchase	21,452	9	0.17	9,416	28	1.20
FHLB Advances and other	58,000	171	1.20	187,408	822	1.76
Subordinated notes	31,909	502	6.29	31,853	501	6.33
Total interest-bearing liabilities	2,026,427	2,074	0.42	1,855,722	5,705	1.24
Noninterest-bearing demand deposits	516,849			250,163
Other	36,244			33,763
Total liabilities	2,579,520			2,139,648
Shareholders’ equity	250,304			226,155
Total	$2,829,824			$2,365,803
Taxable-equivalent net interest income /net interest spread		22,051	3.28%		18,459	3.23%
Taxable-equivalent net interest margin			3.38%			3.41%
Taxable-equivalent adjustment		(196)			(197)
Net interest income		$21,855			$18,262

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balances include nonaccrual loans.
(3)	Interest income on loans includes prepayment and late fees.

For the three months ended March 31, 2021, taxable-equivalent basis net interest income increased by $3.6 million compared with the three months ended March 31, 2020. The increase reflected an increase of $469.7 million in average interest-earning assets partially offset by an increase of $170.7 million in average interest-bearing liabilities from the three months ended March 31, 2020 to the three months ended March 31, 2021. These balances increased primarily due to the SBA PPP loans originated from April 2020 to March 31, 2021.
Taxable-equivalent interest income earned on loans increased by $1.3 million year-over-year. The $379.7 million increase in average loan balance year-over-year reflects PPP originations, net of forgiveness, since March 31, 2020. SBA PPP loans averaged $463.0 million during the three months ended March 31, 2021 as compared to $0 in the three months ended March 31, 2020. Partially offsetting the increase in loans from SBA PPP was a decrease in average residential mortgage loans during the period due to significant refinance activity in the low interest rate environment. For the three months ended March 31, 2021, interest income on loans includes $3.3 million of net deferred fees recognized associated with the SBA PPP loans. Through March 31, 2021, a total of $23.0 million in net deferred fees were recorded for these loans to be recognized over the life of the loans, which is between two and five years, but can be accelerated upon satisfactorily completing forgiveness steps with the SBA. The yield on loans was 4.30% for the three months ended March 31, 2021 as compared to 4.93% for the three months ended March 31, 2020. This decline reflects a reduction in market interest rates on variable rate loans in the portfolio. Accretion of purchase accounting adjustments was $466 thousand for the three months ended March 31, 2021 as compared to $598 thousand for the three months ended March 31, 2020. The three months ended March 31, 2021 and 2020 included $416 thousand and $382 thousand, respectively, of accelerated accretion related to the payoff of purchased credit impaired loans.
Taxable-equivalent securities interest income decreased by $1.3 million year-over-year, with the taxable equivalent yield decreasing from 3.05% for the three months ended March 31, 2020 to 2.18% for the three months ended March 31, 2021. The 87 basis point decrease in taxable-equivalent yield on securities reflected the decreased interest rate environment between years and certain repositioning within the portfolio under the Company's asset/liability management strategies. The impact of the interest rate decline was partially offset by a decrease of $32.7 million in the average balance of securities from the three months ended March 31, 2020 to the three months ended March 31, 2021. As the Bank continues to execute its plan to grow relationship loans, it will work to reduce its investment portfolio to fund some of this loan growth through investment repayments. Given the current interest rate environment and slope of the yield curve, the Company expects liquidity to increase in interest bearing demand balances, as it continues to look for investments that are consistent with its strategies.
Interest expense on deposits and borrowings decreased by $3.6 million year-over-year, with the average balance of interest-bearing deposits increasing by $288.0 million and the average balance of total borrowings decreasing by $117.3 million. The increase in average interest-bearing deposits was due primarily to the SBA PPP loans originated since March 31, 2020. The average balance of interest-bearing liabilities increased by $170.7 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to PPP fundings. Despite this increase, there was a decrease of 82 basis points in the cost of interest-bearing liabilities which drove the decrease in interest expense. Average borrowings declined due primarily to maturities of FHLB advances. The balance of deposits associated with the SBA PPP loans are expected to decline significantly into the second half of 2021 as the funds are drawn by the borrowers and the loans are forgiven by the SBA.
Provision for Loan Losses
Asset quality trends continue to be solid with a low level of charge-offs and nonperforming loans. The provision for loan losses was a negative $1.0 million for the three months ended March 31, 2021 compared with expense of $925 thousand for the same period in 2020. The provision expense recorded in the three months ended March 31, 2020 was driven by an increase in qualitative factor assumptions as a result of the COVID-19 pandemic. The negative provision recorded in the three months ended March 31, 2021 was due to the release of a portion of the Company's COVID-19 related reserves, as the credit performance was strong in the past year, as well as reduced outstanding loan balances on non-guaranteed loans. Net recoveries in the three months ended March 31, 2021 totaled $184 thousand, as compared to net charge-offs of $223 thousand in the comparable prior year period. Nonperforming loans were 0.48% of gross loans at March 31, 2021, compared with 0.52% of gross loans at December 31, 2020. Nonperforming loans decreased by $415 thousand from December 31, 2020 to March 31, 2021 due primarily to payment activity.
Additional information is included in the "Credit Risk Management" section herein.

Noninterest Income
The following table compares noninterest income for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		$ Change	% Change
	2021	2020	2021-2020	2021-2020
Service charges on deposit accounts	$737	$847	$(110)	(13)%
Interchange income	955	788	167	21%
Other service charges, commissions and fees	148	140	8	6%
Swap fees	53	200	(147)	(74)%
Trust and investment management income	1,912	1,640	272	17%
Brokerage income	811	719	92	13%
Mortgage banking activities	2,189	332	1,857	559%
Gain on sale of portfolio loans	—	1,878	(1,878)	(100)%
Income from life insurance	557	540	17	3%
Other income	37	30	7	23%
Investment securities gains (losses)	145	(40)	185	463%
Total noninterest income	$7,544	$7,074	$470	7%

The following factors contributed to the more significant changes in noninterest income between the three months ended March 31, 2021 and 2020:
•Service charges on deposit accounts decreased due primarily to reduced overdraft charges in the three months ended March 31, 2021 as government stimulus payments provided excess cash to consumers.
•Interchange income grew from 2020 to 2021 due to increased spending and transaction activity resulting from government stimulus payments.
•Swap fees declined due to the interest rate environment and lower commercial loan originations.
•Mortgage banking income increased by $1.9 million. Refinance activity continued to be strong in the first quarter of 2021 due to the decrease in interest rates, and the gain on sale margin increased. Loans sold in the three months ended March 31, 2021 totaled $57.3 million compared with $22.0 million in the three months ended March 31, 2020. During the three months ended March 31, 2021, the Company recorded a MSR valuation reserve reversal of $607 thousand driven by market interest rate increases compared to an impairment charge of $501 thousand in the three months ended March 31, 2020.
•During the three months ended March 31, 2020, the Bank recorded $1.9 million in gains due to the sale of $9.2 million of classified loans for a gain of $1.6 million and the sale of an $11.0 million portfolio of recreational vehicle loans for a gain of $314 thousand.
•During the three months ended March 31, 2021, the Company recorded net investment securities gains of $145 thousand due to the sale of 14 commercial mortgage-backed securities and a market value increase in the value of an equity security in the three months ended March 31, 2021. The Company recognized net investment securities losses of $40 thousand in the three months ended March 31, 2020 due to the decrease in the value of an equity security.

Noninterest Expenses
The following table compares noninterest expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		$ Change	% Change
	2021	2020	2021-2020	2021-2020
Salaries and employee benefits	$10,197	$11,594	$(1,397)	(12.0)%
Occupancy	1,240	1,127	113	10.0%
Furniture and equipment	1,278	1,162	116	10.0%
Data processing	1,019	871	148	17.0%
Automated teller machine and interchange fees	249	251	(2)	(0.8)%
Advertising and bank promotions	425	789	(364)	(46.1)%
FDIC insurance	194	47	147	312.8%
Other professional services	721	716	5	0.7%
Directors' compensation	234	201	33	16.4%
Taxes other than income	451	—	451	—%
Intangible asset amortization	334	463	(129)	(27.9)%
Insurance claim receivable recovery	—	(486)	486	(100.0)%
Other operating expenses	1,441	1,569	(128)	(8.2)%
Total noninterest expenses	$17,783	$18,304	$(521)	(2.8)%

The following factors contributed to the more significant changes in noninterest expenses between the three months ended March 31, 2021 and 2020:
•The decrease in salaries and employee benefits was primarily due to reduced headcount from the prior year restructurings and lower health insurance costs.
•Advertising and bank promotions decreased by $364 thousand due primarily to the timing of an annual Educational Improvement Tax Credit ("EITC") Program contribution in the prior year. It is anticipated that EITC contributions will be made later in 2021.
•The increase in FDIC insurance expense reflects credits received in the first quarter of 2020 that offset the Bank's fourth quarter 2019 FDIC assessment.
•Taxes other than income increased by $451 thousand from the prior year due to the timing of the aforementioned EITC contribution and resulting tax credit in the prior year.
•Intangible asset amortization increased principally due to the elimination of a customer intangible associated with the discontinuance of Wheatland Advisors, Inc. on July 31, 2020 and full amortization of a covenant not to compete in 2020.
•During the three months ended March 31, 2020, $486 thousand of refunds were received from an insurance company related to a 2018 cyber security incident.
•Other line items within noninterest expenses showed fluctuations between 2021 and 2020 attributable to normal business operations.
Income Tax Expense
Income tax expense totaled $2.4 million, an effective tax rate of 19.1%, for the three months ended March 31, 2021, compared with $1.0 million, an effective tax rate of 17.0%, for the three months ended March 31, 2020. The Company’s effective tax rate is less than the 21% federal statutory rate, principally due to tax-free income, which includes interest income on tax-free loans and securities and income from life insurance policies, federal income tax credits, and the impact of non-tax deductible expenses, including merger related expenses. The difference in the effective tax rate from the three months ended March 31, 2020 to the three months ended March 31, 2021 was due primarily to an increase in estimated earnings before income taxes.

FINANCIAL CONDITION
Management devotes substantial time to overseeing the investment of funds in loans and securities and the formulation of policies directed toward the profitability and management of the risks associated with these investments.
Investment Securities
The Company utilizes investment securities to manage interest rate risk, to enhance income through interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. At March 31, 2021, investment securities totaled $407.7 million, a decrease of $58.8 million, from the $466.5 million balance at December 31, 2020. During the three months ended March 31, 2021, the Company sold $75.6 million of commercial mortgage-backed securities for a net gain of $128 thousand. During the three months ended March 31, 2021 and 2020, the Company recorded a gain of $17 thousand and a loss of $40 thousand, respectively, due to market value adjustments on an equity security. The balance of investment securities included net unrealized gains of $4.6 million at March 31, 2021 as compared to net unrealized gains of $5.5 million at December 31, 2020. This decrease reflects the impact of a steepening yield curve on the Company's investment portfolio.
Loan Portfolio
The Company offers a variety of products to meet the credit needs of its borrowers, principally commercial real estate loans, commercial and industrial loans, and retail loans consisting of loans secured by residential properties, and to a lesser extent, installment loans. No loans are extended to non-domestic borrowers or governments.
The risks associated with lending activities differ among loan classes and are subject to the impact of changes in interest rates, market conditions of collateral securing the loans and general economic conditions. Any of these factors may adversely impact a borrower’s ability to repay loans, and also impact the associated collateral. See Note 3, Loans and Allowance for Loan Losses, to the unaudited condensed consolidated financial statements under Part I, Item 1, "Financial Information," for a description of the Company’s loan classes and differing levels of associated credit risk.
The following table presents the loan portfolio, excluding residential LHFS, by segment and class at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Commercial real estate:
Owner occupied	$177,934	$174,908
Non-owner occupied	415,219	409,567
Multi-family	111,757	113,635
Non-owner occupied residential	101,381	114,505
Acquisition and development:
1-4 family residential construction	12,138	9,486
Commercial and land development	45,229	51,826
Commercial and industrial (1)	750,831	647,368
Municipal	19,238	20,523
Residential mortgage:
First lien	225,247	244,321
Home equity - term	9,183	10,169
Home equity - lines of credit	153,169	157,021
Installment and other loans	23,695	26,361
	$2,045,021	$1,979,690
(1) This balance includes $504.3 million and $403.3 million of SBA PPP loans at March 31, 2021 and December 31, 2020, respectively.

Total loans grew by $65.3 million from December 31, 2020 to March 31, 2021. This increase is due primarily to the origination of SBA PPP loans during the three months ended March 31, 2021. These loans, net of deferred fees, totaled $504.3 million at March 31, 2021 and $403.3 million at December 31, 2020. This increase was partially offset by a reduction in residential mortgage loans due to significant refinancing activity.

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
The following table presents the Company’s risk elements, including the aggregate balances of nonaccrual loans, restructured loans still accruing, loans past due 90 days or more, and OREO as of March 31, 2021 and December 31, 2020. Relevant asset quality ratios are also presented.

	March 31, 2021	December 31, 2020
Nonaccrual loans	$9,895	$10,310
OREO	—	—
Total nonperforming assets	9,895	10,310
Restructured loans still accruing	921	934
Loans past due 90 days or more and still accruing	196	554
Total nonperforming and other risk assets (total risk assets)	$11,012	$11,798
Loans 30-89 days past due	$7,510	$10,291
Asset quality ratios:
Total nonperforming loans to total loans	0.48%	0.52%
Total nonperforming assets to total assets	0.33%	0.37%
Total nonperforming assets to total loans and OREO	0.48%	0.52%
Total risk assets to total loans and OREO	0.54%	0.60%
Total risk assets to total assets	0.37%	0.43%
ALL to total loans	0.93%	1.02%
ALL to nonperforming loans	191.68%	195.45%
ALL to nonperforming loans and restructured loans still accruing	175.36%	179.22%

Total nonperforming and other risk assets decreased by $786 thousand, or 6.7%, from December 31, 2020 to March 31, 2021. There was a net reduction of $415 thousand in non-accrual loans due to payment activity and a decrease of $358 thousand in loans past 90 days and still accruing from December 31, 2020 to March 31, 2021.
The following table presents detail of impaired loans at March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
	Nonaccrual Loans	Restructured Loans Still Accruing	Total	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$3,967	$27	$3,994	$3,232	$28	$3,260
Multi-family	—	—	—	—	—	—
Non-owner occupied residential	262	—	262	268	—	268
Acquisition and development:
Commercial and land development	—	—	—	814	—	814
Commercial and industrial	3,378	—	3,378	3,639	—	3,639
Residential mortgage:
First lien	1,672	888	2,560	1,730	898	2,628
Home equity - term	18	—	18	10	—	10
Home equity - lines of credit	575	6	581	600	8	608
Installment and other loans	23	—	23	17	—	17
	$9,895	$921	$10,816	$10,310	$934	$11,244
The following table presents our exposure to borrowers with impaired loans, partial charge-offs taken to date and specific reserves established on the borrowing relationships at March 31, 2021 and December 31, 2020. Of the relationships deemed to be impaired at March 31, 2021, two had a recorded balance in excess of $1.0 million, and 67, which represents 33.8% of total impaired loans, had recorded balances of less than $250 thousand.

	# of Relationships	Recorded Investment	Partial Charge-offs to Date	Specific Reserves
March 31, 2021
Relationships greater than $1,000,000	2	$5,540	$—	$—
Relationships greater than $500,000 but less than $1,000,000	1	654	17	—
Relationships greater than $250,000 but less than $500,000	3	971	—	—
Relationships less than $250,000	67	3,651	545	31
	73	$10,816	$562	$31
December 31, 2020
Relationships greater than $1,000,000	2	$5,639	$—	$—
Relationships greater than $500,000 but less than $1,000,000	2	1,211	17	—
Relationships greater than $250,000 but less than $500,000	2	637	—	—
Relationships less than $250,000	65	3,757	545	33
	71	$11,244	$562	$33

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
In its individual loan impairment analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve include an evaluation of the outstanding loan balance and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships at March 31, 2021. However, over time, additional information may result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
In an effort to assist clients that were negatively impacted by the COVID-19 pandemic, the Bank offered various mitigation options, including a loan payment deferral program. Under this program, most commercial deferrals were for a 90-day period, while most consumer deferrals were for a 180-day period. As of March 31, 2021, the Company had loan deferrals under this program for commercial and consumer clients with a total loan balance of $6.0 million and $1.6 million, respectively. In accordance with the revised Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus issued on April 7, 2020, these deferrals are exempt from TDR status as they meet the specified requirements.
The following table summarizes outstanding COVID-19 related modifications, including deferrals and forbearances at March 31, 2021 and December 31, 2020:

Loan Type	Amount of Loans		Percent of Non-PPP Loans
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Commercial	$5,966	$15,702	0.5%	1.4%
Consumer Portfolio Loans	1,574	2,504	0.4	0.6
Total Loans	$7,540	$18,206	0.5%	1.2%

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
The ALL is evaluated based on review of the collectability of loans in light of historical experience; the nature and volume of the loan portfolio; adverse situations that may affect a borrower’s ability to repay; estimated value of any underlying collateral; and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. A description of the methodology for establishing the allowance and provision for loan losses and related procedures in establishing the appropriate level of reserve is included in Note 3, Loans and Allowance for Loan Losses, to the unaudited condensed consolidated financial statements under Part I, Item 1, "Financial Information."

The following table summarizes the Company’s internal risk ratings at March 31, 2021 and December 31, 2020:

	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	PCI Loans	Total
March 31, 2021
Commercial real estate:
Owner occupied	$151,583	$11,555	$8,380	$3,994	$—	$2,422	$177,934
Non-owner occupied	357,871	57,023	—	—	—	325	415,219
Multi-family	91,067	20,057	633	—	—	—	111,757
Non-owner occupied residential	95,379	3,274	1,232	262	—	1,234	101,381
Acquisition and development:
1-4 family residential construction	12,138	—	—	—	—	—	12,138
Commercial and land development	44,066	647	516	—	—	—	45,229
Commercial and industrial	728,962	10,500	5,649	3,378	—	2,342	750,831
Municipal	19,238	—	—	—	—	—	19,238
Residential mortgage:
First lien	217,542	—	—	2,560	—	5,145	225,247
Home equity - term	9,086	—	61	18	—	18	9,183
Home equity - lines of credit	152,443	91	54	581	—	—	153,169
Installment and other loans	23,617	—	—	23	—	55	23,695
	$1,902,992	$103,147	$16,525	$10,816	$—	$11,541	$2,045,021
December 31, 2020
Commercial real estate:
Owner occupied	$148,846	$12,491	$7,855	$3,260	$—	$2,456	$174,908
Non-owner occupied	351,860	57,378	—	—	—	329	409,567
Multi-family	92,769	20,224	642	—	—	—	113,635
Non-owner occupied residential	107,557	3,948	1,422	268	—	1,310	114,505
Acquisition and development:
1-4 family residential construction	9,101	385	—	—	—	—	9,486
Commercial and land development	49,832	655	525	814	—	—	51,826
Commercial and industrial	617,213	17,561	6,118	3,639	—	2,837	647,368
Municipal	20,523	—	—	—	—	—	20,523
Residential mortgage:
First lien	236,381	—	—	2,628	—	5,312	244,321
Home equity - term	10,076	—	64	10	—	19	10,169
Home equity - lines of credit	156,264	95	54	608	—	—	157,021
Installment and other loans	26,283	—	—	17	—	61	26,361
	$1,826,705	$112,737	$16,680	$11,244	$—	$12,324	$1,979,690

Potential problem loans are defined as performing loans which have characteristics that cause management concern over the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming loans in the future. Generally, management feels that Substandard loans that are currently performing and not considered impaired result in some doubt as to the borrower’s ability to continue to perform under the terms of the loan, and represent potential problem loans. Additionally, the Special Mention classification is intended to be a temporary classification reflective of loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Company’s position at some future date. Special Mention loans represent an elevated risk, but their weakness does not yet justify a more severe, or classified, rating. These loans require inquiry by lenders on the cause of the potential weakness and, once analyzed, the loan classification may be downgraded to Substandard or, alternatively, could be upgraded to Pass. Special Mention loans decreased by $9.6 million from December 31, 2020 to March 31, 2021 due to continued improvements in economic conditions as COVID-19 restrictions are eased and government stimulus drives increases in spending.
The following table summarizes activity in the ALL for the three months ended March 31, 2021 and 2020:

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
March 31, 2021
Balance, beginning of period	$11,151	$1,114	$3,942	$40	$16,247	$3,362	$324	$3,686	$218	$20,151
Provision for loan losses	(494)	(69)	(54)	(2)	(619)	(289)	(106)	(395)	14	(1,000)
Charge-offs	—	—	(454)	—	(454)	(21)	(20)	(41)	—	(495)
Recoveries	14	1	280	—	295	6	10	16	—	311
Balance, end of period	$10,671	$1,046	$3,714	$38	$15,469	$3,058	$208	$3,266	$232	$18,967
March 31, 2020
Balance, beginning of period	$7,634	$959	$2,356	$100	$11,049	$3,147	$319	$3,466	$140	$14,655
Provision for loan losses	383	71	322	(1)	775	77	42	119	31	925
Charge-offs	—	—	(75)	—	(75)	(91)	(72)	(163)	—	(238)
Recoveries	403	3	44	—	450	6	5	11	—	461
Balance, end of period	$8,420	$1,033	$2,647	$99	$12,199	$3,139	$294	$3,433	$171	$15,803

The ALL at March 31, 2021, decreased by $1.2 million from December 31, 2020, reflecting a negative provision for loan losses of $1.0 million during the three months ended March 31, 2021. The allowance for loan losses decreased in the three months ended March 31, 2021 as a result of the reduction of qualitative factor adjustments for the impact of the COVID-19 pandemic on the Bank’s loan portfolio as the COVID-19 related deferrals returned to normal paying status and the loans performed for an extended period of time. The increase of $3.2 million in the ALL from March 31, 2020 to March 31, 2021 reflects the remaining COVID-19 related exposure in the loan portfolio. Net charge-offs totaled $184 thousand for the three months ended March 31, 2021, compared with net recoveries of $223 thousand for the three months ended March 31, 2020. Classified loans totaled $27.3 million at March 31, 2021, or 1.3% of total loans outstanding, and decreased from $27.9 million at December 31, 2020, or 1.4% of loans outstanding. The asset quality ratios previously noted are indicative of the continued benefit the Company has received from favorable historical charge-off statistics and generally stable economic and market conditions for the last few years, even while the loan portfolio has been growing. Recent loan growth trends, as well as concerns regarding the COVID-19 pandemic, contributed to management's determination that an increased provision for loan losses was required to maintain an adequate ALL, with an ALL to total loans ratio of 0.93% at March 31, 2021 as compared to 1.02% at December 31, 2020. Excluding SBA loans, which are 100% guaranteed, the ALL to total loans was 1.3% at March 31, 2021. The ALL plus purchase accounting marks to unguaranteed loans was 1.9% at March 31, 2021 and 2.0% at December 31, 2020.
Despite generally favorable historical charge-off data, the impact of the COVID-19 pandemic on economic conditions may result in the need for additional provisions for loan losses in future quarters.

The following table summarizes the ending loan balances individually or collectively evaluated for impairment based on loan type, as well as the ALL allocation for each, at March 31, 2021 and December 31, 2020, including PCI loans:

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
March 31, 2021
Loans allocated by:
Individually evaluated for impairment	$4,256	$—	$3,378	$—	$7,634	$3,159	$23	$3,182	$—	$10,816
Collectively evaluated for impairment	802,035	57,367	747,453	19,238	1,626,093	384,440	23,672	408,112	—	2,034,205
	$806,291	$57,367	$750,831	$19,238	$1,633,727	$387,599	$23,695	$411,294	$—	$2,045,021
ALL allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$31	$—	$31	$—	$31
Collectively evaluated for impairment	10,671	1,046	3,714	38	15,469	3,027	208	3,235	232	18,936
	$10,671	$1,046	$3,714	$38	$15,469	$3,058	$208	$3,266	$232	$18,967
December 31, 2020
Loans allocated by:
Individually evaluated for impairment	$3,528	$814	$3,639	$—	$7,981	$3,246	$17	$3,263	$—	$11,244
Collectively evaluated for impairment	809,087	60,498	643,729	20,523	1,533,837	408,265	26,344	434,609	—	1,968,446
	$812,615	$61,312	$647,368	$20,523	$1,541,818	$411,511	$26,361	$437,872	$—	$1,979,690
ALL allocated by:
Individually evaluated for impairment	$—	$—	$1	$—	$1	$33	$—	$33	$—	$34
Collectively evaluated for impairment	11,151	1,114	3,941	40	16,246	3,329	324	3,653	218	20,117
	$11,151	$1,114	$3,942	$40	$16,247	$3,362	$324	$3,686	$218	$20,151

In addition to the specific reserve allocations on impaired loans noted previously, 11 loans, with aggregate outstanding principal balances of $1.2 million, have had cumulative partial charge-offs to the ALL totaling $562 thousand at March 31, 2021. As updated appraisals are received on collateral-dependent loans, partial charge-offs are taken to the extent the loans’ principal balance exceeds their fair value.
Management believes the allocation of the ALL between the various loan classes adequately reflects the probable incurred credit losses in each portfolio and is based on the methodology outlined in Note 3, Loans and Allowance for Loan Losses, to the Consolidated Financial Statements under Part I, Item 1, "Financial Information." Management re-evaluates and makes enhancements to its reserve methodology to better reflect the risks inherent in the different segments of the portfolio, particularly in light of increased charge-offs, with noticeable differences between the different loan classes. Management believes these enhancements to the ALL methodology improve the accuracy of quantifying probable incurred credit losses inherent in the portfolio. Management charges actual loan losses to the reserve and bases the provision for loan losses on its overall analysis.
The unallocated portion of the ALL reflects estimated inherent losses within the portfolio that have not been detected, as well as the risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the ALL totaled $232 thousand, or 1.2% of the ALL balance, at March 31, 2021 compared with $218 thousand, or 1.1% of the ALL balance at December 31, 2020. The Company monitors the unallocated portion of the ALL and, by policy, has determined it should not exceed 3% of the total reserve. Future negative provisions for loan losses may result if the unallocated portion was to increase, and management determined the reserves were not required for the anticipated risk in the portfolio.
Management believes the Company’s ALL is adequate based on currently available information. Future adjustments to the ALL and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.
Deposits
Deposits totaled $2.5 billion at March 31, 2021, an increase of $190.2 million, or 8.1%, from $2.4 billion at December 31, 2020.
Noninterest-bearing deposits increased by $91.0 million, or 19.9%, from December 31, 2020 to March 31, 2021. Interest-bearing deposits totaled $2.0 billion at March 31, 2021, an increase of $99.2 million, or 5.2%, from the $1.9 billion balance at December 31, 2020.
Deposit growth in the first three months of 2021 was principally due to the high usage of checking accounts for SBA PPP loan funds. As the SBA PPP clients utilize their borrowings to fund operations, the associated deposits are expected to decline.
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
Shareholders’ equity totaled $254.4 million at March 31, 2021, an increase of $8.2 million, or 3.3%, from $246.2 million at December 31, 2020. The increase was primarily attributable to net income totaling $10.2 million for the three months ended March 31, 2021. This is partially offset by dividends paid on common stock totaling $2.0 million during the three months ended March 31, 2021.
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
At March 31, 2021 and December 31, 2020, the Bank was considered well capitalized under applicable banking regulations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Prompt corrective action provisions are not applicable to bank holding companies, including financial holding companies.
Note 8, Shareholders' Equity and Regulatory Capital, to the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1, "Financial Information," includes a table presenting capital amounts and ratios for the Company and the Bank at March 31, 2021 and December 31, 2020.
In addition to the minimum capital ratio requirement and minimum capital ratio to be well capitalized presented in the referenced table in Note 8, the Bank must maintain a capital conservation buffer as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, Item 1 - Business, under the topic Basel III Capital Rules. At March 31, 2021, the Bank's capital conservation buffer, based on the most restrictive Total Capital to risk weighted assets capital ratio, was 7.3%, which is greater than the 2.5% requirement.

Liquidity
The primary function of asset/liability management is to ensure adequate liquidity and manage the Company’s sensitivity to changing interest rates. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities, the sale of mortgage loans and borrowings from the FHLB of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The maximum borrowing capacity from the FHLB is $820.8 million at March 31, 2021.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management policy. Unencumbered investment securities totaled $94.3 million at March 31, 2021. At March 31, 2021, the Company had $72.3 million of investment securities pledged at the FRB Discount Window, with no associated borrowings outstanding.
The Company applied for and received access to the Paycheck Protection Program Liquidity Facility ("PPPLF"), created by the Federal Reserve for the pledging of PPP loans, to further expand its already robust access to off balance sheet liquidity. At March 31, 2021, the Company had no borrowings outstanding through the PPLF. The remaining availability to the Company under this facility is $516.9 million at March 31, 2021.
Supplemental Reporting of Non-GAAP Measures
As a result of acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $23.8 million and $24.2 million at March 31, 2021 and December 31, 2020, respectively.
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
The following table presents the computation of each non-GAAP based measure shown together with its most directly comparable GAAP based measure.

	March 31, 2021	December 31, 2020
Tangible Book Value per Common Share
Shareholders' equity	$254,448	$246,249
Less: Goodwill	18,724	18,724
Other intangible assets	5,124	5,458
Related tax effect	(1,076)	(1,146)
Tangible common equity (non-GAAP)	$231,676	$223,213

Common shares outstanding	11,251	11,201
Book value per share (most directly comparable GAAP based measure)	$22.62	$21.98
Intangible assets per share	2.03	2.05
Tangible book value per share (non-GAAP)	$20.59	$19.93

	Three Months Ended March 31,
		2021		2020
Taxable-Equivalent Net Interest Margin (excluding the effect of purchase accounting)
Taxable-equivalent net interest income/margin, as reported		$22,051	3.38%	$18,459	3.41%
Effect of purchase accounting:
Loans	Income	(925)	(0.15)%	(899)	(0.20)%
Time deposits	Expenses	9	0.00%	28	0.00%
Purchase accounting effect on taxable-equivalent income/ margin		(934)	(0.15)%	(927)	(0.20)%
Taxable-equivalent net interest income/margin (excluding the effect of purchase accounting) (non-GAAP)		$21,117	3.23%	$17,532	3.21%

	March 31, 2021	December 31, 2020
Allowance to unguaranteed loans
Allowance for loan losses	$18,967	$20,151
Gross loans	$2,045,021	$1,979,690
less: SBA guaranteed loans	(506,296)	(404,205)
Unguaranteed loans	$1,538,725	$1,575,485

Allowance to unguaranteed loans	1.2%	1.3%

	March 31, 2021	December 31, 2020
Allowance plus purchase accounting marks to unguaranteed loans:
Allowance for loan losses	$18,967	$20,151
Purchase accounting marks	6,916	7,784
Allowance plus purchase accounting marks	25,883	27,935

Gross loans	2,045,021	1,979,690
less: SBA guaranteed loans	(506,296)	(404,205)
Unguaranteed loans	$1,538,725	$1,575,485

Allowance plus purchase accounting marks to unguaranteed loans:	1.7%	1.8%

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
The simulation analysis results are presented in the Net Interest Income table below. At March 31, 2021 and December 31, 2020, results indicated the Company would be better positioned over the subsequent 12 months in an increasing rate environment than it would be if interest rates increased. This is due to a shift in the mix of assets to more floating rate loans, a shift in the mix of liabilities to fewer certificates of deposit, and the steep decline in interest rates over the past year.
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

At March 31, 2021, similar to at December 31, 2020, these results indicated the Company would be better positioned in a rising interest rate environment than it would be if interest rates decreased. As a result of the low interest rates at March 31, 2021, the impact of increased rates on the economic value of the balance sheet would be substantial. To improve the comparability across periods, the Company follows best practices and maintains the size and mix of the period end balance sheet; thus, the results do not reflect actions management may take to improve results.

Net Interest Income			Economic Value
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates (basis points)	March 31, 2021	December 31, 2020	Change in Market Interest Rates (basis points)	March 31, 2021	December 31, 2020
(100)	(1.1)%	(0.8)%	(100)	(46.1)%	(99.6)%
100	4.6%	1.7%	100	30.6%	70.7%
200	8.0%	2.4%	200	50.8%	116.4%
300	8.6%	0.7%	300	63.7%	144.9%

Item 4. Controls and Procedures
Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at March 31, 2021.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at March 31, 2021.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the three months ended March 31, 2021.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
Information regarding legal proceedings is included in Note 12, Contingencies, to the Consolidated Financial Statements under Part I, Item 1, "Financial Statements" and incorporated herein by reference.

Item 1A – Risk Factors
There have been no material changes from the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. At March 31, 2021, 154,680 shares had been repurchased under the 2015 program at a total cost of $2.6 million, or $16.88 per share. On April 19, 2021, the Board of Directors authorized the additional future repurchase of up to 562,000 shares of its outstanding common stock. Common stock available for future repurchase totals approximately 823,320 shares, or 7% of the Company's outstanding common stock at March 31, 2021. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. No repurchases occurred during the three months ended March 31, 2021.

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

/s/ Neelesh Kalani
Neelesh Kalani
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2021