Form 10-Q
period 2021-06-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2021-08-05
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s Common Stock as of August 2, 2021: 11,253,921.

ORRSTOWN FINANCIAL SERVICES, INC.

Glossary of Defined Terms
The following terms may be used throughout this Report, including the unaudited condensed consolidated financial statements and related notes.

Term	Definition

ALL	Allowance for loan losses
AFS	Available for sale
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Orrstown Bank, the commercial banking subsidiary of Orrstown Financial Services, Inc.
CDI	Core deposit intangible
CET1	Common Equity Tier 1
CMO	Collateralized mortgage obligation
Company	Orrstown Financial Services, Inc. and subsidiary (interchangeable with "Orrstown” below)
EPS	Earnings per common share
ERM	Enterprise risk management
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross Domestic Deposit
GSE	U.S. government-sponsored enterprise
Hamilton	Hamilton Bancorp, Inc., and its wholly-owned banking subsidiary, Hamilton Bank, acquired May 1, 2019
IRC	Internal Revenue Code of 1986, as amended
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
MBS	Mortgage-backed securities
MPF Program	Mortgage Partnership Finance Program
MSR	Mortgage servicing right
NIM	Net interest margin
OCI	Other comprehensive income
OREO	Other real estate owned
Orrstown	Orrstown Financial Services, Inc. and subsidiary
OTTI	Other-than-temporary impairment
2011 Plan	2011 Orrstown Financial Services, Inc. Incentive Stock Plan
PCI loans	Purchased credit impaired loans
PPP	Paycheck Protection Program
Repurchase Agreements	Securities sold under agreements to repurchase
ROU	Right of use (leases)
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
TDR	Troubled debt restructuring
Unless the context otherwise requires, the terms “Orrstown,” “we,” “us,” “our,” and “Company” refer to Orrstown Financial Services, Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

(Dollars in thousands, except per share amounts)	June 30, 2021	December 31, 2020
Assets
Cash and due from banks	$27,623	$26,203
Interest-bearing deposits with banks	309,139	99,055
Cash and cash equivalents	336,762	125,258
Restricted investments in bank stocks	9,691	10,563
Securities available for sale (amortized cost of $440,411 and $460,999 at June 30, 2021 and December 31, 2020, respectively)	450,402	466,465
Loans held for sale, at fair value	8,092	11,734
Loans	1,945,383	1,979,690
Less: Allowance for loan losses	(19,381)	(20,151)
Net loans	1,926,002	1,959,539
Premises and equipment, net	34,529	35,149
Cash surrender value of life insurance	69,375	68,554
Goodwill	18,724	18,724
Other intangible assets, net	4,800	5,458
Accrued interest receivable	7,930	8,927
Other assets	46,410	40,201
Total assets	$2,912,717	$2,750,572
Liabilities
Deposits:
Noninterest-bearing	$529,137	$456,778
Interest-bearing	1,964,963	1,900,102
Total deposits	2,494,100	2,356,880
Securities sold under agreements to repurchase	22,872	19,466
FHLB advances and other	57,837	58,045
Subordinated notes	31,932	31,903
Other liabilities	40,038	38,029
Total liabilities	2,646,779	2,504,323

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value—$0.05205 stated value per share 50,000,000 shares authorized; 11,265,510 shares issued and 11,262,751 outstanding at June 30, 2021; 11,257,046 shares issued and 11,201,317 outstanding at December 31, 2020	586	586
Additional paid - in capital	188,772	189,066
Retained earnings	69,052	54,099
Accumulated other comprehensive income	7,578	3,346
Treasury stock— 2,759 and 55,729 shares, at cost at June 30, 2021 and December 31, 2020, respectively	(50)	(848)
Total shareholders’ equity	265,938	246,249
Total liabilities and shareholders’ equity	$2,912,717	$2,750,572
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share amounts)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest income
Loans	$21,323	$21,794	$42,834	$41,960
Investment securities - taxable	1,614	2,795	3,493	6,233
Investment securities - tax-exempt	638	420	1,138	704
Short-term investments	81	13	120	92
Total interest income	23,656	25,022	47,585	48,989
Interest expense
Deposits	1,081	3,310	2,473	7,664
Securities sold under agreements to repurchase	8	152	17	184
FHLB advances and other	164	260	335	1,078
Subordinated notes	502	502	1,004	1,003
Total interest expense	1,755	4,224	3,829	9,929
Net interest income	21,901	20,798	43,756	39,060
Provision for loan losses	625	1,900	(375)	2,825
Net interest income after provision for loan losses	21,276	18,898	44,131	36,235
Noninterest income
Service charges on deposit accounts	698	554	1,435	1,401
Interchange income	1,064	819	2,019	1,607
Other service charges, commissions and fees	182	165	330	305
Swap fee income	15	232	68	432
Trust and investment management income	2,020	1,696	3,932	3,336
Brokerage income	910	599	1,721	1,318
Mortgage banking activities	1,162	1,609	3,351	1,941
Gains on sale of portfolio loans	—	925	—	2,803
Income from life insurance	564	532	1,121	1,072
Investment securities gains (losses)	11	9	156	(31)
Other income	38	53	75	83
Total noninterest income	6,664	7,193	14,208	14,267
Noninterest expenses
Salaries and employee benefits	10,212	10,063	20,409	21,657
Occupancy	1,098	1,122	2,338	2,249
Furniture and equipment	1,302	1,204	2,580	2,366
Data processing	1,032	791	2,051	1,662
Automated teller and interchange fees	319	249	568	500
Advertising and bank promotions	274	167	699	956
FDIC insurance	158	214	352	261
Professional services	579	1,021	1,300	1,737
Directors' compensation	235	264	469	465
Taxes other than income	462	449	913	451
Intangible asset amortization	324	404	658	867
Insurance claim receivable recovery	—	—	—	(486)
Other operating expenses	1,038	2,483	2,479	4,050
Total noninterest expenses	17,033	18,431	34,816	36,735
Income before income tax expense	10,907	7,660	23,523	13,767
Income tax expense	2,131	1,301	4,540	2,340
Net income	$8,776	$6,359	$18,983	$11,427
Per share information:
Basic earnings per share	$0.80	$0.58	$1.73	$1.04
Diluted earnings per share	0.79	0.58	1.71	1.04
Dividends paid per share	0.18	0.17	0.36	0.34
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income	$8,776	$6,359	$18,983	$11,427
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale arising during the period	5,402	13,367	4,681	(3,921)
Reclassification adjustment for (gains) losses realized in net income	(11)	(9)	(156)	31
Net unrealized gains (losses) on securities available for sale	5,391	13,358	4,525	(3,890)
Tax effect	(1,132)	(2,805)	(950)	817
Total other comprehensive income (loss), net of tax and reclassification adjustments on securities available for sale	4,259	10,553	3,575	(3,073)
Unrealized (losses) gains on interest rate swaps used in cash flow hedges	(83)	(842)	656	(2,101)
Reclassification adjustment for losses realized in net income	89	121	176	125
Net unrealized gains (losses) on interest rate swaps used in cash flow hedges	6	(721)	832	(1,976)
Tax effect	(2)	151	(175)	415
Total other comprehensive gains (losses), net of tax and reclassification adjustments on interest rate swaps used in cash flow hedges	4	(570)	657	(1,561)
Total other comprehensive income (loss), net of tax and reclassification adjustments	4,263	9,983	4,232	(4,634)
Total comprehensive income	$13,039	$16,342	$23,215	$6,793
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended June 30, 2021
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Balance, April 1, 2021	$586	$188,511	$62,302	$3,315	$(266)	$254,448
Net income	—	—	8,776	—	—	8,776
Total other comprehensive income, net of taxes	—	—	—	4,263	—	4,263
Cash dividends ($0.18 per share)	—	—	(2,026)	—	—	(2,026)
Share-based compensation plans:
207 net common shares acquired and 12,000 net treasury shares issued, including compensation expense totaling $478	—	261	—	—	216	477
Balance, June 30, 2021	$586	$188,772	$69,052	$7,578	$(50)	$265,938

	Six Months Ended June 30, 2021
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2021	$586	$189,066	$54,099	$3,346	$(848)	$246,249
Net income	—	—	18,983	—	—	18,983
Total other comprehensive income, net of taxes	—	—	—	4,232	—	4,232
Cash dividends ($0.36 per share)	—	—	(4,030)	—	—	(4,030)
Share-based compensation plans:
8,464 net common shares issued and 52,970 net treasury shares issued, including compensation expense totaling $945	—	(294)	—	—	798	504
Balance, June 30, 2021	$586	$188,772	$69,052	$7,578	$(50)	$265,938

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

	Three Months Ended June 30, 2020
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, April 1, 2020	$586	$187,843	$38,408	$(15,097)	$(1,170)	$210,570
Net income	—	—	6,359	—	—	6,359
Total other comprehensive income, net of taxes	—	—	—	9,983	—	9,983
Cash dividends ($0.17 per share)	—	—	(1,905)	—	—	(1,905)
Share-based compensation plans:
250 net common shares forfeited and 12,672 net treasury shares issued, including compensation expense totaling 651	—	383	—	—	248	631
Balance, June 30, 2020	$586	$188,226	$42,862	$(5,114)	$(922)	$225,638

	Six Months Ended June 30, 2020
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2020	$584	$188,365	$35,246	$(480)	$(466)	$223,249
Net income	—	—	11,427	—	—	11,427
Total other comprehensive loss, net of taxes	—	—	—	(4,634)	—	(4,634)
Cash dividends ($0.34 per share)	—	—	(3,811)	—	—	(3,811)
Share-based compensation plans:
47,825 net common shares issued and 38,553 net treasury shares acquired, including compensation expense totaling $1,176	2	(139)	—	—	(456)	(593)
Balance, June 30, 2020	$586	$188,226	$42,862	$(5,114)	$(922)	$225,638

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Six Months Ended
(Dollars in thousands)	June 30, 2021	June 30, 2020
Cash flows from operating activities
Net income	$18,983	$11,427
Adjustments to reconcile net income to net cash provided by operating activities:
Net discount accretion	(812)	(2,020)
Depreciation and amortization expense	2,692	2,707
Impairment of intangibles	—	153
Provision for loan losses	(375)	2,825
Share-based compensation	945	1,176
Gain on sales of loans originated for sale	(2,791)	(1,903)
Mortgage loans originated for sale	(104,190)	(76,417)
Proceeds from sales of loans originated for sale	109,877	73,323
Gain on sale of portfolio loans	—	(2,803)
Deferred income taxes	(2,371)	63
Investment securities (gains) losses	(156)	31
Income from life insurance	(1,121)	(1,072)
(Increase) decrease in accrued interest receivable	997	(2,142)
Increase in accrued interest payable and other liabilities	1,449	85
Other, net	(3,292)	1,425
Net cash provided by operating activities	19,835	6,858
Cash flows from investing activities
Proceeds from sales of AFS securities	75,719	—
Maturities, repayments and calls of AFS securities	21,227	29,317
Purchases of AFS securities	(76,858)	(26,691)
Net redemptions (purchases) of restricted investments in bank stocks	872	(72)
Net decrease in loans	35,337	43,961
Proceeds from sales of portfolio loans	—	22,665
Purchases of bank premises and equipment	(556)	(464)
Proceeds from disposal of OREO	—	198
Net cash used in investing activities	55,741	68,914
Cash flows from financing activities
Net increase (decrease) in deposits	137,200	(82,449)
Net increase (decrease) in borrowings with original maturities less than 90 days	3,406	(111,152)
Proceeds from FHLB advances and other borrowings	—	160,284
Payments on FHLB advances and other borrowings	(208)	(40,548)
Dividends paid	(4,030)	(3,811)
Acquisition of treasury stock	—	(1,170)
Shares repurchased as treasury stock for employee taxes associated with restricted stock vesting	(514)	(660)
Proceeds from issuance of employee stock purchase plan shares	74	61
Net cash provided by financing activities	135,928	(79,445)
Net increase (decrease) in cash and cash equivalents	211,504	(3,673)
Cash and cash equivalents at beginning of period	125,258	55,963
Cash and cash equivalents at end of period	$336,762	$52,290

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,900	$10,367
Income taxes	2,100	—

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
Nature of Operations – Orrstown Financial Services, Inc. is a financial holding company that operates Orrstown Bank, a commercial bank providing banking and financial advisory services in Berks, Cumberland, Dauphin, Franklin, Lancaster, Perry and York Counties, Pennsylvania, and in Anne Arundel, Baltimore, Howard and Washington Counties, Maryland, as well as Baltimore City, Maryland. The Company operates in the community banking segment and engages in lending activities, including commercial, residential, commercial mortgages, construction, municipal, and various forms of consumer lending, and deposit services, including checking, savings, time, and money market deposits. The Company also provides fiduciary services, investment advisory, insurance and brokerage services. The Company and the Bank are subject to regulation by certain federal and state agencies and undergo periodic examinations by such regulatory authorities.
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of Orrstown Financial Services, Inc. and its wholly owned subsidiary, the Bank. The Company has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, SEC rules that permit reduced disclosure for interim periods, and Article 10 of Regulation S-X. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements. The December 31, 2020 consolidated balance sheet information contained in this Quarterly Report on Form 10-Q was derived from the Company's 2020 audited consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. All significant intercompany transactions and accounts have been eliminated.
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
The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. The Company's objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.
Changes to the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged transaction affects earnings. During the six months ended June 30, 2021, such derivatives were used to hedge the variable cash flows associated with overnight borrowings.
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
Leases - The Company evaluates its contracts at inception to determine if an arrangement either is a lease or contains one. Operating lease ROU assets are included in other assets and operating lease liabilities in accrued interest payable and other liabilities in the unaudited condensed consolidated balance sheets. The Company had no finance leases at June 30, 2021.
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 contains optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The optional expedients apply consistently to all contracts or transactions within the scope of this topic, while the optional expedients for hedging relationships can be elected on an individual basis. The Company has formed a cross-functional working group to lead the transition from LIBOR to a planned adoption of an alternate index. The Company currently plans to replace LIBOR with the daily simple SOFR in its loan agreements. The Company is in the process of implementing fallback language for loans that will mature after 2021. The Company expects to adopt the LIBOR transition relief allowed under this standard, and is currently evaluating the potential impact of this guidance on its financial statements.

NOTE 2. INVESTMENT SECURITIES
At June 30, 2021 and December 31, 2020, all investment securities were classified as AFS. The following table summarizes amortized cost and fair value of investment securities, and the corresponding amounts of gross unrealized gains and losses recognized in AOCI, at June 30, 2021 and December 31, 2020:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2021
States and political subdivisions	$149,885	$9,556	$25	$159,416
GSE residential MBSs	9,326	76	1	9,401
GSE residential CMOs	62,271	798	1,297	61,772
Non-agency CMOs	14,013	629	—	14,642
Asset-backed	204,517	1,164	909	204,772
Other	399	—	—	399
Totals	$440,411	$12,223	$2,232	$450,402
December 31, 2020
States and political subdivisions	$104,704	$9,091	$1,125	$112,670
GSE residential MBSs	4,197	96	—	4,293
GSE residential CMOs	56,856	2,226	1,071	58,011
Non-agency CMOs	16,505	413	—	16,918
Private label commercial CMOs	63,941	57	1,762	62,236
Asset-backed	214,425	171	2,630	211,966
Other	371	—	—	371
Totals	$460,999	$12,054	$6,588	$466,465

The following table summarizes investment securities with unrealized losses at June 30, 2021 and December 31, 2020, aggregated by major investment security type and the length of time in a continuous unrealized loss position.

	Less Than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
June 30, 2021
States and political subdivisions	3	$12,424	$25	—	$—	$—	3	$12,424	$25
GSE residential MBSs	1	689	1	—	—	—	1	689	1
GSE residential CMOs	4	19,958	79	2	17,242	1,218	6	37,200	1,297
Asset-backed	—	—	—	4	46,642	909	4	46,642	909
Totals	8	$33,071	$105	6	$63,884	$2,127	14	$96,955	$2,232
December 31, 2020
States and political subdivisions	1	$9,079	$1,125	—	$—	$—	1	$9,079	$1,125
GSE residential CMOs	3	23,954	1,071	—	—	—	3	23,954	1,071
Private label commercial CMOs	1	4,314	685	10	42,403	1,077	11	46,717	1,762
Asset-backed	2	16,921	12	15	183,161	2,618	17	200,082	2,630
Totals	7	$54,268	$2,893	25	$225,564	$3,695	32	$279,832	$6,588

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
As of June 30, 2021, the Company had no cumulative OTTI. There were no OTTI charges recognized in earnings as a result of credit losses on investments in the three and six months ended June 30, 2021 and 2020. During 2020, unrealized losses were substantially higher due to market uncertainty brought about by the COVID-19 pandemic. The sudden and desperate need for liquidity from many institutional pools of capital, combined with the global economic implications of the COVID-19 pandemic, caused significant widening of spreads. Market conditions improved in the second half of 2020 and into 2021 as the uncertainty dissipated with economies re-opening and the distribution of vaccines.
States and Political Subdivisions. The unrealized losses presented in the table above have been caused by a widening of spreads from the time these securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is OTTI. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at June 30, 2021 or December 31, 2020.
GSE Residential CMOs and GSE Residential MBS. The unrealized losses presented in the table above have been caused by a widening of spreads from the time these securities were purchased. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than its par value basis. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at June 30, 2021 or December 31, 2020.
Asset-backed. The unrealized losses presented in the table above were caused by a widening of spreads from the time the securities were purchased. Management considers the investment rating and other credit support in determining whether a security is OTTI. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at June 30, 2021 or December 31, 2020.
The following table summarizes amortized cost and fair value of investment securities by contractual maturity at June 30, 2021. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	249	249
Due after five years through ten years	37,142	39,694
Due after ten years	112,893	119,872
CMOs and MBSs	85,610	85,815
Asset-backed	204,517	204,772
	$440,411	$450,402
The following table summarizes proceeds from sales of investment securities and gross gains and gross losses for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Proceeds from sale of investment securities	$—	$—	$75,719	$—
Gross gains	11	9	1,362	—
Gross losses	—	—	1,206	31

During the three and six months ended June 30, 2021, net investment security gains of $11 thousand and $156 thousand were recorded, compared to a net gain of $9 thousand and a net loss of $31 thousand recorded to adjust an equity security to market value for the three and six months ended June 30, 2020. During the six months ended June 30, 2021, 14 securities with a principal balance of $75.6 million were sold for proceeds of $75.7 million. There were no sales of investment securities during the three months ended June 30, 2021 and six months ended June 30, 2020. Investment securities with a fair value of $312.3 million and $398.7 million at June 30, 2021 and December 31, 2020, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

NOTE 3. LOANS AND ALLOWANCE FOR LOAN LOSSES
Consistent with ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Loan Losses, the Company’s loan portfolio is grouped into segments which are further broken down into classes to allow management to monitor the performance by the borrower and to monitor the yield on the portfolio.
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

Non-owner occupied and multi-family commercial real estate loans and non-owner occupied residential loans present a different credit risk to the Company than owner occupied commercial real estate loans, as the repayment of the loan is dependent upon the borrower’s ability to generate a sufficient level of occupancy to produce rental income that exceeds debt service requirements and operating expenses. Lower occupancy or lease rates may result in a reduction in cash flows, which hinders the ability of the borrower to meet debt service requirements, and may result in lower collateral values. The Company generally recognizes that greater risk is inherent in these credit relationships compared to owner occupied loans mentioned above.
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
Commercial and industrial loans include advances to local and regional businesses for general commercial purposes and include permanent and short-term working capital, machinery and equipment financing, and may be either in the form of lines of credit or term loans. Although commercial and industrial loans may be unsecured to our highest-rated borrowers, the majority of these loans are secured by the borrower’s accounts receivable, inventory and machinery and equipment. In a significant number of these loans, the collateral also includes the business real estate or the business owner’s personal real estate or assets. Commercial and industrial loans present credit exposure to the Company, as they are more susceptible to risk of loss during a downturn in the economy as borrowers may have greater difficulty in meeting their debt service requirements and the value of the collateral may decline. The Company attempts to mitigate this risk through its underwriting standards, including evaluating the creditworthiness of the borrower and, to the extent available, credit ratings on the business. Additionally, monitoring of the loans through annual renewals and meetings with the borrowers are typical. However, these procedures cannot eliminate the risk of loss associated with commercial and industrial lending. At June 30, 2021 and December 31, 2020, commercial and industrial loans include $355.6 million and $403.3 million, respectively, of loans, net of deferred fees and costs, originated through the SBA PPP.
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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted. The CARES Act established the SBA PPP. The SBA PPP is intended to provide economic relief to small businesses nationwide adversely impacted under the COVID-19 Emergency Declaration issued on March 13, 2020. The SBA PPP, which began on April 3, 2020, provided small businesses with funds to cover up to 24 weeks of payroll costs and other expenses, including benefits. It also provides for forgiveness of up to the full principal amount of qualifying loans. Through December 31, 2020, the Bank closed and funded almost 3,200 loans for a total gross loan amount of $467.7 million. These loans resulted in net processing fees of $13.5 million to be recognized through net interest income over the life of the loans, which is between two and five years. For the six months ended June 30, 2021, the Bank closed and funded almost 3,300 PPP loans for a total loan amount of $231.7 million. In total, the Bank closed and funded almost 6,500 PPP loans for a total gross loan amount of $699.4 million.

The loans originated in 2021 resulted in net processing fees of $12.3 million. At June 30, 2021, the Bank has $11.2 million of net deferred SBA PPP fees remaining to be recognized through net interest income over the life of the loans, which is between two and five years. The timing of the recognition of these fees is dependent upon the loan forgiveness process established by the SBA. The Bank continues to closely monitor the SBA guidance regarding this process. As these loans are 100% guaranteed by the SBA, there is no associated allowance for loan losses at June 30, 2021.
In an effort to assist clients that were negatively impacted by the COVID-19 pandemic, the Bank offered various mitigation options, including a loan payment deferral program. Under this program, most commercial deferrals were for a 90-day period, while most consumer deferrals were for a 180-day period. Commercial and consumer deferrals totaled $3.5 million and $0.4 million, respectively, at June 30, 2021 and $15.7 million and $2.5 million, respectively, at December 31, 2020. In accordance with the revised Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus issued by the federal bank regulatory agencies on April 7, 2020, these deferrals are exempt from TDR status as they meet the specified requirements.
The following table presents the loan portfolio by segment and class, excluding residential mortgage LHFS, at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Commercial real estate:
Owner occupied	$191,595	$174,908
Non-owner occupied	471,541	409,567
Multi-family	112,420	113,635
Non-owner occupied residential	99,631	114,505
Acquisition and development:
1-4 family residential construction	9,686	9,486
Commercial and land development	55,330	51,826
Commercial and industrial (1)	599,123	647,368
Municipal	14,452	20,523
Residential mortgage:
First lien	211,918	244,321
Home equity - term	8,321	10,169
Home equity - lines of credit	149,601	157,021
Installment and other loans	21,765	26,361
Total loans	$1,945,383	$1,979,690

(1) This balance includes $355.6 million and $403.3 million of SBA PPP loans, net of deferred fees and costs, at June 30, 2021 and December 31, 2020, respectively.
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

The following table summarizes the Company’s loan portfolio ratings based on its internal risk rating system at June 30, 2021 and December 31, 2020:

	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	PCI Loans	Total
June 30, 2021
Commercial real estate:
Owner occupied	$166,636	$10,690	$7,554	$4,326	$—	$2,389	$191,595
Non-owner occupied	422,074	48,779	367	—	—	321	471,541
Multi-family	91,959	19,836	625	—	—	—	112,420
Non-owner occupied residential	94,035	2,690	1,435	253	—	1,218	99,631
Acquisition and development:
1-4 family residential construction	9,686	—	—	—	—	—	9,686
Commercial and land development	54,179	643	508	—	—	—	55,330
Commercial and industrial	578,129	10,485	5,022	3,174	—	2,313	599,123
Municipal	14,452	—	—	—	—	—	14,452
Residential mortgage:
First lien	204,353	—	—	2,561	—	5,004	211,918
Home equity - term	8,288	—	—	17	—	16	8,321
Home equity - lines of credit	149,078	22	53	448	—	—	149,601
Installment and other loans	21,713	—	—	14	—	38	21,765
	$1,814,582	$93,145	$15,564	$10,793	$—	$11,299	$1,945,383

December 31, 2020
Commercial real estate:
Owner occupied	$148,846	$12,491	$7,855	$3,260	$—	$2,456	$174,908
Non-owner occupied	351,860	57,378	—	—	—	329	409,567
Multi-family	92,769	20,224	642	—	—	—	113,635
Non-owner occupied residential	107,557	3,948	1,422	268	—	1,310	114,505
Acquisition and development:
1-4 family residential construction	9,101	385	—	—	—	—	9,486
Commercial and land development	49,832	655	525	814	—	—	51,826
Commercial and industrial	617,213	17,561	6,118	3,639	—	2,837	647,368
Municipal	20,523	—	—	—	—	—	20,523
Residential mortgage:
First lien	236,381	—	—	2,628	—	5,312	244,321
Home equity - term	10,076	—	64	10	—	19	10,169
Home equity - lines of credit	156,264	95	54	608	—	—	157,021
Installment and other loans	26,283	—	—	17	—	61	26,361
	$1,826,705	$112,737	$16,680	$11,244	$—	$12,324	$1,979,690

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
At June 30, 2021 and December 31, 2020, nearly all of the Company’s loan impairments were measured based on the estimated fair value of the collateral securing the loan, except for TDRs. By definition, TDRs are considered impaired. All TDR impairment analyses are initially based on discounted cash flows for those loans. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it could also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
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
The following table, which excludes accruing PCI loans, summarizes impaired loans by segment and class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at June 30, 2021 and December 31, 2020. The recorded investment in loans excludes accrued interest receivable due to insignificance. Related allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and any partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
June 30, 2021
Commercial real estate:
Owner-occupied	$—	$—	$—	$4,326	$5,531
Non-owner occupied residential	—	—	—	253	385
Commercial and industrial	—	—	—	3,174	3,849
Residential mortgage:
First lien	634	634	31	1,927	3,233
Home equity—term	—	—	—	17	23
Home equity—lines of credit	—	—	—	448	680
Installment and other loans	—	—	—	14	14
	$634	$634	$31	$10,159	$13,715
December 31, 2020
Commercial real estate:
Owner-occupied	$—	$—	$—	$3,260	$4,091
Non-owner occupied residential	—	—	—	268	393
Acquisition and development:
Commercial and land development	—	—	—	814	875
Commercial and industrial	—	—	—	3,639	4,269
Residential mortgage:
First lien	424	508	33	2,204	3,264
Home equity—term	—	—	—	10	13
Home equity—lines of credit	—	—	—	608	832
Installment and other loans	—	—	—	17	18
	$424	$508	$33	$10,820	$13,755

The following table, which excludes accruing PCI loans, summarizes the average recorded investment in impaired loans and related recognized interest income for the three and six months ended June 30, 2021 and 2020:

	2021		2020
	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Three Months Ended June 30,
Commercial real estate:
Owner-occupied	$4,072	$—	$4,639	$—
Non-owner occupied	—	—	169	—
Multi-family	—	—	270	—
Non-owner occupied residential	259	—	521	—
Acquisition and development:
Commercial and land development	—	—	837	—
Commercial and industrial	3,302	—	1,320	—
Residential mortgage:
First lien	2,542	10	3,177	12
Home equity – term	18	—	12	—
Home equity - lines of credit	547	—	704	1
Installment and other loans	13	—	18	—
	$10,753	$10	$11,667	$13
Six Months Ended June 30,
Commercial real estate:
Owner occupied	$3,726	$1	$5,143	$1
Non-owner occupied	—	—	96	—
Multi-family	11	—	301	—
Non-owner occupied residential	263	—	396	—
Acquisition and development:
Commercial and land development	351	—	478	—
Commercial and industrial	3,049	—	1,384	—
Residential mortgage:
First lien	2,593	21	2,874	24
Home equity - term	14	—	12	—
Home equity - lines of credit	581	—	715	1
Installment and other loans	12	—	34	—
	$10,600	$22	$11,433	$26

The following table presents impaired loans that are TDRs, with the recorded investment at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing:
Commercial real estate:
Owner occupied	1	$27	1	$28
Residential mortgage:
First lien	8	823	9	898
Home equity - lines of credit	1	2	1	8
	10	852	11	934
Nonaccruing:
Residential mortgage:
First lien	5	299	5	320
	5	299	5	320
	15	$1,151	16	$1,254

There were no new TDR's for the three and six months ended June 30, 2021 or 2020.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of loan portfolio summarized by aging categories of performing loans and nonaccrual loans at June 30, 2021 and December 31, 2020:

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
June 30, 2021
Commercial real estate:
Owner occupied	$184,866	$41	$—	$—	$41	$4,299	$189,206
Non-owner occupied	471,220	—	—	—	—	—	471,220
Multi-family	112,420	—	—	—	—	—	112,420
Non-owner occupied residential	97,880	—	280	—	280	253	98,413
Acquisition and development:
1-4 family residential construction	9,592	—	94	—	94	—	9,686
Commercial and land development	55,320	10	—	—	10	—	55,330
Commercial and industrial	593,592	7	21	16	44	3,174	596,810
Municipal	14,452	—	—	—	—	—	14,452
Residential mortgage:
First lien	204,544	573	31	28	632	1,738	206,914
Home equity - term	8,278	10	—	—	10	17	8,305
Home equity - lines of credit	149,107	48	—	—	48	446	149,601
Installment and other loans	21,524	139	50	—	189	14	21,727
Subtotal	1,922,795	828	476	44	1,348	9,941	1,934,084
Loans acquired with credit deterioration:
Commercial real estate:
Owner occupied	2,389	—	—	—	—	—	2,389
Non-owner occupied	321	—	—	—	—	—	321
Non-owner occupied residential	1,085	—	—	133	133	—	1,218
Commercial and industrial	2,313	—	—	—	—	—	2,313
Residential mortgage:
First lien	4,698	271	—	35	306	—	5,004
Home equity - term	16	—	—	—	—	—	16
Installment and other loans	38	—	—	—	—	—	38
Subtotal	10,860	271	—	168	439	—	11,299
	$1,933,655	$1,099	$476	$212	$1,787	$9,941	$1,945,383

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
December 31, 2020
Commercial real estate:
Owner occupied	$168,262	$958	$—	$—	$958	$3,232	$172,452
Non-owner occupied	409,130	108	—	—	108	—	409,238
Multi-family	113,635	—	—	—	—	—	113,635
Non-owner occupied residential	112,443	484	—	—	484	268	113,195
Acquisition and development:
1-4 family residential construction	9,486	—	—	—	—	—	9,486
Commercial and land development	50,922	32	58	—	90	814	51,826
Commercial and industrial	640,573	9	310	—	319	3,639	644,531
Municipal	19,677	846	—	—	846	—	20,523
Residential mortgage:
First lien	230,903	5,758	535	83	6,376	1,730	239,009
Home equity - term	10,099	40	—	1	41	10	10,150
Home equity - lines of credit	156,153	268	—	—	268	600	157,021
Installment and other loans	26,052	168	49	14	231	17	26,300
Subtotal	1,947,335	8,671	952	98	9,721	10,310	1,967,366
Loans acquired with credit deterioration:
Commercial real estate:
Owner occupied	2,456	—	—	—	—	—	2,456
Non-owner occupied	329	—	—	—	—	—	329
Non-owner occupied residential	1,161	—	—	149	149	—	1,310
Commercial and industrial	2,837	—	—	—	—	—	2,837
Residential mortgage:
First lien	4,341	655	9	307	971	—	5,312
Home equity - term	19	—	—	—	—	—	19
Installment and other loans	57	4	—	—	4	—	61
Subtotal	11,200	659	9	456	1,124	—	12,324
	$1,958,535	$9,330	$961	$554	$10,845	$10,310	$1,979,690

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
National and Local Economic Conditions – including trends in the consumer price index, unemployment rates, the housing price index, housing statistics compared to the prior year, bankruptcy rates, regulatory and legal environment risks and competition. During the six months ended June 30, 2021, this factor was unchanged for the commercial and consumer portfolios to account for the negative economic impact of the COVID-19 pandemic.
COVID-19 – during the six months ended June 30, 2021, a qualitative allocation was implemented associated with the potential impact of the COVID-19 pandemic on the Company's commercial loan portfolio. The factor assumes downgrades of loans which were granted deferrals or forbearances based upon identified hardships resulting from the economic shutdown driven by the pandemic. The qualitative reserve on these loans will be reduced over time as sustained performance is demonstrated after the loans are removed from deferral status or the forbearance period has ended. During the three and six months ended June 30, 2021, this qualitative reserve was reduced by $0.8 million and $1.7 million, respectively. This reserve is $1.0 million at June 30, 2021.

The following table presents the activity in the ALL for the three and six months ended June 30, 2021 and 2020:

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
June 30, 2021
Balance, beginning of period	$10,671	$1,046	$3,714	$38	$15,469	$3,058	$208	$3,266	$232	$18,967
Provision for loan losses	806	197	(223)	(9)	771	(142)	19	(123)	(23)	625
Charge-offs	(181)	—	(112)	—	(293)	(71)	(9)	(80)	—	(373)
Recoveries	19	—	116	—	135	18	9	27	—	162
Balance, end of period	$11,315	$1,243	$3,495	$29	$16,082	$2,863	$227	$3,090	$209	$19,381
June 30, 2020
Balance, beginning of period	$8,420	$1,033	$2,647	$99	$12,199	$3,139	$294	$3,433	$171	$15,803
Provision for loan losses	877	31	590	(24)	1,474	323	102	425	1	1,900
Charge-offs	—	—	(421)	—	(421)	(18)	(14)	(32)	—	(453)
Recoveries	50	5	100	—	155	108	4	112	—	267
Balance, end of period	$9,347	$1,069	$2,916	$75	$13,407	$3,552	$386	$3,938	$172	$17,517
Six Months Ended
June 30, 2021
Balance, beginning of period	$11,151	$1,114	$3,942	$40	$16,247	$3,362	$324	$3,686	$218	$20,151
Provision for loan losses	312	128	(277)	(11)	152	(431)	(87)	(518)	(9)	(375)
Charge-offs	(181)	—	(566)	—	(747)	(92)	(29)	(121)	—	(868)
Recoveries	33	1	396	—	430	24	19	43	—	473
Balance, end of period	$11,315	$1,243	$3,495	$29	$16,082	$2,863	$227	$3,090	$209	$19,381
June 30, 2020
Balance, beginning of period	$7,634	$959	$2,356	$100	$11,049	$3,147	$319	$3,466	$140	$14,655
Provision for loan losses	1,260	102	912	(25)	2,249	400	144	544	32	2,825
Charge-offs	—	—	(496)	—	(496)	(109)	(86)	(195)	—	(691)
Recoveries	453	8	144	—	605	114	9	123	—	728
Balance, end of period	$9,347	$1,069	$2,916	$75	$13,407	$3,552	$386	$3,938	$172	$17,517

The following table summarizes the ending loan balance individually evaluated for impairment based upon loan segment, as well as the related ALL loss allocation for each at June 30, 2021 and December 31, 2020. Accruing PCI loans are excluded from loans individually evaluated for impairment.

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
June 30, 2021
Loans allocated by:
Individually evaluated for impairment	$4,579	$—	$3,174	$—	$7,753	$3,026	$14	$3,040	$—	$10,793
Collectively evaluated for impairment	870,608	65,016	595,949	14,452	1,546,025	366,814	21,751	388,565	—	1,934,590
	$875,187	$65,016	$599,123	$14,452	$1,553,778	$369,840	$21,765	$391,605	$—	$1,945,383
ALL allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$31	$—	$31	$—	$31
Collectively evaluated for impairment	11,315	1,243	3,495	29	16,082	2,832	227	3,059	209	19,350
	$11,315	$1,243	$3,495	$29	$16,082	$2,863	$227	$3,090	$209	$19,381
December 31, 2020
Loans allocated by:
Individually evaluated for impairment	$3,528	$814	$3,639	$—	$7,981	$3,246	$17	$3,263	$—	$11,244
Collectively evaluated for impairment	809,087	60,498	643,729	20,523	1,533,837	408,265	26,344	434,609	—	1,968,446
	$812,615	$61,312	$647,368	$20,523	$1,541,818	$411,511	$26,361	$437,872	$—	$1,979,690
ALL allocated by:
Individually evaluated for impairment	$—	$—	$1	$—	$1	$33	$—	$33	$—	$34
Collectively evaluated for impairment	11,151	1,114	3,941	40	16,246	3,329	324	3,653	218	20,117
	$11,151	$1,114	$3,942	$40	$16,247	$3,362	$324	$3,686	$218	$20,151

The following table provides activity for the accretable yield of PCI loans for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Accretable yield, beginning of period	$3,072	$4,414	$3,438	$6,950
Additions (1)	—	—	—	570
Accretion of income	(209)	(1,315)	(676)	(1,913)
Reclassifications from nonaccretable difference due to improvement in expected cash flows	74	1,104	118	1,121
Other changes, net (2)	79	(21)	136	(2,546)
Accretable yield, end of period	$3,016	$4,182	$3,016	$4,182
(1) The amount for the six months ended June 30, 2020 reflects a measurement period adjustment for Hamilton loans that should have been in the PCI pool at the acquisition date.
(2) The amount for the six months ended June 30, 2020 represents the impact of PCI loans sold during that period.

NOTE 4. LEASES
A lease provides the lessee the right to control the use of an identified asset for a period of time in exchange for consideration. The Company has primarily entered into operating leases for branches and office space. Most of the Company's leases contain renewal options, which the Company is reasonably certain to exercise. Including renewal options, the Company's leases range from 7 to 32 years. Operating lease right-of-use assets and lease liabilities are included in other assets and accrued interest and other liabilities on the Company's unaudited condensed consolidated balance sheets.
The Company uses its incremental borrowing rate to determine the present value of the lease payments, as the rate implicit in the Company's leases is not readily determinable. Lease agreements that contain non-lease components are generally accounted for as a single lease component, while variable costs, such as common area maintenance expenses and property taxes, are expensed as incurred.
The following table summarizes the Company's operating leases at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Operating lease ROU assets	$9,557	$8,686
Operating lease ROU liabilities	10,060	9,143
Weighted-average remaining lease term (in years)	16.0	16.8
Weighted-average discount rate	4.2%	4.3%
The following table presents information related to the Company's operating leases for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Cash paid for operating lease liabilities	$318	$319	$616	$637
Operating lease expense	388	370	791	750
The following table presents expected future maturities of the Company's lease liabilities as of June 30, 2021:

Remainder of 2021	$627
2022	926
2023	951
2024	974
2025	991
Thereafter	10,387
14,856
Less: imputed interest	4,796
Total lease liabilities	$10,060

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents changes in goodwill for the six months ended June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Balance, beginning of year	$18,724	$19,925
Adjustments to acquired goodwill (1)	—	(1,201)
Balance, end of period	$18,724	$18,724
(1) The Company finalized its purchase accounting adjustments associated with Hamilton as of May 1, 2020.

Goodwill is not amortized but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit.
The Company typically completes its annual goodwill impairment assessment as of November 30. Due to the severe economic impact of COVID-19 and a resulting sustained decline in the Company's market value below book value, management performed a quantitative Step 1 impairment analysis of its goodwill to determine whether the Company's goodwill was impaired as of August 31, 2020. This analysis, which was performed in accordance with ASU 2017-04, Intangibles-Goodwill and Other, considered several factors, such as future cash flow projections and estimated market acquisition premiums in its analysis. In performing the analysis, management made several assumptions with respect to future operating performance, economic and market conditions and various others, many of which required significant judgment. The analysis performed and the related assumptions reflected the best currently available estimates and judgements regarding future performance of the Company. It was concluded that no impairment existed at August 31, 2020 as the calculated fair value of the reporting unit exceeded its book value. No changes have occurred that would impact the results of that analysis through June 30, 2021.
The following table presents changes in other intangible assets for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning of period	$5,124	$6,717	$5,458	$7,180
Amortization expense	(324)	(404)	(658)	(867)
Impairment	—	(153)	—	(153)
Balance, end of period	$4,800	$6,160	$4,800	$6,160
No impairment charges were recorded in the three and six months ended June 30, 2021.During the six months ended June 30, 2020, the Company recorded an impairment charge of $153 thousand for the full remaining balance attributable to a customer list intangible asset due to the dissolution of Wheatland Advisors, Inc.
The following table presents the components of other identifiable intangible assets at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$8,390	$3,592	$8,390	$2,935
Other customer relationship intangibles	25	23	25	22
Total	$8,415	$3,615	$8,415	$2,957

The following table presents future estimated aggregate amortization expense for intangible assets remaining at June 30, 2021:

Remainder of 2021	$617
2022	1,105
2023	935
2024	766
2025	596
Thereafter	781
$4,800

NOTE 6. SHARE-BASED COMPENSATION PLANS
The Company maintains share-based compensation plans under the shareholder-approved 2011 Plan. The purpose of the share-based compensation plans is to provide officers, employees, and non-employee members of the Board of Directors of the Company with additional incentive to further the success of the Company. At June 30, 2021, 881,920 shares of the common stock of the Company were reserved to be issued and 256,340 shares were available to be issued.
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
The table below presents a summary of nonvested restricted shares activity for the six months ended June 30, 2021:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares, beginning of year	245,576	$21.45
Granted	118,447	18.91
Forfeited	(23,316)	19.77
Vested	(78,588)	23.52
Nonvested shares, at period end	262,119	$19.80
The following table presents restricted shares compensation expense, with tax benefit information, and fair value of shares vested, for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Restricted share award expense	$478	$654	$912	$1,173
Restricted share award tax benefit	126	137	218	246
Fair value of shares vested	511	347	1,539	1,089
The unrecognized compensation expense related to the share awards totaled $2.9 million at June 30, 2021 and $2.0 million at December 31, 2020. The unrecognized compensation expense at June 30, 2021 is expected to be recognized over a weighted-average period of 1.9 years.
The Company maintains an employee stock purchase plan to provide its employees with an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed 10% of their annual salary, at the lower of 95% of the fair market value of the shares on the semi-annual offering date or related purchase date. The purchases occur in March and September of each year. The Company reserved 350,000 shares of its common stock to be issued under the employee stock purchase plan. At June 30, 2021, 154,751 shares were available to be issued.
The following table presents information for the employee stock purchase plan for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Shares purchased	—	—	5,484	3,613
Weighted average price of shares purchased	$—	$—	$13.44	$16.91
Compensation expense recognized	—	—	33	3
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
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At June 30, 2021 and December 31, 2020, the Company had one interest rate derivative designated as a hedging instrument with an aggregate notional amount of $50.0 million. Such derivatives were used to hedge the variable cash flows associated with the Company's borrowings. At June 30, 2021 and December 31, 2020, the Company had cash collateral of $690 thousand and $1.7 million held with the counterparty for these derivatives, respectively.
The Company enters into interest rate swaps that allow its commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges and are marked through earnings. At June 30, 2021, the Company had ten customer and ten corresponding third-party broker interest rate derivatives not designated as a hedging instrument with an aggregate notional amount of $64.6 million. The Company had $61.3 million of such derivative instruments at December 31, 2020.
The Company entered into a risk participation agreement with a financial institution counterparty (the “Agent Bank”) for an interest rate derivative contract related to a loan in which the Company is a participant. The risk protection agreement provides credit protection to the Agent Bank should the borrower fail to perform on its interest rate derivative contracts with the Agent Bank. The Company received an upfront fee of $53 thousand upon entry into the risk participation agreement in the six months ended June 30, 2021. The Company manages its credit risk on the risk participation agreement by monitoring the creditworthiness of the borrower, which is based on the same credit review process as though the Company had entered into the derivative instruments directly with the borrower. The notional amount of such risk participation agreement reflects the Company’s pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of June 30, 2021 and December 31, 2020, the total notional amount of the risk participation agreement was $15.9 million and zero, respectively.
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
The following table summarizes the fair value of the Company's derivative instruments at June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - balance sheet hedge	$50,000	Other liabilities	$(399)	$50,000	Other liabilities	$(1,230)
Total derivatives designated as hedging instruments			$(399)			$(1,230)

Derivatives not designated as hedging instruments:
Interest rate swap - commercial borrower	$32,304	Other assets	$181	$30,673	Other assets	$690
Interest rate swap - counterparty	32,304	Other liabilities	(179)	30,673	Other liabilities	(726)
Risk participation	15,855	Other liabilities	(4)	—		—
Interest rate lock commitments with customers	20,046	Other assets	456	22,560	Other assets	673
Forward sale commitment	8,064	Other assets	22	10,400	Other liabilities	(61)
Total derivatives not designated as hedging instruments			$476			$576

The following tables summarize the effect of the Company's derivative financial instruments on OCI and net income for the three and six months ended June 30, 2021 and 2020:

	Amount of Loss Recognized in OCI on Derivative		Amount of Gain (Loss) Recognized in OCI on Derivative
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Derivatives in cash flow hedging relationships:
Interest rate products	$(83)	$(842)	$656	$(2,101)
Total	$(83)	$(842)	$656	$(2,101)

	Amount of Loss Reclassified from AOCI into Income		Amount of Loss Reclassified from AOCI into Income		Location of Loss Recognized from AOCI into Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Derivatives in cash flow hedging relationships:
Interest rate products	$(89)	$(121)	$(176)	$(125)	Interest expense
Total	$(89)	$(121)	$(176)	$(125)

	Amount of Gain (Loss) Recognized in Income		Amount of Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Derivatives not designated as hedging instruments:
Interest rate products	$(16)	$(17)	$37	$(17)	Other operating expenses
Risk participation agreement	—	—	(4)	—	Other operating expenses
Interest rate lock commitments with customers	(216)	551	(217)	883	Mortgage banking activities
Forward sale commitment	(171)	141	83	(197)	Mortgage banking activities
Total	$(403)	$675	$(101)	$669

The following table is a summary of interest rate swap components at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Weighted average pay rate	0.77%	0.77%
Weighted average receive rate	0.10%	0.09%
Weighted average maturity in years	3.7	4.2

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
Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject at June 30, 2021 and December 31, 2020.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's classification.
The following table presents capital amounts and ratios at June 30, 2021 and December 31, 2020:

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Total risk-based capital:
Orrstown Financial Services, Inc.	$285,200	15.6%	$191,913	10.5%	n/a	n/a
Orrstown Bank	267,582	14.6%	191,846	10.5%	$182,711	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	232,507	12.7%	155,358	8.5%	n/a	n/a
Orrstown Bank	246,821	13.5%	155,304	8.5%	146,169	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	232,507	12.7%	127,942	7.0%	n/a	n/a
Orrstown Bank	246,821	13.5%	127,898	7.0%	118,762	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	232,507	8.0%	115,968	4.0%	n/a	n/a
Orrstown Bank	246,821	8.5%	116,031	4.0%	145,038	5.0%
December 31, 2020
Total risk-based capital:
Orrstown Financial Services, Inc.	$271,184	15.6%	$183,099	10.5%	n/a	n/a
Orrstown Bank	256,376	14.7%	183,012	10.5%	$174,297	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	217,582	12.5%	148,223	8.5%	n/a	n/a
Orrstown Bank	234,677	13.5%	148,152	8.5%	139,437	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	217,582	12.5%	122,066	7.0%	n/a	n/a
Orrstown Bank	234,677	13.5%	122,008	7.0%	113,293	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	217,582	8.1%	108,063	4.0%	n/a	n/a
Orrstown Bank	234,677	8.7%	108,148	4.0%	135,185	5.0%
In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act of 1934, as amended. On April 19, 2021, the Board of Directors authorized the additional future repurchase of up to 562,000 shares of its outstanding common stock. As of June 30, 2021, 154,680 shares had been repurchased under the 2015 program at a total cost of $2.6 million, or $16.88 per share. Common stock available for future repurchase totals approximately 823,320 shares, or 7%

of the Company's outstanding common stock at June 30, 2021. When and if appropriate, repurchases may be made in the open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time.
On July 19, 2021, the Board declared a cash dividend of $0.19 per common share, which will be paid on August 9, 2021 to shareholders of record at August 2, 2021.
NOTE 9. EARNINGS PER SHARE
The following table presents earnings per share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$8,776	$6,359	$18,983	$11,427
Weighted average shares outstanding - basic	10,975	10,916	10,975	10,937
Dilutive effect of share-based compensation	137	77	118	90
Weighted average shares outstanding - diluted	11,112	10,993	11,093	11,027
Per share information:
Basic earnings per share	$0.80	$0.58	$1.73	$1.04
Diluted earnings per share	0.79	0.58	1.71	1.04

Average outstanding restricted shares and stock options totaling 12,000 and 27,667 for the three months ended June 30, 2021 and 2020, respectively, and of 54,643 and 29,113 for the six months ended June 30, 2021 and 2020, respectively, were not included in the computation of earnings per share because the effect was antidilutive. The dilutive effect of share-based compensation in each period above relates principally to restricted stock awards.

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

	Contractual or Notional Amount
	June 30, 2021	December 31, 2020
Commitments to fund:
Home equity lines of credit	$240,916	$223,216
1-4 family residential construction loans	35,308	28,928
Commercial real estate, construction and land development loans	92,763	60,606
Commercial, industrial and other loans	303,386	268,931
Standby letters of credit	15,534	14,491
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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments when deemed necessary by management. The liability, at June 30, 2021 and December 31, 2020, for guarantees under standby letters of credit issued was not considered to be material.
The Company maintains a reserve, based on historical loss experience of the related loan class and utilization assumptions, for off-balance sheet credit exposures that currently are not funded, in other liabilities on the unaudited condensed consolidated balance sheets. A review of historical loss and line utilization experience in the three months ended June 30, 2021 resulted in a reduction of loss and utilization assumptions from prior periods. This reserve totaled $1.4 million at June 30, 2021 and $1.5 million at December 31, 2020.

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
The Company used the following methods and significant assumptions to estimate fair value for instruments measured on a recurring basis:
Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, securities are classified within Level 2 and fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flow. Level 2 securities include U.S. agency securities, mortgage-backed securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. The Company’s investment securities are classified as available for sale.
The fair values of interest rate swaps and risk participation derivatives are determined using models that incorporate readily observable market data into a market standard methodology. This methodology nets the discounted future cash receipts and the discounted expected cash payments. The discounted variable cash receipts and payments are based on expectations of future interest rates derived from observable market interest rate curves. In addition, fair value is adjusted for the effect of nonperformance risk by incorporating credit valuation adjustments for the Company and its counterparties. These assets and liabilities are classified as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.

The following table summarizes assets measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
June 30, 2021
Financial Assets
Investment securities:
States and political subdivisions	$—	$149,133	$10,283	$159,416
GSE residential MBSs	—	9,401	—	9,401
GSE residential CMOs	—	61,772	—	61,772
Nonagency CMOs	—	—	14,642	14,642
Asset-backed	—	204,772	—	204,772
Other	399	—	—	399
Loans held for sale	—	8,092	—	8,092
Derivatives	—	181	456	637
Totals	$399	$433,351	$25,381	$459,131
Financial Liabilities
Derivatives	$—	$582	$—	$582

December 31, 2020
Financial Assets
Investment securities:
States and political subdivisions	$—	$103,591	$9,079	$112,670
GSE residential MBSs	—	4,293	—	4,293
GSE residential CMOs	—	58,011	—	58,011
Nonagency CMOs	—	—	16,918	16,918
Private label commercial CMOs	—	56,730	5,506	62,236
Asset-backed	—	211,966	—	211,966
Other	371	—	—	371
Loans held for sale	—	11,734	—	11,734
Derivatives	—	690	673	1,363
Totals	$371	$447,015	$32,176	$479,562
Financial Liabilities
Derivatives	$—	$1,956	$—	$1,956
The Company had a municipal bond and a CMO measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2021. At December 31, 2020, this municipal bond as well as three CMOs were measured on a recurring basis using Level 3 unobservable inputs. One of the CMOs held at December 31, 2020 was sold and one was called in the six months ended June 30, 2021. The Level 3 valuation is based on a non-executable broker quote, which is considered a significant unobservable input. Such quotes are updated as available and may remain constant for a period of time for certain broker-quoted securities that do not move with the market or that are not interest rate sensitive as a result of their structure or overall attributes.
The Company’s residential mortgage loans held for sale are recorded at fair value utilizing Level 2 measurements. This fair value measurement is determined based upon third party quotes obtained on similar loans. For loans held for sale for which the fair value option has been elected, the aggregate fair value exceeded the aggregate principal balance by $200 thousand as of June 30, 2021.
The determination of the fair value of interest rate lock commitments on residential mortgages is based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The average pull through percentage, which is based upon historical experience, was 88% as of June 30, 2021. An increase or decrease of 5% in the pull through assumption would result in a positive or negative change of $25 thousand in the fair value of interest rate lock commitments at June 30, 2021.
The following provides details of the Level 3 fair value measurement activity for the periods ended June 30, 2021 and 2020:
Investment securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance, beginning of period	$25,564	$23,250	$31,503	$24,279
Unrealized gain (loss) included in OCI	2,096	532	1,431	(429)
Principal payments and other	(2,735)	52	(4,464)	(16)
Sales	—	—	(3,545)	—
Balance, end of period	$24,925	$23,834	$24,925	$23,834

Interest rate lock commitments on residential mortgages:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance, beginning of period	$672	$435	$673	$103
Total gains
Included in earnings	(216)	551	(217)	883
Balance, end of period	$456	$986	$456	$986

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
Any changes in the fair value of impaired loans still held were not material for the three and six months ended June 30, 2021 and 2020.
Foreclosed Real Estate
OREO property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, OREO is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. The Company had no OREO balances at June 30, 2021 and December 31, 2020.
Mortgage Servicing Rights
The MSR fair value is estimated to be equal to its carrying value, unless the quarterly valuation model calculates the present value of the estimated net servicing income is less than its carrying value, in which case an impairment charge is taken. At June 30, 2021 and December 31, 2020, an impairment reserve of $415 thousand and $1.1 million, respectively, existed on the mortgage servicing right portfolio. For the three months ended June 30, 2021 and 2020, an impairment valuation allowance reversal of $45 thousand and an impairment charge of $319 thousand were included, respectively, in mortgage banking activities on the unaudited condensed consolidated statements of income. For the six months ended June 30, 2021 and 2020, an impairment valuation allowance reversal of $651 thousand and an impairment charge of $820 thousand, respectively, were included in mortgage banking activities on the unaudited condensed consolidated statements of income. The impairment charges resulted from rapidly declining market rates caused by the COVID-19 pandemic. The reversal in the three and six months ended June 30, 2021 was due to a subsequent increase in market rates.
The following table summarizes assets measured at fair value on a nonrecurring basis at June 30, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
June 30, 2021
Impaired Loans
Commercial real estate:
Owner occupied	$—	$—	$1,213	$1,213
Non-owner occupied residential	—	—	29	29
Commercial and industrial	—	—	3	3
Residential mortgage:
First lien	—	—	849	849
Home equity - lines of credit	—	—	81	81
Total impaired loans	$—	$—	$2,175	$2,175

Mortgage servicing rights	$—	$—	$3,580	$3,580

December 31, 2020
Impaired Loans
Commercial real estate:
Owner occupied	$—	$—	$846	$846
Non-owner occupied residential	—	—	36	36
Commercial and industrial	—	—	12	12
Residential mortgage:
First lien	—	—	638	638
Home equity - lines of credit	—	—	89	89
Total impaired loans	$—	$—	$1,621	$1,621

Mortgage servicing rights	$—	$—	$2,745	$2,745

The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
June 30, 2021
Impaired loans	$2,175	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	5% - 25% discount
			- Management adjustments for liquidation expenses	6% - 19% discount
Mortgage servicing rights	$3,580	Discounted cash flows	Weighted average CPR	14.50%
			- Weighted average discount rate	9.05%
December 31, 2020
Impaired loans	$1,621	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	5% - 25% discount
			- Management adjustments for liquidation expenses	6% - 19% discount
Mortgage servicing rights	$2,745	Discounted cash flows	Weighted average CPR	18.02%
			- Weighted average discount rate	9.56%

Fair values of financial instruments
The following table presents carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2021 and December 31, 2020:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2021
Financial Assets
Cash and due from banks	$27,623	$27,623	$27,623	$—	$—
Interest-bearing deposits with banks	309,139	309,139	309,139	—	—
Restricted investments in bank stocks	9,691	n/a	n/a	n/a	n/a
Investment securities	450,402	450,402	399	425,078	24,925
Loans held for sale	8,092	8,092	—	8,092	—
Loans, net of allowance for loan losses	1,926,002	1,924,850	—	—	1,924,850
Derivatives	637	637	—	181	456
Accrued interest receivable	7,930	7,930	—	1,895	6,035
Financial Liabilities
Deposits	2,494,100	2,495,844	—	2,495,844	—
Securities sold under agreements to repurchase	22,872	22,872	—	22,872	—
FHLB advances and other	57,837	58,033	—	58,033	—
Subordinated notes	31,932	32,588	—	32,588	—
Derivatives	582	582	—	582	—
Accrued interest payable	167	167	—	167	—

December 31, 2020
Financial Assets
Cash and due from banks	$26,203	$26,203	$26,203	$—	$—
Interest-bearing deposits with banks	99,055	99,055	99,055	—	—
Restricted investments in bank stocks	10,563	n/a	n/a	n/a	n/a
Investment securities	466,465	466,465	371	434,591	31,503
Loans held for sale	11,734	11,734	—	11,734	—
Loans, net of allowance for loan losses	1,959,539	1,953,860	—	—	1,953,860
Derivatives	1,363	1,363	—	690	673
Accrued interest receivable	8,927	8,927	—	1,529	7,398
Financial Liabilities
Deposits	2,356,880	2,359,317	—	2,359,317	—
Securities sold under agreements to repurchase	19,466	19,466	—	19,466	—
FHLB advances and other	58,045	58,298	—	58,298	—
Subordinated notes	31,903	31,712	—	31,712	—
Derivatives	1,956	1,956	—	1,956	—
Accrued interest payable	238	238	—	238	—

The methods used to estimate the fair value of financial instruments at June 30, 2021 did not necessarily represent an exit price. In accordance with the Company's adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the methods utilized to measure the fair value of financial instruments at June 30, 2021 represents an approximation of exit price; however, an actual exit price may differ.

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
On August 9, 2018, SEPTA filed a motion to compel the production of Confidential Supervisory Information (CSI) of non-parties the Board of Governors of the FRB and the Pennsylvania Department of Banking and Securities, in the possession of Orrstown and third parties. On August 30, 2018, the FRB filed an unopposed motion to intervene in the Action for the purpose of opposing SEPTA’s motion to compel. On February 12, 2019, the Court denied SEPTA’s motion to compel the production of CSI on the ground that SEPTA had failed to exhaust its administrative remedies.
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
Overview
The Company, headquartered in Shippensburg, Pennsylvania, is a one-bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiary, the Bank. At June 30, 2021, the Company had total assets of $2.9 billion, total liabilities of $2.6 billion and total shareholders’ equity of $265.9 million.
Caution About Forward-Looking Statements
Certain statements appearing herein, which are not historical in nature, may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications, from time to time, that contain such statements. Such forward-looking statements refer to a future period or periods, reflecting our current beliefs as to likely future developments, and use words like “may,” “will,” “expect,” “estimate,” “anticipate” or similar terms. Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about events or results or otherwise are not statements of historical facts, including, but not limited to, statements related to new business development, new loan opportunities, growth in the balance sheet and fee based revenue lines of business, merger and acquisition activity, reducing risk assets, and mitigating losses in the future. Actual results and trends could differ materially from those set forth in such statements and there can be no assurances that we will achieve the desired level of new business development and new loans, growth in the balance sheet and fee based revenue lines of business, successful merger and acquisition activity, continue to reduce risk assets or mitigate losses in the future. In addition to risks and uncertainties related to the COVID-19 pandemic (including those related to variants, such as the delta variant) and resulting governmental and societal responses, factors that could cause actual results to differ from those expressed or implied by the forward-looking statements include, but are not limited to, the following: ineffectiveness of the Company’s strategic growth plan due to changes in current or future market conditions; the effects of competition and how it may impact our community banking model, including industry consolidation and development of competing financial products and services; the integration of the Company's strategic acquisitions; the inability to fully achieve expected savings, efficiencies or synergies from mergers and acquisitions, or taking longer than estimated for such savings, efficiencies and synergies to be realized; changes in laws and regulations; interest rate movements; changes in credit quality; inability to raise capital, if necessary, under favorable conditions; volatility in the securities markets; deteriorating economic conditions; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; expenses associated with pending litigation and legal proceedings; the failure of the SBA to honor its guarantee of loans issued under the SBA PPP; the timing of the repayment of SBA PPP loans and the impact it has on fee recognition; our ability to convert new relationships gained through the SBA PPP efforts to full banking relationships; and other risks and uncertainties, including those detailed in our Annual Report on Form 10-K for the year ended December 31, 2020, and our Quarterly Reports on Form 10-Q under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other filings made with the SEC. The statements are valid only as of the date hereof and we disclaim any obligation to update this information.
Economic Climate and Market Conditions
Preliminary real GDP for the second quarter of 2021 reflected an annualized increase of 6.5%. This is an increase from the revised first quarter 2021 annual growth rate of 6.3% and annualized growth of 4.3% for the fourth quarter of 2020. The increase in the second quarter was driven by reopening of businesses and ongoing government efforts related to COVID-19. During the second quarter, loans to businesses and grants to state and local governments increased through the government assistance programs. Consumer spending continued to increase notably in food services, accommodations and other nondurable goods. Uncertainty still exists with COVID-19 variants, such as the delta variant, and a worker shortage. The national unemployment rate declined to 5.9% in June 2021 from 6.1% in April 2021 and from 6.7% in December 2020. There were notable job gains in leisure and hospitality, education, professional and business services, retail trade and other services.

Due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling for the first time below 1.00% on March 3, 2020; it was at 0.93% on December 31, 2020 and has since recovered to 1.47% as of June 30, 2021. In 2020, in reaction to the increase in uncertainty, the Federal Reserve cut the Fed Funds rates by 150 basis points to 0% to 0.25%. In its most recent meeting in July 2021, the Federal Reserve Open Markets Committee left the Fed Funds rate unchanged with rates expected to remain at this level for an extended period of time. The Committee recognized the progress with vaccinations to reduce the spread of the COVID-19 virus and its effect on economic activity and employment. However, uncertainty remains on the economic outlook. The Committee has indicated that they will not increase rates until the recovery achieves maximum employment and inflation has reached 2% and longer term inflation expectations are maintained above 2%. These low interest rates and other effects of the COVID-19 pandemic may adversely affect the Company's financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company. It is reasonably foreseeable that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loans and the fair value of financial instruments that are carried at fair value.

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

RESULTS OF OPERATIONS
Three months ended June 30, 2021 compared with three months ended June 30, 2020
Summary
Net income totaled $8.8 million for the three months ended June 30, 2021 compared with net income of $6.4 million for the same period in 2020. Diluted earnings per share for the three months ended June 30, 2021 totaled $0.79, compared with $0.58 for the three months ended June 30, 2020. Net interest income positively influenced results of operations and totaled $21.9 million for the three months ended June 30, 2021, a $1.1 million increase from $20.8 million in the three months ended June 30, 2020. Noninterest income totaled $6.7 million for the three months ended June 30, 2021 compared with $7.2 million in the three months ended June 30, 2020. Noninterest expenses totaled $17.0 million and $18.4 million for the three months ended June 30, 2021 and 2020, respectively.
Net Interest Income
Net interest income increased by $1.1 million, from $20.8 million to $21.9 million, for the three months ended June 30, 2021 compared with the three months ended June 30, 2020. Interest income on loans decreased by $471 thousand, from $21.8 million to $21.3 million, securities interest income decreased by $963 thousand, from $3.2 million to $2.3 million, and total interest expense decreased by $2.5 million from $4.2 million to $1.8 million, in comparing the three months ended June 30, 2021 with the three months ended June 30, 2020.

The following table presents net interest income, net interest spread and net interest margin for the three months ended June 30, 2021 and 2020 on a taxable-equivalent basis:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$290,039	$81	0.11%	$27,949	$13	0.18%
Investment securities (1)	438,110	2,421	2.22	493,847	3,327	2.71
Loans (1)(2)(3)	2,014,600	21,375	4.26	1,988,114	21,912	4.43
Total interest-earning assets	2,742,749	23,877	3.49	2,509,910	25,252	4.05
Other assets	188,810			200,684
Total	$2,931,559			$2,710,594
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$1,394,384	292	0.08	$1,154,434	1,259	0.44
Savings deposits	200,439	50	0.10	160,738	63	0.16
Time deposits	382,467	739	0.78	462,664	1,988	1.73
Securities sold under agreements to repurchase	22,417	8	0.14	21,582	24	0.45
FHLB Advances and other	57,896	164	1.14	175,336	388	0.89
Subordinated notes	31,924	502	6.29	31,867	502	6.33
Total interest-bearing liabilities	2,089,527	1,755	0.34	2,006,621	4,224	0.85
Noninterest-bearing demand deposits	545,617			452,253
Other	37,561			36,511
Total liabilities	2,672,705			2,495,385
Shareholders’ equity	258,854			215,209
Total	$2,931,559			$2,710,594
Taxable-equivalent net interest income /net interest spread		22,122	3.15%		21,028	3.20%
Taxable-equivalent net interest margin			3.24%			3.37%
Taxable-equivalent adjustment		(221)			(230)
Net interest income		$21,901			$20,798

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balances include nonaccrual loans.
(3)	Interest income on loans includes prepayment and late fees.

For the three months ended June 30, 2021, taxable-equivalent basis net interest income increased by $1.1 million compared with the three months ended June 30, 2020. The increase reflected an increase of $232.8 million in average interest-earning assets partially offset by an increase of $82.9 million in average interest-bearing liabilities from the three months ended June 30, 2020 to the three months ended June 30, 2021. These balances increased primarily due to the SBA PPP loans originated from April 2020 to May 2021.
For the three months ended June 30, 2021, taxable-equivalent net interest margin was 3.24%, which was 13 basis points lower than 3.37% for the three months ended June 30, 2020. This reduction was driven primarily by a decrease in the yield on loans, excess liquidity that resulted from SBA PPP forgiveness and an inflow of deposit funds from the SBA PPP and government stimulus programs, partially offset by the impact of reduced cost of deposits.
Taxable-equivalent interest income earned on loans decreased by $537 thousand year-over-year. The $26.5 million increase in average loan balance year-over-year reflects PPP originations, net of forgiveness, since June 30, 2020. SBA PPP loans averaged $471.2 million during the three months ended June 30, 2021 as compared to $349.6 million in the three months ended June 30, 2020. Partially offsetting the increase in loans from SBA PPP was a decrease in average residential mortgage loans during the period due to significant refinance activity in the low interest rate environment. For the three months ended June 30, 2021, interest income on loans includes $1.3 million of net deferred fees recognized associated with the SBA PPP loans. Net deferred SBA PPP fees of $11.2 million remain at June 30, 2021. These net deferred fees are being recognized over the life of the loans, which was originally between two and five years, but can be accelerated upon satisfactorily completing forgiveness steps with the SBA. The yield on loans was 4.26% for the three months ended June 30, 2021 compared to 4.43% for the three months ended June 30, 2020. This decline reflects a reduction in market interest rates on variable rate loans in the portfolio and payoff of higher yielding loans. Accretion of purchase accounting adjustments was $209 thousand for the three months ended June 30, 2021 as compared to $1.3 million for the three months ended June 30, 2020. The three months ended June 30, 2021 and 2020 included $349 thousand and $764 thousand, respectively, of accelerated accretion related to the payoff of PCI loans.
Taxable-equivalent securities interest income decreased by $906 thousand year-over-year, with the taxable equivalent yield decreasing from 2.71% for the three months ended June 30, 2020 to 2.22% for the three months ended June 30, 2021. The 49 basis point decrease in taxable-equivalent yield on securities reflected the decreased interest rate environment between years and certain repositioning within the portfolio under the Company's asset/liability management strategies. Interest income on securities was also impacted by a decrease of $55.7 million in the average balance of securities from the three months ended June 30, 2020 to the three months ended June 30, 2021 due primarily to the sale of higher yielding securities during the three months ended June 30, 2021. As the Bank continues to execute its plan to grow relationship loans, it will fund this loan growth through investment repayments and excess cash.
Interest expense on deposits and borrowings decreased by $2.5 million year-over-year, with the average balance of interest-bearing deposits increasing by $199.5 million and the average balance of total borrowings decreasing by $116.5 million. The increase in average interest-bearing deposits was due primarily to the SBA PPP loans originated since March 31, 2020. The average balance of interest-bearing liabilities increased by $82.9 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to PPP fundings. Despite this increase, there was a decrease of 51 basis points in the cost of interest-bearing liabilities which drove the decrease in interest expense. Average borrowings declined due primarily to maturities of FHLB advances. The balance of deposits associated with the SBA PPP loans are expected to decline significantly into the second half of 2021 as the funds are drawn by the borrowers and the loans are forgiven by the SBA.
Provision for Loan Losses
The Company continues to experience a low level of charge-offs and nonperforming loans. The provision for loan losses was an expense of $625 thousand for the three months ended June 30, 2021 compared with expense of $1.9 million for the same period in 2020. The provision expense recorded in the three months ended June 30, 2020 was driven by an increase in qualitative factor assumptions as a result of the COVID-19 pandemic; whereas, the provision expense recorded in the three months ended June 30, 2021 was driven by commercial loan production. During the three and six months ended June 30, 2021, the Company's COVID-19 related reserve was reversed by $800 thousand and $1.7 million, respectively, due to strong credit performance. Net charge-offs in the three months ended June 30, 2021 totaled $211 thousand, compared to net charge-offs of $186 thousand in the comparable prior year period.
Additional information is included in the "Credit Risk Management" section herein.

Noninterest Income
The following table compares noninterest income for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		$ Change	% Change
	2021	2020	2021-2020	2021-2020
Service charges on deposit accounts	$698	$554	$144	26%
Interchange income	1,064	819	245	30%
Other service charges, commissions and fees	182	165	17	10%
Swap fees	15	232	(217)	(94)%
Trust and investment management income	2,020	1,696	324	19%
Brokerage income	910	599	311	52%
Mortgage banking activities	1,162	1,609	(447)	(28)%
Gain on sale of portfolio loans	—	925	(925)	(100)%
Income from life insurance	564	532	32	6%
Other income	38	53	(15)	(28)%
Investment securities gains	11	9	2	22%
Total noninterest income	$6,664	$7,193	$(529)	(7)%

The following factors contributed to the more significant changes in noninterest income between the three months ended June 30, 2021 and 2020:
•Service charges on deposit accounts increased in 2021 due to fee waivers implemented in 2020 due to the COVID-19 pandemic and increased deposit account activity associated with the re-opening of the economy in the second quarter of 2021.
•Interchange income grew from 2020 to 2021 due to increased spending upon the reopening of the economy and expanded usage of debit cards by consumers.
•Swap fees declined due to the interest rate environment as market rates are expected to remain low for an extended period of time.
•Strong market conditions and the addition of new clients continue to drive trust and investment management income and brokerage income.
•Mortgage banking income decreased by $447 thousand. This change was driven by a decrease of $767 thousand in the fair value of interest rate lock commitments, offset by the MSR valuation reserve reversal of $45 thousand in the three months ended June 30, 2021 compared to the impairment charge of $319 thousand in the three months ended June 30, 2020.
•Gain on sale of portfolio loans decreased from the prior year. During the three months ended June 30, 2020, the Bank recorded $925 thousand in gains due to the sale of $1.7 million of classified loans.
•Other line items within noninterest income showed fluctuations between 2021 and 2020 attributable to normal business operations.

Noninterest Expenses
The following table compares noninterest expenses for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		$ Change	% Change
	2021	2020	2021-2020	2021-2020
Salaries and employee benefits	$10,212	$10,063	$149	1.5%
Occupancy	1,098	1,122	(24)	(2.1)%
Furniture and equipment	1,302	1,204	98	8.1%
Data processing	1,032	791	241	30.5%
Automated teller machine and interchange fees	319	249	70	28.1%
Advertising and bank promotions	274	167	107	64.1%
FDIC insurance	158	214	(56)	(26.2)%
Professional services	579	1,021	(442)	(43.3)%
Directors' compensation	235	264	(29)	(11.0)%
Taxes other than income	462	449	13	2.9%
Intangible asset amortization	324	404	(80)	(19.8)%
Other operating expenses	1,038	2,483	(1,445)	(58.2)%
Total noninterest expenses	$17,033	$18,431	$(1,398)	(7.6)%

The following factors contributed to the more significant changes in noninterest expenses between the three months ended June 30, 2021 and 2020:
•Data processing expenses increased by $241 thousand due primarily due to increased trust, tax and loan activity.
•Advertising and bank promotions increased by $107 thousand due primarily to reduced marketing efforts in 2020 due to the COVID-19 pandemic.
•The decrease in FDIC insurance expense is due to the reduced FDIC scorecard rate.
•Professional services decreased by $442 thousand due to legal costs incurred in the three months ended June 30, 2020 in connection with the SEPTA litigation.
•Intangible asset amortization decreased principally due to the elimination of a customer intangible associated with the discontinuance of Wheatland Advisors, Inc. on July 31, 2020 and full amortization of a covenant not to compete in 2020.
•Other operating expenses declined by $1.4 million due to a reduction in the reserve for unfunded commitments of $606 thousand and charges in the three months ended June 30, 2020 that included a reduction of $544 thousand in the fair value of a property held for sale and an impairment charge of $152 thousand on a customer list intangible asset due to the discontinuance of Wheatland.
•Other line items within noninterest expenses showed fluctuations between 2021 and 2020 attributable to normal business operations.

Income Tax Expense
Income tax expense totaled $2.1 million, an effective tax rate of 19.5%, for the three months ended June 30, 2021, compared with $1.3 million, an effective tax rate of 17.0%, for the three months ended June 30, 2020. The Company’s effective tax rate is less than the 21% federal statutory rate, principally due to tax-free income, which includes interest income on tax-free loans and securities and income from life insurance policies, federal income tax credits, and the impact of non-tax deductible expenses. The difference in the effective tax rate from the three months ended June 30, 2020 to the three months ended June 30, 2021 was due primarily to an increase in estimated earnings before income taxes for the full 2021 fiscal year.
Summary
Six months ended June 30, 2021 compared with six months ended June 30, 2020
Summary
Net income totaled $19.0 million for the six months ended June 30, 2021 compared with net income of $11.4 million for the same period in 2020. Diluted earnings per share for the six months ended June 30, 2021 totaled $1.71, compared with $1.04 for the six months ended June 30, 2020. Net interest income positively influenced results of operations, and totaled $43.8 million for the six months ended June 30, 2021, a $4.7 million increase from $39.1 million in the six months ended June 30, 2020. Noninterest income totaled $14.2 million for the six months ended June 30, 2021 compared with $14.3 million in the six months ended June 30, 2020. Noninterest expenses totaled $34.8 million and $36.7 million for the six months ended June 30, 2021 and 2020, respectively.
The comparability of operating results for 2021 with 2020 have generally been impacted by the SBA PPP loans originated subsequent to March 31, 2020.
Net Interest Income
Net interest income increased by $4.7 million, from $39.1 million to $43.8 million, for the six months ended June 30, 2021 compared with the six months ended June 30, 2020. Interest income on loans increased by $874 thousand, from $42.0 million to $42.8 million, investment securities interest income decreased by $2.3 million, from $6.9 million to $4.6 million, and total interest expense decreased by $6.1 million from $9.9 million to $3.8 million, in comparing the six months ended June 30, 2021 with the six months ended June 30, 2020.

The following table presents net interest income, net interest spread and net interest margin for the six months ended June 30, 2021 and 2020 on a taxable-equivalent basis:

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$218,216	$120	0.11%	$25,409	$92	0.73%
Investment securities (1)	453,108	4,933	2.20	497,418	7,124	2.88
Loans (1)(2)(3)	2,023,858	42,949	4.28	1,820,830	42,199	4.66
Total interest-earning assets	2,695,182	48,002	3.59	2,343,657	49,415	4.24
Other assets	185,791			194,543
Total	$2,880,973			$2,538,200
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$1,364,483	728	0.11	$1,063,460	3,161	0.60
Savings deposits	192,039	96	0.10	155,966	127	0.16
Time deposits	389,828	1,649	0.85	483,014	4,376	1.82
Securities sold under agreements to repurchase	21,937	17	0.16	15,499	52	0.67
FHLB Advances and other	57,948	335	1.17	181,372	1,210	1.34
Subordinated notes	31,916	1,004	6.29	31,860	1,003	6.29
Total interest-bearing liabilities	2,058,151	3,829	0.38	1,931,171	9,929	1.03
Noninterest-bearing demand deposits	531,313			351,208
Other	36,906			35,139
Total liabilities	2,626,370			2,317,518
Shareholders’ equity	254,603			220,682
Total	$2,880,973			$2,538,200
Taxable-equivalent net interest income /net interest spread		44,173	3.22%		39,486	3.21%
Taxable-equivalent net interest margin			3.31%			3.39%
Taxable-equivalent adjustment		(417)			(426)
Net interest income		$43,756			$39,060

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balances include nonaccrual loans.
(3)	Interest income on loans includes prepayment and late fees.

For the six months ended June 30, 2021, taxable-equivalent basis net interest income increased by $4.7 million compared with the six months ended June 30, 2020. The increase reflected an increase of $351.5 million in average interest-earning assets partially offset by an increase of $127.0 million in average interest-bearing liabilities from the six months ended June 30, 2020 to the six months ended June 30, 2021. These balances increased primarily due to the SBA PPP loans originated from April 2020 to May 2021.
Taxable-equivalent interest income earned on loans increased by $750 thousand year-over-year. The $203.0 million increase in average loan balance year-over-year reflects PPP originations, net of forgiveness, since June 30, 2020. SBA PPP loans averaged $467.5 million during the six months ended June 30, 2021 as compared to $175.6 million in the six months ended June 30, 2020. Partially offsetting the increase in loans from SBA PPP was a decrease in average residential mortgage loans during the period due to significant refinance activity in the low interest rate environment. For the six months ended June 30, 2021, interest income on loans includes $7.2 million of net deferred fees recognized associated with the SBA PPP loans. Net deferred fees of $11.2 million remain at June 30, 2021, which will be recognized over the life of the loans that is between two and five years, but can be accelerated upon satisfactorily completing forgiveness steps with the SBA. The yield on loans was 4.28% for the six months ended June 30, 2021 compared to 4.66% for the six months ended June 30, 2020. This decline reflects a reduction in market interest rates on variable rate loans in the portfolio and payoff of higher yielding loans. Accretion of purchase accounting adjustments was $676 thousand for the six months ended June 30, 2021 as compared to $1.9 million for the six months ended June 30, 2020. The six months ended June 30, 2021 and 2020 included $764 thousand and $743 thousand, respectively, of accelerated accretion related to the payoff of PCI loans.
Taxable-equivalent securities interest income decreased by $2.2 million year-over-year, with the taxable equivalent yield decreasing from 2.88% for the six months ended June 30, 2020 to 2.20% for the six months ended June 30, 2021. The 68 basis point decrease in taxable-equivalent yield on securities reflected the decreased interest rate environment between years and certain repositioning within the portfolio under the Company's asset/liability management strategies. Interest income on securities was also impacted by the decrease of $44.3 million in the average balance of securities from the six months ended June 30, 2020 to the six months ended June 30, 2021 due primarily to the sale of higher yielding securities during the six months ended June 30, 2021. As the Bank continues to execute its plan to grow relationship loans, it will seek to fund some of this loan growth through investment repayments. Given the current interest rate environment and slope of the yield curve, the Company expects liquidity to increase in both interest-bearing and noninterest-bearing demand balances, as it continues to look for investments that are consistent with its strategies.
Interest expense on deposits and borrowings decreased by $6.1 million year-over-year, with the average balance of interest-bearing deposits increasing by $243.9 million and the average balance of total borrowings decreasing by $116.9 million. The increase in average interest-bearing deposits was due primarily to the SBA PPP loans originated since June 30, 2020. The average balance of interest-bearing liabilities increased by $127.0 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to PPP fundings. There was a decrease of 65 basis points in the cost of interest-bearing liabilities which drove the decrease in interest expense, which was partially offset by the increase in the balance. Average borrowings declined due primarily to maturities of FHLB advances. The balance of deposits associated with the SBA PPP loans are expected to decline into the second half of 2021 as the funds are drawn by the borrowers.
Provision for Loan Losses
The Company continues to experience a low level of charge-offs and nonperforming loans. The provision for loan losses was negative $375 thousand for the six months ended June 30, 2021 compared with expense of $2.8 million for the same period in 2020. The provision expense recorded in the six months ended June 30, 2020 was driven by an increase in qualitative factor assumptions as a result of the COVID-19 pandemic. The negative provision recorded in the six months ended June 30, 2021 was due to the release of $1.7 million of the Company's COVID-19 related reserves, as the credit performance was strong in the past year. This reversal was partially offset by the impact of increased commercial loan production. Net charge-offs in the six months ended June 30, 2021 totaled $395 thousand, as compared to net charge-offs of $37 thousand in the comparable prior year period. Nonaccrual loans were 0.51% of gross loans at June 30, 2021, compared with 0.52% of gross loans at December 31, 2020. Nonaccrual loans decreased by $369 thousand from December 31, 2020 to June 30, 2021 and classified loans decreased by $4.4 million to $28.7 million from December 31, 2020 to June 30, 2021.
Additional information is included in the "Credit Risk Management" section herein.

Noninterest Income
The following table compares noninterest income for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		$ Change	% Change
	2021	2020	2021-2020	2021-2020
Service charges on deposit accounts	$1,435	$1,401	$34	2%
Interchange income	2,019	1,607	412	26%
Other service charges, commissions and fees	330	305	25	8%
Swap fees	68	432	(364)	(84)%
Trust and investment management income	3,932	3,336	596	18%
Brokerage income	1,721	1,318	403	31%
Mortgage banking activities	3,351	1,941	1,410	73%
Gain on sale of portfolio loans	—	2,803	(2,803)	(100)%
Income from life insurance	1,121	1,072	49	5%
Other income	75	83	(8)	(10)%
Investment securities gains (losses)	156	(31)	187	603%
Total noninterest income	$14,208	$14,267	$(59)	—%

The following factors contributed to the more significant changes in noninterest income between the six months ended June 30, 2021 and 2020:

•Interchange income grew from 2020 to 2021 due to increased spending upon the reopening of the economy and expanded usage of debit cards by consumers.
•Swap fees declined due to the interest rate environment as market rates are expected to remain low for an extended period of time
•Strong market conditions and the addition of new clients continue to drive trust and investment management and brokerage income.
•Mortgage banking income increased by $1.4 million due to strong refinance activity in the first quarter of 2021 resulting from the decrease in interest rates, and the gain on sale margin increased. Loans sold in the six months ended June 30, 2021 totaled $109.9 million compared with $71.8 million in the six months ended June 30, 2020. During the six months ended June 30, 2021, the Company recorded a MSR valuation reserve reversal of $651 thousand driven by market interest rate increases compared to a MSR impairment charge of $820 in the six months ended thousand June 30, 2020 driven by significant market interest rate reductions caused by the COVID-19 pandemic.
•Gain on sale of portfolio loans declined from 2020 to 2021. During the six months ended June 30, 2020, the Bank recorded $2.8 million in gains due to the sale of $10.9 million of classified loans for net gains of $2.5 million, and the sale of an $11.0 million portfolio of recreational vehicle loans for a gain of $314 thousand.
•During the six months ended June 30, 2021, the Company recorded net investment securities gains of $156 thousand due to the sale of 14 commercial mortgage-backed securities and a market value increase in the value of an equity security. The Company recognized net investment securities losses of $31 thousand in the six months ended June 30, 2020 due to the decrease in the value of an equity security.
•Other line items within noninterest income showed fluctuations between 2021 and 2020 attributable to normal business operations.

Noninterest Expenses
The following table compares noninterest expenses for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		$ Change	% Change
	2021	2020	2021-2020	2021-2020
Salaries and employee benefits	$20,409	$21,657	$(1,248)	(5.8)%
Occupancy	2,338	2,249	89	4.0%
Furniture and equipment	2,580	2,366	214	9.0%
Data processing	2,051	1,662	389	23.4%
Automated teller machine and interchange fees	568	500	68	13.6%
Advertising and bank promotions	699	956	(257)	(26.9)%
FDIC insurance	352	261	91	34.9%
Professional services	1,300	1,737	(437)	(25.2)%
Directors' compensation	469	465	4	0.9%
Taxes other than income	913	451	462	102.4%
Intangible asset amortization	658	867	(209)	(24.1)%
Insurance claim receivable recovery	—	(486)	486	(100.0)%
Other operating expenses	2,479	4,050	(1,571)	(38.8)%
Total noninterest expenses	$34,816	$36,735	$(1,919)	(5.2)%

The following factors contributed to the more significant changes in noninterest expenses between the six months ended June 30, 2021 and 2020:
•The decrease in salaries and employee benefits was primarily due to reduced staffing as a result of the prior year's restructurings, as well as lower health insurance costs.
•Data processing expenses increased $389 thousand due primarily due to increased trust, tax and loan activity.
•Advertising and bank promotions decreased by $257 thousand due primarily to the timing of an annual Educational Improvement Tax Credit ("EITC") Program contribution in the prior year. It is anticipated that EITC contributions will be made later in 2021.
•The increase in FDIC insurance expense reflects the increase in FDIC assessments during 2021 compared to 2020, which is impacted by average assets, the FDIC scorecard rate and credits in the six months ended June 30, 2020.
•Professional services decreased $437 thousand due to legal costs incurred in the three months ended June 30, 2020 in connection with the SEPTA litigation.
•Taxes other than income increased by $462 thousand from the prior year due to the timing of the aforementioned EITC contribution and resulting tax credit in the prior year.
•Intangible asset amortization decreased principally due to the elimination of a customer intangible associated with the discontinuance of Wheatland Advisors, Inc. on July 31, 2020 and full amortization of a covenant not to compete in 2020.
•During the six months ended June 30, 2020, $486 thousand of refunds were received from an insurance company related to a 2018 cyber security incident.
•Other operating expenses declined $1.57 million due to a reduction in the reserve for unfunded commitments of $166 thousand and charges in the six months ended June 30, 2020 that included a reduction of $544 thousand in the fair value of a property held for sale and an impairment charge of $152 thousand on a customer list intangible asset due to the discontinuance of Wheatland.
•Other line items within noninterest expenses showed fluctuations between 2021 and 2020 attributable to normal business operations.

Income Tax Expense
Income tax expense totaled $4.5 million, an effective tax rate of 19.3%, for the six months ended June 30, 2021, compared with $2.3 million, an effective tax rate of 17.0%, for the six months ended June 30, 2020. The Company’s effective tax rate is less than the 21% federal statutory rate, principally due to tax-free income, which includes interest income on tax-free loans and securities and income from life insurance policies, federal income tax credits, and the impact of non-tax deductible expenses. The difference in the effective tax rate from the six months ended June 30, 2020 to the six months ended June 30, 2021 was due primarily to an increase in estimated earnings before income taxes for the 2021 fiscal year.

FINANCIAL CONDITION
Management devotes substantial time to overseeing the investment of funds in loans and investment securities and the formulation of policies directed toward the profitability and management of the risks associated with these investments.
Investment Securities
The Company utilizes investment securities to manage interest rate risk, to enhance income through interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. At June 30, 2021, investment securities totaled $450.4 million, a decrease of $16.1 million, from the $466.5 million balance at December 31, 2020. During the six months ended June 30, 2021, the Company sold $75.6 million of commercial mortgage-backed securities for a net gain of $128 thousand.
During the six months ended June 30, 2021 and 2020, the Company recorded a gain of $28 thousand and a loss of $31 thousand, respectively, due to market value adjustments on an equity security. The balance of investment securities included net unrealized gains of $10.0 million at June 30, 2021 as compared to net unrealized gains of $5.5 million at December 31, 2020. This increase reflects the impact of improved market rates on the Company's investment security portfolio.
The following table summarizes the credit ratings and collateral associated with the Company's investment portfolio, excluding equity securities, at June 30, 2021:

Sector	Portfolio Mix	Amortized Book	Fair Value	Credit Enhancement	AAA	AA	A	BBB	NR	Collateral Type
Unsecured ABS	1%	$4,044	$4,086	53%	—%	—%	—%	—%	100%	Unsecured Consumer Debt
Student Loan ABS	2%	9,945	9,882	26%	—%	—%	—%	—%	100%	Seasoned Student Loans
Federal Family Education Loan ABS	41%	176,220	176,388	6%	71%	16%	13%	—%	—%	Federal Family Education Loan (1)
PACE Loan ABS	1%	4,525	4,644	6%	100%	—%	—%	—%	—%	PACE Loans
Non-Agency RMBS	3%	14,013	14,642	47%	100%	—%	—%	—%	—%	Reverse Mortgages (2)
Municipal - General Obligation	19%	83,541	89,179		2%	90%	8%	—%	—%
Municipal - Revenue	15%	66,344	70,237		—%	70%	15%	—%	15%
SBA ReRemic	2%	9,783	9,772		—%	100%	—%	—%	—%	SBA Guarantee (3)
Agency MBS	16%	71,597	71,173		—%	100%	—%	—%	—%	Residential Mortgages (3)
Bank CDs	—%	249	249		—%	—%	—%	—%	100%	FDIC Insured CD
	100%	$440,261	$450,252		33%	52%	9%	—%	6%

(1) Minimum of 97% guaranteed by U.S. government
(2) Reverse mortgages fund over time, credit enhancement is estimated based on prior experience
(3) 100% guaranteed by U.S. government agencies

Note : Ratings in table are the lowest of the six rating agencies (Standard & Poor's, Moody's, Morningstar, DBRS, KBRA and Fitch). Standard & Poor's rates U.S. government obligations at AA+

Loan Portfolio
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
The following table presents the loan portfolio, excluding residential LHFS, by segment and class at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Commercial real estate:
Owner occupied	$191,595	$174,908
Non-owner occupied	471,541	409,567
Multi-family	112,420	113,635
Non-owner occupied residential	99,631	114,505
Acquisition and development:
1-4 family residential construction	9,686	9,486
Commercial and land development	55,330	51,826
Commercial and industrial (1)	599,123	647,368
Municipal	14,452	20,523
Residential mortgage:
First lien	211,918	244,321
Home equity - term	8,321	10,169
Home equity - lines of credit	149,601	157,021
Installment and other loans	21,765	26,361
	$1,945,383	$1,979,690
(1) This balance includes $355.6 million and $403.3 million of SBA PPP loans at June 30, 2021 and December 31, 2020, respectively.
Total loans declined by $34.3 million from December 31, 2020 to June 30, 2021. This decrease is due primarily to SBA PPP loan forgiveness of $277.8 million in the six months ended June 30, 2021 and payoffs in the residential mortgage loan portfolio, partially offset by commercial loan production during the six months ended June 30, 2021.
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
The following table presents the Company’s risk elements, including the aggregate balances of nonaccrual loans, restructured loans still accruing, loans past due 90 days or more, and OREO as of June 30, 2021 and December 31, 2020. Relevant asset quality ratios are also presented.

	June 30, 2021	December 31, 2020
Nonaccrual loans	$9,941	$10,310
OREO	—	—
Total nonperforming assets	9,941	10,310
Restructured loans still accruing	852	934
Loans past due 90 days or more and still accruing	212	554
Total nonperforming and other risk assets (total risk assets)	$11,005	$11,798
Loans 30-89 days past due	$1,575	$10,291
Asset quality ratios:
Total nonaccrual loans to total loans	0.51%	0.52%
Total nonperforming assets to total assets	0.34%	0.37%
Total nonperforming assets to total loans and OREO	0.51%	0.52%
Total risk assets to total loans and OREO	0.57%	0.60%
Total risk assets to total assets	0.38%	0.43%
ALL to total loans	1.00%	1.02%
ALL to nonperforming loans	194.96%	195.45%
ALL to nonperforming loans and restructured loans still accruing	179.57%	179.22%

Total nonperforming and other risk assets decreased by $793 thousand, or 6.7%, from December 31, 2020 to June 30, 2021. There was a net reduction of $369 thousand in non-accrual loans due to payment activity and a decrease of $342 thousand in loans past 90 days and still accruing from December 31, 2020 to June 30, 2021.

The following table presents detail of impaired loans at June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
	Nonaccrual Loans	Restructured Loans Still Accruing	Total	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$4,299	$27	$4,326	$3,232	$28	$3,260
Multi-family	—	—	—	—	—	—
Non-owner occupied residential	253	—	253	268	—	268
Acquisition and development:
Commercial and land development	—	—	—	814	—	814
Commercial and industrial	3,174	—	3,174	3,639	—	3,639
Residential mortgage:
First lien	1,738	823	2,561	1,730	898	2,628
Home equity - term	17	—	17	10	—	10
Home equity - lines of credit	446	2	448	600	8	608
Installment and other loans	14	—	14	17	—	17
	$9,941	$852	$10,793	$10,310	$934	$11,244
The following table presents our exposure to borrowers with impaired loans, partial charge-offs taken to date and specific reserves established on the borrowing relationships at June 30, 2021 and December 31, 2020. Of the relationships deemed to be impaired at June 30, 2021, two had a recorded balance in excess of $1.0 million, and 63, which represents 34.4% of total impaired loans, had recorded balances of less than $250 thousand.

	# of Relationships	Recorded Investment	Partial Charge-offs to Date	Specific Reserves
June 30, 2021
Relationships greater than $1,000,000	2	$5,409	$—	$—
Relationships greater than $500,000 but less than $1,000,000	1	631	17	—
Relationships greater than $250,000 but less than $500,000	3	1,036	183	—
Relationships less than $250,000	63	3,717	545	31
	69	$10,793	$745	$31
December 31, 2020
Relationships greater than $1,000,000	2	$5,639	$—	$—
Relationships greater than $500,000 but less than $1,000,000	2	1,211	17	—
Relationships greater than $250,000 but less than $500,000	2	637	—	—
Relationships less than $250,000	65	3,757	545	33
	71	$11,244	$562	$33

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
In its individual loan impairment analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve include an evaluation of the outstanding loan balance and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships at June 30, 2021. However, over time, additional information may result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
In an effort to assist clients that were negatively impacted by the COVID-19 pandemic, the Bank offered various mitigation options, including a loan payment deferral program. Under this program, most commercial deferrals were for a 90-

day period, while most consumer deferrals were for a 180-day period. As of June 30, 2021, the Company had loan deferrals under this program for commercial and consumer clients with a total loan balance of $3.5 million and $402 thousand, respectively. In accordance with the revised Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus issued on April 7, 2020, these deferrals are exempt from TDR status as they meet the specified requirements.
The following table summarizes outstanding COVID-19 related modifications, including deferrals and forbearances at June 30, 2021 and December 31, 2020:

Loan Type	Amount of Loans		Percent of Non-PPP Loans
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Commercial	$3,525	$15,702	0.3%	1.4%
Consumer Portfolio Loans	402	2,504	0.1	0.6
Total Loans	$3,927	$18,206	0.3%	1.2%

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

The following table summarizes the Company’s internal risk ratings at June 30, 2021 and December 31, 2020:

	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	PCI Loans	Total
June 30, 2021
Commercial real estate:
Owner occupied	$166,636	$10,690	$7,554	$4,326	$—	$2,389	$191,595
Non-owner occupied	422,074	48,779	367	—	—	321	471,541
Multi-family	91,959	19,836	625	—	—	—	112,420
Non-owner occupied residential	94,035	2,690	1,435	253	—	1,218	99,631
Acquisition and development:
1-4 family residential construction	9,686	—	—	—	—	—	9,686
Commercial and land development	54,179	643	508	—	—	—	55,330
Commercial and industrial	578,129	10,485	5,022	3,174	—	2,313	599,123
Municipal	14,452	—	—	—	—	—	14,452
Residential mortgage:
First lien	204,353	—	—	2,561	—	5,004	211,918
Home equity - term	8,288	—	—	17	—	16	8,321
Home equity - lines of credit	149,078	22	53	448	—	—	149,601
Installment and other loans	21,713	—	—	14	—	38	21,765
	$1,814,582	$93,145	$15,564	$10,793	$—	$11,299	$1,945,383
December 31, 2020
Commercial real estate:
Owner occupied	$148,846	$12,491	$7,855	$3,260	$—	$2,456	$174,908
Non-owner occupied	351,860	57,378	—	—	—	329	409,567
Multi-family	92,769	20,224	642	—	—	—	113,635
Non-owner occupied residential	107,557	3,948	1,422	268	—	1,310	114,505
Acquisition and development:
1-4 family residential construction	9,101	385	—	—	—	—	9,486
Commercial and land development	49,832	655	525	814	—	—	51,826
Commercial and industrial	617,213	17,561	6,118	3,639	—	2,837	647,368
Municipal	20,523	—	—	—	—	—	20,523
Residential mortgage:
First lien	236,381	—	—	2,628	—	5,312	244,321
Home equity - term	10,076	—	64	10	—	19	10,169
Home equity - lines of credit	156,264	95	54	608	—	—	157,021
Installment and other loans	26,283	—	—	17	—	61	26,361
	$1,826,705	$112,737	$16,680	$11,244	$—	$12,324	$1,979,690

Potential problem loans are defined as performing loans which have characteristics that cause management concern over the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming loans in the future. Generally, management feels that Substandard loans that are currently performing and not considered impaired result in some doubt as to the borrower’s ability to continue to perform under the terms of the loan, and represent potential problem loans. Additionally, the Special Mention classification is intended to be a temporary classification reflective of loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Company’s position at some future date. Special Mention loans represent an elevated risk, but their weakness does not yet justify a more severe, or classified, rating. These loans require inquiry by lenders on the cause of the potential weakness and, once analyzed, the loan classification may be downgraded to Substandard or, alternatively, could be upgraded to Pass. Special Mention loans decreased by $19.6 million from December 31, 2020 to June 30, 2021 due to continued improvements in economic conditions as COVID-19 restrictions are eased and government stimulus drives increases in spending.
The following table summarizes activity in the ALL for the three and six months ended June 30, 2021 and 2020:

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
June 30, 2021
Balance, beginning of period	$10,671	$1,046	$3,714	$38	$15,469	$3,058	$208	$3,266	$232	$18,967
Provision for loan losses	806	197	(223)	(9)	771	(142)	19	(123)	(23)	625
Charge-offs	(181)	—	(112)	—	(293)	(71)	(9)	(80)	—	(373)
Recoveries	19	—	116	—	135	18	9	27	—	162
Balance, end of period	$11,315	$1,243	$3,495	$29	$16,082	$2,863	$227	$3,090	$209	$19,381
June 30, 2020
Balance, beginning of period	$8,420	$1,033	$2,647	$99	$12,199	$3,139	$294	$3,433	$171	$15,803
Provision for loan losses	877	31	590	(24)	1,474	323	102	425	1	1,900
Charge-offs	—	—	(421)	—	(421)	(18)	(14)	(32)	—	(453)
Recoveries	50	5	100	—	155	108	4	112	—	267
Balance, end of period	$9,347	$1,069	$2,916	$75	$13,407	$3,552	$386	$3,938	$172	$17,517
Six Months Ended
June 30, 2021
Balance, beginning of period	$11,151	$1,114	$3,942	$40	$16,247	$3,362	$324	$3,686	$218	$20,151
Provision for loan losses	312	128	(277)	(11)	152	(431)	(87)	(518)	(9)	(375)
Charge-offs	(181)	—	(566)	—	(747)	(92)	(29)	(121)	—	(868)
Recoveries	33	1	396	—	430	24	19	43	—	473
Balance, end of period	$11,315	$1,243	$3,495	$29	$16,082	$2,863	$227	$3,090	$209	$19,381
June 30, 2020
Balance, beginning of period	$7,634	$959	$2,356	$100	$11,049	$3,147	$319	$3,466	$140	$14,655
Provision for loan losses	1,260	102	912	(25)	2,249	400	144	544	32	2,825
Charge-offs	—	—	(496)	—	(496)	(109)	(86)	(195)	—	(691)
Recoveries	453	8	144	—	605	114	9	123	—	728
Balance, end of period	$9,347	$1,069	$2,916	$75	$13,407	$3,552	$386	$3,938	$172	$17,517
The ALL at June 30, 2021, decreased by $770 thousand from December 31, 2020, reflecting a provision for loan losses decrease of $375 thousand during the six months ended June 30, 2021. The allowance for loan losses decreased in the six months ended June 30, 2021 as a result of the reduction of qualitative factor adjustments for the impact of the COVID-19 pandemic on the Bank’s loan portfolio as the COVID-19 related deferrals returned to normal paying status and the loans performed for an extended period of time, partially offset by the impact of increased commercial loan production. The increase of $1.9 million in the ALL from June 30, 2020 to June 30, 2021 reflects the COVID-19 related exposure in the loan portfolio and non-SBA PPP commercial loan production. Net charge-offs totaled $211 thousand and $395 thousand for the three and six months ended June 30, 2021, compared with net recoveries of $37 thousand for the six months ended June 30, 2020, and net charge-offs of $186 thousand for the three months ended June 30, 2020. Classified loans totaled $28.7 million at June 30, 2021, or 1.5% of total loans outstanding, reflecting a decrease from $33.1 million, or 1.7% of loans outstanding, at December 31, 2020. The asset quality ratios previously noted are indicative of the continued benefit the Company has received from favorable historical charge-off statistics and generally stable economic and market conditions for the last few years, even while the loan portfolio has been growing. Recent loan growth trends, as well as concerns regarding the COVID-19 pandemic, contributed to management's determination that an increased provision for loan losses was required to maintain an adequate ALL, with an

ALL to total loans ratio of 1.00% at June 30, 2021 as compared to 1.02% at December 31, 2020. Excluding SBA loans, which are 100% guaranteed, the ALL to total loans was 1.2% at June 30, 2021 and 1.3% at December 31, 2020.
Despite generally favorable historical charge-off data, the impact of the COVID-19 pandemic on economic conditions may result in the need for additional provisions for loan losses in future quarters.
The following table summarizes the ending loan balances individually or collectively evaluated for impairment based on loan type, as well as the ALL allocation for each, at June 30, 2021 and December 31, 2020, including PCI loans:

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
June 30, 2021
Loans allocated by:
Individually evaluated for impairment	$4,579	$—	$3,174	$—	$7,753	$3,026	$14	$3,040	$—	$10,793
Collectively evaluated for impairment	870,608	65,016	595,949	14,452	1,546,025	366,814	21,751	388,565	—	1,934,590
	$875,187	$65,016	$599,123	$14,452	$1,553,778	$369,840	$21,765	$391,605	$—	$1,945,383
ALL allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$31	$—	$31	$—	$31
Collectively evaluated for impairment	11,315	1,243	3,495	29	16,082	2,832	227	3,059	209	19,350
	$11,315	$1,243	$3,495	$29	$16,082	$2,863	$227	$3,090	$209	$19,381
December 31, 2020
Loans allocated by:
Individually evaluated for impairment	$3,528	$814	$3,639	$—	$7,981	$3,246	$17	$3,263	$—	$11,244
Collectively evaluated for impairment	809,087	60,498	643,729	20,523	1,533,837	408,265	26,344	434,609	—	1,968,446
	$812,615	$61,312	$647,368	$20,523	$1,541,818	$411,511	$26,361	$437,872	$—	$1,979,690
ALL allocated by:
Individually evaluated for impairment	$—	$—	$1	$—	$1	$33	$—	$33	$—	$34
Collectively evaluated for impairment	11,151	1,114	3,941	40	16,246	3,329	324	3,653	218	20,117
	$11,151	$1,114	$3,942	$40	$16,247	$3,362	$324	$3,686	$218	$20,151

In addition to the specific reserve allocations on impaired loans noted previously, 12 loans, with aggregate outstanding principal balances of $1.6 million, have had cumulative partial charge-offs to the ALL totaling $745 thousand at June 30, 2021. As updated appraisals are received on collateral-dependent loans, partial charge-offs are taken to the extent the loans’ principal balance exceeds their fair value.
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
The unallocated portion of the ALL reflects estimated inherent losses within the portfolio that have not been detected, as well as the risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the ALL totaled $209 thousand, or 1.1% of the ALL balance, at June 30, 2021 compared with $218 thousand, or 1.1% of the ALL balance at December 31, 2020. The Company monitors the unallocated portion of the ALL and, by policy, has determined it should not exceed 3% of the total reserve. Future negative provisions for loan losses may result if the unallocated portion was to increase, and management determined the reserves were not required for the anticipated risk in the portfolio.
Management believes the Company’s ALL is adequate based on currently available information. Future adjustments to the ALL and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.
Deposits
Deposits totaled $2.5 billion at June 30, 2021, an increase of $137.2 million, or 5.8%, from $2.4 billion at December 31, 2020.
Noninterest-bearing deposits increased by $72.4 million, or 15.8%, from December 31, 2020 to June 30, 2021. Interest-bearing deposits totaled $2.0 billion at June 30, 2021, an increase of $64.9 million, or 3.4%, from the $1.9 billion balance at December 31, 2020.
Deposit growth in the first six months of 2021 was principally due to the high usage of checking accounts for SBA PPP loan funds. As the SBA PPP clients utilize their borrowings to fund operations, the associated deposits are expected to decline.
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
Shareholders’ equity totaled $265.9 million at June 30, 2021, an increase of $19.7 million, or 8.0%, from $246.2 million at December 31, 2020. The increase was primarily attributable to net income totaling $19.0 million and other comprehensive income of $4.2 million for the six months ended June 30, 2021. This is offset by dividends paid on common stock totaling $4.0 million during the six months ended June 30, 2021.
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
At June 30, 2021 and December 31, 2020, the Bank was considered well capitalized under applicable banking regulations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Prompt corrective action provisions are not applicable to bank holding companies, including financial holding companies.
Note 8, Shareholders' Equity and Regulatory Capital, to the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1, "Financial Information," includes a table presenting capital amounts and ratios for the Company and the Bank at June 30, 2021 and December 31, 2020.
In addition to the minimum capital ratio requirement and minimum capital ratio to be well capitalized presented in the referenced table in Note 8, the Bank must maintain a capital conservation buffer as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, Item 1 - Business, under the topic Basel III Capital Rules. At June 30, 2021, the Bank's capital conservation buffer, based on the most restrictive Total Capital to risk weighted assets capital ratio, was 6.6%, which is greater than the 2.5% requirement.

Liquidity
The primary function of asset/liability management is to ensure adequate liquidity and manage the Company’s sensitivity to changing interest rates. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities, the sale of mortgage loans and borrowings from the FHLB of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The maximum borrowing capacity from the FHLB is $802.5 million at June 30, 2021.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management policy. Unencumbered investment securities totaled $137.9 million at June 30, 2021. At June 30, 2021, the Company had $68.7 million of investment securities pledged at the FRB Discount Window, with no associated borrowings outstanding.
The Company applied for and received access to the Paycheck Protection Program Liquidity Facility ("PPPLF"), created by the FRB for the pledging of PPP loans, to further expand its already robust access to off balance sheet liquidity. At June 30, 2021, the Company had no borrowings outstanding through the PPPLF.
Supplemental Reporting of Non-GAAP Measures
As a result of acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $23.5 million and $24.2 million at June 30, 2021 and December 31, 2020, respectively.
Management believes providing certain “non-GAAP” financial information will assist investors in their understanding of the effect of acquisition activity on reported results, particularly to overcome comparability issues related to the influence of intangibles (principally goodwill) created in acquisitions.
Tangible book value per share and the allowance to non-SBA guarantee loans, as used by the Company in this supplemental reporting presentation, are determined by methods other than in accordance with GAAP. While we believe this information is a useful supplement to GAAP based measures presented in this Form 10-Q, readers are cautioned that this non-GAAP disclosure has limitations as an analytical tool, should not be viewed as a substitute for financial measures determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of our results and financial condition as reported under GAAP, nor are such measures necessarily comparable to non-GAAP performance measures that may be presented by other companies. This supplemental presentation should not be construed as an inference that our future results will be unaffected by similar adjustments to be determined in accordance with GAAP.
The following table presents the computation of each non-GAAP based measure shown together with its most directly comparable GAAP based measure.

	June 30, 2021	December 31, 2020
Tangible Book Value per Common Share
Shareholders' equity	$265,938	$246,249
Less: Goodwill	18,724	18,724
Other intangible assets	4,800	5,458
Related tax effect	(1,008)	(1,146)
Tangible common equity (non-GAAP)	$243,422	$223,213

Common shares outstanding	11,263	11,201
Book value per share (most directly comparable GAAP based measure)	$23.61	$21.98
Intangible assets per share	2.00	2.05
Tangible book value per share (non-GAAP)	$21.61	$19.93

	June 30, 2021	December 31, 2020
Allowance to Non-SBA Guaranteed Loans:
Allowance for loan losses	$19,381	$20,151
Gross loans	$1,945,383	$1,979,690
less: SBA guaranteed loans	(356,905)	(404,205)
Non-SBA guaranteed loans	$1,588,478	$1,575,485

Allowance to non-SBA guaranteed loans	1.2%	1.3%

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
The simulation analysis results are presented in the Net Interest Income table below. At June 30, 2021 and December 31, 2020, results indicated the Company would be better positioned over the subsequent 12 months in an increasing rate environment than it would be if interest rates decreased. This is due to the level of floating rate loans on the Company's balance sheet, a shift in the mix of liabilities to fewer certificates of deposit and more noninterest-bearing deposits, and the steep decline in interest rates over the past year. The Company has become more asset sensitive since December 31, 2020 due to the increase in liquidity, specifically through non-interest bearing deposits. As such, an increase in interest rates would benefit the Company more than in prior periods.
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
At June 30, 2021, similar to at December 31, 2020, these results indicate the Company would be better positioned in a rising interest rate environment than it would be if interest rates decreased. As a result of the low interest rates at June 30, 2021, the impact of increased rates on the economic value of the balance sheet would be substantial. To improve the comparability across periods, the Company follows best practices and maintains the size and mix of the period end balance sheet; thus, the results do not reflect actions management may take to improve results.

Net Interest Income			Economic Value
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates (basis points)	June 30, 2021	December 31, 2020	Change in Market Interest Rates (basis points)	June 30, 2021	December 31, 2020
(100)	(1.0)%	(0.8)%	(100)	(54.0)%	(99.6)%
100	4.0%	1.7%	100	33.0%	70.7%
200	7.0%	2.4%	200	54.0%	116.4%
300	7.7%	0.7%	300	67.0%	144.9%

Item 4. Controls and Procedures
Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at June 30, 2021.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at June 30, 2021.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the six months ended June 30, 2021.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
Information regarding legal proceedings is included in Note 12, Contingencies, to the Consolidated Financial Statements under Part I, Item 1, "Financial Statements" and incorporated herein by reference.

Item 1A – Risk Factors
There have been no material changes from the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. On April 19, 2021, the Board of Directors authorized the additional future repurchase of up to 562,000 shares of its outstanding common stock. Common stock available for future repurchase totals approximately 823,320 shares, or 7% of the Company's outstanding common stock at June 30, 2021. At June 30, 2021, 154,680 shares had been repurchased under the 2015 program at a total cost of $2.6 million, or $16.88 per share. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. No repurchases occurred during the three and six months ended June 30, 2021.

Item 3 – Defaults Upon Senior Securities
Not applicable.

Item 4 – Mine Safety Disclosures
Not applicable.

Item 5 – Other Information
None.

Item 6 – Exhibits

3.1	Articles of Incorporation as amended, incorporated by reference to Exhibit 3.1 of the Registrant’s Report on Form 8-K filed on January 29, 2010.

3.2	By-laws as amended, incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 8-K filed June 2, 2021.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed February 8, 2010 (File No. 333-164780).

10.1	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Neelesh Kalani incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed May 4, 2021.

10.2	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Neelesh Kalani incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed May 4, 2021.

31.1	Rule 13a – 14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a – 14(a)/15d-14(a) Certifications (Principal Financial Officer)

32.1	Section 1350 Certifications (Principal Executive Officer)

32.2	Section 1350 Certifications (Principal Financial Officer)

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

Date: August 5, 2021