Form 10-Q
period 2021-09-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2021-11-05
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s Common Stock as of November 1, 2021: 11,206,452.

ORRSTOWN FINANCIAL SERVICES, INC.

Glossary of Defined Terms
The following terms may be used throughout this Report, including the unaudited condensed consolidated financial statements and related notes.

Term	Definition

ALL	Allowance for loan losses
AFS	Available for sale
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Orrstown Bank, the commercial banking subsidiary of Orrstown Financial Services, Inc.
CDI	Core deposit intangible
CET1	Common Equity Tier 1
CMO	Collateralized mortgage obligation
CRE	Commercial real estate
EPS	Earnings per common share
ERM	Enterprise risk management
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross Domestic Deposit
GSE	U.S. government-sponsored enterprise
Hamilton	Hamilton Bancorp, Inc., and its wholly-owned banking subsidiary, Hamilton Bank, acquired May 1, 2019
IRC	Internal Revenue Code of 1986, as amended
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
MBS	Mortgage-backed securities
MPF Program	Mortgage Partnership Finance Program
MSR	Mortgage servicing right
NIM	Net interest margin
OCI	Other comprehensive income
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
2011 Plan	2011 Orrstown Financial Services, Inc. Incentive Stock Plan
PCI loans	Purchased credit impaired loans
PPP	Paycheck Protection Program
Repurchase Agreements	Securities sold under agreements to repurchase
ROU	Right of use (leases)
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
TDR	Troubled debt restructuring
Unless the context otherwise requires, the terms “Orrstown,” “we,” “us,” “our,” and “Company” refer to Orrstown Financial Services, Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

(Dollars in thousands, except per share amounts)	September 30, 2021	December 31, 2020
Assets
Cash and due from banks	$36,920	$26,203
Interest-bearing deposits with banks	274,495	99,055
Cash and cash equivalents	311,415	125,258
Restricted investments in bank stocks	7,051	10,563
Securities available for sale (amortized cost of $437,852 and $460,999 at September 30, 2021 and December 31, 2020, respectively)	445,018	466,465
Loans held for sale, at fair value	6,412	11,734
Loans	1,939,764	1,979,690
Less: Allowance for loan losses	(19,965)	(20,151)
Net loans	1,919,799	1,959,539
Premises and equipment, net	34,279	35,149
Cash surrender value of life insurance	69,792	68,554
Goodwill	18,724	18,724
Other intangible assets, net	4,486	5,458
Accrued interest receivable	8,015	8,927
Other assets	45,191	40,201
Total assets	$2,870,182	$2,750,572
Liabilities
Deposits:
Noninterest-bearing	$545,323	$456,778
Interest-bearing	1,956,785	1,900,102
Total deposits	2,502,108	2,356,880
Securities sold under agreements to repurchase	27,595	19,466
FHLB advances and other borrowings	2,003	58,045
Subordinated notes	31,948	31,903
Other liabilities	37,959	38,029
Total liabilities	2,601,613	2,504,323

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value—$0.05205 stated value per share 50,000,000 shares authorized; 11,248,917 shares issued and 11,205,052 outstanding at September 30, 2021; 11,257,046 shares issued and 11,201,317 outstanding at December 31, 2020	586	586
Additional paid - in capital	189,168	189,066
Retained earnings	74,122	54,099
Accumulated other comprehensive income	5,661	3,346
Treasury stock— 43,865 and 55,729 shares, at cost at September 30, 2021 and December 31, 2020, respectively	(968)	(848)
Total shareholders’ equity	268,569	246,249
Total liabilities and shareholders’ equity	$2,870,182	$2,750,572
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share amounts)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest income
Loans	$19,890	$21,645	$62,724	$63,605
Investment securities - taxable	1,514	2,145	5,007	8,378
Investment securities - tax-exempt	652	417	1,790	1,121
Short-term investments	135	9	255	101
Total interest income	22,191	24,216	69,776	73,205
Interest expense
Deposits	937	2,483	3,410	10,147
Securities sold under agreements to repurchase	8	20	25	72
FHLB advances and other borrowings	123	394	458	1,604
Subordinated notes	503	501	1,507	1,504
Total interest expense	1,571	3,398	5,400	13,327
Net interest income	20,620	20,818	64,376	59,878
Provision for loan losses	365	2,200	(10)	5,025
Net interest income after provision for loan losses	20,255	18,618	64,386	54,853
Noninterest income
Service charges on deposit accounts	796	684	2,231	2,085
Interchange income	1,030	900	3,049	2,507
Other service charges and fees	197	168	527	473
Swap fee income	67	95	135	527
Trust and investment management income	1,930	1,713	5,862	5,049
Brokerage income	987	751	2,708	2,069
Mortgage banking activities	1,333	1,985	4,684	3,926
Gains on sale of portfolio loans	—	—	—	2,803
Income from life insurance	569	543	1,690	1,615
Investment securities gains (losses)	479	(13)	635	(44)
Other income	263	35	338	118
Total noninterest income	7,651	6,861	21,859	21,128
Noninterest expenses
Salaries and employee benefits	11,498	10,695	31,907	32,352
Occupancy	1,154	1,231	3,492	3,480
Furniture and equipment	1,220	1,203	3,800	3,569
Data processing	990	958	3,041	2,620
Automated teller and interchange fees	294	278	862	778
Advertising and bank promotions	735	197	1,434	1,153
FDIC insurance	218	230	570	491
Professional services	562	603	1,862	2,340
Directors' compensation	155	214	624	679
Taxes other than income	16	453	929	904
Intangible asset amortization	314	357	972	1,224
Branch consolidation expenses	—	1,310	—	1,310
Insurance claim receivable recovery	—	—	—	(486)
Other operating expenses	1,879	1,536	4,358	5,586
Total noninterest expenses	19,035	19,265	53,851	56,000
Income before income tax expense	8,871	6,214	32,394	19,981
Income tax expense	1,679	1,237	6,219	3,577
Net income	$7,192	$4,977	$26,175	$16,404

Per share information:
Basic earnings per share	$0.66	$0.45	$2.38	$1.50
Diluted earnings per share	0.65	0.45	2.36	1.49
Dividends paid per share	0.19	0.17	0.55	0.51
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income	$7,192	$4,977	$26,175	$16,404
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on securities available for sale arising during the period	(2,346)	4,296	2,335	375
Reclassification adjustment for (gains) losses realized in net income	(479)	13	(635)	44
Net unrealized (losses) gains on securities available for sale	(2,825)	4,309	1,700	419
Tax effect	593	(904)	(357)	(87)
Total other comprehensive (loss) income, net of tax and reclassification adjustments on securities available for sale	(2,232)	3,405	1,343	332
Unrealized (losses) gains on interest rate swaps used in cash flow hedges	(183)	208	473	(1,893)
Reclassification adjustment for losses realized in net income	581	114	757	239
Net unrealized gains (losses) on interest rate swaps used in cash flow hedges	398	322	1,230	(1,654)
Tax effect	(83)	(68)	(258)	347
Total other comprehensive gains (losses), net of tax and reclassification adjustments on interest rate swaps used in cash flow hedges	315	254	972	(1,307)
Total other comprehensive (loss) income, net of tax and reclassification adjustments	(1,917)	3,659	2,315	(975)
Total comprehensive income	$5,275	$8,636	$28,490	$15,429
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended September 30, 2021
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Balance, July 1, 2021	$586	$188,772	$69,052	$7,578	$(50)	$265,938
Net income	—	—	7,192	—	—	7,192
Total other comprehensive loss, net of taxes	—	—	—	(1,917)	—	(1,917)
Cash dividends ($0.19 per share)	—	—	(2,122)	—	—	(2,122)
Share-based compensation plans:
16,593 net common shares acquired and 41,106 net treasury shares acquired, including compensation expense totaling $483	—	396	—	—	(918)	(522)
Balance, September 30, 2021	$586	$189,168	$74,122	$5,661	$(968)	$268,569

	Nine Months Ended September 30, 2021
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2021	$586	$189,066	$54,099	$3,346	$(848)	$246,249
Net income	—	—	26,175	—	—	26,175
Total other comprehensive income, net of taxes	—	—	—	2,315	—	2,315
Cash dividends ($0.55 per share)	—	—	(6,152)	—	—	(6,152)
Share-based compensation plans:
8,129 net common shares acquired and 11,864 net treasury shares issued, including compensation expense totaling $1,428	—	102	—	—	(120)	(18)
Balance, September 30, 2021	$586	$189,168	$74,122	$5,661	$(968)	$268,569

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

	Three Months Ended September 30, 2020
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, July 1, 2020	$586	$188,226	$42,862	$(5,114)	$(922)	$225,638
Net income	—	—	4,977	—	—	4,977
Total other comprehensive income, net of taxes	—	—	—	3,659	—	3,659
Cash dividends ($0.17 per share)	—	—	(1,901)	—	—	(1,901)
Share-based compensation plans:
11,383 net common shares forfeited and 5,634 net treasury shares issued, including compensation expense totaling $437	—	362	—	—	112	474
Balance, September 30, 2020	$586	$188,588	$45,938	$(1,455)	$(810)	$232,847

	Nine Months Ended September 30, 2020
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2020	$584	$188,365	$35,246	$(480)	$(466)	$223,249
Net income	—	—	16,404	—	—	16,404
Total other comprehensive loss, net of taxes	—	—	—	(975)	—	(975)
Cash dividends ($0.51 per share)	—	—	(5,712)	—	—	(5,712)
Share-based compensation plans:
36,442 net common shares issued and 32,804 net treasury shares acquired, including compensation expense totaling $1,613	2	223	—	—	(344)	(119)
Balance, September 30, 2020	$586	$188,588	$45,938	$(1,455)	$(810)	$232,847

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Nine Months Ended
(Dollars in thousands)	September 30, 2021	September 30, 2020
Cash flows from operating activities
Net income	$26,175	$16,404
Adjustments to reconcile net income to net cash provided by operating activities:
Net discount accretion	(690)	(2,898)
Depreciation and amortization expense	4,014	4,980
Impairment of intangibles	—	153
Provision for loan losses	(10)	5,025
Share-based compensation	1,428	1,613
Gains on sales of loans originated for sale	(3,980)	(4,028)
Mortgage loans originated for sale	(150,652)	(147,647)
Proceeds from sales of loans originated for sale	159,425	146,890
Gains on sale of portfolio loans	—	(2,803)
Net gain on disposal of OREO	—	164
Writedown of OREO	—	544
Deferred income taxes	(267)	(672)
Investment securities (gains) losses	(635)	44
Loss on derivative terminations	514	—
Income from life insurance	(1,690)	(1,615)
Decrease (increase) in accrued interest receivable	912	(2,772)
Increase in accrued interest payable and other liabilities	(221)	(504)
Other, net	(4,108)	3,460
Net cash provided by operating activities	30,215	16,338
Cash flows from investing activities
Proceeds from sales of AFS securities	149,038	—
Maturities, repayments and calls of AFS securities	30,525	38,970
Purchases of AFS securities	(156,912)	(26,691)
Net redemptions of restricted investments in bank stocks	3,512	3,538
Net decrease in loans	41,504	65,605
Proceeds from sales of portfolio loans	—	22,665
Purchases of bank premises and equipment	(891)	(914)
Proceeds from disposal of OREO	—	3,734
Proceeds from disposal of bank premises and equipment	—	59
Purchases of bank owned life insurance	—	(3,636)
Net cash provided by investing activities	66,776	103,330
Cash flows from financing activities
Net increase (decrease) in deposits	145,203	(63,761)
Net increase (decrease) in borrowings with original maturities less than 90 days	8,129	(137,424)
Proceeds from FHLB advances and other borrowings	—	180,955
Payments on FHLB advances and other borrowings	(56,042)	(60,649)
Settlement of terminated derivatives	(525)	—
Dividends paid	(6,152)	(5,712)
Acquisition of treasury stock	(1,069)	(1,170)
Shares repurchased as treasury stock for employee taxes associated with restricted stock vesting	(514)	(679)
Proceeds from issuance of employee stock purchase plan shares	136	116
Net cash provided by (used in) financing activities	89,166	(88,324)
Net increase in cash and cash equivalents	186,157	31,344
Cash and cash equivalents at beginning of period	125,258	55,963
Cash and cash equivalents at end of period	$311,415	$87,307

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,007	$13,387
Income taxes	4,100	—

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
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of Orrstown Financial Services, Inc. and its wholly owned subsidiary, the Bank. The Company has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, SEC rules that permit reduced disclosure for interim periods, and Article 10 of Regulation S-X. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements. The December 31, 2020 consolidated balance sheet information contained in this Quarterly Report on Form 10-Q was derived from the Company's 2020 audited consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. All significant intercompany transactions and accounts have been eliminated.
The Company's management has evaluated all activity of the Company and concluded that subsequent events are properly reflected in the Company's unaudited condensed consolidated financial statements and notes as required by GAAP.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The effects of the COVID-19 pandemic may impact material estimates. Material estimates that are particularly susceptible to significant change include the determination of the ALL and those used in valuation methodologies in areas with no observable market, such as loans, deposits, borrowings, goodwill, core deposit and other intangible assets, mortgage servicing rights, other assets and liabilities obtained or assumed in business combinations. Certain prior-year amounts have been reclassified to conform to the current year presentation. These reclassifications did not have a material impact on the Company's consolidated financial condition or results of operations.
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
Changes to the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The Company discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period due to circumstances, such as the impact of the COVID-19 pandemic. Upon discontinuance, the associated gains and losses deferred in accumulated other comprehensive income (loss) are reclassified immediately into earnings and subsequent changes in the fair value of the cash flow hedge are recognized in earnings. Such derivatives were used to hedge the variable cash flows associated with overnight borrowings. During the three and nine months ended September 30, 2021, the Company terminated its interest rate derivative designated as a cash flow hedge.
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
Leases - The Company evaluates its contracts at inception to determine if an arrangement either is a lease or contains one. Operating lease ROU assets are included in other assets and operating lease liabilities in accrued interest payable and other liabilities in the unaudited condensed consolidated balance sheets. The Company had no finance leases at September 30, 2021.
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 contains optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The optional expedients apply consistently to all contracts or transactions within the scope of this topic, while the optional expedients for hedging relationships can be elected on an individual basis. The Company has formed a cross-functional working group to lead the transition from LIBOR to a planned adoption of an alternate index. The Company currently plans to replace LIBOR with the 30-Day Average SOFR in its loan agreements. The Company is in the process of implementing fallback language for loans that will mature after 2021. The Company expects to adopt the LIBOR transition relief allowed under this standard, and is currently evaluating the potential impact of this guidance on its financial statements.

NOTE 2. INVESTMENT SECURITIES
At September 30, 2021 and December 31, 2020, all investment securities were classified as AFS. The following table summarizes amortized cost and fair value of investment securities, and the corresponding amounts of gross unrealized gains and losses recognized in AOCI, at September 30, 2021 and December 31, 2020:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2021
U.S. Treasury securities	$20,087	$—	$256	$19,831
States and political subdivisions	174,239	8,072	790	181,521
GSE residential MBSs	20,552	80	114	20,518
GSE residential CMOs	69,922	921	656	70,187
Non-agency CMOs	25,929	1	273	25,657
Asset-backed	126,726	457	276	126,907
Other	397	—	—	397
Totals	$437,852	$9,531	$2,365	$445,018
December 31, 2020
States and political subdivisions	$104,704	$9,091	$1,125	$112,670
GSE residential MBSs	4,197	96	—	4,293
GSE residential CMOs	56,856	2,226	1,071	58,011
Non-agency CMOs	16,505	413	—	16,918
Private label commercial CMOs	63,941	57	1,762	62,236
Asset-backed	214,425	171	2,630	211,966
Other	371	—	—	371
Totals	$460,999	$12,054	$6,588	$466,465

The following table summarizes investment securities with unrealized losses at September 30, 2021 and December 31, 2020, aggregated by major investment security type and the length of time in a continuous unrealized loss position.

	Less Than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
September 30, 2021
U.S. Treasury securities	3	$19,831	$256	—	$—	$—	3	$19,831	$256
States and political subdivisions	11	40,666	790	—	—	—	11	40,666	790
GSE residential MBSs	5	17,354	114	—	—	—	5	17,354	114
GSE residential CMOs	7	43,267	656	—	—	—	7	43,267	656
Non-agency CMOs	1	13,257	273	—	—	—	1	13,257	273
Asset-backed	2	19,084	14	3	36,067	262	5	55,151	276
Totals	29	$153,459	$2,103	3	$36,067	$262	32	$189,526	$2,365
December 31, 2020
States and political subdivisions	1	$9,079	$1,125	—	$—	$—	1	$9,079	$1,125
GSE residential CMOs	3	23,954	1,071	—	—	—	3	23,954	1,071
Private label commercial CMOs	1	4,314	685	10	42,403	1,077	11	46,717	1,762
Asset-backed	2	16,921	12	15	183,161	2,618	17	200,082	2,630
Totals	7	$54,268	$2,893	25	$225,564	$3,695	32	$279,832	$6,588

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
As of September 30, 2021, the Company had no cumulative OTTI. There were no OTTI charges recognized in earnings as a result of credit losses on investments in the three and nine months ended September 30, 2021 and 2020. During 2020, unrealized losses were substantially higher due to market uncertainty brought about by the COVID-19 pandemic. The sudden and desperate need for liquidity from many institutional pools of capital, combined with the global economic implications of the COVID-19 pandemic, caused significant widening of spreads. Market conditions improved in the second half of 2020 and into 2021 as the uncertainty dissipated with economies re-opening and the distribution of vaccines.
U.S. Treasury Securities. The unrealized losses presented in the table above have been caused by an increase in rates from the time these securities were purchased. Management considers the full faith and credit of the U.S. government in determining whether a security is OTTI. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at September 30, 2021.
States and Political Subdivisions. The unrealized losses presented in the table above have been caused by a widening of spreads from the time these securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is OTTI. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at September 30, 2021 or December 31, 2020.
GSE Residential CMOs and GSE Residential MBS. The unrealized losses presented in the table above have been caused by a widening of spreads from the time these securities were purchased. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than its par value basis. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at September 30, 2021 or December 31, 2020.
Non-Agency CMOs. The unrealized losses presented in the table above were caused by a widening of spreads and/or a rise in interest rates from the time the securities were purchased. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at September 30, 2021.
Asset-backed. The unrealized losses presented in the table above were caused by a widening of spreads from the time the securities were purchased. Management considers the investment rating and other credit support in determining whether a security is OTTI. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at September 30, 2021 or December 31, 2020.
The following table summarizes amortized cost and fair value of investment securities by contractual maturity at September 30, 2021. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	249	249
Due after five years through ten years	69,999	71,976
Due after ten years	124,475	129,524
CMOs and MBSs	116,403	116,362
Asset-backed	126,726	126,907
Totals	$437,852	$445,018
The following table summarizes proceeds from sales of investment securities and gross gains and gross losses for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Proceeds from sale of investment securities	$73,319	$—	$149,038	$—
Gross gains	482	—	1,844	—
Gross losses	3	13	1,209	44
During the three and nine months ended September 30, 2021, net investment security gains of $479 thousand and $635 thousand were recorded, respectively, compared to a net loss of $13 thousand and $44 thousand recorded to adjust an equity security to market value for the three and nine months ended September 30, 2020, respectively. During the nine months ended September 30, 2021, 18 securities with a principal balance of $148.4 million were sold for proceeds of $149.0 million compared to none during the nine months ended September 30, 2020. There were four investment securities with a principal balance of $72.8 million sold for proceeds of $73.3 million during the three months ended September 30, 2021, compared to none during the three months ended September 30, 2020. Investment securities with a fair value of $316.0 million and $398.7 million at September 30, 2021 and December 31, 2020, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

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
Commercial and industrial loans include advances to local and regional businesses for general commercial purposes and include permanent and short-term working capital, machinery and equipment financing, and may be either in the form of lines of credit or term loans. Although commercial and industrial loans may be unsecured to our highest-rated borrowers, the majority of these loans are secured by the borrower’s accounts receivable, inventory and machinery and equipment. In a significant number of these loans, the collateral also includes the business real estate or the business owner’s personal real estate or assets. Commercial and industrial loans present credit exposure to the Company, as they are more susceptible to risk of loss during a downturn in the economy as borrowers may have greater difficulty in meeting their debt service requirements and the value of the collateral may decline. The Company attempts to mitigate this risk through its underwriting standards, including evaluating the creditworthiness of the borrower and, to the extent available, credit ratings on the business. Additionally, monitoring of the loans through annual renewals and meetings with the borrowers are typical. However, these procedures cannot eliminate the risk of loss associated with commercial and industrial lending. At September 30, 2021 and December 31, 2020, commercial and industrial loans include $259.9 million and $403.3 million, respectively, of loans, net of deferred fees and costs, originated through the SBA PPP.
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

Installment and other loans’ credit risk is mitigated through prudent underwriting standards, including evaluation of the creditworthiness of the borrower through credit scores and debt-to-income ratios and, if secured, the collateral value of the assets. These loans can be unsecured or secured by assets the value of which may depreciate quickly or may fluctuate, and may present a greater risk to the Company than 1-4 family residential loans.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted. The CARES Act established the SBA PPP. The SBA PPP is intended to provide economic relief to small businesses nationwide adversely impacted under the COVID-19 Emergency Declaration issued on March 13, 2020. The SBA PPP, which began on April 3, 2020, provided small businesses with funds to cover up to 24 weeks of payroll costs and other expenses, including benefits. It also provides for forgiveness of up to the full principal amount of qualifying loans. Through December 31, 2020, the Bank closed and funded almost 3,200 loans for a total gross loan amount of $467.7 million. These loans resulted in net processing fees of $13.5 million to be recognized through net interest income over the life of the loans, which is between two and five years. For the nine months ended September 30, 2021, the Bank closed and funded almost 3,300 PPP loans for a total loan amount of $231.7 million. In total, the Bank closed and funded almost 6,500 PPP loans for a total gross loan amount of $699.4 million. The loans originated in 2021 resulted in net processing fees of $12.3 million. At September 30, 2021, the Bank has $8.6 million of net deferred SBA PPP fees remaining to be recognized through net interest income over the life of the loans. The timing of the recognition of these fees is dependent upon the loan forgiveness process established by the SBA. As these loans are 100% guaranteed by the SBA, there is no associated allowance for loan losses at September 30, 2021.
In an effort to assist clients that were negatively impacted by the COVID-19 pandemic, the Bank offered various mitigation options, including a loan payment deferral program. Under this program, most commercial deferrals were for a 90-day period, while most consumer deferrals were for a 180-day period. Commercial and consumer deferrals totaled zero and $317 thousand, respectively, at September 30, 2021 and $15.7 million and $2.5 million, respectively, at December 31, 2020. In accordance with the revised Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus issued by the federal bank regulatory agencies on April 7, 2020, these deferrals are exempt from TDR status as they meet the specified requirements.
The following table presents the loan portfolio by segment and class, excluding residential mortgage LHFS, at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Commercial real estate:
Owner occupied	$196,585	$174,908
Non-owner occupied	509,703	409,567
Multi-family	112,002	113,635
Non-owner occupied residential	100,088	114,505
Acquisition and development:
1-4 family residential construction	12,246	9,486
Commercial and land development	71,784	51,826
Commercial and industrial (1)	540,205	647,368
Municipal	13,631	20,523
Residential mortgage:
First lien	203,360	244,321
Home equity - term	7,079	10,169
Home equity - lines of credit	154,004	157,021
Installment and other loans	19,077	26,361
Total loans	$1,939,764	$1,979,690

(1) This balance includes $259.9 million and $403.3 million of SBA PPP loans, net of deferred fees and costs, at September 30, 2021 and December 31, 2020, respectively.
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

The following table summarizes the Company’s loan portfolio ratings based on its internal risk rating system at September 30, 2021 and December 31, 2020:

	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	PCI Loans	Total
September 30, 2021
Commercial real estate:
Owner occupied	$176,029	$8,219	$6,147	$3,832	$—	$2,358	$196,585
Non-owner occupied	476,947	32,272	168	—	—	316	509,703
Multi-family	91,726	19,662	614	—	—	—	112,002
Non-owner occupied residential	95,338	2,028	1,344	171	—	1,207	100,088
Acquisition and development:
1-4 family residential construction	12,246	—	—	—	—	—	12,246
Commercial and land development	70,648	636	500	—	—	—	71,784
Commercial and industrial	521,530	7,939	5,505	2,941	—	2,290	540,205
Municipal	13,631	—	—	—	—	—	13,631
Residential mortgage:
First lien	195,717	—	240	2,472	—	4,931	203,360
Home equity - term	7,056	—	—	7	—	16	7,079
Home equity - lines of credit	153,436	21	52	495	—	—	154,004
Installment and other loans	19,002	—	—	37	—	38	19,077
	$1,833,306	$70,777	$14,570	$9,955	$—	$11,156	$1,939,764

December 31, 2020
Commercial real estate:
Owner occupied	$148,846	$12,491	$7,855	$3,260	$—	$2,456	$174,908
Non-owner occupied	351,860	57,378	—	—	—	329	409,567
Multi-family	92,769	20,224	642	—	—	—	113,635
Non-owner occupied residential	107,557	3,948	1,422	268	—	1,310	114,505
Acquisition and development:
1-4 family residential construction	9,101	385	—	—	—	—	9,486
Commercial and land development	49,832	655	525	814	—	—	51,826
Commercial and industrial	617,213	17,561	6,118	3,639	—	2,837	647,368
Municipal	20,523	—	—	—	—	—	20,523
Residential mortgage:
First lien	236,381	—	—	2,628	—	5,312	244,321
Home equity - term	10,076	—	64	10	—	19	10,169
Home equity - lines of credit	156,264	95	54	608	—	—	157,021
Installment and other loans	26,283	—	—	17	—	61	26,361
	$1,826,705	$112,737	$16,680	$11,244	$—	$12,324	$1,979,690

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
At September 30, 2021 and December 31, 2020, nearly all of the Company’s loan impairments were measured based on the estimated fair value of the collateral securing the loan, except for TDRs. By definition, TDRs are considered impaired. All TDR impairment analyses are initially based on discounted cash flows for those loans. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it could also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
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
The following table, which excludes accruing PCI loans, summarizes impaired loans by segment and class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at September 30, 2021 and December 31, 2020. The recorded investment in loans excludes accrued interest receivable due to insignificance. Related allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and any partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
September 30, 2021
Commercial real estate:
Owner-occupied	$—	$—	$—	$3,832	$4,923
Non-owner occupied residential	—	—	—	171	383
Commercial and industrial	—	—	—	2,941	3,592
Residential mortgage:
First lien	469	469	29	2,003	3,161
Home equity—term	—	—	—	7	10
Home equity—lines of credit	—	—	—	495	733
Installment and other loans	—	—	—	37	37
	$469	$469	$29	$9,486	$12,839
December 31, 2020
Commercial real estate:
Owner-occupied	$—	$—	$—	$3,260	$4,091
Non-owner occupied residential	—	—	—	268	393
Acquisition and development:
Commercial and land development	—	—	—	814	875
Commercial and industrial	—	—	—	3,639	4,269
Residential mortgage:
First lien	424	508	33	2,204	3,264
Home equity—term	—	—	—	10	13
Home equity—lines of credit	—	—	—	608	832
Installment and other loans	—	—	—	17	18
	$424	$508	$33	$10,820	$13,755

The following table, which excludes accruing PCI loans, summarizes the average recorded investment in impaired loans and related recognized interest income for the three and nine months ended September 30, 2021 and 2020:

	2021		2020
	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Three Months Ended September 30,
Commercial real estate:
Owner-occupied	$4,179	$—	$4,424	$—
Non-owner occupied	—	—	102	—
Multi-family	—	—	141	—
Non-owner occupied residential	232	—	433	—
Acquisition and development:
Commercial and land development	—	—	837	—
Commercial and industrial	3,073	—	1,044	—
Residential mortgage:
First lien	2,541	11	3,209	12
Home equity – term	10	—	12	—
Home equity - lines of credit	463	—	645	—
Installment and other loans	24	—	17	—
	$10,522	$11	$10,864	$12
Nine Months Ended September 30,
Commercial real estate:
Owner occupied	$3,848	$1	$5,033	$1
Non-owner occupied	—	—	108	—
Multi-family	7	—	259	—
Non-owner occupied residential	252	—	422	—
Acquisition and development:
Commercial and land development	246	—	586	—
Commercial and industrial	3,046	—	1,316	—
Residential mortgage:
First lien	2,575	32	3,050	36
Home equity - term	12	—	12	—
Home equity - lines of credit	547	—	699	1
Installment and other loans	17	—	29	—
	$10,550	$33	$11,514	$38

The following table presents impaired loans that are TDRs, with the recorded investment at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing:
Commercial real estate:
Owner occupied	1	$26	1	$28
Residential mortgage:
First lien	8	813	9	898
Home equity - lines of credit	—	—	1	8
	9	839	11	934
Nonaccruing:
Residential mortgage:
First lien	5	291	5	320
	5	291	5	320
	14	$1,130	16	$1,254

There were no new TDR's for the three and nine months ended September 30, 2021 or 2020.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of loan portfolio summarized by aging categories of performing loans and nonaccrual loans at September 30, 2021 and December 31, 2020:

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
September 30, 2021
Commercial real estate:
Owner occupied	$190,183	$238	$—	$—	$238	$3,806	$194,227
Non-owner occupied	509,387	—	—	—	—	—	509,387
Multi-family	112,002	—	—	—	—	—	112,002
Non-owner occupied residential	98,459	—	251	—	251	171	98,881
Acquisition and development:
1-4 family residential construction	12,246	—	—	—	—	—	12,246
Commercial and land development	71,774	10	—	—	10	—	71,784
Commercial and industrial	534,967	7	—	—	7	2,941	537,915
Municipal	13,631	—	—	—	—	—	13,631
Residential mortgage:
First lien	196,076	341	318	35	694	1,659	198,429
Home equity - term	7,041	15	—	—	15	7	7,063
Home equity - lines of credit	153,266	208	35	—	243	495	154,004
Installment and other loans	18,891	70	41	—	111	37	19,039
Subtotal	1,917,923	889	645	35	1,569	9,116	1,928,608
Loans acquired with credit deterioration:
Commercial real estate:
Owner occupied	2,358	—	—	—	—	—	2,358
Non-owner occupied	316	—	—	—	—	—	316
Non-owner occupied residential	1,081	—	—	126	126	—	1,207
Commercial and industrial	2,290	—	—	—	—	—	2,290
Residential mortgage:
First lien	4,730	—	—	201	201	—	4,931
Home equity - term	16	—	—	—	—	—	16
Installment and other loans	38	—	—	—	—	—	38
Subtotal	10,829	—	—	327	327	—	11,156
	$1,928,752	$889	$645	$362	$1,896	$9,116	$1,939,764

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
December 31, 2020
Commercial real estate:
Owner occupied	$168,262	$958	$—	$—	$958	$3,232	$172,452
Non-owner occupied	409,130	108	—	—	108	—	409,238
Multi-family	113,635	—	—	—	—	—	113,635
Non-owner occupied residential	112,443	484	—	—	484	268	113,195
Acquisition and development:
1-4 family residential construction	9,486	—	—	—	—	—	9,486
Commercial and land development	50,922	32	58	—	90	814	51,826
Commercial and industrial	640,573	9	310	—	319	3,639	644,531
Municipal	19,677	846	—	—	846	—	20,523
Residential mortgage:
First lien	230,903	5,758	535	83	6,376	1,730	239,009
Home equity - term	10,099	40	—	1	41	10	10,150
Home equity - lines of credit	156,153	268	—	—	268	600	157,021
Installment and other loans	26,052	168	49	14	231	17	26,300
Subtotal	1,947,335	8,671	952	98	9,721	10,310	1,967,366
Loans acquired with credit deterioration:
Commercial real estate:
Owner occupied	2,456	—	—	—	—	—	2,456
Non-owner occupied	329	—	—	—	—	—	329
Non-owner occupied residential	1,161	—	—	149	149	—	1,310
Commercial and industrial	2,837	—	—	—	—	—	2,837
Residential mortgage:
First lien	4,341	655	9	307	971	—	5,312
Home equity - term	19	—	—	—	—	—	19
Installment and other loans	57	4	—	—	4	—	61
Subtotal	11,200	659	9	456	1,124	—	12,324
	$1,958,535	$9,330	$961	$554	$10,845	$10,310	$1,979,690

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
All factors noted above were evaluated and remained unchanged for the nine months ended September 30, 2021, except for a reduction in the National and Local Economic Conditions qualitative factor during the three months ended March 31, 2021.
COVID-19 – during the nine months ended September 30, 2020, a qualitative allocation was implemented associated with the potential impact of the COVID-19 pandemic on the Company's commercial loan portfolio. The factor assumes downgrades of loans which were granted deferrals or forbearances based upon identified hardships resulting from the economic shutdown driven by the pandemic. The qualitative reserve on these loans was reduced over time as sustained performance was demonstrated after the loans were removed from deferral status or the forbearance period ended. During the three and nine months ended September 30, 2021, this qualitative reserve was reduced by $1.0 million and $2.7 million, respectively. This reserve is zero at September 30, 2021.

The following table presents the activity in the ALL for the three and nine months ended September 30, 2021 and 2020:

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
September 30, 2021
Balance, beginning of period	$11,315	$1,243	$3,495	$29	$16,082	$2,863	$227	$3,090	$209	$19,381
Provision for loan losses	(179)	290	386	(2)	495	(147)	18	(129)	(1)	365
Charge-offs	(89)	—	(55)	—	(144)	—	(20)	(20)	—	(164)
Recoveries	305	8	60	—	373	5	5	10	—	383
Balance, end of period	$11,352	$1,541	$3,886	$27	$16,806	$2,721	$230	$2,951	$208	$19,965
September 30, 2020
Balance, beginning of period	$9,347	$1,069	$2,916	$75	$13,407	$3,552	$386	$3,938	$172	$17,517
Provision for loan losses	1,520	(219)	963	(19)	2,245	(71)	18	(53)	8	2,200
Charge-offs	(3)	—	(193)	—	(196)	—	(31)	(31)	—	(227)
Recoveries	171	—	45	—	216	6	13	19	—	235
Balance, end of period	$11,035	$850	$3,731	$56	$15,672	$3,487	$386	$3,873	$180	$19,725
Nine Months Ended
September 30, 2021
Balance, beginning of period	$11,151	$1,114	$3,942	$40	$16,247	$3,362	$324	$3,686	$218	$20,151
Provision for loan losses	133	418	109	(13)	647	(578)	(69)	(647)	(10)	(10)
Charge-offs	(270)	—	(621)	—	(891)	(92)	(49)	(141)	—	(1,032)
Recoveries	338	9	456	—	803	29	24	53	—	856
Balance, end of period	$11,352	$1,541	$3,886	$27	$16,806	$2,721	$230	$2,951	$208	$19,965
September 30, 2020
Balance, beginning of period	$7,634	$959	$2,356	$100	$11,049	$3,147	$319	$3,466	$140	$14,655
Provision for loan losses	2,780	(117)	1,875	(44)	4,494	329	162	491	40	5,025
Charge-offs	(3)	—	(689)	—	(692)	(109)	(117)	(226)	—	(918)
Recoveries	624	8	189	—	821	120	22	142	—	963
Balance, end of period	$11,035	$850	$3,731	$56	$15,672	$3,487	$386	$3,873	$180	$19,725

The following table summarizes the ending loan balance individually evaluated for impairment based upon loan segment, as well as the related ALL loss allocation for each at September 30, 2021 and December 31, 2020. Accruing PCI loans are excluded from loans individually evaluated for impairment.

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
September 30, 2021
Loans allocated by:
Individually evaluated for impairment	$4,003	$—	$2,941	$—	$6,944	$2,974	$37	$3,011	$—	$9,955
Collectively evaluated for impairment	914,375	84,030	537,264	13,631	1,549,300	361,469	19,040	380,509	—	1,929,809
	$918,378	$84,030	$540,205	$13,631	$1,556,244	$364,443	$19,077	$383,520	$—	$1,939,764
ALL allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$29	$—	$29	$—	$29
Collectively evaluated for impairment	11,352	1,541	3,886	27	16,806	2,692	230	2,922	208	19,936
	$11,352	$1,541	$3,886	$27	$16,806	$2,721	$230	$2,951	$208	$19,965
December 31, 2020
Loans allocated by:
Individually evaluated for impairment	$3,528	$814	$3,639	$—	$7,981	$3,246	$17	$3,263	$—	$11,244
Collectively evaluated for impairment	809,087	60,498	643,729	20,523	1,533,837	408,265	26,344	434,609	—	1,968,446
	$812,615	$61,312	$647,368	$20,523	$1,541,818	$411,511	$26,361	$437,872	$—	$1,979,690
ALL allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$33	$—	$33	$—	$33
Collectively evaluated for impairment	11,151	1,114	3,942	40	16,247	3,329	324	3,653	218	20,118
	$11,151	$1,114	$3,942	$40	$16,247	$3,362	$324	$3,686	$218	$20,151

The following table provides activity for the accretable yield of PCI loans for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Accretable yield, beginning of period	$3,016	$4,182	$3,438	$6,950
Additions (1)	—	—	—	570
Accretion of income	(203)	(546)	(878)	(2,459)
Reclassifications from nonaccretable difference due to improvement in expected cash flows	11	139	128	1,260
Other changes, net (2)	(12)	(231)	124	(2,777)
Accretable yield, end of period	$2,812	$3,544	$2,812	$3,544
(1) The amount for the nine months ended September 30, 2020 reflects a measurement period adjustment for Hamilton loans that should have been in the PCI pool at the acquisition date.
(2) The amount for the nine months ended September 30, 2020 represents the impact of PCI loans sold during that period.

NOTE 4. LEASES
A lease provides the lessee the right to control the use of an identified asset for a period of time in exchange for consideration. The Company has primarily entered into operating leases for branches and office space. Most of the Company's leases contain renewal options, which the Company is reasonably certain to exercise. Including renewal options, the Company's leases range from seven to 32 years. Operating lease right-of-use assets and lease liabilities are included in other assets and accrued interest and other liabilities on the Company's unaudited condensed consolidated balance sheets.
The Company uses its incremental borrowing rate to determine the present value of the lease payments, as the rate implicit in the Company's leases is not readily determinable. Lease agreements that contain non-lease components are generally accounted for as a single lease component, while variable costs, such as common area maintenance expenses and property taxes, are expensed as incurred.
The following table summarizes the Company's operating leases at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Operating lease ROU assets	$9,301	$8,686
Operating lease ROU liabilities	9,832	9,143
Weighted-average remaining lease term (in years)	16.0	16.8
Weighted-average discount rate	4.2%	4.3%
The following table presents information related to the Company's operating leases for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Cash paid for operating lease liabilities	$331	$210	$947	$847
Operating lease expense	388	421	1,179	1,171
The following table presents expected future maturities of the Company's lease liabilities as of September 30, 2021:

Remainder of 2021	$296
2022	926
2023	951
2024	974
2025	991
Thereafter	10,387
14,525
Less: imputed interest	4,693
Total lease liabilities	$9,832

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents changes in goodwill for the nine months ended September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Balance, beginning of year	$18,724	$19,925
Adjustments to acquired goodwill (1)	—	(1,201)
Balance, end of period	$18,724	$18,724
(1) The Company finalized its purchase accounting adjustments associated with Hamilton as of May 1, 2020.

Goodwill is not amortized but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit.
The Company typically completes its annual goodwill impairment assessment as of November 30. Due to the severe economic impact of COVID-19 and a resulting sustained decline in the Company's market value below book value, management performed a quantitative Step 1 impairment analysis of its goodwill to determine whether the Company's goodwill was impaired as of August 31, 2020. This analysis, which was performed in accordance with ASU 2017-04, Intangibles-Goodwill and Other, considered several factors, such as future cash flow projections and estimated market acquisition premiums in its analysis. In performing the analysis, management made several assumptions with respect to future operating performance, economic and market conditions and various others, many of which required significant judgment. The analysis performed and the related assumptions reflected the best currently available estimates and judgements regarding future performance of the Company. It was concluded that no impairment existed at August 31, 2020 as the calculated fair value of the reporting unit exceeded its book value. No changes have occurred that would impact the results of that analysis through September 30, 2021.
The following table presents changes in other intangible assets for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning of period	$4,800	$6,160	$5,458	$7,180
Amortization expense	(314)	(357)	(972)	(1,224)
Impairment	—	—	—	(153)
Balance, end of period	$4,486	$5,803	$4,486	$5,803
No impairment charges were recorded in the three and nine months ended September 30, 2021. During the nine months ended September 30, 2020, the Company recorded an impairment charge of $153 thousand for the full remaining balance attributable to a customer list intangible asset due to the dissolution of Wheatland Advisors, Inc.
The following table presents the components of other identifiable intangible assets at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$8,390	$3,906	$8,390	$2,935
Other customer relationship intangibles	25	23	25	22
Total	$8,415	$3,929	$8,415	$2,957

The following table presents future estimated aggregate amortization expense for intangible assets remaining at September 30, 2021:

Remainder of 2021	$303
2022	1,105
2023	935
2024	766
2025	596
Thereafter	781
$4,486

NOTE 6. SHARE-BASED COMPENSATION PLANS
The Company maintains share-based compensation plans under the shareholder-approved 2011 Plan. The purpose of the share-based compensation plans is to provide officers, employees, and non-employee members of the Board of Directors of the Company with additional incentive to further the success of the Company. 881,920 shares of the common stock of the Company were originally reserved, of which 258,020 shares are available to be issued as of September 30, 2021.
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
The table below presents a summary of nonvested restricted shares activity for the nine months ended September 30, 2021:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares, beginning of year	245,576	$21.45
Granted	127,847	19.21
Forfeited	(29,388)	19.69
Vested	(78,588)	23.52
Nonvested shares, at period end	265,447	$19.92
The following table presents restricted shares compensation expense, with tax benefit information, and fair value of shares vested, for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Restricted share award expense	$468	$434	$1,380	$1,607
Restricted share award tax benefit	98	91	316	337
Fair value of shares vested	—	225	1,539	1,314
The unrecognized compensation expense related to the share awards totaled $2.6 million at September 30, 2021 and $2.0 million at December 31, 2020. The unrecognized compensation expense at September 30, 2021 is expected to be recognized over a weighted-average period of 1.8 years.
The Company maintains an employee stock purchase plan to provide its employees with an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed 10% of their annual salary, at the lower of 95% of the fair market value of the shares on the semi-annual offering date or related purchase date. The purchases occur in March and September of each year. The Company reserved 350,000 shares of its common stock to be issued under the employee stock purchase plan. At September 30, 2021, 151,480 shares were available to be issued under the employee stock purchase plan.
The following table presents information for the employee stock purchase plan for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Shares purchased	3,271	4,218	8,755	7,831
Weighted average price of shares purchased	$19.16	$13.08	$15.58	$14.85
Compensation expense recognized	15	3	48	6
The Company issues either new shares or treasury shares, when available, for award through its share-based compensation plans.

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
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company, however, discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period due to circumstances, such as the impact of the COVID-19 pandemic. Upon discontinuance, the associated gains and losses deferred in accumulated other comprehensive income (loss) are reclassified immediately into earnings and subsequent changes in the fair value of the cash flow hedge are recognized in earnings. During the three months ended September 30, 2021, the Company terminated its interest rate derivative of $50.0 million that was designated as a cash flow hedge of interest-rate risk associated with overnight borrowings due to the unprecedented nature and impact of the COVID-19 pandemic, and reclassified $398.0 thousand of the realized losses from AOCI to current earnings because the hedged forecasted transaction was determined to be no longer probable of occurring. At December 31, 2020, the Company had one interest rate derivative designated as a hedging instrument with an aggregate notional amount of $50.0 million. At September 30, 2021 and December 31, 2020, the Company had cash collateral of zero and $1.7 million held with the counterparty for these derivatives, respectively. The cash collateral was settled with the derivative counterparty upon termination of the cash flow hedge.
The Company enters into interest rate swaps that allow its commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges and are marked through earnings. At September 30, 2021, the Company had 11 customer and 11 corresponding third-party broker interest rate derivatives not designated as a hedging instrument with an aggregate notional amount of $64.9 million. The Company had $61.3 million in notional amount of such derivative instruments at December 31, 2020.
The Company entered into a risk participation agreement with a financial institution counterparty (the “Agent Bank”) for an interest rate derivative contract related to a loan in which the Company is a participant. The risk participation agreement provides credit protection to the Agent Bank should the borrower fail to perform on its interest rate derivative contracts with the Agent Bank. The Company received an upfront fee of $53 thousand upon entry into the risk participation agreement in the nine months ended September 30, 2021. The Company manages its credit risk on the risk participation agreement by monitoring the creditworthiness of the borrower, which is based on the same credit review process as though the Company had entered into the derivative instruments directly with the borrower. The notional amount of such risk participation agreement reflects the Company’s pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of September 30, 2021 and December 31, 2020, the total notional amount of the risk participation agreement was $15.9 million and zero, respectively.
As a part of its normal residential mortgage operations, the Company will enter into an interest rate lock commitment with a potential borrower. The Company will enter into a corresponding commitment with an investor to sell that loan at a specific price shortly after origination. In accordance with FASB ASC 820, adjustments are recorded through earnings to account for the net change in fair value of these transactions.
The following table summarizes the fair value of the Company's derivative instruments at September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - balance sheet hedge	$—		$—	$50,000	Other liabilities	$(1,230)
Total derivatives designated as hedging instruments			$—			$(1,230)

Derivatives not designated as hedging instruments:
Interest rate swap - commercial borrower	$32,462	Other assets	$277	$30,673	Other assets	$690
Interest rate swap - counterparty	32,462	Other liabilities	(269)	30,673	Other liabilities	(726)
Risk participation	15,855	Other liabilities	(3)	—		—
Interest rate lock commitments with customers	22,025	Other assets	546	22,560	Other assets	673
Forward sale commitment	6,198	Other assets	23	10,400	Other liabilities	(61)
Total derivatives not designated as hedging instruments			$574			$576

The following tables summarize the effect of the Company's derivative financial instruments on OCI and net income for the three and nine months ended September 30, 2021 and 2020:

	Amount of (Loss) Gain Recognized in OCI on Derivative		Amount of Gain (Loss) Recognized in OCI on Derivative
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Derivatives in cash flow hedging relationships:
Interest rate products	$(183)	$208	$473	$(1,893)
Total	$(183)	$208	$473	$(1,893)

	Amount of Loss Reclassified from AOCI into Income		Amount of Loss Reclassified from AOCI into Income		Location of Loss Recognized from AOCI into Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Derivatives in cash flow hedging relationships:
Interest rate products	$(581)	$(114)	$(757)	$(239)	Interest expense / Other operating expenses(1)
Total	$(581)	$(114)	$(757)	$(239)
(1) Includes $514 thousand recorded to other operating expenses due to the loss from the termination of an interest rate swap designated as a cash flow hedge.

	Amount of Gain (Loss) Recognized in Income		Amount of Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Derivatives not designated as hedging instruments:
Interest rate products	$8	$(4)	$44	$(21)	Other operating expenses
Risk participation agreement	1	—	(3)	—	Other operating expenses
Interest rate lock commitments with customers	89	157	(128)	1,040	Mortgage banking activities
Forward sale commitment	1	71	84	(126)	Mortgage banking activities
Total	$99	$224	$(3)	$893

The following table is a summary of components for interest rate swaps designated as hedging at September 30, 2021 and December 31, 2020. During the three and nine months ended September 30, 2021, the Company terminated its interest rate derivative of $50.0 million.

	September 30, 2021	December 31, 2020
Weighted average pay rate	—%	0.77%
Weighted average receive rate	—%	0.09%
Weighted average maturity in years	0.0	4.2

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
Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject at September 30, 2021 and December 31, 2020.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's classification.

The following table presents capital amounts and ratios at September 30, 2021 and December 31, 2020:

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
Total risk-based capital:
Orrstown Financial Services, Inc.	$291,785	15.6%	$195,965	10.5%	n/a	n/a
Orrstown Bank	273,583	14.7%	195,899	10.5%	$186,570	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	238,492	12.8%	158,639	8.5%	n/a	n/a
Orrstown Bank	252,238	13.5%	158,585	8.5%	149,256	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	238,492	12.8%	130,644	7.0%	n/a	n/a
Orrstown Bank	252,238	13.5%	130,599	7.0%	121,271	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	238,492	8.3%	115,630	4.0%	n/a	n/a
Orrstown Bank	252,238	8.7%	115,706	4.0%	144,633	5.0%
December 31, 2020
Total risk-based capital:
Orrstown Financial Services, Inc.	$271,184	15.6%	$183,099	10.5%	n/a	n/a
Orrstown Bank	256,376	14.7%	183,012	10.5%	$174,297	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	217,582	12.5%	148,223	8.5%	n/a	n/a
Orrstown Bank	234,677	13.5%	148,152	8.5%	139,437	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	217,582	12.5%	122,066	7.0%	n/a	n/a
Orrstown Bank	234,677	13.5%	122,008	7.0%	113,293	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	217,582	8.1%	108,063	4.0%	n/a	n/a
Orrstown Bank	234,677	8.7%	108,148	4.0%	135,185	5.0%
In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act of 1934, as amended. On April 19, 2021, the Board of Directors authorized the additional future repurchase of up to 562,000 shares of its outstanding common stock. As of September 30, 2021, 201,518 shares had been repurchased at a total cost of $3.7 million, or $18.26 per share. Common stock available for future repurchase totals approximately 776,482 shares, or 7% of the Company's outstanding common stock at September 30, 2021. When and if appropriate, repurchases may be made in the open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time.
On October 18, 2021, the Board declared a cash dividend of $0.19 per common share, which will be paid on November 8, 2021 to shareholders of record at November 1, 2021.

NOTE 9. EARNINGS PER SHARE
The following table presents earnings per share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$7,192	$4,977	$26,175	$16,404
Weighted average shares outstanding - basic	10,979	10,941	10,976	10,939
Dilutive effect of share-based compensation	143	84	127	88
Weighted average shares outstanding - diluted	11,122	11,025	11,103	11,027
Per share information:
Basic earnings per share	$0.66	$0.45	$2.38	$1.50
Diluted earnings per share	0.65	0.45	2.36	1.49

Average outstanding stock options totaling 0 and 6,110 for the three months ended September 30, 2021 and 2020, respectively, and 0 and 21,479 for the nine months ended September 30, 2021 and 2020, respectively, were not included in the computation of earnings per share because the effect was antidilutive. The dilutive effect of share-based compensation in each period above relates principally to restricted stock awards.

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

	Contractual or Notional Amount
	September 30, 2021	December 31, 2020
Commitments to fund:
Home equity lines of credit	$251,607	$223,216
1-4 family residential construction loans	35,519	28,928
Commercial real estate, construction and land development loans	122,850	60,606
Commercial, industrial and other loans	339,569	268,931
Standby letters of credit	21,423	14,491
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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments when deemed necessary by management. The liability, at September 30, 2021 and December 31, 2020, for guarantees under standby letters of credit issued was not considered to be material.

The Company maintains a reserve, based on historical loss experience of the related loan class and utilization assumptions, for off-balance sheet credit exposures that currently are not funded, in other liabilities on the unaudited condensed consolidated balance sheets. A review of historical loss and line utilization experience in the nine months ended September 30, 2021 resulted in a reduction of loss and utilization assumptions from prior periods. This reserve totaled $1.4 million at September 30, 2021 and $1.5 million at December 31, 2020.

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

The following table summarizes assets measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
September 30, 2021
Financial Assets
Investment securities:
U.S. Treasury securities	$19,831	$—	$—	$19,831
States and political subdivisions	—	171,304	10,217	181,521
GSE residential MBSs	—	20,518	—	20,518
GSE residential CMOs	—	70,187	—	70,187
Nonagency CMOs	—	12,400	13,257	25,657
Asset-backed	—	126,907	—	126,907
Other	397	—	—	397
Loans held for sale	—	6,412	—	6,412
Derivatives	—	277	546	823
Totals	$20,228	$408,005	$24,020	$452,253
Financial Liabilities
Derivatives	$—	$272	$—	$272

December 31, 2020
Financial Assets
Investment securities:
States and political subdivisions	$—	$103,591	$9,079	$112,670
GSE residential MBSs	—	4,293	—	4,293
GSE residential CMOs	—	58,011	—	58,011
Nonagency CMOs	—	—	16,918	16,918
Private label commercial CMOs	—	56,730	5,506	62,236
Asset-backed	—	211,966	—	211,966
Other	371	—	—	371
Loans held for sale	—	11,734	—	11,734
Derivatives	—	690	673	1,363
Totals	$371	$447,015	$32,176	$479,562
Financial Liabilities
Derivatives	$—	$1,956	$—	$1,956
The Company had one municipal bond and one CMO measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2021. At December 31, 2020, this municipal bond as well as three CMOs were measured on a recurring basis using Level 3 unobservable inputs. One of the CMOs held at December 31, 2020 was sold and one was called in the nine months ended September 30, 2021. The Level 3 valuation is based on a non-executable broker quote, which is considered a significant unobservable input. Such quotes are updated as available and may remain constant for a period of time for certain broker-quoted securities that do not move with the market or that are not interest rate sensitive as a result of their structure or overall attributes.
The Company’s residential mortgage loans held for sale are recorded at fair value utilizing Level 2 measurements. This fair value measurement is determined based upon third party quotes obtained on similar loans. For loans held for sale for which the fair value option has been elected, the aggregate fair value exceeded the aggregate principal balance by $151 thousand as of September 30, 2021.
The determination of the fair value of interest rate lock commitments on residential mortgages is based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The average pull through percentage, which is based upon historical experience, was 89% as of September 30, 2021. An increase or decrease of 5% in the pull through assumption would result in a positive or negative change of $26 thousand in the fair value of interest rate lock commitments at September 30, 2021.
The following provides details of the Level 3 fair value measurement activity for the periods ended September 30, 2021 and 2020:
Investment securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$24,925	$23,834	$31,503	$24,279
Unrealized (loss) gain included in OCI	(964)	200	467	(229)
Principal payments and other	(487)	(142)	(4,951)	(158)
Sales	—	—	(3,545)	—
Balance, end of period	$23,474	$23,892	$23,474	$23,892

Interest rate lock commitments on residential mortgages:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$456	$986	$673	$103
Total gains (losses)
Included in earnings	90	157	(127)	1,040
Balance, end of period	$546	$1,143	$546	$1,143

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
Any changes in the fair value of impaired loans still held were not material for the three and nine months ended September 30, 2021 and 2020.
Foreclosed Real Estate
OREO property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, OREO is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. The Company had no OREO balances at September 30, 2021 and December 31, 2020.
Mortgage Servicing Rights
The MSR fair value is estimated to be equal to its carrying value, unless the quarterly valuation model calculates the present value of the estimated net servicing income is less than its carrying value, in which case an impairment charge is taken. At September 30, 2021 and December 31, 2020, an impairment reserve of $372 thousand and $1.1 million, respectively, existed on the mortgage servicing right portfolio. For the three months ended September 30, 2021 and 2020, an impairment valuation allowance reversal of $43 thousand and an impairment charge of $166 thousand were included, respectively, in mortgage banking activities on the unaudited condensed consolidated statements of income. For the nine months ended September 30, 2021 and 2020, an impairment valuation allowance reversal of $695 thousand and an impairment charge of $986 thousand, respectively, were included in mortgage banking activities on the unaudited condensed consolidated statements of income. The impairment charges in 2020 resulted from rapidly declining market rates caused by the COVID-19 pandemic. The reversals in the three and nine months ended September 30, 2021 were due to a subsequent increase in market rates.
The following table summarizes assets measured at fair value on a nonrecurring basis at September 30, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
September 30, 2021
Impaired Loans
Commercial real estate:
Owner occupied	$—	$—	$776	$776
Non-owner occupied residential	—	—	69	69
Residential mortgage:
First lien	—	—	677	677
Home equity - lines of credit	—	—	77	77
Total impaired loans	$—	$—	$1,599	$1,599

Mortgage servicing rights	$—	$—	$3,642	$3,642

December 31, 2020
Impaired Loans
Commercial real estate:
Owner occupied	$—	$—	$846	$846
Non-owner occupied residential	—	—	36	36
Commercial and industrial	—	—	12	12
Residential mortgage:
First lien	—	—	638	638
Home equity - lines of credit	—	—	89	89
Total impaired loans	$—	$—	$1,621	$1,621

Mortgage servicing rights	$—	$—	$2,745	$2,745

The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
September 30, 2021
Impaired loans	$1,599	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 25% discount
			- Management adjustments for liquidation expenses	6% - 18% discount
Mortgage servicing rights	$3,642	Discounted cash flows	Weighted average CPR	14.53%
			- Weighted average discount rate	9.04%
December 31, 2020
Impaired loans	$1,621	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	5% - 25% discount
			- Management adjustments for liquidation expenses	6% - 19% discount
Mortgage servicing rights	$2,745	Discounted cash flows	Weighted average CPR	18.02%
			- Weighted average discount rate	9.56%

Fair values of financial instruments
The following table presents carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2021 and December 31, 2020:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Financial Assets
Cash and due from banks	$36,920	$36,920	$36,920	$—	$—
Interest-bearing deposits with banks	274,495	274,495	274,495	—	—
Restricted investments in bank stocks	7,051	n/a	n/a	n/a	n/a
Investment securities	445,018	445,018	20,228	401,316	23,474
Loans held for sale	6,412	6,412	—	6,412	—
Loans, net of allowance for loan losses	1,919,799	1,917,091	—	—	1,917,091
Derivatives	823	823	—	277	546
Accrued interest receivable	8,015	8,015	—	2,169	5,846
Financial Liabilities
Deposits	2,502,108	2,503,695	—	2,503,695	—
Securities sold under agreements to repurchase	27,595	27,595	—	27,595	—
FHLB advances and other	2,003	2,176	—	2,176	—
Subordinated notes	31,948	32,781	—	32,781	—
Derivatives	272	272	—	272	—
Accrued interest payable	631	631	—	631	—
Off-balance sheet instruments	—	—	—	—	—

December 31, 2020
Financial Assets
Cash and due from banks	$26,203	$26,203	$26,203	$—	$—
Interest-bearing deposits with banks	99,055	99,055	99,055	—	—
Restricted investments in bank stocks	10,563	n/a	n/a	n/a	n/a
Investment securities	466,465	466,465	371	434,591	31,503
Loans held for sale	11,734	11,734	—	11,734	—
Loans, net of allowance for loan losses	1,959,539	1,953,860	—	—	1,953,860
Derivatives	1,363	1,363	—	690	673
Accrued interest receivable	8,927	8,927	—	1,529	7,398
Financial Liabilities
Deposits	2,356,880	2,359,317	—	2,359,317	—
Securities sold under agreements to repurchase	19,466	19,466	—	19,466	—
FHLB advances and other	58,045	58,298	—	58,298	—
Subordinated notes	31,903	31,712	—	31,712	—
Derivatives	1,956	1,956	—	1,956	—
Accrued interest payable	238	238	—	238	—
Off-balance sheet instruments	—	—	—	—	—

The methods used to estimate the fair value of financial instruments at September 30, 2021 and December 31, 2020 did not necessarily represent an exit price. In accordance with the Company's adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the methods utilized to measure the fair value of financial instruments at September 30, 2021 and December 31, 2020 represent an approximation of exit price; however, an actual exit price may differ.

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
Additionally, on February 24, 2020, the Orrstown Defendants, and the underwriter defendants and SEK, separately filed motions under 28 U.S.C. § 1292(b) asking the District Court to certify its February 14, 2020 Order granting leave to file the third amended complaint for interlocutory appeal to the Third Circuit Court of Appeals. The District Court granted those motions on July 17, 2020, and defendants filed their Petition for Permission to Appeal with the Third Circuit on July 27, 2020. The Third Circuit granted permission to appeal the Order pursuant to 28 U.S.C. § 1292(b) on August 13, 2020. Defendants filed their joint Opening Brief in the Third Circuit on November 2, 2020, asking the Court to reverse the district court’s Order. SEPTA filed its responsive brief on December 2, 2020 and defendants filed their reply brief on December 23, 2020. Oral argument was held on February 10, 2021. On September 2, 2021, the Third Circuit affirmed the District Court's February 14, 2020 Order granting SEPTA leave to file a third amended complaint. Defendants' motions to dismiss the third amended complaint are still pending in the District Court.
The Company believes that SEPTA’s allegations and claims against the defendants are without merit, and the Company and intends to defend itself vigorously against those claims. It is not possible at this time to reasonably estimate possible losses, or even a range of reasonably possible losses, in connection with the litigation.

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
Overview
The Company, headquartered in Shippensburg, Pennsylvania, is a one-bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiary, the Bank. At September 30, 2021, the Company had total assets of $2.9 billion, total liabilities of $2.6 billion and total shareholders’ equity of $268.6 million.
Caution About Forward-Looking Statements
Certain statements appearing herein, which are not historical in nature, may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications, from time to time, that contain such statements. Such forward-looking statements refer to a future period or periods, reflecting our current beliefs as to likely future developments, and use words like “may,” “will,” “expect,” “estimate,” “anticipate” or similar terms. Forward-looking statements are statements that include projections, predictions, expectations, estimates or beliefs about events or results or otherwise are not statements of historical facts, including, but not limited to, statements related to new business development, new loan opportunities, growth in the balance sheet and fee-based revenue lines of business, merger and acquisition activity, reducing risk assets, and mitigating losses in the future. Actual results and trends could differ materially from those set forth in such statements and there can be no assurances that we will achieve the desired level of new business development and new loans, growth in the balance sheet and fee-based revenue lines of business, successful merger and acquisition activity, continue to reduce risk assets or mitigate losses in the future. In addition to risks and uncertainties related to the COVID-19 pandemic (including those related to variants, such as the delta variant) and resulting governmental and societal responses, factors that could cause actual results to differ from those expressed or implied by the forward-looking statements include, but are not limited to, the following: ineffectiveness of the Company’s strategic growth plan due to changes in current or future market conditions; the effects of competition and how it may impact our community banking model, including industry consolidation and development of competing financial products and services; the integration of the Company's strategic acquisitions; the inability to fully achieve expected savings, efficiencies or synergies from mergers and acquisitions, or taking longer than estimated for such savings, efficiencies and synergies to be realized; changes in laws and regulations; interest rate movements; changes in credit quality; inability to raise capital, if necessary, under favorable conditions; volatility in the securities markets; the demand for our products and services; deteriorating economic conditions; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; expenses associated with pending litigation and legal proceedings; the failure of the SBA to honor its guarantee of loans issued under the SBA PPP; the timing of the repayment of SBA PPP loans and the impact it has on fee recognition; our ability to convert new relationships gained through the SBA PPP efforts to full banking relationships; and other risks and uncertainties, including those detailed in our Annual Report on Form 10-K for the year ended December 31, 2020, and our Quarterly Reports on Form 10-Q under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other filings made with the SEC. The statements are valid only as of the date hereof and we disclaim any obligation to update this information.
Economic Climate and Market Conditions
Preliminary real GDP for the third quarter of 2021 reflected an annualized increase of 2.0%. This is a decrease from the second quarter 2021 growth rate of 6.7% and annualized growth of 4.3% for the fourth quarter of 2020. The decrease in the third quarter was driven by tapering in personal consumption expenditures of goods, notably motor vehicles and parts, and a slowdown in food services and accommodations from recent quarters. In the second quarter of 2021, the increase in the rate reflected the reopening of businesses and ongoing government efforts related to COVID-19, yet during the third quarter, new restrictions and delays have occurred in certain regions of the country resulting from an increase in COVID-19 cases. Also, during the third quarter, there was a decrease in federal government spending on unemployment insurance, payments to households established in response to the COVID-19 pandemic and the expiration of processing and administration of PPP loan applications. Offsetting these decreases were increases in wholesale and retail trade and services related to transportation and health care. The national unemployment rate declined to 4.8% in September 2021 from 5.9% in June 2021 and from 6.7% in December 2020. There were notable job gains in leisure and hospitality, education, professional and business services, retail trade and transportation and warehousing.
Due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling for the first time below 1.00% on March 3, 2020; it was at 0.93% on December 31, 2020 and has since recovered to 1.49% as of September 30, 2021. In 2020, in reaction to the increase in uncertainty, the Federal Reserve cut the Fed Funds rates by 150 basis points to 0% to 0.25%. In its most recent meeting in September 2021, the Federal Reserve Open Markets Committee left the Fed Funds rate unchanged with rates expected to remain at this level for an extended period of time. The Committee recognized the progress with vaccinations to reduce the spread of the COVID-19 virus and its effect on economic activity and employment. However, uncertainty remains with respect to the economic outlook. The Committee has indicated that they will not increase rates until the recovery achieves maximum employment and inflation has reached 2% and longer-term inflation expectations are maintained above 2%. Also, the Committee has directed the Open Markets Desk to increase its holdings of U.S. Treasury securities and agency mortgage-backed securities to sustain smooth functioning of markets for these securities. These low interest rates and other effects of the COVID-19 pandemic may adversely affect the Company's financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company. It is reasonably foreseeable that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loans and the fair value of financial instruments that are carried at fair value.

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

RESULTS OF OPERATIONS
Three months ended September 30, 2021 compared with three months ended September 30, 2020
Summary
Net income totaled $7.2 million for the three months ended September 30, 2021 compared with net income of $5.0 million for the same period in 2020. Diluted earnings per share for the three months ended September 30, 2021 totaled $0.65 compared with $0.45 for the three months ended September 30, 2020. Net interest income totaled $20.6 million for the three months ended September 30, 2021, a $0.2 million decrease from $20.8 million in the three months ended September 30, 2020. Noninterest income totaled $7.7 million for the three months ended September 30, 2021 compared with $6.9 million in the three months ended September 30, 2020. Noninterest expenses totaled $19.0 million and $19.3 million for the three months ended September 30, 2021 and 2020, respectively.
Net Interest Income
Net interest income decreased by $0.2 million, from $20.8 million to $20.6 million, for the three months ended September 30, 2021 compared with the three months ended September 30, 2020. Interest income on loans decreased by $1.7 million, from $21.6 million to $19.9 million, and investment securities interest income decreased by $0.4 million, from $2.6 million to $2.2 million. These decreases were mostly offset by the decrease of $1.8 million in total interest expense from $3.4 million to $1.6 million in comparing the three months ended September 30, 2021 with the three months ended September 30, 2020.
The following table presents net interest income, net interest spread and net interest margin for the three months ended September 30, 2021 and 2020 on a taxable-equivalent basis:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$347,242	$135	0.15%	$31,087	$9	0.12%
Investment securities (1)	464,417	2,339	2.00	496,107	2,673	2.14
Loans (1)(2)(3)	1,919,926	19,945	4.12	2,054,193	21,741	4.21
Total interest-earning assets	2,731,585	22,419	3.26	2,581,387	24,423	3.76
Other assets	195,089			190,119
Total	$2,926,674			$2,771,506
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$1,411,243	286	0.08	$1,213,208	939	0.31
Savings deposits	209,112	53	0.10	168,377	67	0.16
Time deposits	349,215	598	0.68	432,438	1,477	1.36
Total interest-bearing deposits	1,969,570	937	0.19	1,814,023	2,483	0.54
Securities sold under agreements to repurchase	23,578	8	0.13	21,145	20	0.38
FHLB Advances and other	45,071	123	1.09	219,567	394	0.71
Subordinated notes	31,938	503	6.29	31,881	501	6.29
Total interest-bearing liabilities	2,070,157	1,571	0.30	2,086,616	3,398	0.65
Noninterest-bearing demand deposits	548,923			417,939
Other	38,409			37,330
Total liabilities	2,657,489			2,541,885
Shareholders’ equity	269,185			229,621
Total	$2,926,674			$2,771,506
Taxable-equivalent net interest income /net interest spread		20,848	2.96%		21,025	3.12%
Taxable-equivalent net interest margin			3.03%			3.24%
Taxable-equivalent adjustment		(228)			(207)
Net interest income		$20,620			$20,818

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balances include nonaccrual loans.
(3)	Interest income on loans includes prepayment and late fees.

For the three months ended September 30, 2021, taxable-equivalent basis net interest income decreased by $177 thousand compared with the three months ended September 30, 2020. The decrease in net interest income reflected a decline in taxable-equivalent interest income of $1.8 million, offset by a decrease of $1.8 million in interest expense on interest-bearing liabilities from the three months ended September 30, 2020 to the three months ended September 30, 2021. Average interest-earning assets increased by $150.2 million due to an increase in average cash and average interest-bearing liabilities decreased by $16.5 million from the three months ended September 30, 2020 to the three months ended September 30, 2021.
For the three months ended September 30, 2021, taxable-equivalent net interest margin was 3.03%, which was 21 basis points lower than 3.24% for the three months ended September 30, 2020. This reduction was driven by an increase in average cash of $316.2 million, lower purchase accounting accretion of $835 thousand and reduced yield on investment securities. The increase in liquidity has resulted from SBA PPP forgiveness, child tax credits and a seasonal inflow of municipal deposit funds, which continue to negatively impact net interest margin.
The yield on loans was 4.12% for the three months ended September 30, 2021 compared to 4.21% for the three months ended September 30, 2020. Taxable-equivalent interest income earned on loans decreased by $1.8 million year-over-year due primarily to consumer loan runoff and lower purchase accounting accretion partially offset by the impact of SBA PPP forgiveness. There was a $134.3 million decrease in average loan balance year-over-year. Average residential mortgages decreased by $81.0 million from $284.0 million for the three months ended September 30, 2020 to $203.0 million for the three months ended September 30, 2021 due to the competitive and low interest rate environment since September 30, 2020. Average other consumer loans was $191.6 million for the three months ended September 30, 2021 compared to $217.3 million for the three months ended September 30, 2020, which was a decrease of $25.7 million. Accretion of purchase accounting adjustments was $296 thousand for the three months ended September 30, 2021 as compared to $861 thousand for the three months ended September 30, 2020. The three months ended September 30, 2021 and 2020 included $154 thousand and $650 thousand, respectively, of accelerated accretion related to the payoff of acquired loans. Average commercial loans, excluding average SBA PPP loans, increased by $125.3 million from $1.1 billion for the three months ended September 30, 2020 to $1.2 billion for the three months ended September 30, 2021. New commercial loan originations in 2021 had a lower yield than those in the existing portfolio.
SBA PPP loans, net of deferred fees and costs, averaged $303.2 million during the three months ended September 30, 2021 as compared to $456.1 million in the three months ended September 30, 2020. For both the three months ended September 30, 2021 and September 30, 2020, interest income on loans included $3.4 million of interest and net deferred fee income associated with the SBA PPP loans. While the average balance of SBA PPP loans declined over the period, the acceleration of net deferred fees in 2021 resulted in an increased yield on those loans. Net deferred SBA PPP fees of $8.6 million remain at September 30, 2021. These net deferred fees are being recognized over the life of the loans, which was originally between two and five years, but can be accelerated upon satisfactorily completing forgiveness steps with the SBA.
Taxable-equivalent investment securities interest income decreased by $334 thousand year-over-year, with the taxable equivalent yield decreasing from 2.14% for the three months ended September 30, 2020 to 2.00% for the three months ended September 30, 2021. The 14 basis point decrease reflected the decreased interest rate environment between years and certain repositioning within the portfolio under the Company's asset/liability management strategies. Interest income on securities was also impacted by a decrease of $31.7 million in the average balance of securities from the three months ended September 30, 2020 to the three months ended September 30, 2021 due primarily to the sale of asset-backed securities during the three months ended September 30, 2021.
The cost of interest-bearing liabilities decreased by 35 basis points from 0.65% for the three months ended September 30, 2020 to 0.30% for the three months ended September 30, 2021. The average balance of interest-bearing deposits increased by $155.5 million and the average balance of total borrowings decreased by $172.0 million. The increase in average interest-bearing deposits was due primarily to SBA PPP forgiveness since the prior year and an influx of municipal deposits during the third quarter of 2021, which offset a decline in certificates of deposits, due to maturities, and SBA PPP deposit usage. The cost of total deposits was 0.15% for the three months ended September 30, 2021 compared to 0.44% for the three months ended September 30, 2020. Rate reductions in 2021 combined with the maturity of higher yielding certificates of deposits caused this decrease. Average borrowings declined due to repayments and maturities of overnight borrowings.
Provision for Loan Losses
The Company continues to experience a low level of charge-offs and nonperforming loans. A provision for loan losses of $365 thousand was recorded for the three months ended September 30, 2021 due to commercial loan growth compared with $2.2 million for the same period in 2020. The provision recorded in the three months ended September 30, 2020 was driven by an increase in qualitative factor assumptions as a result of the COVID-19 pandemic. Due to continuing uncertainty in the external environment, management increased the qualitative factors for certain commercial loan segments in the Bank’s allowance for loan loss analysis in the three months ended September 30, 2020. During the three months ended September 30, 2021, the Company's COVID-19 related reserve was reversed by $991 thousand as a result of the relative strength of the economy and performance of the Bank's borrowers. As a result, the Company's COVID-19 related reserve was reduced to zero at September 30, 2021. Net recoveries in the three months ended September 30, 2021 totaled $219 thousand, compared to net recoveries of $8 thousand in the comparable prior year period.
Additional information is included in the "Credit Risk Management" section herein.
Noninterest Income
The following table compares noninterest income for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		$ Change	% Change
	2021	2020	2021-2020	2021-2020
Service charges on deposit accounts	$796	$684	$112	16%
Interchange income	1,030	900	130	14%
Other service charges and fees	197	168	29	17%
Swap fees	67	95	(28)	(29)%
Trust and investment management income	1,930	1,713	217	13%
Brokerage income	987	751	236	31%
Mortgage banking activities	1,333	1,985	(652)	(33)%
Income from life insurance	569	543	26	5%
Other income	263	35	228	651%
Investment securities gains (losses)	479	(13)	492	3,785%
Total noninterest income	$7,651	$6,861	$790	12%

The following factors contributed to the more significant changes in noninterest income between the three months ended September 30, 2021 and 2020:
•Service charges on deposit accounts increased in 2021 following the implementation of fee waivers in 2020 due to the COVID-19 pandemic and increased deposit account activity associated with the re-opening of the economy in the second quarter of 2021. In addition, cash management fees have increased between periods due to an increase in client activity.
•Interchange income grew from 2020 to 2021 due to increased spending upon the reopening of the economy and expanded usage of debit cards by consumers.
•Strong market conditions and the addition of new clients continue to drive trust and investment management income and brokerage income. Assets under management increased by $239 million from $1.6 billion at September 30, 2020 to $1.8 billion at September 30, 2021.
•Mortgage banking income declined $652 thousand driven by reduced residential mortgage production as refinancing activity slowed during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Mortgage loans sold totaled $48.0 million in the third quarter of 2021 compared with $72.8 million in the third quarter of 2020 resulting in a decrease in the gain on sale of residential mortgages of $415 thousand, a decrease in the fair value of residential mortgages held for sale and valuation of interest rate lock commitments of $138 thousand and a decrease of $298 thousand in residential mortgage servicing income, offset partially by the MSR valuation reserve reversal of $43 thousand in the three months ended September 30, 2021 compared to the impairment charge of $166 thousand in the three months ended September 30, 2020.
•Other income increased due primarily to the recognition of tax credits of $230 thousand from the Bank's investment in solar renewable energy partnerships.
•Investment securities gains increased during the third quarter of 2021 from $482 thousand in gains recorded from the sales of $72.8 million of asset-backed securities.
•Other line items within noninterest income showed fluctuations between 2021 and 2020 attributable to normal business operations.

Noninterest Expenses
The following table compares noninterest expenses for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		$ Change	% Change
	2021	2020	2021-2020	2021-2020
Salaries and employee benefits	$11,498	$10,695	$803	7.5%
Occupancy	1,154	1,231	(77)	(6.3)%
Furniture and equipment	1,220	1,203	17	1.4%
Data processing	990	958	32	3.3%
Automated teller machine and interchange fees	294	278	16	5.8%
Advertising and bank promotions	735	197	538	273.1%
FDIC insurance	218	230	(12)	(5.2)%
Professional services	562	603	(41)	(6.8)%
Directors' compensation	155	214	(59)	(27.6)%
Taxes other than income	16	453	(437)	(96.5)%
Intangible asset amortization	314	357	(43)	(12.0)%
Branch consolidation expenses	—	1,310	(1,310)	—%
Other operating expenses	1,879	1,536	343	22.3%
Total noninterest expenses	$19,035	$19,265	$(230)	(1.2)%

The following factors contributed to the more significant changes in noninterest expenses between the three months ended September 30, 2021 and 2020:
•Salaries and employee benefits increased for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due primarily to increases in performance-based incentives, additions to personnel and higher benefit costs.
•Advertising and bank promotions increased by $538 thousand due to reduced marketing efforts in 2020 due to the COVID-19 pandemic and the recognition of Pennsylvania Educational Improvement Tax Credit ("EITC") contributions in the three months ended September 30, 2021.
•Taxes other than income decreased by $437 thousand due to tax credits recorded from the EITC contributions in the three months ended September 30, 2021.
•Intangible asset amortization decreased principally due to the elimination of a customer intangible associated with the discontinuance of Wheatland Advisors, Inc. on July 31, 2020 and full amortization of a covenant not to compete in 2020.
•Branch consolidation expenses were $1.3 million for the three months September 30, 2020 related to the consolidation of six branches and three loan production offices. There were no similar charges for the three months ended September 30, 2021.
•Other operating expenses increased by $343 thousand due to a loss of $514 thousand from the termination of an interest rate derivative designated as a cash flow hedge recorded in the three months ended September 30, 2021, partially offset by a decrease of $172 thousand in the reserve for unfunded commitments from the three months ended September 30, 2020. A review of historical loss and line utilization experience resulted in no provision expense in the three months ended September 30, 2021.
•Other line items within noninterest expenses showed fluctuations between 2021 and 2020 attributable to normal business operations.

Income Tax Expense
Income tax expense totaled $1.7 million, an effective tax rate of 18.9%, for the three months ended September 30, 2021, compared with $1.2 million, an effective tax rate of 19.9%, for the three months ended September 30, 2020. The Company’s effective tax rate is less than the 21% federal statutory rate, principally due to tax-free income, which includes interest income on tax-free loans and securities and income from life insurance policies, federal income tax credits, and the impact of non-tax deductible expenses. The difference in the effective tax rate from the three months ended September 30, 2020 to the three months ended September 30, 2021 was due primarily to an increase in estimated earnings before income taxes for which the impact was reflected in the three months ended September 30, 2020.

Nine months ended September 30, 2021 compared with nine months ended September 30, 2020
Summary
Net income totaled $26.2 million for the nine months ended September 30, 2021 compared with net income of $16.4 million for the same period in 2020. Diluted earnings per share for the nine months ended September 30, 2021 totaled $2.36, compared with $1.49 for the nine months ended September 30, 2020. Net interest income positively influenced results of operations, and totaled $64.4 million for the nine months ended September 30, 2021, as compared to $59.9 million in the nine months ended September 30, 2020. Noninterest income totaled $21.9 million for the nine months ended September 30, 2021 compared with $21.1 million in the nine months ended September 30, 2020. Noninterest expenses totaled $53.9 million and $56.0 million for the nine months ended September 30, 2021 and 2020, respectively.
The comparability of operating results for 2021 with 2020 have generally been impacted by the SBA PPP loans and related deposits.
Net Interest Income
Net interest income increased by $4.5 million, from $59.9 million to $64.4 million, for the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020. Total interest expense decreased from $13.3 million to $5.4 million, in comparing the nine months ended September 30, 2021 with the nine months ended September 30, 2020. Interest income on loans decreased by $881 thousand, from $63.6 million to $62.7 million, and investment securities interest income decreased by $2.7 million, from $9.5 million to $6.8 million for the same period.

The following table presents net interest income, net interest spread and net interest margin for the nine months ended September 30, 2021 and 2020 on a taxable-equivalent basis:

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$261,697	$255	0.13%	$27,315	$101	0.49%
Investment securities (1)	456,919	7,272	2.13	496,977	9,797	2.63
Loans (1)(2)(3)	1,988,834	62,895	4.23	1,899,186	63,940	4.50
Total interest-earning assets	2,707,450	70,422	3.48	2,423,478	73,838	4.07
Other assets	188,924			193,057
Total	$2,896,374			$2,616,535
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$1,380,241	1,014	0.10	$1,113,740	4,100	0.49
Savings deposits	197,792	149	0.10	160,133	194	0.16
Time deposits	376,142	2,247	0.80	466,032	5,853	1.68
Total interest-bearing deposits	1,954,175	3,410	0.23	1,739,905	10,147	0.78
Securities sold under agreements to repurchase	22,490	25	0.15	17,395	72	0.55
FHLB Advances and other	53,608	458	1.14	194,197	1,604	1.10
Subordinated notes	31,924	1,507	6.29	31,867	1,504	6.29
Total interest-bearing liabilities	2,062,197	5,400	0.35	1,983,364	13,327	0.90
Noninterest-bearing demand deposits	537,247			373,614
Other	37,413			35,874
Total liabilities	2,636,857			2,392,852
Shareholders’ equity	259,517			223,683
Total	$2,896,374			$2,616,535
Taxable-equivalent net interest income /net interest spread		65,022	3.13%		60,511	3.17%
Taxable-equivalent net interest margin			3.21%			3.34%
Taxable-equivalent adjustment		(646)			(633)
Net interest income		$64,376			$59,878

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balances include nonaccrual loans.
(3)	Interest income on loans includes prepayment and late fees.

For the nine months ended September 30, 2021, taxable-equivalent basis net interest income increased by $4.5 million compared with the nine months ended September 30, 2020. This increase reflected an increase of $284.0 million in average interest-earning assets due to an increase in average cash, partially offset by an increase of $78.8 million in average interest-bearing liabilities from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. These balances increased primarily due to the SBA PPP loans originated from April 2020 to May 2021.
Taxable-equivalent net interest margin was 3.21% for the nine months ended September 30, 2021, which was 13 basis points lower than 3.34% for the nine months ended September 30, 2020. This reduction was driven by an increase in average cash of $234.4 million, lower purchase accounting accretion of $1.9 million and reduced yields on investment securities.

The yield on loans was 4.23% for the nine months ended September 30, 2021 compared to 4.50% for the nine months ended September 30, 2020. Taxable-equivalent interest income earned on loans decreased by $1.0 million year-over-year despite an increase in the average balance of commercial loans of $210.2 million. The decline in the yield on total loans reflects the impact from an increase in average SBA PPP loans, which have a 1% note rate, and the payoff of higher yielding loans with new loan originations at lower interest rates.
SBA PPP loans, net of deferred fees and costs, averaged $412.2 million during the nine months ended September 30, 2021 as compared to $269.8 million in the nine months ended September 30, 2020. Partially offsetting the increase in loans from SBA PPP were decreases in average consumer loans due to runoff and average residential mortgage loans during the period due to the competitive and low interest rate environment. Average consumer loans decreased by $22.0 million from $63.4 million for the nine months ended September 30, 2020 to $41.4 million for the nine months ended September 30, 2021. Average residential mortgages were $216.9 million for the nine months ended September 30, 2021, a decrease of $89.2 million from $306.1 million for the nine months ended September 30, 2020.
For the nine months ended September 30, 2021, interest income on loans includes $13.0 million of interest and net deferred fee income recognized associated with the SBA PPP loans compared to $6.1 million for the nine months ended September 30, 2020. Net deferred fees of $8.6 million remain at September 30, 2021, which will be recognized over the life of the loans that was originally between two and five years, but can be accelerated upon satisfactorily completing forgiveness steps with the SBA. Accretion of purchase accounting adjustments was $1.4 million for the nine months ended September 30, 2021 as compared to $2.5 million for the nine months ended September 30, 2020. The nine months ended September 30, 2021 and 2020 included $919 thousand and $1.4 million, respectively, of accelerated accretion related to the payoff of acquired loans.
Taxable-equivalent securities interest income decreased by $2.5 million year-over-year, with the taxable equivalent yield decreasing from 2.63% for the nine months ended September 30, 2020 to 2.13% for the nine months ended September 30, 2021. The 50 basis point decrease reflected the decreased interest rate environment between years and certain repositioning within the portfolio under the Company's asset/liability management strategies. Interest income on securities was also impacted by the decrease of $40.1 million in the average balance of securities from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 due primarily to the sale of the non-agency CMBS portfolio during the nine months ended September 30, 2021.
Interest expense on deposits and borrowings decreased by $7.9 million year-over-year, with the average balance of interest-bearing deposits increasing by $214.3 million and the average balance of total borrowings decreasing by $135.4 million. The increase in average interest-bearing deposits was due primarily to the SBA PPP forgiveness since the prior year, which was partially offset by maturities of certificates of deposits. The decrease in average borrowings was due to maturities and repayments of overnight borrowings. There was a decrease of 55 basis points in the cost of interest-bearing liabilities, which was driven by rate reductions in 2021 as well as maturities of higher yielding certificates of deposits. The balance of deposits associated with the SBA PPP loans are expected to decline into the second half of 2021 as the funds are drawn by the borrowers.
Provision for Loan Losses
The Company continues to experience a low level of charge-offs and nonperforming loans. The provision for loan losses was negative $10 thousand for the nine months ended September 30, 2021 compared with expense of $5.0 million for the same period in 2020. The provision recorded in the nine months ended September 30, 2020 was driven by an increase in qualitative factor assumptions as a result of the COVID-19 pandemic. The negative provision recorded in the nine months ended September 30, 2021 was due to the release of $2.7 million of the Company's COVID-19 related reserves, as the credit performance was strong in the past year following the re-opening of the economy. As a result, the Company's COVID-19 reserve was reduced to zero at September 30, 2021. Offsetting the impact to the provision for loan losses from the decrease in the COVID-19 qualitative factors was an increase in the provision expense from commercial loan production. Net charge-offs in the nine months ended September 30, 2021 totaled $176 thousand, as compared to net recoveries of $45 thousand in the comparable prior year period. Nonaccrual loans were 0.47% of gross loans at September 30, 2021, compared with 0.39% of gross loans at September 30, 2020. Nonaccrual loans increased by $1.2 million from September 30, 2020 to September 30, 2021; however, classified loans decreased by $9.5 million to $26.9 million from September 30, 2020 to September 30, 2021.
Additional information is included in the "Credit Risk Management" section herein.

Noninterest Income
The following table compares noninterest income for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		$ Change	% Change
	2021	2020	2021-2020	2021-2020
Service charges on deposit accounts	$2,231	$2,085	$146	7%
Interchange income	3,049	2,507	542	22%
Other service charges and fees	527	473	54	11%
Swap fees	135	527	(392)	(74)%
Trust and investment management income	5,862	5,049	813	16%
Brokerage income	2,708	2,069	639	31%
Mortgage banking activities	4,684	3,926	758	19%
Gain on sale of portfolio loans	—	2,803	(2,803)	(100)%
Income from life insurance	1,690	1,615	75	5%
Other income	338	118	220	186%
Investment securities gains (losses)	635	(44)	679	1,543%
Total noninterest income	$21,859	$21,128	$731	3%

The following factors contributed to the more significant changes in noninterest income between the nine months ended September 30, 2021 and 2020:
•Service charges on deposit accounts increased in 2021 following the implementation of fee waivers in 2020 due to the COVID-19 pandemic and increased deposit account activity associated with the re-opening of the economy in the second quarter of 2021.
•Interchange income grew from 2020 to 2021 due to increased spending upon the reopening of the economy and expanded usage of debit cards by consumers.
•Swap fees declined due to less interest from potential clients in a low interest rate environment. Swap fee income fluctuates based on the number of transactions entered into in a period.
•Strong market conditions and the addition of new clients continue to drive trust and investment management income and brokerage income. Assets under management increased by $239 million from $1.6 billion at September 30, 2020 to $1.8 billion at September 30, 2021.
•Mortgage banking income increased by $758 thousand due to an MSR valuation reserve reversal of $695 thousand in the nine months ended September 30, 2021 compared to an MSR impairment charge of $986 thousand in the nine months ended September 30, 2020, which was driven by significant market interest rate reductions caused by the COVID-19 pandemic. This was partially offset by a decrease of $1.1 million in the fair value of the residential mortgages held for sale and valuation of interest rate lock commitments attributed to reduced production due to less refinancing activity and the impact of higher rates on the valuations during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Refinance activity was strong in the second and third quarters of 2020 due to the decrease in interest rates, and the gain on sale margin increased.
•During the nine months ended September 30, 2020, the Bank recorded $2.8 million in gains due to the sale of $10.9 million of classified loans for net gains of $2.5 million, and the sale of an $11.0 million portfolio of recreational vehicle loans for a gain of $314 thousand.
•Other income increased due primarily to the recognition of tax credits of $230 thousand from the Bank's investment in solar renewable energy partnerships in the nine months ended September 30, 2021.
•During the nine months ended September 30, 2021, the Company recorded net investment securities gains of $635 thousand from the sales of $148.4 million of commercial mortgage-backed securities and asset-backed securities. There were no sales of debt securities during the nine months ended September 30, 2020.
•Other line items within noninterest income showed fluctuations between 2021 and 2020 attributable to normal business operations.

Noninterest Expenses
The following table compares noninterest expenses for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		$ Change	% Change
	2021	2020	2021-2020	2021-2020
Salaries and employee benefits	$31,907	$32,352	$(445)	(1.4)%
Occupancy	3,492	3,480	12	0.3%
Furniture and equipment	3,800	3,569	231	6.5%
Data processing	3,041	2,620	421	16.1%
Automated teller machine and interchange fees	862	778	84	10.8%
Advertising and bank promotions	1,434	1,153	281	24.4%
FDIC insurance	570	491	79	16.1%
Professional services	1,862	2,340	(478)	(20.4)%
Directors' compensation	624	679	(55)	(8.1)%
Taxes other than income	929	904	25	2.8%
Intangible asset amortization	972	1,224	(252)	(20.6)%
Branch consolidation expenses	—	1,310	(1,310)	—%
Insurance claim receivable recovery	—	(486)	486	(100.0)%
Other operating expenses	4,358	5,586	(1,228)	(22.0)%
Total noninterest expenses	$53,851	$56,000	$(2,149)	(3.8)%

The following factors contributed to the more significant changes in noninterest expenses between the nine months ended September 30, 2021 and 2020:
•The decrease in salaries and employee benefits from 2020 to 2021 was driven by reduced staffing as a result of the prior year's restructurings.
•Data processing expenses increased by $421 thousand due primarily to increased core system costs and trust data processing activity.
•Advertising and bank promotions increased by $281 thousand due to increased marketing efforts from the post-pandemic environment.
•The increase in FDIC insurance expense reflects the increase in FDIC assessments during 2021 compared to 2020, which is impacted by credits in the nine months ended September 30, 2020 that did not recur in 2021.
•Professional services decreased by $478 thousand due to legal costs incurred in the nine months ended September 30, 2020 in connection with the SEPTA litigation.
•Intangible asset amortization decreased principally due to the elimination of a customer intangible associated with the discontinuance of Wheatland Advisors, Inc. on July 31, 2020 and full amortization of a covenant not to compete in 2020.
•Branch consolidation expenses were $1.3 million for the nine months September 30, 2020 related to the consolidation of six branches and three loan production offices. There were no similar charges for the nine months September 30, 2021.
•During the nine months ended September 30, 2020, $486 thousand of refunds were received from an insurance company related to a 2018 cyber security incident.
•Other operating expenses declined by $1.2 million primarily due to a reduction in the reserve for unfunded commitments of $340 thousand and a reduction of $724 thousand in expenses associated with the sale of a property recorded in the nine months ended September 30, 2020. For the nine months ended September 30, 2020, the reserve for unfunded commitments was higher due to increased qualitative factors from the COVID-19 pandemic, which were reversed in 2021 following a review of historical loss and line utilization experience. This was partially offset by the loss of $514 thousand from the termination of the interest rate derivative designated as a cash flow hedge during the nine months September 30, 2021.
•Other line items within noninterest expenses showed fluctuations between 2021 and 2020 attributable to normal business operations.

Income Tax Expense
Income tax expense totaled $6.2 million, an effective tax rate of 19.2%, for the nine months ended September 30, 2021 compared with $3.6 million, an effective tax rate of 17.9%, for the nine months ended September 30, 2020. The Company’s effective tax rate is less than the 21% federal statutory rate, principally due to tax-free income, which includes interest income on tax-free loans and securities and income from life insurance policies, federal income tax credits, and the impact of non-tax deductible expenses. The difference in the effective tax rate from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 was due primarily to higher estimated earnings before income taxes for the 2021 fiscal year.

FINANCIAL CONDITION
Management devotes substantial time to overseeing the investment of funds in loans and investment securities and the formulation of policies directed toward the profitability and management of the risks associated with these investments.
Investment Securities
The Company utilizes investment securities to manage interest rate risk, to enhance income through interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. At September 30, 2021, securities available for sale totaled $445.0 million, a decrease of $21.4 million, from $466.5 million at December 31, 2020. During the nine months ended September 30, 2021, the Company sold $148.4 million of commercial mortgage-backed securities and asset-backed securities for a net gain of $609 thousand, and purchased $156.9 million of mortgage-backed securities, municipal securities and United States Treasury notes.
During the nine months ended September 30, 2021 and 2020, the Company recorded a gain of $26 thousand and a loss of $44 thousand, respectively, due to market value adjustments on an equity security. The balance of investment securities included net unrealized gains of $7.2 million at September 30, 2021 as compared to net unrealized gains of $5.5 million at December 31, 2020. This increase reflects the impact of improved market rates on the Company's investment security portfolio.

The following table summarizes the credit ratings and collateral associated with the Company's investment portfolio, excluding equity securities, at September 30, 2021:

Sector	Portfolio Mix	Amortized Book	Fair Value	Credit Enhancement	AAA	AA	A	BBB	NR	Collateral Type
Unsecured ABS	1%	$3,103	$3,159	31%	—%	—%	—%	—%	100%	Unsecured Consumer Debt
Student Loan ABS	2	9,385	9,367	18	—	—	—	—	100	Seasoned Student Loans
Federal Family Education Loan ABS	23	101,309	101,383	5	67	27	5	—	—	Federal Family Education Loan (1)
PACE Loan ABS	1	3,880	3,969	5	100	—	—	—	—	PACE Loans
Non-Agency RMBS	6	25,929	25,657	49	100	—	—	—	—	Reverse Mortgages (2)
Municipal - General Obligation	21	93,094	97,365		7	86	7	—	—
Municipal - Revenue	18	81,145	84,156		—	76	12	—	13
SBA ReRemic	2	9,049	9,029		—	100	—	—	—	SBA Guarantee (3)
Agency MBS	21	90,474	90,705		—	100	—	—	—	Residential Mortgages (3)
U.S. Treasury securities	5	20,087	19,831		—	100	—	—	—
Bank CDs	—	249	249		—	—	—	—	100	FDIC Insured CD
	100%	$437,704	$444,870		24%	66%	5%	—%	5%

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

The following table presents the loan portfolio, excluding residential LHFS, by segment and class at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Commercial real estate:
Owner occupied	$196,585	$174,908
Non-owner occupied	509,703	409,567
Multi-family	112,002	113,635
Non-owner occupied residential	100,088	114,505
Acquisition and development:
1-4 family residential construction	12,246	9,486
Commercial and land development	71,784	51,826
Commercial and industrial (1)	540,205	647,368
Municipal	13,631	20,523
Residential mortgage:
First lien	203,360	244,321
Home equity - term	7,079	10,169
Home equity - lines of credit	154,004	157,021
Installment and other loans	19,077	26,361
	$1,939,764	$1,979,690
(1) This balance includes $259.9 million and $403.3 million of SBA PPP loans at September 30, 2021 and December 31, 2020, respectively.
Total loans declined by $39.9 million from December 31, 2020 to September 30, 2021. This decrease is due primarily to SBA PPP loan forgiveness of $376.0 million in the nine months ended September 30, 2021 and payoffs in the residential mortgage loan and installment and other loan portfolios, offset by commercial loan production, excluding SBA PPP loans, of $157.9 million during the nine months ended September 30, 2021. Overall loan growth, excluding SBA PPP loans, was 7% for the nine months ended September 30, 2021.
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
The following table presents the Company’s risk elements, including the aggregate balances of nonaccrual loans, restructured loans still accruing, loans past due 90 days or more, and OREO as of September 30, 2021 and December 31, 2020. Relevant asset quality ratios are also presented.

	September 30, 2021	December 31, 2020
Nonaccrual loans	$9,116	$10,310
OREO	—	—
Total nonperforming assets	9,116	10,310
Restructured loans still accruing	839	934
Loans past due 90 days or more and still accruing	362	554
Total nonperforming and other risk assets (total risk assets)	$10,317	$11,798
Loans 30-89 days past due	$1,534	$10,291
Asset quality ratios:
Total nonaccrual loans to total loans	0.47%	0.52%
Total nonperforming assets to total assets	0.32%	0.37%
Total nonperforming assets to total loans and OREO	0.47%	0.52%
Total risk assets to total loans and OREO	0.53%	0.60%
Total risk assets to total assets	0.36%	0.43%
ALL to total loans	1.03%	1.02%
ALL to nonperforming loans	219.01%	195.45%
ALL to nonperforming loans and restructured loans still accruing	200.55%	179.22%
Total nonperforming and other risk assets decreased by $1.5 million, or 12.6%, from December 31, 2020 to September 30, 2021. There was a reduction of $1.2 million in non-accrual loans due to payment activity and a decrease of $192 thousand in loans past 90 days and still accruing from December 31, 2020 to September 30, 2021.
The following table presents detail of impaired loans at September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
	Nonaccrual Loans	Restructured Loans Still Accruing	Total	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$3,806	$26	$3,832	$3,232	$28	$3,260
Non-owner occupied residential	171	—	171	268	—	268
Acquisition and development:
Commercial and land development	—	—	—	814	—	814
Commercial and industrial	2,941	—	2,941	3,639	—	3,639
Residential mortgage:
First lien	1,659	813	2,472	1,730	898	2,628
Home equity - term	7	—	7	10	—	10
Home equity - lines of credit	495	—	495	600	8	608
Installment and other loans	37	—	37	17	—	17
	$9,116	$839	$9,955	$10,310	$934	$11,244

The following table presents our exposure to borrowers with impaired loans, partial charge-offs taken to date and specific reserves established on the borrowing relationships at September 30, 2021 and December 31, 2020. Of the relationships deemed to be impaired at September 30, 2021, two had a recorded balance in excess of $1.0 million, and 62, which represents 35.1% of total impaired loans, had recorded balances of less than $250 thousand.

	# of Relationships	Recorded Investment	Partial Charge-offs to Date	Specific Reserves
September 30, 2021
Relationships greater than $1,000,000	2	$5,225	$—	$—
Relationships greater than $500,000 but less than $1,000,000	1	619	17	—
Relationships greater than $250,000 but less than $500,000	2	612	—	—
Relationships less than $250,000	62	3,499	623	29
	67	$9,955	$640	$29
December 31, 2020
Relationships greater than $1,000,000	2	$5,639	$—	$—
Relationships greater than $500,000 but less than $1,000,000	2	1,211	17	—
Relationships greater than $250,000 but less than $500,000	2	637	—	—
Relationships less than $250,000	65	3,757	545	33
	71	$11,244	$562	$33

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
In its individual loan impairment analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve include an evaluation of the outstanding loan balance and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships at September 30, 2021. However, over time, additional information may result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
In an effort to assist clients that were negatively impacted by the COVID-19 pandemic, the Bank offered various mitigation options, including a loan payment deferral program. Under this program, most commercial deferrals were for a 90-day period, while most consumer deferrals were for a 180-day period. As of September 30, 2021, the Company had loan deferrals under this program for consumer clients with a total loan balance of $317 thousand. In accordance with the revised Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus issued on April 7, 2020, these deferrals are exempt from TDR status as they meet the specified requirements.
The following table summarizes outstanding COVID-19 related modifications, including deferrals and forbearances at September 30, 2021 and December 31, 2020:

Loan Type	Amount of Loans		Percent of Non-PPP Loans
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Commercial	$—	$15,702	—%	1.4%
Consumer	317	2,504	0.1	0.6
Total Loans	$317	$18,206	—%	1.2%

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

The following table summarizes the Company’s internal risk ratings at September 30, 2021 and December 31, 2020:

	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	PCI Loans	Total
September 30, 2021
Commercial real estate:
Owner occupied	$176,029	$8,219	$6,147	$3,832	$—	$2,358	$196,585
Non-owner occupied	476,947	32,272	168	—	—	316	509,703
Multi-family	91,726	19,662	614	—	—	—	112,002
Non-owner occupied residential	95,338	2,028	1,344	171	—	1,207	100,088
Acquisition and development:
1-4 family residential construction	12,246	—	—	—	—	—	12,246
Commercial and land development	70,648	636	500	—	—	—	71,784
Commercial and industrial	521,530	7,939	5,505	2,941	—	2,290	540,205
Municipal	13,631	—	—	—	—	—	13,631
Residential mortgage:
First lien	195,717	—	240	2,472	—	4,931	203,360
Home equity - term	7,056	—	—	7	—	16	7,079
Home equity - lines of credit	153,436	21	52	495	—	—	154,004
Installment and other loans	19,002	—	—	37	—	38	19,077
	$1,833,306	$70,777	$14,570	$9,955	$—	$11,156	$1,939,764
December 31, 2020
Commercial real estate:
Owner occupied	$148,846	$12,491	$7,855	$3,260	$—	$2,456	$174,908
Non-owner occupied	351,860	57,378	—	—	—	329	409,567
Multi-family	92,769	20,224	642	—	—	—	113,635
Non-owner occupied residential	107,557	3,948	1,422	268	—	1,310	114,505
Acquisition and development:
1-4 family residential construction	9,101	385	—	—	—	—	9,486
Commercial and land development	49,832	655	525	814	—	—	51,826
Commercial and industrial	617,213	17,561	6,118	3,639	—	2,837	647,368
Municipal	20,523	—	—	—	—	—	20,523
Residential mortgage:
First lien	236,381	—	—	2,628	—	5,312	244,321
Home equity - term	10,076	—	64	10	—	19	10,169
Home equity - lines of credit	156,264	95	54	608	—	—	157,021
Installment and other loans	26,283	—	—	17	—	61	26,361
	$1,826,705	$112,737	$16,680	$11,244	$—	$12,324	$1,979,690

Potential problem loans are defined as performing loans which have characteristics that cause management concern over the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming loans in the future. Generally, management feels that Substandard loans that are currently performing and not considered impaired result in some doubt as to the borrower’s ability to continue to perform under the terms of the loan, and represent potential problem loans. Additionally, the Special Mention classification is intended to be a temporary classification reflective of loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Company’s position at some future date. Special Mention loans represent an elevated risk, but their weakness does not yet justify a more severe, or classified, rating. These loans require inquiry by lenders on the cause of the potential weakness and, once analyzed, the loan classification may be downgraded to Substandard or, alternatively, could be upgraded to Pass. Special Mention loans decreased by $42.0 million from December 31, 2020 to September 30, 2021 due to continued improvements in economic conditions as COVID-19 restrictions are eased and government stimulus drives increases in spending.
The following table summarizes activity in the ALL for the three and nine months ended September 30, 2021 and 2020:

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
September 30, 2021
Balance, beginning of period	$11,315	$1,243	$3,495	$29	$16,082	$2,863	$227	$3,090	$209	$19,381
Provision for loan losses	(179)	290	386	(2)	495	(147)	18	(129)	(1)	365
Charge-offs	(89)	—	(55)	—	(144)	—	(20)	(20)	—	(164)
Recoveries	305	8	60	—	373	5	5	10	—	383
Balance, end of period	$11,352	$1,541	$3,886	$27	$16,806	$2,721	$230	$2,951	$208	$19,965
September 30, 2020
Balance, beginning of period	$9,347	$1,069	$2,916	$75	$13,407	$3,552	$386	$3,938	$172	$17,517
Provision for loan losses	1,520	(219)	963	(19)	2,245	(71)	18	(53)	8	2,200
Charge-offs	(3)	—	(193)	—	(196)	—	(31)	(31)	—	(227)
Recoveries	171	—	45	—	216	6	13	19	—	235
Balance, end of period	$11,035	$850	$3,731	$56	$15,672	$3,487	$386	$3,873	$180	$19,725
Nine Months Ended
September 30, 2021
Balance, beginning of period	$11,151	$1,114	$3,942	$40	$16,247	$3,362	$324	$3,686	$218	$20,151
Provision for loan losses	133	418	109	(13)	647	(578)	(69)	(647)	(10)	(10)
Charge-offs	(270)	—	(621)	—	(891)	(92)	(49)	(141)	—	(1,032)
Recoveries	338	9	456	—	803	29	24	53	—	856
Balance, end of period	$11,352	$1,541	$3,886	$27	$16,806	$2,721	$230	$2,951	$208	$19,965
September 30, 2020
Balance, beginning of period	$7,634	$959	$2,356	$100	$11,049	$3,147	$319	$3,466	$140	$14,655
Provision for loan losses	2,780	(117)	1,875	(44)	4,494	329	162	491	40	5,025
Charge-offs	(3)	—	(689)	—	(692)	(109)	(117)	(226)	—	(918)
Recoveries	624	8	189	—	821	120	22	142	—	963
Balance, end of period	$11,035	$850	$3,731	$56	$15,672	$3,487	$386	$3,873	$180	$19,725
The ALL at September 30, 2021, decreased by $186 thousand from December 31, 2020, reflecting a negative provision for loan losses of $10 thousand during the nine months ended September 30, 2021. The allowance for loan losses decreased in the nine months ended September 30, 2021 as a result of the reduction of qualitative factor adjustments for the impact of the COVID-19 pandemic on the Bank’s loan portfolio as the COVID-19 related deferrals returned to normal paying status and the loans performed for an extended period of time, partially offset by the impact of increased commercial loan production.
The increase of $240 thousand in the ALL from September 30, 2020 to September 30, 2021 reflects the COVID-19 related exposure in the loan portfolio and non-SBA PPP commercial loan production. Net recoveries totaled $219 thousand and net charge-offs totaled $176 thousand for the three and nine months ended September 30, 2021, respectively, compared with net recoveries of $8 thousand and $45 thousand for the three and nine months ended September 30, 2020.
Classified loans totaled $26.9 million at September 30, 2021, or 1.4% of total loans outstanding, reflecting a decrease from $33.1 million, or 1.7% of loans outstanding, at December 31, 2020. The asset quality ratios previously noted are indicative of the continued benefit the Company has received from favorable historical charge-off statistics and generally stable economic and market conditions for the last few years, even while the loan portfolio has been growing. Recent loan growth trends contributed to management's determination that an increased provision for loan losses was required to maintain an adequate ALL, with an ALL to total loans ratio of 1.03% at September 30, 2021 as compared to 1.02% at December 31, 2020. Excluding SBA loans, which are 100% guaranteed, the ALL to total loans was 1.2% at September 30, 2021 and 1.3% at December 31, 2020. Despite generally favorable historical charge-off data, the impact of the COVID-19 pandemic on economic conditions may result in the need for additional provisions for loan losses in future quarters.
The following table summarizes the ending loan balances individually or collectively evaluated for impairment based on loan type, as well as the ALL allocation for each, at September 30, 2021 and December 31, 2020, including PCI loans:

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
September 30, 2021
Loans allocated by:
Individually evaluated for impairment	$4,003	$—	$2,941	$—	$6,944	$2,974	$37	$3,011	$—	$9,955
Collectively evaluated for impairment	914,375	84,030	537,264	13,631	1,549,300	361,469	19,040	380,509	—	1,929,809
	$918,378	$84,030	$540,205	$13,631	$1,556,244	$364,443	$19,077	$383,520	$—	$1,939,764
ALL allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$29	$—	$29	$—	$29
Collectively evaluated for impairment	11,352	1,541	3,886	27	16,806	2,692	230	2,922	208	19,936
	$11,352	$1,541	$3,886	$27	$16,806	$2,721	$230	$2,951	$208	$19,965
December 31, 2020
Loans allocated by:
Individually evaluated for impairment	$3,528	$814	$3,639	$—	$7,981	$3,246	$17	$3,263	$—	$11,244
Collectively evaluated for impairment	809,087	60,498	643,729	20,523	1,533,837	408,265	26,344	434,609	—	1,968,446
	$812,615	$61,312	$647,368	$20,523	$1,541,818	$411,511	$26,361	$437,872	$—	$1,979,690
ALL allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$33	$—	$33	$—	$33
Collectively evaluated for impairment	11,151	1,114	3,942	40	16,247	3,329	324	3,653	218	20,118
	$11,151	$1,114	$3,942	$40	$16,247	$3,362	$324	$3,686	$218	$20,151

In addition to the specific reserve allocations on impaired loans noted previously, 12 loans, with aggregate outstanding principal balances of $1.2 million, have had cumulative partial charge-offs to the ALL totaling $640 thousand at September 30, 2021. As updated appraisals are received on collateral-dependent loans, partial charge-offs are taken to the extent the loans’ principal balance exceeds their fair value.
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
The unallocated portion of the ALL reflects estimated inherent losses within the portfolio that have not been detected, as well as the risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the ALL totaled $208 thousand, or 1.0% of the ALL balance, at September 30, 2021 compared with $218 thousand, or 1.1% of the ALL balance at December 31, 2020. The Company monitors the unallocated portion of the ALL and, by policy, has determined it should not exceed 3% of the total reserve. Future negative provisions for loan losses may result if the unallocated portion was to increase, and management determined the reserves were not required for the anticipated risk in the portfolio.
Management believes the Company’s ALL is adequate based on currently available information. Future adjustments to the ALL and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.
Deposits
Deposits totaled $2.5 billion at September 30, 2021, an increase of $145.2 million, or 6.2%, from $2.4 billion at December 31, 2020.
Noninterest-bearing deposits increased by $88.5 million, or 19.4%, to $545.3 million, from December 31, 2020 to September 30, 2021. Interest-bearing deposits totaled $2.0 billion at September 30, 2021, an increase of $56.7 million, or 3.0%, from the $1.9 billion balance at December 31, 2020.
Deposit growth in the first nine months of 2021 was principally due to the high usage of checking accounts for SBA PPP loan funds and an influx of municipal deposits. As the SBA PPP clients continue to utilize their borrowings to fund operations, the associated deposits are expected to decline, in addition to a decrease from the runoff of certificates of deposit.
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
Shareholders’ equity totaled $268.6 million at September 30, 2021, an increase of $22.4 million, or 9.1%, from $246.2 million at December 31, 2020. The increase was primarily attributable to net income totaling $26.2 million and other comprehensive income of $2.3 million for the nine months ended September 30, 2021. This is offset by dividends paid on common stock totaling $6.2 million during the nine months ended September 30, 2021.
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
At September 30, 2021 and December 31, 2020, the Bank was considered well capitalized under applicable banking regulations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Prompt corrective action provisions are not applicable to bank holding companies, including financial holding companies.
Note 8, Shareholders' Equity and Regulatory Capital, to the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1, "Financial Information," includes a table presenting capital amounts and ratios for the Company and the Bank at September 30, 2021 and December 31, 2020.
In addition to the minimum capital ratio requirement and minimum capital ratio to be well capitalized presented in the referenced table in Note 8, the Bank must maintain a capital conservation buffer as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, Item 1 - Business, under the topic Basel III Capital Rules. At September 30, 2021, the Bank's capital conservation buffer, based on the most restrictive Total Capital to risk weighted assets capital ratio, was 6.7%, which is greater than the 2.5% requirement.

Liquidity
The primary function of asset/liability management is to ensure adequate liquidity and manage the Company’s sensitivity to changing interest rates. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities, the sale of mortgage loans and borrowings from the FHLB of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The maximum borrowing capacity from the FHLB is $841.6 million at September 30, 2021.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management policy. Unencumbered investment securities totaled $128.9 million at September 30, 2021. At September 30, 2021, the Company had $34.2 million of investment securities pledged at the FRB Discount Window, with no associated borrowings outstanding.
The Company had applied for and received access to the Paycheck Protection Program Liquidity Facility ("PPPLF"), created by the FRB for the pledging of PPP loans, to further expand its already robust access to off balance sheet liquidity. Effective July 30, 2021, PPPLF was terminated and no new extensions of credit under the PPPLF were made.
Supplemental Reporting of Non-GAAP Measures
As a result of acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $23.2 million and $24.2 million at September 30, 2021 and December 31, 2020, respectively.
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
The following table presents the computation of each non-GAAP based measure shown together with its most directly comparable GAAP based measure.

	September 30, 2021	December 31, 2020
Tangible Book Value per Common Share
Shareholders' equity	$268,569	$246,249
Less: Goodwill	18,724	18,724
Other intangible assets	4,486	5,458
Related tax effect	(942)	(1,146)
Tangible common equity (non-GAAP)	$246,301	$223,213

Common shares outstanding	11,205	11,201
Book value per share (most directly comparable GAAP based measure)	$23.97	$21.98
Intangible assets per share	1.99	2.05
Tangible book value per share (non-GAAP)	$21.98	$19.93

	September 30, 2021	December 31, 2020
Allowance to Non-SBA Guaranteed Loans:
Allowance for loan losses	$19,965	$20,151
Gross loans	$1,939,764	$1,979,690
less: SBA guaranteed loans	(261,138)	(404,205)
Non-SBA guaranteed loans	$1,678,626	$1,575,485

Allowance to non-SBA guaranteed loans	1.2%	1.3%

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
The simulation analysis results are presented in the Net Interest Income table below. At September 30, 2021 and December 31, 2020, results indicated the Company would be better positioned over the subsequent 12 months in an increasing rate environment than it would be if interest rates decreased. This is due to the composition of the balance sheet between fixed- and floating-rate assets, and liabilities that will reprice more rapidly as deposits migrate from certificates of deposit to non-maturity deposits, coupled with the steep decline in rates during 2020. The Company has become more asset sensitive since December 31, 2020 due to the increase in liquidity and overall size of the balance sheet size and mix, specifically through non-maturity deposits. As such, an increase in interest rates would benefit the Company more than in prior periods.
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
At September 30, 2021, similar to December 31, 2020, these results indicate the Company would be better positioned in a rising interest rate environment than it would be if interest rates decreased. The results at September 30, 2021 are driven by the impact of the low interest rate environment and the composition of the balance sheet. To improve the comparability across periods, the Company follows best practices and maintains the size and mix of the period end balance sheet; thus, the results do not reflect actions management may take to improve results.

Net Interest Income			Economic Value
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates (basis points)	September 30, 2021	December 31, 2020	Change in Market Interest Rates (basis points)	September 30, 2021	December 31, 2020
(100)	(0.9)%	(0.8)%	(100)	(48.0)%	(99.6)%
100	3.1%	1.7%	100	29.0%	70.7%
200	5.4%	2.4%	200	46.0%	116.4%
300	4.7%	0.7%	300	56.0%	144.9%

Item 4. Controls and Procedures
Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at September 30, 2021.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at September 30, 2021.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the nine months ended September 30, 2021.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
Information regarding legal proceedings is included in Note 12, Contingencies, to the Consolidated Financial Statements under Part I, Item 1, "Financial Statements" and incorporated herein by reference.

Item 1A – Risk Factors
There have been no material changes from the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2021 to July 31, 2021	—	$—	—	823,320
August 1, 2021 to August 29, 2021	1,973	22.86	1,973	821,347
September 1, 2021 to September 30, 2021	44,865	22.82	44,865	776,482
Total	46,838	$22.82	46,838
In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. On April 19, 2021, the Board of Directors authorized the additional future repurchase of up to 562,000 shares of its outstanding common stock. At September 30, 2021, 201,518 shares had been repurchased under the program at a total cost of $3.7 million, or $18.26 per share. Common stock available for future repurchase totals approximately 776,482 shares, or 7% of the Company's outstanding common stock at September 30, 2021. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. For the three months ended September 30, 2021, the Company repurchased 46,838 shares of its common stock at an average price of $22.82 per share.

Item 3 – Defaults Upon Senior Securities
Not applicable.

Item 4 – Mine Safety Disclosures
Not applicable.

Item 5 – Other Information
None.

Item 6 – Exhibits

3.1	Articles of Incorporation as amended, incorporated by reference to Exhibit 3.1 of the Registrant’s Report on Form 8-K filed on January 29, 2010.

3.2	By-laws as amended, incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 8-K filed June 2, 2021.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed February 8, 2010 (File No. 333-164780).

31.1	Rule 13a – 14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a – 14(a)/15d-14(a) Certifications (Principal Financial Officer)

32.1	Section 1350 Certifications (Principal Executive Officer)

32.2	Section 1350 Certifications (Principal Financial Officer)

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: November 5, 2021