Form 10-K
period 2021-12-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2022-03-11
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $248.9 million. For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant, and all persons beneficially owning more than 5% of the registrant’s common stock.
Number of shares outstanding of the Registrant’s common stock as of March 7, 2022: 11,140,919.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

ORRSTOWN FINANCIAL SERVICES, INC.
FORM 10-K

Glossary of Defined Terms
The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition
ALL	Allowance for loan losses
AFS	Available for sale
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Orrstown Bank, the commercial banking subsidiary of Orrstown Financial Services, Inc.
BHC Act	Bank Holding Company Act of 1965
CDI	Core deposit intangible
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CMO	Collateralized mortgage obligation
CRA	Community Reinvestment Act
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ERM	Enterprise risk management
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross Domestic Product
GLB Act	Gramm-Leach-Bliley Act
GSE	United States government-sponsored enterprise
Hamilton	Hamilton Bancorp, Inc., and its wholly-owned banking subsidiary, Hamilton Bank (acquired May 1, 2019)
IRC	Internal Revenue Code of 1986, as amended
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
MBS	Mortgage-backed securities
Mercersburg	Mercersburg Financial Corporation and its wholly-owned banking subsidiary, First Community Bank of Mercersburg (acquired October 1, 2018)
MPF Program	Mortgage Partnership Finance Program
MSR	Mortgage servicing right
NIM	Net interest margin
OCI	Other comprehensive income
OFA	Orrstown Financial Advisors, a division of the Bank that provides investment and brokerage services
OREO	Other real estate owned (foreclosed real estate)
OTTI	Other-than-temporary impairment
Parent Company	Orrstown Financial Services, Inc., the parent company of Orrstown Bank
2011 Plan	2011 Orrstown Financial Services, Inc. Stock Incentive Plan
PCI loans	Purchased credit impaired loans
Repurchase Agreements	Securities sold under agreements to repurchase
SBA PPP	U.S. Small Business Administration Paycheck Protection Program
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
TDR	Troubled debt restructuring
U.S.	United States of America
Wheatland	Wheatland Advisors, Inc., the former Registered Investment Advisor subsidiary of Orrstown Financial Services, Inc.
Unless the context otherwise requires, the terms “Orrstown,” “we,” “us,” “our,” and “Company” refer to Orrstown Financial Services, Inc. and its subsidiaries.

PART I

Caution About Forward-Looking Statements:

Certain statements appearing herein, which are not historical in nature, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications, from time to time, that contain such statements. Such forward-looking statements reflect the current views of the Company's management with respect to, among other things, future events and the Company's financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “forecast,” “goal,” “target,” “would” and “outlook,” or the negative variations of those words or other comparable words of a future or forward-looking nature. Forward-looking statements are statements that include projections, predictions, expectations, estimates or beliefs about events or results or otherwise are not statements of historical facts, many of which, by their nature, are inherently uncertain and beyond the Company's control, and include, but are not limited to, statements related to new business development, new loan opportunities, growth in the balance sheet and fee-based revenue lines of business, merger and acquisition activity, reducing risk assets, and mitigating losses in the future. Accordingly, the Company cautions you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements and there can be no assurances that the Company will achieve the desired level of new business development and new loans, growth in the balance sheet and fee-based revenue lines of business, successful merger and acquisition activity, and continued reductions in risk assets or mitigate losses in the future. In addition to risks and uncertainties related to the COVID-19 pandemic (including those related to variants and sub-variants, such as the stealth omicron, omicron and delta variants) and resulting governmental and societal responses, factors which could cause the actual results to differ from those expressed or implied by the forward-looking statements include, but are not limited to, the following: ineffectiveness of the Company's strategic growth plan due to changes in current or future market conditions; the effects of competition and how it may impact our community banking model, including industry consolidation and development of competing financial products and services; the integration of the Company's strategic acquisitions; the inability to fully achieve expected savings, efficiencies or synergies from mergers and acquisitions, or taking longer than estimated for such savings, efficiencies and synergies to be realized; changes in laws and regulations; interest rate movements; changes in credit quality; inability to raise capital, if necessary, under favorable conditions; volatility in the securities markets; the demand for our products and services; deteriorating economic conditions; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; expenses associated with pending litigation and legal proceedings; the failure of the SBA to honor its guarantee of loans issued under the SBA PPP; the timing of the repayment of SBA PPP loans and the impact it has on fee recognition; our ability to convert new relationships gained through the SBA PPP efforts to full banking relationships; and other risks and uncertainties. The foregoing list of factors is not exhaustive.
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

ITEM 1 – BUSINESS
Orrstown Financial Services, Inc., a Pennsylvania corporation, is the financial holding company for its wholly-owned subsidiary Orrstown Bank. The Company’s principal executive offices are located at 77 East King Street, Shippensburg, Pennsylvania, with additional executive and administrative offices at 4750 Lindle Road, Harrisburg, Pennsylvania. The Parent Company was organized on November 17, 1987, for the purpose of acquiring the Bank and such other banks and bank-related activities as are permitted by law. The Company provides banking and financial advisory services located in south central Pennsylvania, principally in Berks, Cumberland, Dauphin, Franklin, Lancaster, Perry and York Counties, Pennsylvania, and in Anne Arundel, Baltimore, Howard and Washington Counties, Maryland, as well as Baltimore City, Maryland.
Business
The Bank was organized in 1919 as a state-chartered bank. On March 8, 1988, in a bank holding company reorganization transaction, the Parent Company acquired 100% ownership of the Bank.
The Parent Company’s primary activity consists of owning and supervising its subsidiary, the Bank. Day-to-day management is conducted by its officers, who are also Bank officers. The Parent Company has historically derived most of its income through dividends from the Bank. At December 31, 2021, the Company had total assets of $2.8 billion, total deposits of $2.5 billion and total shareholders’ equity of $271.7 million.
The Company operates in the community banking segment and engages in lending activities, including commercial, residential, commercial mortgages, construction, municipal, and various forms of consumer lending and deposit services, including checking, savings, time and money market deposits. The Company also provides fiduciary, investment advisory, insurance and brokerage services. These activities engaged in by the Bank are authorized by the Pennsylvania Banking Code of 1965. The Company and the Bank are subject to regulation by certain federal and state agencies and undergo periodic examinations by such regulatory authorities. The concentrations of credit by type of loan are included in Note 4, Loans and Allowance for Loan Losses, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data." The Bank maintains a diversified loan portfolio and evaluates each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon the extension of credit, is based on management’s credit evaluation of the client pursuant to collateral standards established in the Bank’s credit policies and procedures.
Human Capital
At December 31, 2021, the Bank had 412 full-time and 17 part-time employees compared to 400 full-time and 18 part-time employees at December 31, 2020. At December 31, 2021, approximately 67% of our workforce was female and 33% were male. Our average tenure is over five years. The Parent Company has no employees. Its 14 officers are employees of the Bank, who represent a mix of newer and more seasoned employees with diverse experience and have an average tenure of nine years.
We encourage and support the growth and development of our employees. Continuous learning and career development is advanced through ongoing performance and development conversations with employees, internally created training programs, including development and advancement training offered through Orrstown University, customized corporate training engagements and educational reimbursement and certification programs. Training opportunities are available both online and in-person, and all employees have online access to courses for professional development provided by a third-party.
Employee evaluations are conducted on at least an annual basis. Those evaluations focus on job performance, achievement of goals and employee and career development. In addition, the Company monitors employee satisfaction and engagement through periodic employee surveys.
The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, our remote work options have evolved as expectations surrounding the COVID-19 pandemic shifted. During 2021, many of our employees effectively worked a hybrid schedule from the Company office and remote locations to ensure a safely-distanced working environment for our employees and clients.
The Company believes that it is critically important that its employee base reflects the communities that we serve. The Company's Diversity & Inclusion Council took concrete steps in 2021 to diversify the job applicant pool. In addition to the Company's website, social media platforms and through talent recruiting efforts by third-party recruiters, job openings were posted directly at Historically Black Colleges and Universities within the Company's market area. The Company's President and Chief Executive Officer also signed the CEO ACTION for Diversity & Inclusion Pledge, which makes commitments to continue making our workplaces trusting places, implementing and expanding unconscious bias education, sharing best practices and creating and sharing strategic inclusion and diversity plans with our Board of Directors.

The Company offers competitive compensation to attract and further strengthen employee engagement and encourage retention. Compensation packages include market-competitive salary, healthcare and retirement benefits, paid time off, and may also include bonuses or sales commissions and short-term and long-term equity incentives.
We deploy numerous methods to foster engagement, including regular company-wide calls, weekly communication through our Orrstown Connections publications, employee recognitions and service anniversaries, community service and leadership programs, an annual event for all employees and off-site events with family and friends.
COVID-19 Pandemic Update
The Company’s business, financial condition and results of operations have been and may continue to be affected by the COVID-19 pandemic. The pandemic has adversely affected U.S. and global economies and created volatility in the financial markets. Although the economy started to recover in 2021, supply chain challenges and workforce shortages have contributed to rising inflationary pressures. The extent to which the pandemic continues to impact our business is dependent on future developments, including the severity and duration of emerging COVID-19 variants, the availability, effectiveness and distribution of vaccines and other public health measures, and the impact of the pandemic on our employees, clients, vendors, counterparties and service providers, all of which are highly uncertain and difficult to predict.
The Company continues to prioritize the health and safety of our employees and clients. Throughout 2021, numerous actions were implemented, while still ensuring the needs of our clients were met, including modifications to branch and business center accessibility and a hybrid working model to provide flexibility to employees capable of performing their duties remotely. Throughout the pandemic, the Company has proactively supported its clients through educational opportunities and assistance programs, implementing temporary changes to its fee program, the origination of loans through the SBA PPP Program and continuing to work with its clients through the SBA PPP loan forgiveness process.
Lending
Federal bank regulatory agencies have adopted uniform regulations prescribing standards for extensions of credit that are secured by liens or interests in real estate or made for the purpose of financing permanent improvements to real estate. Under these regulations, all insured depository institutions, such as the Bank, must adopt and maintain written policies establishing appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures and documentation, and approval and reporting requirements. The real estate lending policies must reflect consideration of the federal bank regulatory agencies’ Interagency Guidelines for Real Estate Lending Policies.
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
Commercial Lending
The Bank makes commercial real estate, equipment, construction, working capital and other commercial purpose loans to commercial clients throughout the Bank’s various markets. The Bank has significant market share in south central Pennsylvania and has been expanding its presence geographically in recent years. Currently, growth markets include the Harrisburg region, Lancaster County and Maryland markets. The Bank's commercial lending is focused in these geographic regions or with borrowers headquartered in these geographic regions.
The Bank’s credit policy dictates the underwriting requirements for the various types of commercial loans the Bank makes available to borrowers. The policy covers such requirements as debt coverage ratios, advance rates against different forms of collateral, loan-to-value ratios and maximum term.
A majority of the Company’s loan assets are loans for business purposes. At December 31, 2021, approximately 80% of the loan portfolio was comprised of commercial loans.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted. The CARES Act established the SBA PPP. The SBA PPP is intended to provide economic relief to small businesses nationwide adversely impacted under the COVID-19 Emergency Declaration issued on March 13, 2020. The SBA PPP, which began on April 3, 2020 and ended on May 31, 2021, provided small businesses with funds to cover up to 24 weeks of payroll costs and other expenses, including benefits. It also provides for forgiveness of up to the full principal amount of qualifying loans. For the year ended December 31, 2020, the Bank closed and funded almost 3,200 loans for a total gross loan amount of $467.7 million.

These loans resulted in net processing fees of $13.5 million to be recognized through net interest income over the life of the loans, which was between two and five years. For the year ended December 31, 2021, the Bank closed and funded almost 3,300 PPP loans for a total loan amount of $231.7 million. The loans originated in 2021 resulted in net processing fees of $12.3 million. In total, the Bank closed and funded almost 6,500 PPP loans for a total gross loan amount of $699.4 million. At December 31, 2021, the Bank has $5.5 million of net deferred SBA PPP fees remaining to be recognized through net interest income over the remaining life of the loans. The timing of the recognition of these fees is dependent upon the loan forgiveness process established by the SBA. As these loans are 100% guaranteed by the SBA, there is no associated allowance for loan losses at December 31, 2021.
Consumer Lending
The Bank provides home equity loans, home equity lines of credit and other consumer loans, primarily through its branch network and client call center. A large majority of the consumer loans are secured by either a first or second lien position on the borrower’s primary residential real estate. The Bank requires a loan-to-value ratio of no greater than 85% of the value of the real estate being taken as collateral with a minimum credit score of 710. The Bank also, at times, purchases consumer loans to help diversify credit risk in our loan portfolio.
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
Loan Review
The Company has a loan review policy and program, which is designed to identify and monitor risk in the lending function. The Management ERM Committee, comprised of executive and senior officers and loan department personnel, is charged with the oversight of overall credit quality and risk exposure of the Company's loan portfolio. This includes the monitoring of the lending activities of all Company personnel with respect to underwriting and processing new loans and the timely follow-up and corrective action for loans showing signs of deterioration in quality. A loan review program provides the Company with an independent review of the commercial loan portfolio on an ongoing basis. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as extended delinquencies, bankruptcy, repossession or death of the borrower occurs, which heightens awareness as to a possible credit event.
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
Deposit Products
The Bank offers deposit products to retail, commercial, non-profit and government clients through its retail branch network. Product offerings for retail clients include checking accounts, money market, savings and certificates of deposit. The Bank offers a strong suite of treasury management solutions for businesses that help them to forecast and manage their cash and receivables. The Bank is committed to advancing digital capabilities for all clients, to ensure scalability and optimization of financial performance within the organizations. A robust treasury management online banking platform allows clients to send and collect money electronically using ACH and wire transfer origination services, deposit checks via mobile or desktop capture, and mitigate fraud through check and ACH positive pay services. Wire transfers may be sent and also received domestically as well as internationally in most currencies. Online bill-pay services allow check and electronic payments, with same day, next day and future dated payments. Additionally, business clients can automatically move money between Bank accounts using various automated sweep services. Using strategic partnerships, the Bank is able to offer best-in-class lockbox services, armored cash logistic solutions, credit cards, purchasing cards, and merchant card processing services.

Digital capability for consumers includes person-to-person (P2P) payment, bill pay, and mobile deposit capture and domestic money transfer services. Traditional domestic and international wire transfer services are also offered via branch. In addition to opening accounts and communicating with employees via traditional branch or call-center engagement, digital online account opening, online loan and credit card application processing, online mortgage pre-qualification and mortgage application processing, automated telephone services, and online chat features provide consumers with convenient digital alternatives to more traditional products and services.
The Bank competes for deposits similarly on the basis of a combination of value and service and by providing convenience through a banking network of branches, ATMs, card services, and digital service channels.
Investment Services
Through its trust department, the Bank renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor, and other fiduciary activities authorized by law under the trade name Orrstown Financial Advisors ("OFA"). OFA offers retail brokerage services through a third-party broker/dealer arrangement with Cetera Advisor Networks LLC. At December 31, 2021, assets under management by OFA totaled $1.9 billion.
Competition
The Bank’s principal market area consists of south central Pennsylvania, the greater Baltimore region, and Washington County, Maryland. The Bank serves a substantial number of depositors in this market area and its contiguous counties.
The Bank competes with other banks and less heavily regulated financial services companies, such as credit unions and finance and trust companies, as well as mortgage banking companies, mutual funds, investment advisors, and brokerage firms, both within and outside of its primary market areas. Financial technology companies, or FinTechs, are also providing nontraditional, but increasingly strong, competition for the Bank's borrowers, depositors, and other clients.
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
The Company implements strategic initiatives focused on expanding its core businesses and exploring, on an ongoing basis, acquisition, divestiture, and joint venture opportunities to the extent permitted by its regulators and in alignment with its strategic goals. The Company analyzes each of the Bank's products and businesses in the context of shareholder return, client demands, competitive advantages, industry dynamics, and growth potential. The Company's management believes its market area will support growth in assets and deposits in the future, which it expects to contribute to the Company's ability to maintain or grow profitability.
Regulation and Supervision
The Parent Company is a bank holding company registered with the FRB and has elected status as a financial holding company ("FHC"). The Bank is a Pennsylvania-chartered commercial bank and a member of the FRB.
Regulatory Environment
The banking industry is highly regulated. Orrstown is subject to supervision, regulation, and examination by its federal regulators, including the FRB, SEC, CFPB, FDIC, and various state regulatory agencies. The statutory and regulatory framework that governs us is generally intended to protect depositors and clients, the FDIC's Deposit Insurance Fund, the U.S. banking and financial system, and financial markets as a whole by ensuring the safety and soundness of bank holding companies ("BHCs") and banks. Bank regulators regularly examine the operations of BHCs and banks. Regulators have broad supervisory and enforcement authority over BHCs and banks, including the power to impose nonpublic supervisory agreements, issue cease and desist orders, impose fines and other civil and criminal penalties, terminate deposit insurance, and appoint a conservator or receiver.
Engaging in unsafe or unsound practices or failing to comply with applicable laws, regulations, and supervisory agreements could subject the Company and its respective officers, directors, and institution-affiliated parties to the remedies described above, and other sanctions. In addition, the FDIC may terminate a bank’s deposit insurance upon a finding that the bank’s financial condition is unsafe or unsound or that the bank has engaged in unsafe or unsound practices or has violated an applicable rule, regulation, order, or condition enacted or imposed by the bank’s regulatory agency.

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
The Parent Company is also subject to the disclosure and regulatory requirements of the Securities Act and the Exchange Act, both as administered by the SEC, as well as the rules of Nasdaq that apply to companies with securities listed on the Nasdaq Capital Market.
Several of the more significant regulatory provisions applicable to BHCs and banks to which the Company is subject are discussed below, along with certain regulatory matters concerning the Parent Company and the Bank. To the extent that the following information describes statutory or regulatory provisions, such information is qualified in its entirety by reference to the particular statutes or regulations. Any change in applicable law or regulation may have a material effect on the business and prospects of the Parent Company and the Bank.
Financial and Bank Holding Company Activities
As a FHC, the Parent Company is permitted to engage, directly or through subsidiaries, in a wide variety of activities that are financial in nature or are incidental or complementary to a financial activity, in addition to all of the activities otherwise allowed.
As a FHC, the Parent Company is generally subject to the same regulation as other BHCs, including the reporting, examination, supervision and consolidated capital requirements of the FRB. To preserve its FHC status, the Parent Company must remain well-capitalized and well-managed and ensure that the Bank remains well-capitalized and well-managed for regulatory purposes and earns “satisfactory” or better ratings on its periodic Community Reinvestment Act examinations. An FHC ceasing to meet these standards is subject to a variety of restrictions, depending on the circumstances.
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
If the FDIC is appointed conservator or receiver of a bank upon that bank’s insolvency or the occurrence of other events, the FDIC may sell some, part, or all of a bank’s assets and liabilities to another bank or repudiate or disaffirm most types of contracts to which that bank was a party if the FDIC believes such contracts are burdensome. In resolving the estate of a failed bank, the FDIC as receiver will first satisfy its own administrative expenses, and the claims of holders of U.S. deposit liabilities also have priority over those of other general unsecured creditors.

Liability for Banking Subsidiaries
The Parent Company is required to serve as a source of financial and managerial strength to the Bank and, under appropriate conditions, to commit resources to support the Bank. This support may be required by the FRB at times when the Bank might otherwise determine not to provide it or when doing so is not otherwise in the interests of the Parent Company or its shareholders or creditors. The FRB may require a BHC to make capital injections into a troubled subsidiary bank and may charge the BHC with engaging in unsafe and unsound practices if the BHC fails to commit resources to such a subsidiary bank or if it undertakes actions that the FRB believes might jeopardize the BHC’s ability to commit resources to such subsidiary bank.
Under these requirements, the Parent Company may in the future be required to provide financial assistance to the Bank should it experience financial distress. Capital loans by the Parent Company to the Bank would be subordinate in right of payment to deposits and certain other debts of the Bank. In the event of the Parent Company's bankruptcy, any commitment by the Parent Company to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee and entitled to a priority of payment.
Pennsylvania Banking Law
The Pennsylvania Banking Code contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, and employees, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Pennsylvania Banking Code delegates extensive rule-making power and administrative discretion to the Pennsylvania Department of Banking and Securities so that the supervision and regulation of state-chartered banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.
The FDIA, however, prohibits state-chartered banks from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless the FDIC determines the activity or investment does not pose a significant risk of loss to the Deposit Insurance Fund, and a bank meets all applicable capital requirements. Accordingly, the additional operating authority provided to the Bank by the Pennsylvania Banking Code is significantly restricted by the FDIA.
Dividend Restrictions
The Parent Company is a legal entity separate and distinct from its banking and non-banking subsidiaries. Since the Parent Company's consolidated net income consists largely of net income of its subsidiaries, its ability to make capital distributions, including paying dividends and repurchasing shares, depends upon its receipt of dividends from these subsidiaries. Under federal law, there are various limitations on the extent to which the Bank can declare and pay dividends to the Parent Company, including those related to regulatory capital requirements, general regulatory oversight to prevent unsafe or unsound practices, and federal banking law requirements concerning the payment of dividends out of net profits, surplus, and available earnings. The Bank must maintain the CET1 Capital Conservation Buffer requirement of 2.5% to avoid becoming subject to restrictions on capital distributions, including dividends. Certain contractual restrictions also may limit the ability of the Bank to pay dividends to the Parent Company. No assurances can be given that the Bank will, in any circumstances, pay dividends to the Parent Company.
The Parent Company's ability to declare and pay dividends to its shareholders is similarly limited by federal banking law and FRB regulations and policy.
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
Transactions between a Bank and its Affiliates
Federal banking laws and regulations impose qualitative standards and quantitative limitations upon certain transactions between a bank and its affiliates, including between a bank and its holding company and companies that the BHC may be deemed to control for these purposes. Transactions covered by these provisions must be on arm’s-length terms and cannot exceed certain amounts which are determined with reference to that bank’s regulatory capital. Moreover, if the transaction is a loan or other extension of credit, it must be secured by collateral in an amount and quality expressly prescribed by statute, and if the affiliate is unable to pledge sufficient collateral, the BHC may be required to provide it. The Dodd-Frank Act expanded the coverage and scope of these regulations, including by applying them to the credit exposure arising under derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. Federal banking laws also place similar restrictions on loans and other extensions of credit by FDIC-insured banks, such as the Bank, and their subsidiaries to their directors, executive officers, and principal shareholders.
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
Under the U.S. Basel III capital rules, the Parent Company's and the Bank’s assets, exposures, and certain off-balance sheet items are subject to risk weights used to determine the institutions’ risk-weighted assets. These risk-weighted assets are used to calculate the following minimum capital ratios for the Parent Company and the Bank:
• CET1 Risk-Based Capital Ratio, equal to the ratio of CET1 capital to risk-weighted assets. CET1 capital primarily includes common shareholders’ equity subject to certain regulatory adjustments and deductions, including goodwill, intangible assets, certain deferred tax assets, and AOCI. The Company has elected to opt out of including AOCI components.
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
In addition to meeting the minimum capital requirements, under the U.S. Basel III capital rules, the Bank must also maintain the required Capital Conservation Buffer to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The Capital Conservation Buffer is calculated as a ratio of CET1 capital to risk-weighted assets, and it effectively increases the required minimum risk-based capital ratios. The Capital Conservation Buffer requirement is 2.5%. The Tier 1 Leverage Ratio is not impacted by the Capital Conservation Buffer, and a banking institution may be considered well-capitalized while remaining out of compliance with the Capital Conservation Buffer.
The Parent Company has the ability to provide additional capital to the Bank to maintain the Bank’s risk-based capital ratios at levels which would be considered well-capitalized.
At December 31, 2021, the Parent Company's and the Bank’s regulatory capital ratios were above applicable well-capitalized standards and met the Capital Conservation Buffer requirement.
Bank Acquisitions by Orrstown
BHCs must obtain prior approval of the Federal Reserve in connection with any acquisition that results in the BHC owning or controlling 5% or more of any class of voting securities of a bank or another BHC.

Acquisitions of Ownership of Orrstown
Acquisitions of Orrstown's voting stock above certain thresholds are subject to prior regulatory notice or approval under federal banking laws, including the BHC Act and the Change in Bank Control Act of 1978. Under the Change in Bank Control Act, a person or entity generally must provide prior notice to the FRB before acquiring the power to vote 10% or more of our outstanding common stock. Investors should be aware of these requirements when acquiring shares in the Company's stock.
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
Like other lenders, the Bank uses credit bureau data in its underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act, which also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes. Similar state laws may impose additional requirements on the Company.
Cybersecurity
The GLB Act requires financial institutions to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of client records and information.
The Cybersecurity Information Sharing Act is intended to improve cybersecurity in the U.S. by enhanced sharing of information about security threats among the U.S. government and private sector entities, including financial institutions. The Cybersecurity Information Sharing Act also authorizes companies to monitor their own systems notwithstanding any other provision of law and allows companies to carry out defensive measures on their own systems from cyber-attacks. The law includes liability protections for companies that share cyber threat information with third parties so long as such sharing activity is conducted in accordance with Cybersecurity Information Sharing Act.
In October 2016, the federal bank regulatory agencies issued an Advanced Notice of Proposed Rulemaking regarding enhanced cyber risk management standards, which would apply to a wide range of large financial institutions and their third-party service providers. The proposed rules would expand existing cybersecurity regulations and guidance to focus on cyber risk management and governance, management of internal and external dependencies, and incident response, cyber resilience, and situational awareness. In addition, the proposal contemplates more stringent standards for institutions with systems that are critical to the financial sector. These enhanced standards would apply only to depository institutions and depository institution holding companies with total consolidated assets of $50 billion or more. The federal banking agencies have not yet taken further action on these proposed standards.
Separately, in November 2021, the United States federal bank regulatory agencies adopted a rule regarding notification requirements for banking organizations related to significant computer security incidents. Under the final rule, a bank holding company and a state member bank are required to notify the Federal Reserve within 36 hours of incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its client base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. The rule is effective April 1, 2022, with compliance required by May 1, 2022.
Community Reinvestment Act
The CRA is intended to encourage banks to help meet the credit needs of their service areas, including low- and moderate-income neighborhoods, consistent with safe and sound business practices. The relevant federal bank regulatory agency, the FRB in the Bank’s case, examines each bank and assigns it a public CRA rating. A bank’s record of fair lending compliance is part of the resulting CRA examination report. The CRA requires the relevant federal bank regulatory agency to consider a bank’s CRA assessment when considering that bank’s application to conduct certain mergers or acquisitions or to open or relocate a branch office. The FRB also must consider the CRA record of each subsidiary bank of a BHC in connection with any acquisition or merger application filed by the BHC. An unsatisfactory CRA record could substantially delay or result in the denial of an approval or application by the Parent Company or the Bank. The Bank received a CRA rating of “Satisfactory” in its most recent examination. Leaders of the federal banking agencies have indicated their support for modernizing the CRA regulatory framework to address changing delivery systems and consumer preferences. In September 2020, the FRB issued an advance notice of proposed rulemaking that seeks public comment on ways to modernize the FRB's CRA regulations. The effects on the Company of any potential change to the CRA rules will depend on the final form of any Federal Reserve rulemaking and cannot be predicted at this time.
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
The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the BSA, was enacted in January 2021. The AMLA codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the Treasury to promulgate priorities for anti-money laundering and countering the financing of terrorism policy; requires the development of standards by the Treasury for testing technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including a significant expansion in the available sanctions for certain BSA violations; and expands BSA whistleblower incentives and protections. Many of the statutory provisions in the AMLA will require additional rulemaking, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance.
Office of Foreign Assets Control Regulation
The Office of Foreign Assets Control is responsible for administering economic sanctions that affect transactions with designated foreign countries, nationals, and others, as defined by various Executive Orders and in various legislation. Office of Foreign Assets Control-administered sanctions take many different forms. For example, sanctions may include: (1) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on U.S. persons engaging in financial transactions relating to, making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (2) a blocking of assets in which the government or “specially designated nationals” of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction, including property in the possession or control of U.S. persons. The Office of Foreign Assets Control also publishes lists of persons, organizations, and countries suspected of aiding, harboring, or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. Blocked assets, such as property and bank deposits, cannot be paid out, withdrawn, set off, or transferred in any manner without a license from the Office of Foreign Assets Control. Failure to comply with these sanctions could have serious legal and reputational consequences.
Transaction Account Reserves
FRB regulations require depository institutions to maintain cash reserves against specified deposit liabilities. The dollar amount of a depository institution's reserve requirement is determined by applying the reserve ratios specified in the Regulation D to an institution's transaction accounts, (primarily NOW and regular checking accounts). Effective March 26, 2020, the FRB issued an interim rule that no longer required depository institutions to maintain reserves against their transaction accounts. The FRB issued a final rule, effective December 22, 2020, confirming its interim ruling by lowering the reserve requirement on transaction accounts to 0%.

Consumer Protection Regulation and Supervision
The Bank is subject to regulation by the CFPB with respect to federal consumer protection laws. The Bank is also subject to certain state consumer protection laws and, under the Dodd-Frank Act, state attorneys general and other state officials are empowered to enforce certain federal consumer protection laws and regulations. State authorities have increased their focus on and enforcement of consumer protection rules. These federal and state consumer protection laws apply to a broad range of the Bank's activities and to various aspects of its business and include laws relating to interest rates, fair lending, disclosures of credit terms and estimated transaction costs to consumer borrowers, debt collection practices, the use and provision of information to consumer reporting agencies, and the prohibition of unfair, deceptive, or abusive acts or practices in connection with the offer, sale, or provision of consumer financial products and services.
The CFPB has promulgated many mortgage-related final rules since it was established under the Dodd-Frank Act, including rules related to the ability to repay, qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, Home Mortgage Disclosure Act requirements, and appraisal and escrow standards for higher priced mortgages. The mortgage-related final rules issued by the CFPB have materially restructured the origination, servicing, and securitization of residential mortgages in the U.S. These rules have impacted, and will continue to impact, the business practices of residential mortgage lenders, including the Bank.
Future Legislation and Regulation
Changes in federal laws and regulations, as well as laws and regulations in states where the Company does business, can affect the operating environment in substantial ways. We cannot predict whether those changes in laws and regulations will occur, and, if they occur, the ultimate effect they would have upon the financial condition or results of operations of the Company.
Nasdaq Capital Market
The Company’s common stock is listed on the Nasdaq Capital Market under the trading symbol “ORRF” and is subject to Nasdaq’s rules for listed companies.
Available Information
The Company is subject to the informational requirements of the Exchange Act and, in accordance with the Exchange Act, it files annual, quarterly, and current reports, proxy statements, and other information with the SEC. The SEC maintains an Internet web site that contains reports, proxy statements, and other information about issuers, like us, who file electronically with the SEC. The address of the site is www.sec.gov. The reports and other information, including any related amendments, filed by us with, or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, by the Company to, the SEC are also available free of charge at our Internet web site as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The address of the site is www.orrstown.com. Except as specifically incorporated by reference into this Annual Report on Form 10-K, information on those web sites is not part of this report.

ITEM 1A – RISK FACTORS
An investment in our common stock is subject to risks inherent in our business. The material risks and uncertainties that management believes affect us are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report and our other filings with the SEC. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.
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
There is no precise method of predicting loan losses. The required level of reserves, and the related provision for loan losses can fluctuate from year to year, based on charge-offs and/or recoveries, loan volume, credit administration practices, and local and national economic conditions, among other factors. The ALL, which is a reserve established through a provision for loan losses charged to expense, represents management’s best estimate of probable incurred losses within the existing portfolio of loans. The level of the ALL reflects management’s evaluation of, among other factors, the status of specific impaired loans, historical loss experience, delinquency, credit concentrations and economic conditions within our market area. The determination of the appropriate level of the ALL inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our ALL.
If loan charge-offs in future periods exceed the ALL, there would be a need to record additional provisions to increase our ALL. Furthermore, growth in the loan portfolio would generally lead to an increase in the provision for loan losses. The deterioration of one or more of our significant lending relationships could result in a substantial increase in nonperforming loans and the provision for loan losses, which would negatively impact our results of operations. Generally, increases in our ALL will result in a decrease in net income and stockholders’ equity, and may have a material adverse effect on our financial condition and results of operations.
Further, we have elected to delay implementation of ASU 2016-13, Measurement of Credit Losses on Financial Instruments, under the three-year delay permitted by the FASB in 2019. For a more complete description of the potential impact ASU 2016-13 may have on our financial statements and ALL, please refer to Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data" appearing elsewhere in this Form 10-K.
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
Our loan portfolio has a significant concentration in commercial real estate loans.
Our loan portfolio is made up largely of commercial real estate loans. The federal banking agencies have promulgated guidance governing banks with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development and other land represent 100% or more of total risk-based capital or (ii) total commercial real estate loans represent 300% or more of total risk-based capital and that bank’s commercial real estate loan portfolio has increased 50% or more during the prior thirty-six months. Owner-occupied commercial real estate loans are excluded from this second category. If the Bank is deemed to have a concentration in commercial real estate loans, we will be required to employ heightened risk management practices that address board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing and maintenance of increased capital levels as needed to support the level of commercial real estate lending. At December 31, 2021, the Bank’s construction, land development and other land concentration was 38%, commercial real estate loan concentration was 270% and the Bank’s commercial real estate loan portfolio increased by 99% during the prior thirty-six months. The Bank believes it has taken the appropriate steps to comply with the risk management practices, which are subject to regulatory examination. If our regulators conclude that we have not implemented appropriate risk management practices, it could adversely affect our business, and could result in the requirement to maintain increased capital levels or restrict our ability to originate new loans secured by commercial real estate. We can provide no assurance that capital would be available, or available on terms favorable to the Company, at that time.
The credit risk related to commercial and industrial loans is greater than the risk related to residential loans.
 Commercial and industrial loans generally carry larger loan balances and involve a greater degree of risk of nonpayment or late payment than home equity loans or residential mortgage loans. Commercial and industrial loans include advances to local and regional businesses for general commercial purposes and include permanent and short-term working capital, machinery and equipment financing, and may be either in the form of lines of credit or term loans. Although commercial and industrial loans may be unsecured to our highest rated borrowers, the majority of these loans are secured by the borrower’s accounts receivable, inventory and machinery and equipment. In a significant number of these loans, the collateral also includes the business real estate or the business owner’s personal real estate or assets. Commercial and industrial loans are more susceptible to risk of loss during a downturn in the economy, as borrowers may have greater difficulty in meeting their debt service requirements and the value of the collateral may decline. We attempt to mitigate this risk through our underwriting standards, including evaluating the creditworthiness of the borrower, regular monitoring, and, to the extent available, credit ratings on the business. However, these procedures cannot entirely eliminate the risk of loss associated with commercial and industrial lending.
Environmental liability associated with our lending activities could result in losses.
In the course of business, we may acquire, through foreclosure, properties securing loans originated or purchased that are in default. Particularly in commercial real estate lending, there is a risk that material environmental violations could be discovered on these properties. In this event, we might be required to remedy these violations at the affected properties at our sole cost and expense. The cost of remedial action could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have an adverse effect on our financial condition and results of operations.
As a participating lender in the SBA Paycheck Protection Program (“PPP”), we are subject to additional risks of litigation from our clients or other parties regarding our processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.
On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals applied for loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to numerous limitations and eligibility criteria. We participated as a lender in the PPP, which commenced on April 3, 2020. Lenders participating in the PPP have faced scrutiny about their loan application process and procedures, and the nature and type of the borrowers receiving PPP loans. We depend on our reputation as a trusted and responsible financial services company to compete effectively in the communities that we serve. Any negative public or client response to, or any litigation or claims that might arise out of, our participation in the PPP and any other legislative or regulatory initiatives and programs that were enacted in response to the COVID-19 pandemic, could adversely impact our business. We may be exposed to the risk of litigation regarding our process and procedures used in processing applications for the PPP and in connection with our processing of PPP loan forgiveness applications. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in a material adverse impact on our business, financial condition and results of operations or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome.
We also have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which a loan was originated, funded, or serviced by us. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us. The Company had $195.3 million in gross outstanding balance of SBA PPP loans at December 31, 2021.
Risks Related to Interest Rates and Investments
Changes in interest rates could adversely impact the Company’s financial condition and results of operations.
Our operations are subject to risks and uncertainties surrounding our exposure to changes in the interest rate environment. Operating income, net income and liquidity depend to a great extent on our net interest margin. Interest rates are highly sensitive to many factors beyond our control, including competition, general economic conditions, and monetary and fiscal policies of various governmental and regulatory authorities, including the FRB. The nature and timing of any changes in interest rates or general economic conditions and their effect on us cannot be controlled and are difficult to predict. If the rate of interest we pay on our interest-bearing liabilities increases more than the rate of interest we receive on our interest-earning assets, our net interest income, and therefore our earnings and liquidity, could be materially adversely affected. Our earnings and liquidity could also be materially adversely affected if the rates on interest-earning assets fall more quickly than those on our interest-bearing liabilities.
Changes in interest rates also can affect our ability to originate loans, our ability to obtain and retain deposits, and the value of interest-earning assets, and the ability to realize gains from the sale of such assets, which could all negatively impact shareholder's equity. The FRB recently has signaled its intention to raise interest rates in 2022. An increase in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures and charge-offs, but could also necessitate further increases to our ALL. A decrease in interest rates may trigger loan prepayments, which may serve to reduce net interest income if we are unable to lend these funds to other borrowers or invest the funds at the same or higher interest rates. In addition, based on our interest rate sensitivity analyses, an increase in the general level of interest rates will negatively affect the market value of the investment portfolio because of the relatively higher duration of certain securities included in the investment portfolio.

Our subordinated notes, issued in December 2018, have a 6.0% fixed interest rate through December 2023, after which the interest rate will convert to a variable rate, equivalent to three-month LIBOR, or any replacement reference rate, plus 3.16% through maturity in December 2028. Depending on our financial condition at the time of the rate changing from fixed to variable, an increase in the interest rate on our subordinated debt could have a material adverse effect on our liquidity and results of operations.
Our securities portfolio performance in difficult market conditions could have adverse effects on our results of operations.
Unrealized losses on investment securities result from changes in credit spreads and liquidity issues in the marketplace, along with changes in the credit profile of individual securities issuers. Under GAAP, we are required to review our investment portfolio periodically for the presence of impairment of our securities, taking into consideration current and future market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts' evaluations, our ability and intent to hold investments until a recovery of fair value, as well as other factors. Adverse developments with respect to one or more of the foregoing factors may require us to deem particular securities to be impaired, with the credit-related portion of the reduction in the value recognized as a charge to our earnings through a valuation allowance. Subsequent valuations, in light of factors prevailing at that time, may result in significant changes in the values of these securities in future periods. Any of these factors could require us to recognize further impairments in the value of our securities portfolio, which may have an adverse effect on our results of operations in future periods.
In addition, deterioration or defaults made by issuers of the underlying collateral of our investment securities may cause additional credit-related other-than-temporary impairment charges to our income statement. Our ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.
Potential downgrades of U.S. government securities by one or more of the credit ratings agencies could have a material adverse effect on our operations, earnings and financial condition.
A possible future downgrade of the sovereign credit ratings of the U.S. government and a decline in the perceived creditworthiness of U.S. government-related obligations could impact our ability to obtain funding that is collateralized by affected instruments, as well as affect the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments. We cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. Among other things, a downgrade in the U.S. government’s credit rating could adversely impact the value of our securities portfolio and may trigger requirements that the Company post additional collateral for trades relative to these securities. A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies or instruments would significantly exacerbate the other risks to which we are subject and any related adverse effects on the business, financial condition and results of operations.
The expected discontinuance of LIBOR presents risks to the financial instruments originated, issued or held by us that use LIBOR as a reference rate.
LIBOR is used as a reference rate for many of our transactions and contracts, which means it is the base on which relevant interest rates are determined. Transactions include those in which we lend and borrow money and issue, purchase and sell securities and engage in derivative transactions. Stemming from recent regulatory guidance and proposals to reform, the United Kingdom Financial Conduct Authority ("FCA"), which regulates the process for setting LIBOR, announced that it intended to stop compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR. This announcement created market uncertainty as to whether and to what extent panel banks would continue to provide submissions for the calculation of LIBOR after 2021 and as to the continued existence of LIBOR after 2021. The uncertainty lessened in November 2020, when the administrator of LIBOR, and the FCA, announced a proposal to extend the publication of the most commonly utilized tenors of USD LIBOR until June 30, 2023.
While certain U.S. dollar LIBOR tenors are expected to continue to be published until June 30, 2023, the U.S. banking agencies have encouraged banks to cease entering into new contracts referencing LIBOR no later than December 31, 2021. These reforms may cause such rates to perform differently than in the past, or to disappear entirely, or have other consequences which cannot be predicted. It is also possible that LIBOR quotes will become unavailable prior to 2023 if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition from LIBOR would be accelerated and magnified. These risks may also be increased due to the shorter time frame for preparing for the transition.
With the phase out of LIBOR, there are alternative reference rates in circulation as a replacement. It is expected to be replaced primarily by the Secured Overnight Financing Rate, or SOFR, which is a median of rates that market participants pay to borrow cash on an overnight basis, using U.S. Treasury Securities as collateral. Should SOFR ultimately replace LIBOR, risks will remain for us with respect to outstanding loans or other instruments using LIBOR. Those risks arise in connection with transitioning those instruments to a new reference rate and the corresponding value transfer that may occur in connection with that transition. Risks related to transitioning instruments to SOFR, how LIBOR is calculated and LIBOR's availability include impacts on the yield on loans or securities held by us and amounts paid on securities we have issued, and ultimately, adversely affect our financial condition and results of operations. The value of loans, securities, derivatives or borrowings tied to LIBOR and the trading market for LIBOR-based securities could also be negatively impacted upon its discontinuance or phase out.
The Company has formed a cross-functional working group to lead the transition from LIBOR to a planned adoption of an alternate index. As of December 31, 2021, the Company ceased issuance of new LIBOR loans. The Company has elected to replace LIBOR with the 30-Day Average SOFR or Term SOFR in its loan agreements. Certain systems and products have been effectively transitioned away from LIBOR and are utilizing alternative reference rates. Remaining LIBOR transition project activities include remediation of remaining LIBOR products by June 2023. The Company is in the process of implementing fallback language for loans that will mature after 2021. The manner and impact of the transition from LIBOR to an alternative reference rate, as well as the effect of these developments on our funding costs, loan, investment securities and derivative portfolios, asset-liability management, and business, is uncertain.
Risks Related to Competition and to Our Business Strategy
If we cannot replace interest income on PPP loans, our net income would be adversely affected.
Interest income recognized on PPP loans totaled $16.8 million and $10.9 million for the years ended December 31, 2021 and 2020, respectively. As the balance of our PPP loan portfolio continues to decline, we expect interest income recognized on these loans to decline in 2022. If we are not able to replace interest income on PPP loans through non-PPP loan growth or otherwise, our net income could be adversely affected.
Difficult economic and market conditions can adversely affect the financial services industry and may materially and adversely affect the Company.
Our operations are sensitive to general business and economic conditions in the U.S. If the growth of the U.S. economy slows, or if the economy worsens or enters into a recession, our growth and profitability could be constrained. In addition, economic conditions in foreign countries can affect the stability of global financial markets, which could impact the U.S. economy and financial markets. Weak economic conditions, which could directly impact our operations, are characterized by deflation, fluctuations in debt and equity capital markets, including a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased loan delinquencies on real estate price declines and lower home sales and commercial activity, and increased problem assets and foreclosures. All of these factors are detrimental to our business. In addition, our business is significantly affected by monetary and related policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies could have a material adverse effect on our business, financial position, results of operations and cash flows.
Because our business is concentrated in south central Pennsylvania, the greater Baltimore region, and Washington County, Maryland, our financial performance could be materially adversely affected by economic conditions and real estate values in these market areas.
Our operations and the properties securing our loans are primarily located in south central Pennsylvania, the greater Baltimore region, and Washington County, Maryland. Our operating results depend largely on economic conditions and real estate valuations in these and surrounding areas. A deterioration in economic conditions, increased unemployment, inflation, and a decline in real estate values in these market areas or other factors beyond our control could materially adversely affect our operations.
Competition from other banks and financial institutions in originating loans, attracting deposits and providing other financial services may adversely affect our profitability and liquidity.
We experience substantial competition in our market area. This competition comes principally from other banks, savings institutions, credit unions, mortgage banking companies and other lenders. Some of our competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce our net income and liquidity by decreasing the number and size of loans that we originate and the interest rates we are able to charge on these loans.
Emerging technologies have the potential to intensify competition and accelerate disruption in the financial services industry. In recent years, non-financial services firms, such as financial technology companies, have been offering services traditionally provided by financial institutions. These firms use technology and mobile platforms to enhance the ability of companies and individuals to borrow money, save and invest. Our ability to compete successfully depends on a number of factors, including our ability to develop and execute strategic plans and initiatives; to develop competitive products and technologies; and to attract, retain and develop a highly skilled employee workforce. If we are not able to compete successfully, we could be placed at a competitive disadvantage, which could result in the loss of clients and market share, and our business, results of operations and financial condition could suffer.
In attracting deposits, we face substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Some of our competitors enjoy advantages, including more expansive marketing campaigns, better brand recognition and more branch locations. These competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to retain existing deposits or obtain new deposits. Increased deposit competition could materially adversely affect our ability to fund lending operations. As a result, we may need to seek other sources of funds that could increase our cost of funds.
Our business may be adversely affected if we fail to adapt our products and services to technological advances, evolving industry standards and consumer preferences.
The banking industry undergoes constant technological change with frequent introductions of new technology-driven products and services. The widespread adoption of new technologies, including internet services, cryptocurrencies and payment systems, could require substantial expenditures to modify or adapt our existing products and services as we grow and develop our internet banking and mobile banking channel strategies in addition to remote connectivity solutions. We might not be successful in developing or introducing new products and services, integrating new products or services into our existing offerings, responding or adapting to changes in consumer behavior, preferences, spending, investing and/or saving habits, achieving market acceptance of our products and services, reducing costs in response to pressures to deliver products and services at lower prices or sufficiently developing and maintaining loyal clients. Our future success may depend, in part, on our ability to address the needs of our current and prospective clients by using technology to provide products and services that will satisfy demands for convenience, as well as to create additional efficiencies in operations.
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
We may incur significant losses as a result of ineffective risk management processes and strategies.
We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance, and legal reporting systems; internal controls; management review processes; and other mechanisms. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application may not be effective and may not anticipate every economic and financial outcome in all market environments or the specifics and timing of such outcomes.
We face security risks, including denial-of-service attacks, hacking, social engineering attacks targeting our colleagues and clients, malware intrusion or data corruption attempts, and identity theft that could result in the disclosure of confidential information, adversely affect our business or reputation, and create significant legal and financial exposure.
Our computer systems and network infrastructure and those of third parties, on which we are highly dependent, are subject to security risks and could be susceptible to cyber-attacks, such as denial-of-service attacks, hacking, social engineering attacks, malware intrusion or data corruption attempts, terrorist activities, or identity theft. Our business relies on the secure processing, transmission, storage, and retrieval of confidential, proprietary, and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. In addition, in order to access our network, products, and services, our clients and other third parties may use personal mobile devices or computing devices that are outside of our network environment and are subject to their own cybersecurity risks. We also are subject to heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements that we have put in place for our employees in connection with the COVID-19 pandemic.
We, our clients, regulators, and other third parties, including other financial services institutions and companies engaged in data processing, have been subject to, and are likely to continue to be the target of, cyber-attacks. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. Despite efforts to ensure the integrity of our systems and implement controls, processes, policies, and other protective measures, we may not be able to anticipate all security breaches, nor may we be able to implement sufficient preventive measures against such security breaches, which may result in material losses or consequences for us.
Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of new technologies, and the use of the internet and telecommunications technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings to meet client demand and expand our internal usage of web-based products and applications. In addition, cybersecurity risks have significantly increased in recent years, in part due to the increased sophistication and activities of organized crime affiliates, terrorist organizations, hostile foreign governments, disgruntled employees or vendors, activists, and other external parties, including those involved in corporate espionage. Even the most advanced internal control environment may be vulnerable to compromise. Due to increasing geopolitical tensions, nation state cyber-attacks and ransomware are both increasing in sophistication and prevalence. Targeted social engineering and email attacks (i.e. “spear phishing” attacks) are becoming more sophisticated and are extremely difficult to prevent. Persistent attackers may succeed in penetrating defenses given enough resources, time, and motive. The techniques used by cyber criminals change frequently, may not be recognized until launched, or until well after a breach has occurred. The speed at which new vulnerabilities are discovered and exploited often before security patches are published continues to rise. The risk of a security breach caused by a cyber-attack at a vendor or by unauthorized vendor access has also increased in recent years. Additionally, the existence of cyber-attacks or security breaches at third-party vendors with access to our data may not be disclosed to us in a timely manner.
We also face indirect technology, cybersecurity, and operational risks relating to the clients and other third parties with whom we do business or upon whom we rely to facilitate or enable our business activities, including, for example, financial counterparties, regulators, and providers of critical infrastructure such as internet access and electrical power. As a result of increasing consolidation, interdependence, and complexity of financial entities and technology systems, a technology failure, cyber-attack, or other information or security breach that significantly degrades, deletes, or compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including us. This consolidation, interconnectivity, and complexity increases the risk of operational failure, on both individual and industry-wide bases, as disparate systems need to be integrated, often on an accelerated basis. Any third-party technology failure, cyber-attack, or other information or security breach, termination, or constraint could, among other things, adversely affect our ability to effect transactions, service our clients, manage our exposure to risk, or expand our business.
Cyber-attacks or other information or security breaches, whether directed at us or third parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with clients and third parties with whom we do business. Hacking of personal information and identity theft risks, in particular, could cause serious reputational harm. A successful penetration or circumvention of system security could cause us serious negative consequences, including our loss of clients and business opportunities, costs associated with maintaining business relationships after an attack or breach; significant business disruption to our operations and business, misappropriation, exposure, or destruction of our confidential information, intellectual property, funds, and/or those of our clients; or damage to our or our clients’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our results of operations, liquidity and financial condition. In addition, we may not have adequate insurance coverage to compensate for losses from a cybersecurity event.
Cybersecurity and data privacy are areas of heightened legislative and regulatory focus.
Cybersecurity and data privacy issues have recently become the subject of increasing legislative and regulatory focus. The federal bank regulatory agencies have in the past proposed, and may in the future propose, regulations that would enhance cyber risk management standards, which would apply to a wide range of large financial institutions and their third-party service providers and would focus on cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience, and situational awareness. Several states have also proposed or adopted cybersecurity legislation and regulations, which require, among other things, notification to affected individuals when there has been a security breach of their personal data.

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
We may not be able to successfully implement future information technology system enhancements, which could adversely affect our business operations and profitability.
We invest significant resources in information technology system enhancements in order to provide functionality and security at an appropriate level. We may not be able to successfully implement and integrate future system enhancements, which could adversely impact the ability to provide timely and accurate financial information in compliance with legal and regulatory requirements, which could negatively impact the Company's growth, revenue and profit and could result in regulatory scrutiny. In addition, future system enhancements could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations.
Failure to properly utilize system enhancements that are implemented in the future could result in significant costs to remediate or replace the defective components, which would adversely impact our financial condition and results of operations. In addition, we may incur significant training, licensing, maintenance, consulting and amortization expenses during and after systems implementations, and any such costs may continue for an extended period of time.
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
Climate change may adversely affect our business and results of operations.
There is an increasing concern over the current and anticipated effects of climate change, which could negatively impact the Company and its clients. Weather-related events, such as severe storms, hurricanes, flooding and droughts, can present risks to the Company and its clients, including property damage, change in the value of properties securing our loans, changes in client behavior and preferences, and disruption of business operations, all which can increase credit risk and result in loss of revenue and additional expenses. These concerns over the impacts of climate change have gained political and social attention resulting in many legislative and regulatory initiatives to lessen the effects of climate change, which also may result in heightened supervisory expectations on banks’ risk management practices. Ongoing legislative and regulatory uncertainties and expanded requirements for climate risk management practices may result in increases to compliance and operating costs, which could have a negative impact on our financial condition and results of operations.
Risks Related to Mergers and Acquisitions
Growing by acquisition involves risks.
We intend to pursue a growth plan consistent with our business strategy, including growth by acquisition, as well as leveraging our existing branch network. To the extent that we acquire other companies in the future, our business may be negatively impacted by certain risks inherent with such acquisitions. Some of these risks include the following:
•We may incur substantial expenses in pursuing potential acquisitions;
•management may divert its attention from other aspects of our business;
•we may assume potential and unknown liabilities of the acquired company;

•the acquired business may not perform in accordance with management's expectations, including potentially losing key clients of the acquired business;
•difficulties may arise in connection with the integration of the operations of the acquired business with our businesses; and
•we may lose key employees of the combined business.
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
Goodwill generated in acquisitions may negatively affect our financial condition.
To the extent that merger consideration, consisting of cash and shares of our common stock, exceeds the fair value of the net assets acquired, including identifiable intangibles, that amount will be reported as goodwill by us. In accordance with current accounting guidance, goodwill will not be amortized but will be evaluated for impairment annually or more frequently as warranted by specific events or circumstances. A failure to realize the expected benefits of a merger could adversely impact the carrying value of the goodwill recognized in the merger and, in turn, negatively affect our financial results.
We may be unable to successfully integrate the operations of acquired entities over time.
Acquisitions involve the integration with companies that previously operated independently. The potential difficulties of combining the operations of the acquired companies with Orrstown include integrating personnel with diverse business backgrounds, integrating departments, systems operating procedures and information technologies, combining different corporate cultures, attracting new clients and retaining existing clients and key employees.
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
The success of an acquisition depends, in part, on our ability to realize the anticipated benefits and cost savings from combining the businesses acquired with the Company. If we are unable to successfully execute on integration, the anticipated earnings and cost savings expected to be derived from an acquisition may not be realized fully or may take longer to realize than anticipated.
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
We are subject to supervision and examination by numerous governmental bodies. The results of these supervisory or examination activities could limit our ability to engage in new activities or expand. These activities also could result in significant fines, penalties, or required corrective actions, some of which could be difficult to implement. As we expand our product and service offerings, there could be an increase in state regulation affecting our operations. Different approaches to regulation by different jurisdictions could increase our compliance costs or risks of non-compliance.
Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, none of which is within our control. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied or enforced. The Company cannot predict the substance or impact of pending or future legislation, regulation or the application thereof. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to efficiently pursue business opportunities. Bank regulations can hinder our ability to compete with financial services companies that are not subject to the same regulation. A failure to comply, or to have adequate policies and procedures designed to comply, with regulatory requirements and expectations could expose us to damages, fines and regulatory penalties and other regulatory or enforcement actions or consequences, such as limitations on activities otherwise permissible for us or additional requirements for engaging in new activities, and could also injure our reputation with clients and others with whom we do business.
Altering our overdraft fee practices could materially adversely affect the Company’s fee income and results of operations.
Overdraft fee practices of banks have recently come under increased regulatory scrutiny. This scrutiny, along with threats of litigation, have prompted many larger banks to reform their overdraft fee practices or cease charging overdraft fees altogether. Reforming, reducing or eliminating overdraft fees could materially adversely affect our fee income and results of operations.
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
Material estimates that are particularly susceptible to significant change relate to the determination of the ALL, the fair value of certain financial instruments, particularly securities, and goodwill and purchase accounting. While we have identified those accounting policies that we consider critical and have procedures in place to facilitate the associated judgments, different assumptions in the application of these policies could have a material adverse effect on our financial condition and results of operations.

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
The Bank Secrecy Act and the PATRIOT Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The Bank Secrecy Act, as amended by the PATRIOT Act, requires depository institutions and their holding companies to undertake activities including maintaining an anti-money laundering program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. The Financial Crimes Enforcement Network, or FinCEN, a unit of the Treasury Department that administers the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the federal bank regulatory agencies, as well as the U.S. Department of Justice, Drug Enforcement Administration, and IRS.
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
We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.
The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act, and other fair lending laws and regulations impose community investment and nondiscriminatory lending requirements on financial institutions. The CFPB, the FRB, the Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act or other fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.
We may become subject to enforcement actions even though noncompliance was inadvertent or unintentional.
The financial services industry is subject to intense scrutiny from bank supervisors in the examination process and aggressive enforcement of federal and state regulations, particularly with respect to mortgage-related practices and other consumer compliance matters, and compliance with anti-money laundering, Bank Secrecy Act and Office of Foreign Assets Control regulations, and economic sanctions against certain foreign countries and nationals. Enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations; however, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though systems and procedures designed to ensure compliance were in place at the time. Failure to comply with these and other regulations, and supervisory expectations related thereto, may result in fines, penalties, lawsuits, regulatory sanctions, reputation damage, or restrictions on our business.
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
We are generally required, to the extent permitted by Pennsylvania law, to indemnify our current and former directors and officers who are named as defendants in lawsuits. We also have certain contractual indemnification obligations to third parties regarding litigation including, with respect to the SEPTA litigation, the underwriters of our March 2010 public offering of common stock. Generally, insurance coverage is not available for such indemnification costs we could incur to third parties. Current or future litigation could result in indemnification expenses that could have a materially adverse impact on our financial condition and results of operations.
Risks Related to Liquidity
We are subject to liquidity risk, which could negatively affect our funding levels.
Market conditions or other events could negatively affect our access to or the cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, or fund asset growth and new business initiatives at a reasonable cost, in a timely manner and without adverse consequences.
Although we maintain a liquid asset portfolio and have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned, as well as unanticipated, changes in assets, liabilities, and off-balance sheet commitments under various economic conditions, a substantial, unexpected, or prolonged change in the level or cost of liquidity could have a material adverse effect on us. If the cost effectiveness or the availability of supply in these credit markets is reduced for a prolonged period of time, our funding needs may require us to access funding and manage liquidity by other means. These alternatives may include generating client deposits, securitizing or selling loans, extending the maturity of wholesale borrowings, borrowing under certain secured borrowing arrangements, using relationships developed with a variety of fixed income investors, and further managing loan growth and investment opportunities. These alternative means of funding may result in an increase to the overall cost of funds and may not be available under stressed conditions, which would cause us to liquidate a portion of our liquid asset portfolio to meet any funding needs.
Loss of deposits or a change in deposit mix could increase our cost of funding.
Deposits are a low cost and stable source of funding. We compete with banks and other financial institutions for deposits. Funding costs may increase if we lose deposits and are forced to replace them with more expensive sources of funding, if clients shift their deposits into higher cost products or if we need to raise interest rates to avoid losing deposits. Higher funding costs reduce our net interest margin, net interest income and net income.
Wholesale funding sources may prove insufficient to replace deposits at maturity and support our operations and future growth.
The Company must maintain sufficient funds to respond to the needs of depositors and borrowers. To manage liquidity, we draw upon a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These sources include Federal Home Loan Bank advances, proceeds from the sale of investments and loans, and liquidity resources at the holding company. Our ability to manage liquidity will be severely constrained if we are unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable costs. In addition, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, operating margins and profitability would be adversely affected. Turbulence in the capital and credit markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and clients to do business with us.

The Parent Company is a holding company dependent on liquidity through payments, including dividends, from its bank subsidiary, which is subject to restrictions.
The Parent Company is a holding company, separate from the Bank, and must provide for its own liquidity. The Parent Company depends on dividends, distributions and other payments from the Bank to fund dividend payments and stock repurchases, if permitted, and to fund all payments on obligations. The Bank is subject to laws that restrict dividend payments or authorize regulatory bodies to prohibit or reduce the flow of funds from it to us. If the Bank is unable to pay dividends to us, we may not be able to service our debt, pay dividends on our common stock or engage in stock repurchases. Further, as a result of the capital conservation buffer requirement, our ability to engage in stock repurchases, pay dividends on our common stock or service our debt could be restricted if we do not maintain a capital conservation buffer. A reduction or elimination of dividends could adversely affect the market price of our common stock and would adversely affect our business, financial condition, results of operations and prospects. In addition, our right to participate in a distribution of assets upon the Bank’s liquidation or reorganization is subject to the prior claims of the Bank’s creditors, including its depositors. Restrictions on the Bank’s ability to dividend funds to the Company are included in Note 17, Shareholders' Equity and Regulatory Capital, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."
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
Federal banking regulators require us to maintain adequate levels of capital to support our operations. These capital levels are determined and dictated by law, regulation and banking regulatory agencies. In addition, capital levels are also determined by our management and board of directors based on capital levels that they believe are necessary to support our business operations. At December 31, 2021, all four capital ratios applicable to us were above regulatory minimum levels to be deemed “well capitalized” under current bank regulatory guidelines. To be “well capitalized,” banks generally must maintain a tier 1 leverage ratio of at least 5.0%, CET1 capital ratio of 6.5%, Tier 1 risk-based capital ratio of at least 8.0%, and a total risk-based capital ratio of at least 10.0%.
Changes in our financial condition or results of operations, applicable accounting standards, laws and regulations and other factors could make it necessary or advisable for the Company to raise additional capital. Under such circumstances, the Company’s ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Accordingly, we cannot provide assurance of our ability to raise additional capital on terms and time frames acceptable to us or to raise additional capital at all. Additionally, the inability to raise capital in sufficient amounts may adversely affect our operations, financial condition and results of operations. Our ability to borrow could also be impaired by factors that are nonspecific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole. If we raise capital through the issuance of additional shares of our common stock or other securities, we would likely dilute the ownership interests of current investors by diluting earnings per share of our common stock and potentially diluting book value per share, depending on the issuance price. The price at which we issue additional shares of stock could be less than the current market price of our common stock. Furthermore, a capital raise through the issuance of additional shares may have an adverse impact on our stock price. In addition, a capital raise involving the issuance of debt securities could negatively impact our earnings and liquidity.

The market price of our common stock is subject to volatility.
The market price of the Company’s common stock has been subject to fluctuations in response to numerous factors, many of which are beyond our control. These factors include actual or anticipated variations in our operational results and cash flows, changes in financial estimates by securities analysts, trading volume, large purchases or sales of our common stock, market conditions within the banking industry, the general state of the securities markets and the market for stocks of financial institutions, as well as general economic conditions. In addition, if the Company’s common stock ceases to be included in the Russell 2000 index, which is reconstituted in June of each year, this could result in decreased liquidity in, and demand for, our common stock, which could cause the market price of our common stock to decline.
A reduction in our credit rating could adversely affect our access to capital and could increase our cost of funds.
A credit rating agency regularly evaluates the Parent Company and the Bank, and credit ratings are based on a number of factors, including our financial strength and ability to generate earnings, as well as factors not entirely within our control, including conditions affecting the financial services industry, the economy, and changes in rating methodologies. There can be no assurance that we will maintain our current credit ratings. A downgrade of the credit ratings of the Parent Company or the Bank could adversely affect our access to liquidity and capital, and could significantly increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us or purchase our securities. This could affect our growth, profitability, and financial condition, including liquidity.
General Risk Factors
The COVID-19 pandemic may continue to adversely affect our employees, clients, business and results of operations.
The COVID-19 pandemic has, and may continue to, severely impact the national economy and the regional and local markets in which we operate, lower equity market valuations, create significant volatility and disruption in capital and debt markets, and increase unemployment levels. Although the economy recovered somewhat in 2021, supply chain challenges and workforce shortages have contributed to rising inflationary pressures. Our business operations may be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. We are subject to heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements that we have put in place for our employees. Government policies and directives relating to the pandemic response are subject to change. Increases in deposit balances due, among other things, to government stimulus and relief programs could adversely affect our financial performance if we are unable to successfully lend or invest those funds. The extent to which the pandemic continues to impact our business is dependent on future developments, including the severity and duration of emerging COVID-19 variants, the availability, effectiveness and distribution of vaccines and other public health measures, and the impact of the pandemic on our employees, clients, vendors, counterparties and service providers, all of which are highly uncertain and difficult to predict.
The Company may not be able to attract and retain skilled people.
Competition for the best people in most activities engaged in by us can be intense, and we may not be able to attract and hire sufficiently skilled people to fill open and newly created positions or to retain current or future employees. This competition for talented, skilled and diverse employees has been intensified by the increase in remote and flexible work arrangements, wage pressures and opportunities in the labor market, as well as the national trend of large numbers of employees resigning from their jobs throughout 2021 as a result of the COVID-19 pandemic, which is referred to as the “Great Resignation.” Although the Company has not experienced a significant level of resignations, these trends have resulted in labor shortages in many of the Company’s markets, which has made attracting new employees and replacing existing employees more difficult. An inability to attract and retain individuals with the necessary skills to fill open positions, or the unexpected loss of services of one or more of our key personnel, could have a material adverse impact on our business due to the loss of their skills, knowledge of our markets, years of industry experience or the difficulty of promptly finding qualified replacement personnel.
We believe that our continued growth and future success will depend in large part on the skills of our management team and our ability to motivate and retain these individuals and other key personnel. The loss of service of one or more of our executive officers or key personnel could delay or reduce our ability to successfully implement our long-term business strategy, our business could suffer, and the value of our stock could be materially adversely affected. Leadership changes will occur from time to time, and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. We believe our management team possesses valuable knowledge about the banking industry and that their knowledge and relationships could be very difficult to replicate. Our success also depends on the experience of our branch managers and lending officers and on their relationships with the clients and communities they serve. The loss of these key personnel could negatively impact our banking operations. The loss of key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition, or operating results.

We could be adversely affected by a failure in our internal controls.
We rely on our employees to design, manage, and operate our systems and controls to assure that we properly enter into, record and manage processes, transactions and other relationships with clients, suppliers and other parties with whom we do business. In some cases, we rely on employees of third parties to perform these tasks. We also depend on employees and the systems and controls for which they are responsible to assure that we identify and mitigate the risks that are inherent in our relationships and activities. When we change processes or procedures, introduce new products or services, or implement new technologies, we may fail to adequately identify or manage operational risks resulting from such changes.
As a result of our necessary reliance on employees, whether ours or those of third parties, we are subject to human vulnerabilities. These range from innocent human error to misconduct or malfeasance, potentially leading to operational breakdowns or other failures. Our controls may not be adequate to prevent problems resulting from human involvement in our business, including risks associated with the design, operation and monitoring of automated systems. Errors by our employees or others responsible for systems and controls on which we depend and any resulting failures of those systems and controls could result in significant harm to us. This could include client remediation costs, regulatory fines or penalties, litigation or enforcement actions, or limitations on our business activities. We could also suffer damage to our reputation, impacting our ability to attract and retain clients and employees.
Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well-designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.
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
Acts of terrorism, natural disasters, global climate change, pandemics, global conflicts or other similar events could disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and otherwise have a negative impact on our business and operations. While we have in place business continuity plans, such events could still damage our facilities, disrupt or delay the normal operations of our business (including communications and technology), result in harm to, or cause travel limitations on, our employees, and have a similar impact on our clients, suppliers, third-party vendors and counterparties. These events also could impact us negatively to the extent that they result in reduced capital markets activity, lower asset price levels, or disruptions in general economic activity in the U.S. or abroad, or in financial market settlement functions. In addition, these or similar events may impact economic growth negatively, which could have an adverse effect on our business and operations, and may have other adverse effects on us in ways that we are unable to predict.
Anti-takeover provisions could negatively impact our shareholders.
Provisions of Pennsylvania law and provisions of our articles of incorporation and bylaws could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us, even if a merger might be in the best interest of our shareholders. Our articles of incorporation authorize our Board of Directors to issue preferred stock without shareholder approval and such preferred stock could be issued as a defensive measure in response to a takeover proposal. These and other provisions could make it more difficult for a third party to acquire us.

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
We own or lease other premises for use in conducting our business activities, including bank branches, an operations center, and offices in Cumberland, Dauphin, Franklin, Lancaster, and Perry Counties, Pennsylvania and Anne Arundel, Baltimore, Howard, and Washington Counties, Maryland. We believe that the properties currently owned and leased are adequate for present levels of operation. We are constantly evaluating the best and most efficient mix of branch locations to service our clients due to evolving trends in our industry and increased client engagement through digital channels.
In January 2020, Orrstown consolidated five Pennsylvania branches in Franklin and Perry Counties that averaged less than $20.0 million in deposits per location into other, larger Bank branches and sold an operation's center facility in the second quarter of 2020. These efforts improved the profitability of the remaining branch locations and eliminated close to 50,000 square feet of excess back office space. In the first quarter of 2021, the Company consolidated an additional six branch locations, discontinued three loan production offices, and reduced its back-office real estate, which reduced approximately 27,000 square feet.

ITEM 3 – LEGAL PROCEEDINGS
Information regarding legal proceedings is included in Note 23, Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statement and Supplementary Data."

ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Capital Market under the symbol “ORRF.” At the close of business on March 7, 2022, there were 2,938 shareholders of record.
The Board declared cash dividends of $0.74 and $0.68 per common share in 2021 and 2020, respectively. Although the Company cannot guarantee the amount of future dividend payments, the Board understands the importance of the dividend to our shareholders and is committed to paying regular cash dividends; however, there can be no assurance as to future dividends because they are dependent on our future earnings, capital requirements and financial condition. Restrictions on the payment of dividends are discussed in Note 17, Shareholders' Equity and Regulatory Capital, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data." On January 19, 2022, the Board declared a cash dividend of $0.19 per common share, which was paid on February 8, 2022, to shareholders of record as of February 1, 2022.
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding the Company's equity compensation plans is included in Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2021 to October 31, 2021	—	$—	—	776,482
November 1, 2021 to November 30, 2021	—	—	—	776,482
December 1, 2021 to December 31, 2021	32,652	24.17	32,652	743,830
Total	32,652	$24.17	32,652
In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. On April 19, 2021, the Board of Directors authorized the additional future repurchase of up to 562,000 shares of its outstanding common stock. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. For the three months and full year ended December 31, 2021, the Company repurchased 32,652 and 79,490 shares of its common stock at an average price of $24.17 per share and $23.38, respectively. At December 31, 2021, 234,170 shares had been repurchased under the program at a total cost of $4.5 million, or $19.08 per share. Common stock available for future repurchase totals approximately 743,830 shares, or 7% of the Company's outstanding common stock at December 31, 2021.

PERFORMANCE GRAPH
The performance graph below compares the cumulative total shareholder return on our common stock with other indexes: the S&P U.S. SmallCap Banks index of banks with assets between $1.0 billion and $5.0 billion, the S&P 500 Index, and the NASDAQ Composite index. The graph assumes an investment of $100 on December 31, 2016 and reinvestment of dividends on the date of payment without commissions. Shareholder returns on our common stock are based on trades on the NASDAQ Stock Market. The performance graph represents past performance and should not be considered to be an indication of future performance.

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Orrstown Financial Services, Inc.	100.00	114.73	84.51	108.05	82.57	130.04
S&P U.S. SmallCap Bank Index	100.00	104.33	87.06	109.22	99.19	138.09
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
NASDAQ Composite Index	100.00	129.64	125.96	172.18	249.51	304.85
Source: S&P Global Market Intelligence © 2022
In accordance with the rules of the SEC, this section captioned “Performance Graph” shall not be incorporated by reference into any of our future filings made under the Exchange Act or the Securities Act. The Performance Graph and its accompanying table are not deemed to be soliciting material or to be considered filed under the Exchange Act or the Securities Act.
Recent Sales of Unregistered Securities
The Company has not, within the past three years, sold any equity securities, which were not registered under the Securities Act.

ITEM 6 – [RESERVED]

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of the Company and should be read in conjunction with our Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications.
Overview
The results of our operations are highly dependent on economic conditions and market interest rates. Our profitability for the years ended December 31, 2021, 2020 and 2019 was influenced by our continued organic growth and ongoing expansion into targeted markets, the acquisitions of Mercersburg and Hamilton, and a continued focus on maintaining strong asset quality. The Company's financial results in 2021 and 2020 reflected the significant impact of the SBA PPP fee income of $16.8 million and $10.9 million, respectively. These and other matters are discussed more fully below.
During the year ended December 31, 2020, the Company recognized charges associated with the consolidation of six branch locations, the discontinuance of three loan production offices, a reduction in back-office real estate and staffing reductions. These actions were initiated due to evolving client preferences for the digital delivery of products and services. The cost reductions resulting from these actions and the consolidation of five branches earlier in 2020, enabled the Company to invest in technology and people to facilitate its continued growth. A charge of $1.6 million was recorded in the year ended December 31, 2020, which included $1.3 million related to branch consolidations.

Critical Accounting Estimates
The Company's consolidated financial statements are prepared in accordance with GAAP, and follow general practices within the financial services industry. The most significant accounting policies followed by the Company are presented in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data." In applying those accounting policies, the Company's management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. Certain of the critical accounting estimates are more dependent on such judgment and, in some cases, may contribute to volatility in our reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. Some of the more significant areas in which the Company's management applies critical assumptions and estimates include the following:
Accounting for loan losses — The loan portfolio is the largest asset on the Company's balance sheet. The allowance for loan losses represents the amount that, in management’s judgment, appropriately reflects credit losses inherent in the loan portfolio at the balance sheet date. A provision for loan losses is recorded to adjust the level of the ALL as deemed necessary by management. In estimating losses inherent in the loan portfolio, assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay its obligations. Historical loss trends are also considered, as are economic conditions, industry trends, portfolio trends and borrower-specific financial data. Loans acquired at a discount, that is, in part, attributable to credit quality, are initially recorded at fair value with no carry-over of an acquired entity’s previously established ALL. Cash flows expected at acquisition, in excess of estimated fair value, are recognized as interest income over the remaining lives of the loans. Subsequent decreases in the expected principal cash flows require the Company to evaluate the need for additions to the ALL. Subsequent improvements in expected cash flows result, first, in the recovery of any applicable ALL and, then, in the recognition of additional interest income over the remaining lives of the loans. Changes in the circumstances considered when determining management’s estimates and assumptions could result in changes to those estimates and assumptions and also in adjustment of the ALL, or, in the case of loans acquired at a discount, increases in interest income in future periods. The Company has delayed the implementation of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The implementation deadline of ASU 2016-13 was extended for smaller reporting and other companies until the fiscal year and interim periods beginning after December 15, 2022. The Company will implement ASU 2016-13 effective January 1, 2023. We expect to recognize a one-time cumulative-effect adjustment to the allowance for credit losses as of the date of adoption of the new standard.
Accounting for income taxes — The Company is subject to federal and state income taxes in the jurisdictions in which it operates. Due to the complexity of the tax laws, management may make judgments in computing income tax expense, which are subject to varying interpretations by management and the taxing authorities, and could result in changes upon final determination. Income tax expense is based upon income before taxes, adjusted for the effect of certain tax-exempt income, non-deductible expenses and credits. Temporary differences may occur as a result of certain income and expense items being reported in different periods for financial reporting and tax purposes. Deferred taxes are calculated, using the applicable enacted marginal tax rate, based on the differences between the tax basis and carrying value of the asset or liability on the financial statement. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. Under FASB ASC 740, the Company must apply a more likely than not probability threshold on its tax positions before a financial statement benefit is recognized. A valuation allowance would be recognized if any deferred tax assets were determined to be more likely than not unrecoverable. See Note 8, Income Taxes, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplemental Data," to the consolidated financial statements for details on our income tax expense and deferred tax assets and liabilities.
Valuation methodologies — Management applies various valuation methodologies to assets and liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for the particular items being valued. Quoted market prices are referred to when estimating fair values for certain assets, such as most investment securities. However, for those items for which an observable liquid market does not exist, management utilizes significant estimates and assumptions to value such items. Examples of these items include derivatives and mortgage servicing assets. These valuations require the use of various assumptions, including, among others, discount rates, rates of return on assets, repayment rates, cash flows, default rates, costs of servicing and liquidation values. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on our results of operations, financial condition or disclosures of fair value information. In addition to valuation, the Company must assess whether there are any declines in value below the carrying value of certain assets that should be considered other than temporary or otherwise require an adjustment in carrying value and recognition of a loss in the consolidated statements of income. Examples include investment securities, mortgage servicing rights, goodwill and core deposit intangible assets.
Readers of the Company's consolidated financial statements should be aware that the estimates and assumptions used may need to be updated in future financial presentations for changes in circumstances, business or economic conditions, in order to fairly represent the condition of the Company at that time.
Economic Climate, Inflation and Interest Rates
Preliminary real GDP for the fourth quarter of 2021 reflected an annualized increase of 7.0%. This is an increase from the third quarter 2021 growth rate of 2.3% and annualized growth of 4.3% for the fourth quarter of 2020. The increase in the fourth quarter was driven by increases in private inventory investment, exports including travel, personal consumption expenditures within healthcare, recreation and transportation, and nonresidential fixed investments in intellectual property products, partially offset by decreases in government spending. Restrictions and disruptions continued due to COVID-19 cases throughout the country. There were decreases in government assistance payments as many federal programs expired or were tapered. For the year 2021, real GDP increased 5.7% compared to a 3.4% decrease in 2020. Although there has been a strong economic recovery in 2021, increased COVID-19 cases, inclusive of the new delta and omicron variants, resulted in labor shortages and an increase in inflation.
The national unemployment rate declined to 3.9% in December 2021, down from 4.8% in September 2021 and from 6.7% in December 2020. There were notable job gains in leisure and hospitality, education, professional and business services, retail trade and transportation and warehousing during the year. The personal consumption expenditures ("PCE") price index increased 6.5% in the fourth quarter of 2021, compared with an increase of 5.3% in the third quarter of 2021. For the full 2021 year, the PCE price index increased 3.9% compared to an increase of 1.2% in 2020.
Due to the COVID-19 pandemic, market interest rates had declined significantly, with the 10-year Treasury bond falling for the first time below 1.00% on March 3, 2020; it was at 0.93% on December 31, 2020 and has since recovered to 1.51% as of December 31, 2021. In 2020, in reaction to the increase in market uncertainty, the FRB cut the Fed Funds rates by 150 basis points to 0.25%. In its most recent meeting in January 2022, the Federal Reserve Open Markets Committee left the Fed Funds rate unchanged; however, with inflation elevating and the labor market recovering, the Committee expects that it will be appropriate to raise the target range for the Fed Funds rate. In December 2021, the Committee forecasted at least three 25 basis point rate increases in 2022 and noted that it expects to conclude its asset purchase program as early as March 2022.
It is unknown how long the adverse conditions associated with the COVID-19 pandemic and the evolution of new variants will continue and what the complete financial effect will be to the Company. It is reasonably foreseeable that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loans and the fair value of financial instruments that are carried at fair value.
The majority of the assets and liabilities of a financial institution are monetary in nature, and therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an impact to the Company on the growth of total assets and on noninterest expenses, which tend to rise during periods of general inflation. Risks also exist due to supply and demand imbalances, job growth, geopolitical tensions and uncertainty on the course of the COVID-19 virus.
As the Company’s balance sheet consists primarily of financial instruments, interest income and interest expense are greatly influenced by the level of interest rates and the slope of the yield curve, as well as the mix of assets and funding. The Company has been able to grow its net interest income by $3.4 million from 2020 to 2021 through the recognition of SBA PPP processing fee income, organic commercial loan growth and a reduction in the cost of funds. Competition for quality lending opportunities and deposits remains intense, which, together with a flattening yield curve, will continue to challenge the Company's ability to grow its net interest margin and to manage its overhead expenses.

Results of Operations
Summary
Earnings in 2021 reflected an increase in net interest income from SBA PPP processing fee recognition, the impact of commercial loan growth, reductions in the cost of funds and a decrease in the provision for loan loss expense.
The Company recorded net income of $32.9 million, $26.5 million and $16.9 million for 2021, 2020 and 2019, respectively. Diluted earnings per share totaled $2.96, $2.40 and $1.61 for 2021, 2020 and 2019, respectively.
Net interest income totaled $87.0 million, $83.6 million and $69.3 million for 2021, 2020 and 2019, respectively, principally reflecting our expanded geographic footprint, organic growth in commercial loans from an expanded sales force as we continued to take advantage of market opportunities, and SBA PPP processing fee income. As previously noted, interest rates increased during 2019, but decreased throughout 2020, contributing to reductions in yields on loans and investment securities and the cost of interest-bearing liabilities.
Asset quality trends continued to exhibit low levels of charge-offs and non-performing loans. The provision for loan losses totaled $1.1 million, $5.3 million and $900 thousand in 2021, 2020 and 2019, respectively. In 2021, improvement in borrowers' performances and the economic recovery resulted in a reduction in certain qualitative factors, and the COVID-19 related factor. The increase in provision for loan losses in 2020 was primarily a result of increased uncertainty related to the COVID-19 pandemic.
Noninterest income totaled $29.2 million, $28.3 million and $28.5 million for 2021, 2020 and 2019, respectively. The increase from 2020 to 2021 included increases of $1.7 million in wealth management income, $706 thousand in interchange income, $635 thousand in mortgage banking activities, and investment securities gains of $654 thousand due to the sales of $148.4 million of investments securities during 2021. These increases in 2021 were partially offset by gains on the sale of portfolio loans of $2.8 million recorded in 2020. There were no sales of portfolio loans in 2021.
Noninterest expenses totaled $74.1 million, $74.1 million and $77.3 million for 2021, 2020 and 2019, respectively. The changes in certain components of noninterest expenses between 2019 and 2020 reflect the Hamilton acquisition, and the Company's continued focus on aligning its talent and locations with its business model. Salaries and employee benefits expense increased $3.9 million from 2019 to 2020 due primarily to Hamilton and $652 thousand from 2020 to 2021 due to key staff additions to facilitate the Company's continued growth. Occupancy and furniture and fixture costs increased $468 thousand from 2019 to 2020 and $330 thousand from 2020 to 2021. In 2020, the Company incurred $1.3 million in pretax branch consolidation expenses, with $9.0 million incurred in 2019 for pretax merger related and branch consolidation expenses. During 2020, the Company recorded a loss of $736 thousand associated with the sale of an operations facility, and recorded a recovery from settlement on a cybersecurity insurance claim of $486 thousand.
Income tax expense totaled $8.0 million, $6.0 million and $2.7 million for 2021, 2020 and 2019, or an effective tax rate of 19.6%, 18.6% and 13.8% respectively. The Company’s effective tax rate is less than the 21% federal statutory rate, principally due to tax-free income, which includes interest income on tax-free loans and securities and income from life insurance policies, federal income tax credits, and the impact of non-tax deductible expenses, including merger related expenses. The difference in the effective tax rate in 2021 from prior years was primarily due to an increase in earnings before income taxes.

Net Interest Income
Net interest income is the primary component of the Company's net income. Interest-earning assets include loans, investment securities and federal funds sold. Interest-bearing liabilities include deposits and borrowed funds.
Net interest income is affected by changes in interest rates, the volume of interest-earning assets and interest-bearing liabilities, and the composition of those assets and liabilities. “Net interest spread” and “net interest margin” are two common statistics related to changes in net interest income. Net interest spread represents the difference between the yields earned on interest-earning assets and the rates paid for interest-bearing liabilities. Net interest margin is the ratio of net interest income to average earning asset balances.
The FRB influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company's loan portfolio is affected by changes in the prime interest rate. In 2019, 25 basis point reductions in the prime rate occurred in August, September and October and the prime rate ended the year at 4.75%. In March 2020, the prime rate was reduced by 150 basis points and ended at 3.25% in 2020. The prime rate remained at that level throughout 2021.
Core deposits are deposits that are stable, lower cost and generally reprice more slowly than other deposits when interest rates change. Core deposits, which exclude certificates of deposit, are typically funds of local clients who also have a borrowing or other relationship with the Bank. The Company is primarily funded by core deposits, with noninterest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on our net interest income and net interest margin in a rising interest rate environment.
The following table presents net interest income, net interest spread and net interest margin on a taxable-equivalent basis for 2021, 2020 and 2019. Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 21% federal corporate tax rate for 2021, 2020 and 2019, reflecting our statutory tax rates for those years.

	2021			2020			2019
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold and interest-bearing bank balances	$258,834	$353	0.14%	$32,519	$115	0.35%	$57,765	$1,331	2.30%
Taxable securities	372,461	6,622	1.78	438,565	10,458	2.38	436,174	14,538	3.33
Tax-exempt securities (1)	89,574	3,157	3.52	55,807	1,982	3.55	63,443	2,600	4.10
Total investment securities	462,035	9,779	2.12	494,372	12,440	2.52	499,617	17,138	3.43
Loans (1)(2)(3)	1,985,350	84,453	4.25	1,928,486	87,900	4.56	1,492,815	75,568	5.06
Total interest-earning assets	2,706,219	94,585	3.50	2,455,377	100,455	4.09	2,050,197	94,037	4.59
Cash and due from banks	30,231			26,954			25,046
Bank premises and equipment	34,545			36,627			40,982
Other assets	143,479			143,919			123,362
Allowance for loan losses	(19,659)			(17,030)			(14,466)
Total	$2,894,815			$2,645,847			$2,225,121
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$1,392,996	$1,287	0.09%	$1,156,292	$4755	0.41%	$920,025	$8,253	0.90%
Savings deposits	202,371	203	0.10	163,133	246	0.15	146,185	296	0.20
Time deposits (4)	360,264	2,709	0.75	452,298	7,008	1.55	542,513	10,761	1.98
Total interest-bearing deposits	1,955,631	4,199	0.21	1,771,723	12,009	0.68	1,608,723	19,310	1.20
Securities sold under agreements to repurchase	22,888	32	0.14	18,064	86	0.48	8,830	113	1.28
FHLB Advances and other	40,589	482	1.19	179,457	1,923	1.07	103,807	2,289	2.21
Subordinated notes	31,931	2,009	6.29	31,874	2,006	6.29	31,842	1,987	6.24
Total interest-bearing liabilities	2,051,039	6,722	0.33	2,001,118	16,024	0.80	1,753,202	23,699	1.35
Noninterest-bearing demand deposits	542,952			381,869			234,354
Other Liabilities	38,665			35,960			31,544
Total Liabilities	2,632,656			2,418,947			2,019,100
Shareholders’ Equity	262,159			226,900			206,021
Total	$2,894,815			$2,645,847			$2,225,121
Taxable-equivalent net interest income / net interest spread		87,863	3.17%		84,431	3.29%		70,338	3.24%
Taxable-equivalent net interest margin			3.25%			3.44%			3.43%
Taxable-equivalent adjustment		(889)			(824)			(1,043)
Net interest income		$86,974			$83,607			$69,295
Ratio of average interest-earning assets to average interest-bearing liabilities			132%			123%			117%

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balances include nonaccrual loans.
(3)	Interest income on loans includes prepayment and late fees.
(4)	For the year ended December 31, 2019, expenses associated with the early redemption of brokered time deposits totaled $0.2 million and increased the cost of funds by five basis points.

The following table presents changes in net interest income on a taxable-equivalent basis for 2021, 2020 and 2019 by rate and volume components.

	2021 Versus 2020 Increase (Decrease) Due to Change in			2020 Versus 2019 Increase (Decrease) Due to Change in
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest Income
Federal funds sold and interest-bearing bank balances	$800	$(562)	$238	$(581)	$(633)	$(1,214)
Taxable securities	(1,576)	(2,260)	(3,836)	80	(4,146)	(4,066)
Tax-exempt securities	1,199	(24)	1,175	(313)	(306)	(619)
Loans	2,592	(6,039)	(3,447)	22,379	(10,068)	12,311
Total interest income	3,015	(8,885)	(5,870)	21,565	(15,153)	6,412
Interest Expense
Interest-bearing demand deposits	973	(4,441)	(3,468)	2,126	(5,652)	(3,526)
Savings deposits	59	(102)	(43)	34	(80)	(46)
Time deposits	(1,426)	(2,873)	(4,299)	(1,786)	(1,948)	(3,734)
Securities sold under agreements to repurchase	23	(77)	(54)	118	(145)	(27)
FHLB Advances and other	(1,488)	47	(1,441)	1,672	(2,043)	(371)
Subordinated notes	4	(1)	3	2	17	19
Total interest expense	(1,855)	(7,447)	(9,302)	2,166	(9,851)	(7,685)
Taxable-Equivalent Net Interest Income	$4,870	$(1,438)	$3,432	$19,399	$(5,302)	$14,097

Note:	The change attributed to volume is calculated by multiplying the average change in average balance by the prior year's average rate. The remainder is attributable to rate.
2021 versus 2020
In 2021, net interest income increased by $3.4 million, or 4%, compared with 2020. Net interest income for 2021 on a taxable-equivalent basis increased by $3.4 million, or 4%, compared with 2020. The Company’s net interest spread decreased by twelve basis points to 3.17% for 2021 compared with 2020.
The taxable-equivalent yield on interest-earning assets and cost of interest-bearing liabilities both decreased from 2020 to 2021, reflecting a decreasing interest rate environment. Average commercial loans increased in 2021 due to SBA PPP loans and commercial loan production. Average balances in taxable investment securities declined as a result of sales and paydowns. Average interest-bearing liabilities declined due to decreased average balances in time deposits and overnight borrowings.
Taxable-equivalent interest income on loans decreased by $3.4 million, or 4%, from 2020 to 2021. The decline resulted from a decrease of 31 basis points in loan yield from 4.56% in 2020 to 4.25% in 2021 due to a decreasing interest rate environment. The impact of the reduced yield was partially offset by the increase in average loans of $56.9 million, or 3%, which was driven by SBA PPP and commercial loan production. Accretion of purchase accounting adjustments included in interest income was $2.3 million, $2.3 million, and $3.8 million in 2021, 2020 and 2019, respectively.
Taxable-equivalent interest income earned on investment securities decreased by $2.7 million, or 21%, from 2020 to 2021, with decreases in both average volume and yield. Average investment securities decreased by $32.3 million, or 7%, and the taxable-equivalent yield decreased by 40 basis points from 2.52% in 2020 to 2.12% in 2021. Sales of taxable securities of $148.4 million between the first and third quarters of 2021 contributed to the decrease in average investment securities. The Company purchased investment securities of $195.0 million during 2021; however, the timing and size of the purchases for the year led to a decrease in the average balance.
Interest expense on deposits and borrowings decreased by $9.3 million from 2020 to 2021, despite an increase in the average balance of interest-bearing liabilities of $49.9 million, or 2%. The cost of interest-bearing liabilities declined by 47 basis points from 0.80% in 2020 to 0.33% in 2021 due to deposit rate reductions in the first and third quarters of 2021 combined with the continued maturity of higher yielding certificates of deposit and the repayment and maturities of overnight borrowings.
The average balance of interest-bearing deposits increased by $183.9 million, or 10% from 2020 to 2021. Average interest-bearing demand deposits increased by $236.7 million, or 20%, in 2021. Interest expense for interest-bearing demand deposits decreased by $3.5 million, with the cost of funds decreasing from 0.41% in 2020 to 0.09% in 2021 as a result of deposit rate reductions during 2021, which resulted in a decrease in interest expense of $4.4 million. Average time deposits decreased $92.0 million, or 20%, in 2021, which reduced interest expense on time deposits by $1.4 million. The cost of time deposits declined by 80 basis points from 1.55% in 2020 to 0.75% in 2021 due to rate reductions.
Interest expense on all borrowings decreased by $1.5 million in 2021 from 2020 due primarily to reduced balances. The average balance of FHLB advances decreased by $138.9 million from 2020 to 2021 due to maturities and repayments, while the average balance of short-term borrowings increased by $4.8 million.
2020 versus 2019
In 2020, net interest income increased by $14.3 million, or 21%, compared with 2019. Net interest income for 2020 on a taxable-equivalent basis increased by $14.1 million, or 20%, compared with 2019. The Company’s net interest spread increased by five basis points to 3.29% for 2020 compared with 2019. Taxable-equivalent yields on interest-earning assets and costs of interest-bearing liabilities both decreased from 2019 to 2020, reflecting increased average balances from SBA PPP loans, organic growth and acquisitions, partially offset by changes in the interest rate environment between years. Other factors impacting the comparison of taxable-equivalent yields between 2019 and 2020 include the effect of purchase accounting related to the Hamilton acquisition and the timing of our adjustments to rates paid on interest-bearing deposits in response to market demand.
Taxable-equivalent interest income on loans increased by $12.3 million, or 16%, from 2019 to 2020. The increase resulted from SBA PPP loans originated in 2020, which drove an increase in average loan volume and a decrease in yield, with average loans increasing $435.7 million, or 29%, and yield decreasing 50 basis points from 5.06% in 2019 to 4.56% in 2020. For the year ended December 31, 2020, SBA PPP loans had an average balance of $318.4 million and an average yield of 3.5%. Accretion of purchase accounting adjustments in connection with acquisitions increased interest income by $2.3 million, $3.8 million and $335 thousand in 2020, 2019 and 2018, respectively.
Taxable-equivalent interest income earned on securities decreased by $4.7 million, or 27%, from 2019 to 2020, with both average volume and yield decreasing. Average securities decreased by $5.2 million, or 1%, and the taxable-equivalent yield decreased from 3.43% in 2019 to 2.52% in 2020. Contributing to the overall decrease in interest income on securities was a decrease in average securities balances of $5.2 million from 2019 to 2020. This was partially offset by declines in the yield on floating rate securities, which fell as the FRB reduced short-term rates by 75 basis points in the second half of 2019 and an additional 150 basis points in the first half of 2020.
Interest expense on deposits and borrowings decreased by $7.7 million from 2019 to 2020, despite an increase in the average balance of interest-bearing liabilities of $247.9 million, or 14%. The cost of interest-bearing liabilities declined by 55 basis points from 1.35% in 2019 to 0.80% in 2020 due to a decline in market interest rates. In addition, there was an increase in non-interest bearing liabilities of $147.5 million, or 63%, from 2019 to 2020 due primarily to the funding of SBA PPP loans in 2020.
The Company's ability to attract new deposits in all categories, but in particular interest-bearing demand deposits, resulted in an increase in average interest-bearing deposits totaling $236.3 million, or 26%, in 2020. Interest expense for these deposits decreased by $3.5 million, with the cost of funds decreasing from 0.90% in 2019 to 0.41% in 2020. The decrease was driven by the decreasing market rates from 2019 through 2020 due to the rate decreases commenced by the FRB.
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
Provision for Loan Losses
The Company recorded a provision for loan losses of $1.1 million, $5.3 million and $900 thousand in 2021, 2020 and 2019, respectively. In calculating the provision for loan losses, both quantitative and qualitative factors, including the Company's favorable historical charge-off data and economic and market conditions, were considered. Commercial loan growth resulted in the determination that provision expense was required in 2021, 2020 and 2019. The increase in provision from 2019 to 2020 was due primarily to the impact of COVID-19 on the Company's loan portfolio as a new qualitative factor was created to address the potential associated risk. The COVID-19 qualitative factor was fully reversed in 2021 based on the sustained performance of the impacted borrowers.

See further discussion in the “Asset Quality” and “Credit Risk Management” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Noninterest Income
The following table compares noninterest income for 2021, 2020 and 2019.

	2021	2020	2019	$ Change		% Change
				2021-2020	2020-2019	2021-2020	2020-2019

Service charges on deposit accounts	$3,047	$2,874	$3,404	$173	$(530)	6.0%	(15.6)%
Interchange income	4,129	3,423	3,281	706	142	20.6	4.3
Other service charges, commissions and fees	671	683	805	(12)	(122)	(1.8)	(15.2)
Swap fee income	293	847	1,197	(554)	(350)	(65.4)	(29.2)
Trust and investment management income	7,896	6,912	7,255	984	(343)	14.2	(4.7)
Brokerage income	3,571	2,821	2,426	750	395	26.6	16.3
Mortgage banking activities	5,909	5,274	3,047	635	2,227	12.0	73.1
Gains on sale of portfolio loans	—	2,803	—	(2,803)	2,803	(100.0)	100.0
Income from life insurance	2,273	2,261	2,044	12	217	0.5	10.6
Other income	725	427	331	298	96	69.8	29.0
Subtotal before securities gains (losses)	28,514	28,325	23,790	189	4,535	0.7	19.1
Investment securities gains (losses)	638	(16)	4,749	654	(4,765)	4,087.5	(100.3)
Total noninterest income	$29,152	$28,309	$28,539	$843	$(230)	3.0%	(0.8)%
2021 versus 2020
Noninterest income increased by $843 thousand from 2020 to 2021. The Company continues to focus on growth in relationship fee-based revenue for commercial and retail clients. The following were significant factors in that net increase:
•Service charges on deposit accounts increased by $173 thousand due to the lifting of fee waivers implemented in 2020 due to the COVID-19 pandemic and increased deposit account activity associated with the re-opening of the economy in the second quarter of 2021.
•Interchange income increased by $706 thousand due to increased consumer spending upon the re-opening of the economy, expanded distribution of debit cards by the Bank and increased usage by consumers.
•Swap fee income decreased by $554 thousand due to reduced interest from potential clients in a low interest rate environment.
•Wealth management income, which includes both trust and investment management income and brokerage income, grew to $11.5 million, an increase of $1.7 million, from 2020 to 2021. Strong market conditions and the addition of new clients continue to drive growth in the wealth management business. Assets under management have increased by $149.1 million to $1.9 billion at December 31, 2021 from $1.7 billion at December 31, 2020.
•Mortgage banking income increased by $635 thousand from 2020 to 2021 due primarily to mortgage servicing right valuation allowance reversals in 2021, partially offset by reduced gains on sale in 2021. There was higher refinancing activity during 2020 and into the first half of 2021. Due to market conditions, the margins and production declined, which resulted in a reduced pipeline at December 31, 2021. Mortgage loans sold totaled $200.8 million in 2021 compared with $205.2 million in 2020, and as of December 31, 2021, the Bank serviced $502.5 million of residential mortgage loans, which is up by $61.4 million from December 31, 2020.
•Gains on sale of portfolio loans decreased by $2.8 million from 2020 to 2021. During 2020, the Bank recorded $2.8 million in gains due to the sale of $10.9 million of classified loans for a net gain of $2.5 million and the sale of an $11.0 million portfolio of recreational vehicle loans for a gain of $314 thousand.
•Other income increased by $298 thousand from 2020 to 2021 primarily due to gains recorded on the sales of two shuttered properties in 2021.
•Investment securities gains increased by $654 thousand from 2020 to 2021. During 2021, the Company recorded net investment securities gains of $638 thousand from the sales of $148.4 million of commercial mortgage-backed securities and asset-backed securities. There were no sales of debt securities during 2020.

2020 versus 2019
Noninterest income decreased by $230 thousand from 2019 to 2020. The Company continues to focus on growth in relationship fee-based revenue for commercial and retail clients. The following were significant factors in that net decrease:
•A decline of $530 thousand in service charges on deposit accounts reflects the impact of COVID-19, as the Company waived certain fees for a period of time and experienced an overall decline in account usage.
•Interchange income reflected an overall increase in our clients' activity and card usage due to COVID-19.
•Mortgage banking income increased by $2.2 million due to an increase in loans sold to $205.2 million in 2020 from $106.7 million in 2019 as interest rate declines led to significant refinancing activity.
•Swap fee income declined by $350 thousand from 2019 to 2020. In 2020, the Bank began entering into interest rate swap agreements directly with its commercial customers. This offering replaced the third-party swap transactions initiated in the prior year. This fee revenue will fluctuate from quarter to quarter, but client demand to fix loan interest rates declined slightly in the current rate environment.
•Trust and brokerage income reflected increased revenue from strong stock market performance.
•Income from life insurance included death benefit proceeds of $58 thousand in 2020 and $255 thousand in 2019.
•During 2020, the Bank recorded $2.8 million in gains due to the sale of $10.9 million of classified loans for a net gain of $2.5 million and the sale of an $11.0 million portfolio of recreational vehicle loans for a gain of $314 thousand.
•There was a decline of $4.8 million in investment gains from 2019 to 2020 due to prior year asset/liability management strategies, which resulted in net gains of $4.8 million on sales of securities, as market conditions presented opportunities to improve responsiveness of the portfolio to interest rate conditions.
Noninterest Expenses
The following table compares noninterest expenses for 2021, 2020 and 2019.

				$ Change		% Change
	2021	2020	2019	2021-2020	2020-2019	2021-2020	2020-2019

Salaries and employee benefits	$44,002	$43,350	$39,495	$652	$3,855	1.5%	9.8%
Occupancy	4,731	4,760	4,325	(29)	435	(0.6)	10.1
Furniture and equipment	5,115	4,756	4,723	359	33	7.5	0.7
Data processing	4,061	3,574	3,599	487	(25)	13.6	(0.7)
Automated teller machine and interchange fees	1,202	1,057	1,015	145	42	13.7	4.1
Advertising and bank promotions	2,178	1,660	1,967	518	(307)	31.2	(15.6)
FDIC insurance	816	686	367	130	319	19.0	86.9
Other professional services	2,555	3,120	2,954	(565)	166	(18.1)	5.6
Directors' compensation	865	921	1,003	(56)	(82)	(6.1)	(8.2)
Taxes other than income	1,321	1,144	1,018	177	126	15.5	12.4
Intangible asset amortization	1,275	1,569	1,570	(294)	(1)	(18.7)	(0.1)
Merger related and branch consolidation expenses	—	1,310	8,964	(1,310)	(7,654)	(100.0)	(85.4)
Insurance claim (recovery) receivable write off	—	(486)	615	486	(1,101)	(100.0)	(179.0)
Other operating expenses	6,020	6,659	5,685	(639)	974	(9.6)	17.1
Total noninterest expenses	$74,141	$74,080	$77,300	$61	$(3,220)	0.1%	(4.2)%

2021 versus 2020
Noninterest expenses increased by $61 thousand from 2020 to 2021. The following were significant factors within that net increase:
•Salaries and employee benefit expense increased by $652 thousand due primarily to performance-based incentive compensation earned from strong individual production, the Company exceeding targets and other employee incentives. There were also additions to staff in 2021. The impact of these items was partially offset by a decrease in employee medical benefits that resulted from favorable claims history.
•Data processing expense increased by $487 thousand due primarily to increased core system costs, investments in new technology and trust data processing activity.
•Advertising and bank promotions increased by $518 thousand due to increased marketing efforts to promote our commitment to the new round of SBA PPP funding in early 2021, followed by increased advertising and promotions in the post-pandemic environment.
•FDIC insurance expense increased by $130 thousand due to increases in the FDIC assessment base driven by the rise in the Bank's average total assets in 2021, an increase in the assessment rate due to commercial loan growth and credits received in 2020 that did not recur in 2021.
•Professional services decreased by $565 thousand due to higher legal costs incurred in 2020 in connection with the reimbursement of the Company's underwriters in connection with the SEPTA litigation.
•Taxes other than income increased by $177 thousand due to an increase in the Pennsylvania Bank Shares Tax expense that was impacted by an increase in the Bank's total equity balance.
•Intangible asset amortization decreased by $294 thousand principally due to the elimination of a customer intangible associated with the discontinuance of Wheatland on July 31, 2020 and full amortization of a covenant not to compete in 2020.
•Branch consolidation expenses were $1.3 million in 2020 related to the branch and loan product office consolidations. There were no similar charges in 2021.
•In 2020, the Company recorded $486 thousand of refunds received from an insurance company related to a 2018 cyber security incident. There were no such refunds in 2021.
•Other operating expenses decreased by $639 thousand from 2020 to 2021. The reserve for unfunded commitments was reduced by $454 thousand in 2021 due to reductions in qualitative factors, which were previously elevated due to the COVID-19 pandemic. Also in 2021, certain loss rate assumptions were reduced following a review of historical loss and line utilization experience. In 2020, there was a write-down of $544 thousand in the carrying value of a property held for sale and an impairment charge of $152 thousand on a customer list intangible asset due to the discontinuance of Wheatland. These did not recur in 2021. Partially offsetting these expense reductions was a loss of $514 thousand in 2021 as compared to a gain of $226 thousand in 2020 from the termination of cash flow hedge derivatives. Other normal fluctuations are in the ordinary course of business.
2020 versus 2019
Noninterest expenses decreased by $3.2 million from 2019 to 2020. The following were significant factors in that net decrease:
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
•The insurance claim receivable (recovery) write off relates to an expense recorded in 2019 to write off an insurance claim receivable from a 2018 cyber security incident, net of an initial insurance reimbursement. In 2019, the Company received reimbursement totaling $59 thousand for the write off. In February 2020, the Company received an additional $486 thousand reimbursement from the insurance company in a final settlement of the matter.
•Other line items within noninterest expenses are generally attributable to normal fluctuations in the ordinary course of business.
Income Taxes
Income tax expense totaled $8.0 million, $6.0 million and $2.7 million for 2021, 2020 and 2019, respectively. The effective tax rate for 2021 was 19.6% compared with 18.6% for 2020 and 13.8% for 2019. Generally, the Company’s effective tax rate is less than the 21% federal statutory rate, principally due to tax-free income, which includes interest income on tax-free loans and investment securities and income from life insurance policies, federal income tax credits, and the impact of non-tax deductible expenses, including merger related expenses. The differences in the effective tax rate in 2021 and 2020 from prior years was primarily due to higher levels of pre-tax income. In 2019, the Company's effective tax rate included benefits realized from a $185 thousand expense reduction related to a favorable tax law clarification on the treatment of life insurance assets of an acquired entity, as well as a $334 thousand expense reduction related to an increase in deferred state income taxes due to a state tax rate change resulting from the Hamilton acquisition.
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
Investment Securities
The Company utilizes available for sale securities to manage interest rate risk, to enhance income through interest and dividend income, to provide liquidity and to collateralize certain deposits and borrowings.
The Company has established investment policies and an asset management policy to assist in administering its investment portfolio. Decisions to purchase or sell these securities are based on economic conditions and management’s strategy to respond to changes in interest rates, liquidity, pledges to secure deposits and repurchase agreements and other factors while trying to maximize return on the investments. The Company may segregate its investment portfolio into three categories: “securities held to maturity,” “trading securities” and “securities available for sale.” At December 31, 2021 and 2020, management has classified the entire investment securities portfolio as available for sale, which is accounted for at current market value with unrealized gains and losses excluded from earnings and reported in OCI, net of income taxes.
The Company's investment securities portfolio includes debt investments that are subject to varying degrees of credit and market risks, which arise from general market conditions, and factors impacting specific industries, as well as news that may impact specific issues. Management monitors its debt securities, using various indicators in determining whether a debt security is other-than-temporarily impaired, including the amount of time the security has been in an unrealized loss position, and the cause and extent of the unrealized loss. In addition, management assesses whether it is likely we will have to sell the security prior to recovery, or if we are able to hold the security until the price recovers. For those debt securities in which management concludes the security is other-than-temporarily impaired, it recognizes the credit component of an OTTI impairment in earnings and the remaining portion in OCI. The Company did not record any OTTI expense in 2021, 2020 or 2019.

The following table summarizes the fair value of available for sale securities at December 31, 2021, 2020 and 2019.

	2021	2020	2019
U.S. Treasury securities	$19,702	$—	$—
States and political subdivisions	193,370	112,670	87,863
GSE residential MBS	40,726	4,293	—
GSE residential CMOs	65,922	58,011	68,154
Non-agency CMOs	29,698	16,918	17,087
Private label commercial CMOs	—	62,236	86,629
Asset-backed	122,621	211,966	230,515
Other	399	371	637
Total investment securities	$472,438	$466,465	$490,885
The Company increased its investment portfolio at December 31, 2021; however, the average balance of the investment securities decreased from $494.4 million for the year ended December 31, 2020 to $462.0 million for the year ended December 31, 2021.
In 2020, management planned for the loan portfolio to continue to grow and, in part, be funded by monthly cash flows from asset-backed securities and CMOs. In 2021, the Company sold $148.4 million of commercial MBS and asset-backed securities, which were offset by purchases of GSE residential MBS, non-agency CMOs, municipal securities and United States Treasury notes of $195.0 million. Due to improvements in the capital markets, the Company strategically exited its private label commercial CMO portfolio. The external environment, with tightening credit spreads, presented an opportunity to execute these sales in March 2021. Proceeds from the sales were deployed into agency-backed securities and taxable municipal bonds given the elevated level of liquidity. In September 2021, the Company sold certain asset-backed securities to reduce the risk profile of the investment portfolio and improve yields based on the market conditions and interest rate environment.

The following table shows the maturities of investment securities at book value at December 31, 2021, and weighted average yields of such investment securities. Yields are shown on a tax equivalent basis, assuming a 21% federal income tax rate.

	Within 1 year	After 1 year but within 5 years	After 5 years but within 10 years	After 10 years	Total
U.S. Treasury securities
Book value	$—	$—	$20,084	$—	$20,084
Yield	—%	—%	1.05%	—%	1.05%
Average maturity (years)	—	—	0.1	—	0.1
States and political subdivisions
Book value	$—	$3,133	$58,675	$123,629	$185,437
Yield	—%	3.48%	3.02%	2.99%	3.01%
Average maturity (years)	—	4.9	7.9	19.7	15.7
GSE residential mortgage-backed securities
Book value	$—	$—	$—	$41,260	$41,260
Yield	—%	—%	—%	0.89%	0.89%
Average maturity (years)	—	—	—	0.4	0.4
GSE residential CMOs
Book value	$—	$—	$—	$66,430	$66,430
Yield	—%	—%	—%	1.33%	1.33%
Average maturity (years)	—	—	—	28.6	28.6
Non-agency CMOs
Book value	$—	$—	$5,037	$25,639	$30,676
Yield	—%	—%	2.39%	2.38%	2.38%
Average maturity (years)	—	—	6.0	33.4	28.9
Asset-backed
Book value	$—	$695	$—	$121,825	$122,520
Yield	—%	4.84%	—%	0.96%	0.98%
Average maturity (years)	—	4.1	—	22.0	21.9
Other
Book value	$—	$249	$—	$150	$399
Yield	—%	2.45%	—%	—%	1.53%
Average maturity (years)	—	1.4	—	—	1.4
Total
Book value	$—	$4,077	$83,796	$378,933	$466,806
Yield	—%	3.65%	2.51%	1.78%	1.92%
Average maturity (years)	—	4.6	7.4	25.3	21.9

The average maturity is based on the contractual terms of the debt or mortgage-backed securities, and does not factor in required repayments or anticipated prepayments. At December 31, 2021, the weighted average estimated life is 34 years for mortgage-backed and CMO securities, and 22 years for asset-backed securities, based on current interest rates and anticipated prepayment speeds.

The following table summarizes the credit ratings and collateral associated with the Company's available for sale security portfolio, excluding equity securities, at December 31, 2021:

Sector	Portfolio Mix	Amortized Book	Fair Value	Credit Enhancement	AAA	AA	A	BBB	NR	Collateral Type
Unsecured ABS	2%	$7,458	$7,489	33%	—%	—%	—%	—%	100%	Unsecured Consumer Debt
Student Loan ABS	2	8,785	8,762	26	—	—	—	—	100	Seasoned Student Loans
Federal Family Education Loan ABS	21	99,631	99,702	6	85	15	—	—	—	Federal Family Education Loan (1)
PACE Loan ABS	1	3,591	3,636	6	100	—	—	—	—	PACE Loans (4)
Non-Agency RMBS	5	25,639	24,661	31	45	—	—	—	55	Reverse Mortgages (2)
Municipal - General Obligation	20	92,895	97,696		7	86	7	—	—
Municipal - Revenue	20	92,542	95,674		—	73	16	—	11
SBA ReRemic (5)	2	8,092	8,068		—	100	—	—	—	SBA Guarantee (3)
Agency MBS	23	107,690	106,649		—	100	—	—	—	Residential Mortgages (3)
U.S. Treasury securities	4	20,084	19,702		—	100	—	—	—
Bank CDs	—	249	249		—	—	—	—	100	FDIC Insured CD
	100%	$466,656	$472,288		23%	64%	4%	—%	9%

(1) Minimum of 97% guaranteed by U.S. government
(2) Reverse mortgages fund over time and credit enhancement is estimated based on prior experience.
(3) 100% guaranteed by U.S. government agencies
(4) PACE acronym represents Property Assessed Clean Energy loans
(5) SBA ReRemic acronym represents Re-Securitization of Real Estate Mortgage Investment Conduits

Note: Ratings in table are the lowest of the six rating agencies (Standard & Poor's, Moody's, Morningstar, DBRS, KBRA and Fitch). Standard & Poor's rates U.S. government obligations at AA+
Loan Portfolio
The Company offers a variety of products to meet the credit needs of its borrowers, principally commercial real estate loans, commercial and industrial loans, retail loans secured by residential properties, and to a lesser extent, installment loans. No loans are extended to non-domestic borrowers or governments.
Generally, the Bank is permitted under applicable law to make loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of total capital and excess ALL not included in Tier 2 capital. The Bank’s legal lending limit to one borrower was $38.0 million at December 31, 2021. No borrower had an outstanding exposure exceeding the limit at year-end.
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

The following table presents the loan portfolio, excluding residential LHFS, by segments and classes at December 31st.

	2021	2020	2019	2018	2017
Commercial real estate:
Owner-occupied	$238,668	$174,908	$170,884	$129,650	$116,811
Non-owner occupied	551,783	409,567	361,050	252,794	244,491
Multi-family	93,255	113,635	106,893	78,933	53,634
Non-owner occupied residential	106,112	114,505	120,038	100,367	77,980
Acquisition and development:
1-4 family residential construction	12,279	9,486	15,865	7,385	11,730
Commercial and land development	93,925	51,826	41,538	42,051	19,251
Commercial and industrial (1)	485,728	647,368	214,554	160,964	115,663
Municipal	14,989	20,523	47,057	50,982	42,065
Residential mortgage:
First lien	198,831	244,321	336,372	235,296	162,509
Home equity – term	6,081	10,169	14,030	12,208	11,784
Home equity – lines of credit	160,705	157,021	165,314	143,616	132,192
Installment and other loans	17,630	26,361	50,735	33,411	21,902
Total loans	$1,979,986	$1,979,690	$1,644,330	$1,247,657	$1,010,012
(1) Includes $189.9 million and $403.3 million of SBA PPP loans, net of deferred fees and costs, as of December 31, 2021 and 2020, respectively.

The loan portfolio at December 31, 2021 increased by $296 thousand from December 31, 2020 due primarily to commercial loan production, which was offset by SBA PPP loan forgiveness of $442.8 million and reductions in mortgage loans and installment and other loans of $54.6 million in 2021. Overall loan growth, excluding SBA PPP loans, was $213.7 million or 14% for the year ended December 31, 2021 compared to 2020.
From 2019 to 2020, the increase in total loans was due primarily to the origination of SBA PPP loans, which was partially offset by a reduction in mortgage loans resulting from significant refinancing activity in the low interest rate environment. The increase in the loan portfolio from 2018 to 2019 was approximately 75% attributable to loans acquired in the Hamilton transaction. The Mercersburg acquisition in 2018 and Hamilton acquisition in 2019 increased the loan portfolio, principally in the residential mortgage - first lien and commercial real estate - owner and non-owner occupied classes.
The Company's organic growth has occurred in both legacy and newer markets, principally in commercial real estate, but also in commercial and industrial loans as we focused on increasing diversification in the portfolio. The growth in installment and other loans in 2018 and 2019 was principally attributable to purchased automobile financing loans at higher returns than comparable cash flows in the investment securities portfolio.

In addition to monitoring the loan portfolio by loan class as noted above, the Company also monitors concentrations by segment. The Bank’s lending policy reports segment concentrations that exceed 20% of the Bank’s total risk-based capital ("RBC"). The following segments met this criterion at December 31, 2021.

	Balance	% of Total Loans	% of Total RBC
Office Space	$219,475	11.1%	78.7%
1-4 Family rentals	106,112	5.4	38.1
Hotels & Motels (including B&B)	56,277	2.8	20.2
Loans outside of market area	145,747	7.4	52.3
Multi-Family CRE	99,229	5.0	35.6
Purchased participation	64,778	3.3	23.2
Restaurants & Bars	60,835	3.1	21.8
Senior Housing and Care	61,117	3.1	21.9
Strip centers (retail)	106,964	5.4	38.4
Warehouse	87,420	4.4	31.4
The following table presents expected maturities of loan classes by fixed rate or adjustable-rate categories at December 31, 2021.

	Due In
	One Year or Less	One Year Through Five Years	Five Years Through 15 Years	After 15 Years	Total	% of Total
Commercial real estate:
Owner occupied
Fixed rate	$3,218	$26,771	$73,580	$8,913	$112,482	47%
Adjustable and floating rate	12,443	18,410	86,725	8,608	126,186	53%
	15,661	45,181	160,305	17,521	238,668	100%
Non-owner occupied
Fixed rate	4,769	57,854	107,776	121	170,520	31%
Adjustable and floating rate	11,345	47,793	310,462	11,663	381,263	69%
	16,114	105,647	418,238	11,784	551,783	100%
Multi-family
Fixed rate	—	11,608	25,449	67	37,124	40%
Adjustable and floating rate	93	9,724	42,255	4,059	56,131	60%
	93	21,332	67,704	4,126	93,255	100%
Non-owner occupied residential
Fixed rate	623	15,828	14,137	3,358	33,946	32%
Adjustable and floating rate	277	8,970	57,700	5,219	72,166	68%
	900	24,798	71,837	8,577	106,112	100%
Acquisition and development:
1-4 family residential construction
Fixed rate	—	—	—	2,600	2,600	21%
Adjustable and floating rate	8,650	618	411	—	9,679	79%
	8,650	618	411	2,600	12,279	100%

Commercial and land development
Fixed rate	1,202	4,680	7,419	121	13,422	14%
Adjustable and floating rate	6,959	55,993	10,130	7,421	80,503	86%
	8,161	60,673	17,549	7,542	93,925	100%
Commercial and industrial
Fixed rate	69,407	213,422	56,480	969	340,278	70%
Adjustable and floating rate	69,694	26,470	43,977	5,309	145,450	30%
	139,101	239,892	100,457	6,278	485,728	100%
Municipal
Fixed rate	1,054	3,976	1,661	1,839	8,530	57%
Adjustable and floating rate	—	50	4,375	2,034	6,459	43%
	1,054	4,026	6,036	3,873	14,989	100%
Residential mortgage:
First lien
Fixed rate	244	2,448	36,301	100,239	139,232	70%
Adjustable and floating rate	305	370	9,554	49,370	59,599	30%
	549	2,818	45,855	149,609	198,831	100%
Home equity - term
Fixed rate	30	784	3,756	955	5,525	91%
Adjustable and floating rate	—	32	170	354	556	9%
	30	816	3,926	1,309	6,081	100%
Home equity - lines of credit
Fixed rate	73	5,826	30,523	8,419	44,841	28%
Adjustable and floating rate	21,231	200	2,369	92,064	115,864	72%
	21,304	6,026	32,892	100,483	160,705	100%
Installment and other loans
Fixed rate	548	10,542	628	33	11,751	67%
Adjustable and floating rate	2,611	—	3,245	23	5,879	33%
	3,159	10,542	3,873	56	17,630	100%
	$214,776	$522,369	$929,083	$313,758	$1,979,986

The final maturity is used in the determination of maturity of acquisition and development loans that convert from construction to permanent status. Variable rate loans shown above include semi-fixed loans that contractually will adjust with prime or another variable rate index after the interest lock period, which may be up to 10 years. At December 31, 2021, these semi-fixed loans totaled $446.7 million.
Asset Quality
Risk Elements
The Company’s loan portfolio is subject to varying degrees of credit risk. Credit risk is managed through the Company's underwriting standards, on-going credit reviews, and monitoring of asset quality measures. Additionally, loan portfolio diversification, which limits exposure to a single industry or borrower, and collateral requirements also mitigate the Company's risk of credit loss.

The following table presents the Company’s risk elements and relevant asset quality ratios at December 31 of each of the years set forth below.

	2021	2020	2019	2018	2017
Nonaccrual loans	$6,449	$10,310	$10,657	$5,165	$9,843
OREO	—	—	197	130	961
Total nonperforming assets	6,449	10,310	10,854	5,295	10,804
Restructured loans still accruing	804	934	979	1,132	1,183
Loans past due 90 days or more and still accruing (1)	1,201	554	2,232	57	—
Total nonperforming and other risk assets	$8,454	$11,798	$14,065	$6,484	$11,987

Loans 30-89 days past due	$5,925	$10,291	$17,527	$5,186	$5,277
Asset quality ratios:
Total nonperforming loans to total loans	0.33%	0.52%	0.65%	0.41%	0.97%
Total nonperforming assets to total assets	0.23%	0.37%	0.46%	0.27%	0.69%
Total nonperforming assets to total loans and OREO	0.33%	0.52%	0.66%	0.42%	1.07%
Total risk assets to total loans and OREO	0.43%	0.60%	0.86%	0.52%	1.19%
Total risk assets to total assets	0.30%	0.43%	0.59%	0.34%	0.77%
Allowance for loan losses to total loans	1.07%	1.02%	0.89%	1.12%	1.27%
Allowance for loan losses to nonperforming loans	328.42%	195.45%	137.52%	271.33%	130.00%
Allowance for loan losses to nonperforming loans and restructured loans still accruing	292.02%	179.22%	125.95%	222.55%	116.05%
(1) Includes $214 thousand and $456 thousand, respectively, of purchased credit impaired loans at December 31, 2021 and 2020. As of December 31, 2021, there was one loan for $891 thousand, which was in the process of collection and guaranteed by the SBA.
The following table provides detail of impaired loans at December 31, 2021 and 2020.

	2021			2020
	Nonaccrual Loans	Restructured Loans Still Accruing	Total	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$3,763	$—	$3,763	$3,232	$28	$3,260
Non-owner occupied residential	122	—	122	268	—	268
Acquisition and development
Commercial and land development	—	—	—	814	—	814
Commercial and industrial	250	—	250	3,639	—	3,639
Residential mortgage:
First lien	1,831	804	2,635	1,730	898	2,628
Home equity – term	7	—	7	10	—	10
Home equity – lines of credit	436	—	436	600	8	608
Installment and other loans	40	—	40	17	—	17
	$6,449	$804	$7,253	$10,310	$934	$11,244

Nonperforming assets include nonaccrual loans and foreclosed real estate. Risk assets, which include nonperforming assets and restructured and loans past due 90 days or more and still accruing, totaled $8.5 million at December 31, 2021, a decrease of $3.3 million or 28%, from $11.8 million at December 31, 2020. Nonaccrual loans totaled $6.4 million at December 31, 2021, a decrease of $3.9 million from December 31, 2020, which included the payoff of one loan of $2.6 million during the fourth quarter of 2021. The decrease in nonaccrual loan amounts also impacted other asset quality ratios detailed above.

The ALL totaled $21.2 million at December 31, 2021, a $1.0 million increase from $20.2 million at December 31, 2020, resulting from a provision for loan losses of $1.1 million and net charge-offs of $61 thousand for 2021. At December 31, 2021, the ALL is higher as a percentage of the total loan portfolio at 1.07% compared to 1.02% in 2020 and 0.89% in 2019. Commercial loan growth drove provision expense for the year ended December 31, 2021. However, during 2021, the Company fully reversed the prior year's COVID-19 qualitative factor of $2.7 million which partially offset the provision increase from commercial loan growth. In addition. qualitative factors were reduced in the Classified Loans Trends and National and Local Economic Conditions categories, due in part to improved conditions from the pandemic, which were partly offset by an increase in the qualitative factor for Concentrations of Credit caused by significant growth in commercial real estate loans. From December 31, 2020 to December 31, 2021, special mention loans decreased $63.6 million and substandard loans decreased $7.2 million. The decrease reflects upgrades to commercial loans that were previously downgraded due to the impact of the COVID-19 pandemic.
Management believes its coverage ratios are adequate for the risk profile of the loan portfolio given ongoing monitoring of the portfolio and its quantitative and qualitative analysis performed at December 31, 2021. As new information is learned about borrowers or updated appraisals on real estate with lower fair values are obtained, the Company may experience an increase in impaired loans.
For the years ended December 31, 2021, 2020 and 2019, recoveries of $1.1 million, $1.2 million and $606 thousand, respectively, were credited to the ALL. These recoveries on previously charged-off relationships are the result of successful loan monitoring and workout solutions. Recoveries are difficult to predict, and any additional recoveries that the Company receives will be used to replenish the ALL. Recoveries favorably impact historical charge-off factors, and contribute to changes in the quantitative and qualitative factors used in our allowance adequacy analysis. However, as the loan portfolio continues to grow, future provisions for loan losses may result.
The Company takes partial charge-offs on collateral-dependent loans when carrying value exceeds estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. Impairment reserves remain in place if updated appraisals are pending, and represent management’s estimate of potential loss.
The following table presents exposure to relationships with an impaired loan balance, which excludes accruing PCI loans, and the partial charge-offs taken to date and specific reserves established on those relationships at December 31, 2021 and 2020.

	# of Relationships	Recorded Investment	Partial Charge-offs to Date	Specific Reserves
December 31, 2021
Relationships greater than $1 million	1	$2,535	$—	$—
Relationships greater than $500 thousand but less than $1 million	1	602	17	—
Relationships greater than $250 thousand but less than $500 thousand	2	601	—	—
Relationships less than $250 thousand	63	3,515	303	28
	67	$7,253	$320	$28
December 31, 2020
Relationships greater than $1 million	2	$5,639	$—	$—
Relationships greater than $500 thousand but less than $1 million	2	1,211	17	—
Relationships greater than $250 thousand but less than $500 thousand	2	637	—	—
Relationships less than $250 thousand	65	3,757	545	33
	71	$11,244	$562	$33

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

In its individual loan impairment analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve include an evaluation of the outstanding loan balance and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships at December 31, 2021. However, over time, additional information may result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
The Company’s foreclosed real estate balance at December 31, 2021 was zero for both residential and commercial properties. During 2021, no expense was recorded for the write-down of other real estate owned properties.
In an effort to assist clients which were negatively impacted by the COVID-19 pandemic, the Bank offered various mitigation options, including a loan payment deferral program. Under this program, most commercial deferrals were for a 90-day period, while most consumer deferrals were for a 180-day period. As of December 31, 2021, the Company had loan deferrals under this program for commercial and consumer clients with a total loan balance of zero and $56 thousand, respectively, compared to $15.7 million and $2.5 million for commercial and consumer clients as of December 31, 2020, respectively. The decrease from 2020 to 2021 reflects the majority of loans exiting COVID-19 modification on the basis of upgraded risk rating, payment status and debt service coverage. In accordance with the revised Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus issued on April 7, 2020, these deferrals are exempt from TDR status as they meet the specified requirements. Below is a summary of select loan concentrations and the deferrals within those categories at December 31, 2021.
The following table summarizes COVID-19 related modifications, including deferrals and forbearances:

Loan Type	Amount of Loans		Percent of Non-PPP Loans
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Commercial	$—	$15,702	—%	1.4%
Consumer Portfolio Loans	56	2,504	—	0.6
Total Loans	$56	$18,206	—%	1.2%

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

The following table summarizes the Company’s internal risk ratings at December 31, 2021 and 2020.

	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	PCI Loans	Total
December 31, 2021
Commercial real estate:
Owner-occupied	$219,250	$7,239	$6,087	$3,763	$—	$2,329	$238,668
Non-owner occupied	528,010	23,297	166	—	—	310	551,783
Multi-family	84,414	8,238	603	—	—	—	93,255
Non-owner occupied residential	102,588	1,065	1,153	122	—	1,184	106,112
Acquisition and development:
1-4 family residential construction	12,279	—	—	—	—	—	12,279
Commercial and land development	92,049	1,385	491	—	—	—	93,925
Commercial and industrial	470,579	7,917	4,720	250	—	2,262	485,728
Municipal	14,989	—	—	—	—	—	14,989
Residential mortgage:
First lien	191,386	—	225	2,635	—	4,585	198,831
Home equity – term	6,058	—	—	7	—	16	6,081
Home equity – lines of credit	160,203	20	46	436	—	—	160,705
Installment and other loans	17,584	—	—	40	—	6	17,630
	$1,899,389	$49,161	$13,491	$7,253	$—	$10,692	$1,979,986

	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	PCI Loans	Total
December 31, 2020
Commercial real estate:
Owner-occupied	$148,846	$12,491	$7,855	$3,260	$—	$2,456	$174,908
Non-owner occupied	351,860	57,378	—	—	—	329	409,567
Multi-family	92,769	20,224	642	—	—	—	113,635
Non-owner occupied residential	107,557	3,948	1,422	268	—	1,310	114,505
Acquisition and development:
1-4 family residential construction	9,101	385	—	—	—	—	9,486
Commercial and land development	49,832	655	525	814	—	—	51,826
Commercial and industrial	617,213	17,561	6,118	3,639	—	2,837	647,368
Municipal	20,523	—	—	—	—	—	20,523
Residential mortgage:
First lien	236,381	—	—	2,628	—	5,312	244,321
Home equity – term	10,076	—	64	10	—	19	10,169
Home equity – lines of credit	156,264	95	54	608	—	—	157,021
Installment and other loans	26,283	—	—	17	—	61	26,361
	$1,826,705	$112,737	$16,680	$11,244	$—	$12,324	$1,979,690

Non-Impaired Substandard loans are performing loans, which have characteristics that cause management concern over the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming, or impaired, loans in the future. Generally, management feels that substandard loans that are currently performing and not considered impaired result in some doubt as to the borrower’s ability to continue to perform under the terms of the loan, and represent potential problem loans. Non-impaired Substandard loans totaled $13.5 million at December 31, 2021.
Additionally, the Special Mention classification is intended to be a temporary classification reflective of loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Company’s position at some future date. Special mention loans represent an elevated risk, but their weakness does not yet justify a more severe, or classified, rating. These loans require inquiry by lenders on the cause of the potential weakness and, once analyzed, the loan classification may be downgraded to Substandard or, alternatively, could be upgraded to Pass. Special mention loans decreased by $63.6 million from December 31, 2020 to December 31, 2021 due to the recovery in commercial loans previously downgraded due to the economic weakness created by COVID-19, as well as related loan modifications completed in 2020. Any loans with second modifications that are COVID-19 related are classified as special mention.
The following tables, which excludes accruing PCI loans, summarize the average recorded investment in impaired loans and interest income recognized, on a cash basis, and interest income earned but not recognized for years ended December 31, 2021, 2020, 2019, 2018 and 2017.

	Average Impaired Balance	Interest Income Recognized	Interest Earned But Not Recognized
December 31, 2021
Commercial real estate:
Owner-occupied	$3,825	$1	$1
Non-owner occupied	—	—	20
Non-owner occupied residential	225	—	24
Acquisition and development:
Commercial and land development	187	—	—
Commercial and industrial	3,030	—	36
Residential mortgage:
First lien	2,539	43	73
Home equity – term	11	—	—
Home equity – lines of credit	521	—	—
Installment and other loans	25	—	—
	$10,363	$44	$154
December 31, 2020
Commercial real estate:
Owner-occupied	$4,636	$1	$172
Non-owner occupied	83	—	—
Multi-family	205	—	—
Non-owner occupied residential	388	—	21
Acquisition and development:
Commercial and land development	641	—	23
Commercial and industrial	1,196	—	20
Residential mortgage:
First lien	2,995	48	92
Home equity – term	11	—	1
Home equity – lines of credit	692	1	36
Installment and other loans	25	—	1
	$10,872	$50	$366

	Average Impaired Balance	Interest Income Recognized	Interest Earned But Not Recognized
December 31, 2019
Commercial real estate:
Owner-occupied	$2,455	$2	$387
Non-owner occupied	46	—	—
Multi-family	152	—	24
Non-owner occupied residential	217	—	21
Acquisition and development:
Commercial and land development	21	—	—
Commercial and industrial	683	—	130
Residential mortgage:
First lien	2,582	50	91
Home equity – term	13	—	1
Home equity – lines of credit	750	2	64
Installment and other loans	13	—	2
	$6,932	$54	$720
December 31, 2018
Commercial real estate:
Owner-occupied	$1,495	$2	$156
Non-owner occupied	1,842	—	236
Multi-family	148	—	20
Non-owner occupied residential	346	—	36
Acquisition and development:
1-4 family residential construction	181	—	—
Commercial and land development	1	—	1
Commercial and industrial	322	—	29
Residential mortgage:
First lien	3,234	59	130
Home equity – term	19	—	2
Home equity – lines of credit	657	2	52
Installment and other loans	4	—	5
	$8,249	$63	$667
December 31, 2017
Commercial real estate:
Owner-occupied	$1,000	$6	$114
Non-owner occupied	392	—	10
Multi-family	182	—	19
Non-owner occupied residential	418	—	35
Acquisition and development:
1-4 family residential construction	154	—	7
Commercial and industrial	413	—	25
Residential mortgage:
First lien	4,012	58	136
Home equity – term	61	—	1
Home equity – lines of credit	488	2	26
Installment and other loans	10	—	3
	$7,130	$66	$376

     The following table summarizes activity in the ALL for years ended December 31, 2021, 2020, 2019, 2018 and 2017.

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2021
Balance, beginning of year	$11,151	$1,114	$3,942	$40	$16,247	$3,362	$324	$3,686	$218	$20,151
Provision for loan losses	710	938	23	(10)	1,661	(517)	(73)	(590)	19	1,090
Charge-offs	(293)	—	(663)	—	(956)	(92)	(70)	(162)	—	(1,118)
Recoveries	469	10	512	—	991	32	34	66	—	1,057
Balance, end of year	$12,037	$2,062	$3,814	$30	$17,943	$2,785	$215	$3,000	$237	$21,180
December 31, 2020
Balance, beginning of year	$7,634	$959	$2,356	$100	$11,049	$3,147	$319	$3,466	$140	$14,655
Provision for loan losses	2,745	146	2,096	(60)	4,927	203	117	320	78	5,325
Charge-offs	(3)	—	(748)	—	(751)	(114)	(146)	(260)	—	(1,011)
Recoveries	775	9	238	—	1,022	126	34	160	—	1,182
Balance, end of year	$11,151	$1,114	$3,942	$40	$16,247	$3,362	$324	$3,686	$218	$20,151
December 31, 2019
Balance, beginning of year	$6,876	$817	$1,656	$98	$9,447	$3,753	$244	$3,997	$570	$14,014
Provision for loan losses	515	139	841	2	1,497	(347)	180	(167)	(430)	900
Charge-offs	(25)	—	(299)	—	(324)	(386)	(155)	(541)	—	(865)
Recoveries	268	3	158	—	429	127	50	177	—	606
Balance, end of year	$7,634	$959	$2,356	$100	$11,049	$3,147	$319	$3,466	$140	$14,655
December 31, 2018
Balance, beginning of year	$6,763	$417	$1,446	$84	$8,710	$3,400	$211	$3,611	$475	$12,796
Provision for loan losses	(442)	396	209	14	177	363	165	528	95	800
Charge-offs	(17)	(7)	—	—	(24)	(148)	(292)	(440)	—	(464)
Recoveries	572	11	1	—	584	138	160	298	—	882
Balance, end of year	$6,876	$817	$1,656	$98	$9,447	$3,753	$244	$3,997	$570	$14,014
December 31, 2017
Balance, beginning of year	$7,530	$580	$1,074	$54	$9,238	$2,979	$144	$3,123	$414	$12,775
Provision for loan losses	38	(167)	333	30	234	531	174	705	61	1,000
Charge-offs	(835)	—	(85)	—	(920)	(180)	(166)	(346)	—	(1,266)
Recoveries	30	4	124	—	158	70	59	129	—	287
Balance, end of year	$6,763	$417	$1,446	$84	$8,710	$3,400	$211	$3,611	$475	$12,796

The following table summarizes asset quality ratios for years ended December 31, 2021, 2020, 2019, 2018 and 2017.

	2021	2020	2019	2018	2017
Provision for loan losses to net charge-offs (recoveries)	1,787%	(3,114)%	347%	(191)%	102%
Ratio of ALL to total loans outstanding at December 31	1.07%	1.02%	0.89%	1.12%	1.27%

The following table details net charge-offs (recoveries) to average loans outstanding by loan category for the years ended December 31, 2021 and 2020.

	2021	2020
Commercial real estate:
Net recoveries	$(176)	$(772)
Average loans for the year	$880,458	$783,882
Net recoveries/average loans	(0.02)%	(0.10)%
Acquisition and development:
Net recoveries	(10)	(9)
Average loans for the year	74,786	57,352
Net recoveries/average loans	(0.01)%	(0.02)%
Commercial and industrial:
Net charge-offs	151	510
Average loans for the year	604,651	490,671
Net charge-offs/average loans	0.02%	0.10%
Municipal:
Net charge-offs (recoveries)	—	—
Average loans for the year	16,566	35,455
Net charge-offs (recoveries)/average loans	—%	—%
Residential mortgage:
Net charge-offs (recoveries)	60	(12)
Average loans for the year	379,802	468,318
Net charge-offs (recoveries)/average loans	0.02%	—%
Installment and other loans:
Net charge-offs	36	112
Average loans for the year	21,706	34,753
Net charge-offs/average loans	0.17%	0.32%
Total loans:
Net charge-offs (recoveries)	$61	$(171)
Average loans for the year	$1,977,969	$1,870,431
Net charge-offs (recoveries)/average loans	—%	(0.01)%
(1) Average loans exclude loans held for sale.
The Company recorded a provision for loan losses of $1.1 million, $5.3 million, $900 thousand, $800 thousand and $1.0 million for 2021, 2020, 2019, 2018 and 2017, respectively. In addition, in certain cases, loans were successfully worked out with smaller charge-offs than the reserve established on them. From 2017 to 2019, the Company benefited from organic loan portfolio growth and favorable historical charge-off data combined with relatively stable economic conditions over the periods presented above. In 2017, management determined that a provision expense that offset net charge-offs for the year would maintain an adequate ALL, principally due to a charge-off in connection with one commercial credit downgraded to nonaccrual status during the year. In 2018 and 2019, our continued organic loan portfolio growth was a key factor in the quantitative and qualitative considerations used by management in the determination of the provision expense required to maintain an adequate allowance for loan losses. In 2020, the severe economic impact of COVID-19 on the loan portfolio drove an increase in qualitative assumptions, which were reversed in 2021 as sustained performance was demonstrated after the impacted loans were removed from deferral status or the forbearance period ended. In 2021, the provision for loan loss increase was caused by commercial loan growth and an associated increase in the qualitative factor for Concentrations of Credit due to significant growth in commercial real estate loans. These variations in net charge-offs (recoveries) and provision expense (recovery) resulted in the fluctuations in the ratios presented in the tables above.

See further discussion in the “Provision for Loan Losses” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Also, see Note 4, Loans and Allowance for Loan Losses, in the Notes to Consolidated Financial Statements for additional information on the COVID-19 qualitative assumptions.
The following table shows the allocation of the ALL by loan class, as well as the percent of each loan class in relation to the total loan balance at December 31, 2021, 2020, 2019, 2018 and 2017.

	2021		2020		2019		2018		2017
	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans
Commercial real estate:
Owner-occupied	$2,752	12%	$2,072	9%	$1,539	10%	$1,491	10%	$1,488	12%
Non-owner occupied	7,244	28%	6,049	21%	3,965	22%	3,683	20%	4,059	24%
Multi-family	870	5%	1,846	6%	974	7%	792	6%	444	5%
Non-owner occupied residential	1,171	5%	1,184	6%	1,156	7%	910	8%	772	8%
Acquisition and development:
1-4 family residential construction	188	1%	144	0%	239	1%	104	1%	169	1%
Commercial and land development	1,874	5%	970	3%	720	3%	713	3%	248	2%
Commercial and industrial	3,814	24%	3,942	32%	2,356	13%	1,656	13%	1,446	12%
Municipal	30	1%	40	1%	100	3%	98	4%	84	4%
Residential mortgage:
First lien	1,188	10%	1,627	12%	1,635	20%	2,002	19%	1,855	16%
Home equity - term	31	—%	63	1%	59	1%	109	1%	119	1%
Home equity - lines of credit	1,566	8%	1,672	8%	1,453	10%	1,642	12%	1,426	13%
Installment and other loans	215	1%	324	1%	319	3%	244	3%	211	2%
Unallocated	237		218		140		570		475
	$21,180	100%	$20,151	100%	$14,655	100%	$14,014	100%	$12,796	100%

The following table summarizes the ending loan balance individually or collectively evaluated for impairment by loan class and the ALL allocation for each at December 31, 2021 and 2020.

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2021
Loans allocated by:
Individually evaluated for impairment	$3,885	$—	$250	$—	$4,135	$3,078	$40	$3,118	$—	$7,253
Collectively evaluated for impairment	985,933	106,204	485,478	14,989	1,592,604	362,539	17,590	380,129	—	1,972,733
	$989,818	$106,204	$485,728	$14,989	$1,596,739	$365,617	$17,630	$383,247	$—	$1,979,986
Allowance for loan losses allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$28	$—	$28	$—	$28
Collectively evaluated for impairment	12,037	2,062	3,814	30	17,943	2,757	215	2,972	237	21,152
	$12,037	$2,062	$3,814	$30	$17,943	$2,785	$215	$3,000	$237	$21,180
December 31, 2020
Loans allocated by:
Individually evaluated for impairment	$3,528	$814	$3,639	$—	$7,981	$3,246	$17	$3,263	$—	$11,244
Collectively evaluated for impairment	809,087	60,498	643,729	20,523	1,533,837	408,265	26,344	434,609	—	1,968,446
	$812,615	$61,312	$647,368	$20,523	$1,541,818	$411,511	$26,361	$437,872	$—	$1,979,690
Allowance for loan losses allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$33	$—	$33	$—	$33
Collectively evaluated for impairment	11,151	1,114	3,942	40	16,247	3,329	324	3,653	218	20,118
	$11,151	$1,114	$3,942	$40	$16,247	$3,362	$324	$3,686	$218	$20,151

In addition to the reserve allocations on impaired loans noted above, 10 loans, with aggregate outstanding principal balances of $1.1 million, have had cumulative partial charge-offs to the ALL totaling $320 thousand at December 31, 2021. As updated appraisals were received on collateral-dependent loans, partial charge-offs were taken to the extent the loans’ principal balance exceeded their fair value.
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
The largest component of the ALL for the years presented has been allocated to the commercial real estate segment, particularly the non-owner occupied loan classes. The higher allocations in these classes as compared with the other classes is consistent with the inherent risk associated with these loans, as well as generally higher levels of impaired and criticized loans for the periods presented. There has generally been a decrease in the ALL allocated to the commercial real estate portfolio, as the level of classified assets has declined, and historical loss rates have improved as a result of improving economic and market conditions; however, the significant increase in commercial loan production resulted in an increase in provision expense in 2021.
The unallocated portion of the ALL reflects estimated inherent losses within the portfolio that have not been detected, as well as the risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the allowance increased from $218 thousand at December 31, 2020 to $237 thousand at December 31, 2021 and represents 1.1% of the ALL for both periods. The Company monitors the unallocated portion of the

ALL, and by policy, has determined it should not exceed 3% of the total reserve. Future negative provisions for loan losses may result if the unallocated portion was to increase, and management determined the reserves were not required for the anticipated risk in the portfolio.
Management believes the Company’s ALL is adequate based on information currently available. Future adjustments to the ALL and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.
Deposits
Total deposits grew by $108.0 million, or 5%, from $2.4 billion at December 31, 2020 to $2.5 billion at December 31, 2021. This increase in 2021 was primarily due to deposits generated through the SBA PPP originations combined with clients continuing to maintain deposit balances in excess of historical norms. Similarly in 2020, the increase in deposits was due to deposits generated through the SBA PPP and government stimulus. In 2019, the Company acquired $388.2 million in deposits from Hamilton. At December 31, 2019, those acquired accounts totaled approximately $332.0 million. During 2019, brokered deposits were reduced by $110.6 million and subscription service CDs declined by $21.9 million. Organic growth totaled approximately $147.7 million in 2019.
The following table presents average deposits for years ended December 31, 2021, 2020 and 2019.

	2021	2020	2019
Demand deposits	$542,952	$381,869	$234,354
Interest-bearing demand deposits	1,392,996	1,156,292	920,025
Savings deposits	202,371	163,133	138,761
Time deposits	360,264	452,298	549,937
Total deposits	$2,498,583	$2,153,592	$1,843,077

Average total deposits increased $345.0 million, or 16%; however, average time deposits decreased $92.0 million, or 20.3%, from 2020 to 2021. SBA PPP loan funding was the principal driver of this increase in total deposits.
In addition to deposits from acquisitions in 2018 and 2019, the Bank has been able to garner organic growth in both interest-bearing and noninterest-bearing deposit relationships from enhanced cash management offerings as we continued to develop commercial relationships. We also continued to grow core funding deposits through marketing campaigns and improvement in our product delivery with investments in technology and increased sales efforts. We have also been able to increase interest-free funds as we expanded our commercial loan portfolio.
The Bank's brokered deposit balances remained at zero at December 31, 2021 and 2020, and averaged zero for 2021 compared with $3.2 million for 2020. Given interest rate conditions and asset/liability strategies, the Bank borrowed additional funds from FHLB of Pittsburgh to replace called brokered deposits from the second half of 2019 through 2020.
Management evaluates its utilization of brokered deposits, taking into consideration the interest rate curve and regulatory views on non-core funding sources, and balances this funding source with its funding needs based on growth initiatives. The Company anticipates that as loan growth increases, it will be able to generate core deposit funding by offering competitive rates.
The Company has time deposits that meet or exceed the FDIC insurance limit of $250,000 of $44.0 million and $61.9 million at December 31, 2021 and 2020, respectively. At December 31, 2021, the scheduled maturities of time deposits that meet or exceed the FDIC insurance limit or otherwise uninsured were as follows:

Three months or less	$9,466
Over three months through six months	16,932
Over six months through one year	12,158
Over one year	5,465
Total	$44,021

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
In December 2018, the Company issued unsecured subordinated notes payable totaling $32.5 million, the proceeds of which were designated for general corporate use, including funding of cash consideration for mergers and acquisitions.
For additional information about borrowings, refer to Note 13, Short-Term Borrowings, Note 14, Long-Term Debt, and Note 15, Subordinated Notes, to the Consolidated Financial Statements appearing in Part II, Item 8, "Financial Statements and Supplementary Data."
Shareholders' Equity
In 2021, total shareholders’ equity increased by $25.5 million, or 10%. Net income increased equity by $32.9 million. AOCI increased by $1.1 million due to a reclassification adjustment to the consolidated statement of income from the termination of an interest rate swap designated as a cash flow hedge of $972 thousand and tax-effected unrealized gains on available for sale of $131 thousand. Dividends paid to shareholders decreased equity by $8.3 million.
In September 2015, the Board of Directors authorized a stock repurchase program, which is more fully described in Item 5 under Issuer Purchases of Equity Securities. Subsequently on April 19, 2021, the Board of Directors authorized the additional future repurchase of up to 562,000 shares of its outstanding common stock. The maximum number of shares that may yet be purchased under the plan is 743,830 shares at December 31, 2021.
The following table includes additional information for shareholders’ equity for years ended December 31, 2021, 2020 and 2019.

	2021	2020	2019

Average shareholders’ equity	$262,159	$226,900	$206,021
Net income	32,881	26,463	16,924
Cash dividends paid	8,280	7,610	6,150
Average equity to average assets ratio	9.06%	8.58%	9.26%
Dividend payout ratio	24.68%	28.12%	36.81%
Return on average equity	12.54%	11.66%	8.21%

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
Effective with the third quarter of 2018, the FRB raised the consolidated asset limit on small bank holding companies from $1 billion to $3 billion, and a company with assets under the revised limits is not subject to the FRB consolidated capital rules. A company with consolidated assets under the revised limit may continue to file reports that include capital amounts and ratios. The Parent Company has elected to continue to file those reports.
Management believes the Parent Company and the Bank met all capital adequacy requirements to which they are subject at December 31, 2021 and 2020. At December 31, 2021, the Bank was considered well capitalized under applicable banking regulations.

Tables presenting the Parent Company’s and the Bank’s capital amounts and ratios at December 31, 2021 and 2020 are included in Note 17 Shareholders' Equity and Regulatory Capital, to the Consolidated Financial Statements appearing in Part II, Item 8, "Financial Statements and Supplementary Data."
The Company routinely evaluates its capital levels in light of its risk profile to assess its capital needs. In addition to the minimum capital ratio requirement and minimum capital ratio to be well capitalized presented in the tables in Note 17, we must maintain a capital conservation buffer as noted in Item 1 - Business under the topic Basel III Capital Rules. At December 31, 2021, the Parent Company's and the Bank's capital conservation buffer, based on the most restrictive capital ratio, was 6.2% and 6.0%, respectively, which are above the regulatory requirement of 2.50% at December 31, 2021.
Liquidity and Rate Sensitivity
Liquidity. The primary function of asset/liability management is to ensure adequate liquidity and manage the Company’s sensitivity to changing interest rates. Liquidity management involves the ability to meet the cash flow requirements of clients who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Company's primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities, the sale of mortgage loans and borrowings from the FHLB of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's maximum borrowing capacity from the FHLB is $873.1 million at December 31, 2021.
The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of its asset/liability management policy.
At December 31, 2021, outstanding loan commitments totaled $825.1 million, which included $164.8 million in undisbursed loans, $261.6 million in unused home equity lines of credit, $379.0 million in commercial lines of credit, and $19.7 million in performance standby letters of credit. Time deposits due within one year after December 31, 2021 totaled $237.8 million, or 79% of time deposits. The large percentage of time deposits that mature within one year reflects clients’ preference not to invest funds for long periods in the current interest rate environment. If these maturing deposits do not remain with the Company, it may be required to seek other sources of funds, including other time deposits and lines of credit. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on time deposits outstanding at December 31, 2021. The Company has the ability to attract and retain deposits by adjusting the interest rates it offers.
The Company's most liquid assets are cash and cash equivalents. The levels of these assets depend on the Company's operating, financing, lending and investing activities during any given period. At December 31, 2021, cash and cash equivalents totaled $208.7 million, compared with $125.3 million at December 31, 2020. Available for sale securities, net of pledging requirements, provide additional sources of liquidity, and totaled $176.9 million at December 31, 2021. Also at December 31, 2021, the Company had the ability to borrow up to a total of $873.1 million from the FHLB of Pittsburgh, of which $59.0 million in advances and letters of credit were outstanding. The Company’s ability to borrow from the FHLB is dependent on having sufficient qualifying collateral, which generally consists of mortgage loans. In addition, the Company had $30.0 million in available unsecured lines of credit with other banks at December 31, 2021.
The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and interest on its borrowings. The Company also has repurchased shares of its common stock. The Company’s primary source of income is dividends received from the Bank. Restrictions on the Bank’s ability to dividend funds to the Company are described in Note 17, Shareholders' Equity and Regulatory Capital, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."
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
Contractual Obligations
The Company enters into contractual obligations in the normal course of business to fund loan growth, for asset/liability management purposes, to meet required capital needs and for other corporate purposes. The following table presents significant fixed and determinable contractual obligations of principal by payment date at December 31, 2021. Further discussion of the nature of each obligation is d in the referenced Note to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data" referenced in the following table.

		Payments Due
	Note Reference	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total

Time deposits	11	$237,818	$53,394	$8,680	$2,193	$302,085
Short-term borrowings	13	23,301	—	—	—	23,301
Long-term debt	14	441	947	508	—	1,896
Subordinated notes	15	—	—	—	32,500	32,500
Operating lease obligations	6	1,163	2,462	2,571	9,687	15,883
Total		$262,723	$56,803	$11,759	$44,380	$375,665

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
The following table details significant commitments at December 31, 2021.

Contract or Notional Amount
Commitments to fund:
Home equity lines of credit	$261,580
1-4 family residential construction loans	40,348
Commercial real estate, construction and land development loans	124,488
Commercial, industrial and other loans	378,996
Standby letters of credit	19,724

A discussion of the nature, business purpose, and guarantees that result from the Company’s off-balance sheet arrangements is included in Note 19, Financial Instruments with Off-Balance Sheet Risk, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."
Recently Adopted and Recently Issued Accounting Standards
Recently adopted and recently issued accounting standards are described in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."
Supplemental Reporting of Non-GAAP Measures
As a result of prior acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $22.9 million and $24.2 million at December 31, 2021 and 2020, respectively.
Management believes providing certain “non-GAAP” information will assist investors in their understanding of the effect of acquisition activity on reported results, particularly to overcome comparability issues related to the influence of intangibles (principally goodwill) created in acquisitions.
Tangible book value per share and the allowance to non-SBA guaranteed loans, as used by the Company in this supplemental reporting presentation, are determined by methods other than in accordance with GAAP. While the Company's management believes this information is a useful supplement to the GAAP based measures reported in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, readers are cautioned that this non-GAAP disclosure has limitations as an analytical tool, should not be viewed as a substitute for financial measures determined in accordance with

GAAP, and should not be considered in isolation or as a substitute for analysis of our results and financial condition as reported under GAAP, nor are such measures necessarily comparable to non-GAAP performance measures that may be presented by other companies. This supplemental presentation should not be construed as an inference that our future results will be unaffected by similar adjustments to be determined in accordance with GAAP.
The following table presents the computation of each non-GAAP based measure shown together with its most directly comparable GAAP based measure.

	2021	2020	2019
Tangible book value per common share
Shareholders' equity	$271,656	$246,249	$223,249
Less: Goodwill	18,724	18,724	19,925
Other intangible assets	4,183	5,458	7,180
Related tax effect	(878)	(1,146)	(1,508)
Tangible common equity (non-GAAP)	$249,627	$223,213	$197,652

Common shares outstanding	11,183	11,201	11,200

Book value per share (most directly comparable GAAP based measure)	$24.29	$21.98	$19.93
Intangible assets per share	1.97	2.05	2.28
Tangible book value per share (non-GAAP)	$22.32	$19.93	$17.65

	December 31, 2021	December 31, 2020
Allowance to Non-SBA Guaranteed Loans:
Allowance for loan losses	$21,180	$20,151
Gross loans	$1,979,986	$1,979,690
less: SBA guaranteed loans	(195,585)	(404,205)
Non-SBA guaranteed loans	$1,784,401	$1,575,485
Allowance to non-SBA guaranteed loans	1.2%	1.3%

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
The simulation analysis results are presented in the table below. At December 31, 2021, results indicated the Company would be better positioned over the subsequent 12 months in an increasing rate environment than it would be if interest rates decreased. This is due to the composition of the balance sheet between fixed- and floating-rate assets, and liabilities that will reprice more rapidly as deposits migrate from certificates of deposit to non-maturity deposits, coupled with the steep decline in rates during 2020. The Company has become more asset sensitive since December 31, 2020 due to the increase in liquidity and overall size of the balance sheet size and mix, specifically through non-maturity deposits. As such, an increase in interest rates would benefit the Company more than in prior periods.
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
At December 31, 2021, similar to at December 31, 2020, these results indicate the Company would be better positioned in a rising interest rate environment than it would be if interest rates decreased. The results at December 31, 2021 are driven by the impact of the low interest rate environment and the composition of the balance sheet. To improve the comparability across periods, the Company follows best practices and maintains the size and mix of the period end balance sheet; thus, the results do not reflect actions management may take to improve results.

Earnings at Risk			Value at Risk
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates	December 31, 2021	December 31, 2020	Change in Market Interest Rates	December 31, 2021	December 31, 2020

(100)	(1.4)%	(0.8)%	(100)	(43.8)%	(99.6)%
100	3.7%	1.7%	100	25.8%	70.7%
200	6.7%	2.4%	200	41.2%	116.4%

Further discussion related to the quantitative and qualitative disclosures about market risk is included under the heading of Liquidity and Rate Sensitivity in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SUMMARY OF QUARTERLY FINANCIAL DATA
The following table presents unaudited quarterly results of operations for years ended December 31.

	2021 Quarter Ended				2020 Quarter Ended
	December	September	June	March	December	September	June	March

Interest income	$23,919	$22,191	$23,656	$23,929	$26,426	$24,216	$25,022	$23,967
Interest expense	1,321	1,571	1,755	2,074	2,697	3,398	4,224	5,705
Net interest income	22,598	20,620	21,901	21,855	23,729	20,818	20,798	18,262
Provision for loan losses	1,100	365	625	(1,000)	300	2,200	1,900	925
Net interest income after provision for loan losses	21,498	20,255	21,276	22,855	23,429	18,618	18,898	17,337
Investment securities gains (losses)	3	479	11	145	28	(13)	9	(40)
Other noninterest income	7,290	7,172	6,653	7,399	7,153	6,874	7,184	7,114
Merger related and branch consolidation expenses	—	—	—	—	—	1,310	—	—
Other noninterest expenses	20,290	19,035	17,033	17,783	18,080	17,955	18,431	18,304
Income before income tax expense	8,501	8,871	10,907	12,616	12,530	6,214	7,660	6,107
Income tax expense	1,795	1,679	2,131	2,409	2,471	1,237	1,301	1,039
Net income	$6,706	$7,192	$8,776	$10,207	$10,059	$4,977	$6,359	$5,068

Per share information:
Basic earnings per share (a)	$0.61	$0.66	$0.80	$0.93	$0.92	$0.45	$0.58	$0.46
Diluted earnings per share (a)	0.60	0.65	0.79	0.92	0.91	0.45	0.58	0.46
Dividends paid per share	0.19	0.19	0.18	0.18	0.17	0.17	0.17	0.17
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
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting at December 31, 2021, using the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that, at December 31, 2021, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework (2013).
Crowe LLP has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, as stated in their report dated March 11, 2022.

/s/ Thomas R. Quinn, Jr.	/s/ Neelesh Kalani
Thomas R. Quinn, Jr.	Neelesh Kalani
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

March 11, 2022

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors of Orrstown Financial Services, Inc.
Shippensburg, Pennsylvania

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Orrstown Financial Services, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
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
Allowance for Loan Losses – Adjustments for Qualitative Factors
As more fully described in Note 1 and Note 4 to the consolidated financial statements, the Company estimates and records an allowance for loan losses for loans collectively evaluated for impairment by developing a loss rate based on historical losses and qualitative factors. Qualitative factors are used to adjust historical loss rates considering relevant factors such as nature and volume of loans; concentrations of credit and changes within credit concentrations; underwriting standards and recovery practices; delinquency trends; classified loan trends; experience, ability and depth of management/lending staff; quality of loan review; and national and local economic conditions. The application of the adjustments for qualitative factors to the historical loss rate calculation is subjective.
The principal considerations for our determination that auditing the adjustments for qualitative factors is a critical audit matter is the high degree of judgment involved in the assessment of the risk of loss associated with each risk factor. Our audit procedures included both control and substantive testing related to the adjustments for qualitative factors. Procedures included, among others:
•Testing the following controls:
◦Management’s review of the accuracy of data inputs used to adjust historical loss rates.
◦Management’s review of the appropriateness and adequacy of the adjustments to the historical loss rates.
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

Washington, D.C.
March 11, 2022

Consolidated Balance Sheets
ORRSTOWN FINANCIAL SERVICES, INC.

	December 31,
(Dollars in thousands, except per share amounts)	2021	2020
Assets
Cash and due from banks	$21,217	$26,203
Interest-bearing deposits with banks	187,493	99,055
Cash and cash equivalents	208,710	125,258
Restricted investments in bank stocks	7,252	10,563
Securities available for sale (amortized cost of $466,806 and $460,999 at December 31, 2021 and 2020, respectively)	472,438	466,465
Loans held for sale, at fair value	8,868	11,734
Loans	1,979,986	1,979,690
Less: Allowance for loan losses	(21,180)	(20,151)
Net loans	1,958,806	1,959,539
Premises and equipment, net	34,045	35,149
Cash surrender value of life insurance	70,217	68,554
Goodwill	18,724	18,724
Other intangible assets, net	4,183	5,458
Accrued interest receivable	8,234	8,927
Other assets	43,088	40,201
Total assets	$2,834,565	$2,750,572
Liabilities
Deposits:
Noninterest-bearing	$553,238	$456,778
Interest-bearing	1,911,691	1,900,102
Total deposits	2,464,929	2,356,880
Securities sold under agreements to repurchase	23,301	19,466
FHLB advances and other	1,896	58,045
Subordinated notes	31,963	31,903
Other liabilities	40,820	38,029
Total liabilities	2,562,909	2,504,323

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value—$0.05205 stated value per share 50,000,000 shares authorized; 11,258,167 shares issued and 11,183,050 outstanding at December 31, 2021; 11,257,046 shares issued and 11,201,317 outstanding at December 31, 2020	586	586
Additional paid—in capital	189,689	189,066
Retained earnings	78,700	54,099
Accumulated other comprehensive income (loss)	4,449	3,346
Treasury stock— 75,117 and 55,729 shares, at cost, at December 31, 2021 and 2020, respectively	(1,768)	(848)
Total shareholders’ equity	271,656	246,249
Total liabilities and shareholders’ equity	$2,834,565	$2,750,572
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income
ORRSTOWN FINANCIAL SERVICES, INC.

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2021	2020	2019
Interest income
Loans	$84,227	$87,492	$75,071
Investment securities - taxable	6,622	10,458	14,538
Investment securities - tax-exempt	2,493	1,566	2,054
Short term investments	353	115	1,331
Total interest income	93,695	99,631	92,994
Interest expense
Deposits	4,199	12,009	19,310
Securities sold under agreements to repurchase	31	85	623
FHLB advances and other	482	1,924	1,779
Subordinated notes	2,009	2,006	1,987
Total interest expense	6,721	16,024	23,699
Net interest income	86,974	83,607	69,295
Provision for loan losses	1,090	5,325	900
Net interest income after provision for loan losses	85,884	78,282	68,395
Noninterest income
Service charges on deposit accounts	3,047	2,874	3,404
Interchange income	4,129	3,423	3,281
Other service charges, commissions and fees	671	683	805
Swap fee income	293	847	1,197
Trust and investment management income	7,896	6,912	7,255
Brokerage income	3,571	2,821	2,426
Mortgage banking activities	5,909	5,274	3,047
Gain on sale of portfolio loans	—	2,803	—
Income from life insurance	2,273	2,261	2,044
Investment securities gains (losses)	638	(16)	4,749
Other income	725	427	331
Total noninterest income	29,152	28,309	28,539
Noninterest expenses
Salaries and employee benefits	44,002	43,350	39,495
Occupancy	4,731	4,760	4,325
Furniture and equipment	5,115	4,756	4,723
Data processing	4,061	3,574	3,599
Automated teller and interchange fees	1,202	1,057	1,015
Advertising and bank promotions	2,178	1,660	1,967
FDIC insurance	816	686	367
Other professional services	2,555	3,120	2,954
Directors' compensation	865	921	1,003
Taxes other than income	1,321	1,144	1,018
Intangible asset amortization	1,275	1,569	1,570
Merger related and branch consolidation expenses	—	1,310	8,964
Insurance claim (recovery) receivable write-off	—	(486)	615
Other operating expenses	6,020	6,659	5,685
Total noninterest expenses	74,141	74,080	77,300
Income before income tax expense	40,895	32,511	19,634
Income tax expense	8,014	6,048	2,710
Net income	$32,881	$26,463	$16,924
Per share information:
Basic earnings per share	$3.00	$2.42	$1.63
Diluted earnings per share	2.96	2.40	1.61
Dividends paid per share	0.74	0.68	0.60
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income
ORRSTOWN FINANCIAL SERVICES, INC.

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Net income	$32,881	$26,463	$16,924
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale arising during the period	804	6,057	7,905
Reclassification adjustment for (gains) losses realized in net income	(638)	16	(4,749)
Net unrealized gains on securities available for sale	166	6,073	3,156
Tax effect	(35)	(1,275)	(664)
Total other comprehensive income, net of tax and reclassification adjustments on securities available for sale	131	4,798	2,492
Unrealized gains (losses) on interest rate swaps used in cash flow hedges	473	(1,347)	—
Reclassification adjustment for losses realized in net income	757	117	—
Net unrealized gains (losses) on interest rate swaps used in cash flow hedges	1,230	(1,230)	—
Tax effect	(258)	258	—
Total other comprehensive gain (loss), net of tax and reclassification adjustments on interest rate swaps	972	(972)	—
Total other comprehensive income, net of tax and reclassification adjustments	1,103	3,826	2,492
Total comprehensive income	$33,984	$30,289	$19,416
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity
ORRSTOWN FINANCIAL SERVICES, INC.

	Years Ended December 31, 2021, 2020 and 2019
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity

Balance, January 1, 2019	$491	$151,678	$24,472	$(2,972)	$(236)	$173,433
Net income	—	—	16,924	—	—	16,924
Total other comprehensive loss, net of taxes	—	—	—	2,492	—	2,492
Cash dividends ($0.60 per share)	—	—	(6,150)	—	—	(6,150)
Issuance of stock (1,765,704 common shares) to acquire Hamilton Bancorp, Inc.	92	36,530	—	—	—	36,622
Share-based compensation plans:
15,645 net common shares issued and 11,699 net treasury shares acquired, including compensation expense totaling $1,586	1	157	—	—	(230)	(72)
Balance, December 31, 2019	584	188,365	35,246	(480)	(466)	223,249
Net income	—	—	26,463	—	—	26,463
Total other comprehensive income, net of taxes	—	—	—	3,826	—	3,826
Cash dividends ($0.68 per share)	—	—	(7,610)	—	—	(7,610)
Share-based compensation plans:
36,442 net common shares issued and 34,999 net treasury shares acquired, including compensation expense totaling $2,092	2	701	—	—	(382)	321
Balance, December 31, 2020	586	189,066	54,099	3,346	(848)	246,249
Net income	—	—	32,881	—	—	32,881
Total other comprehensive income, net of taxes	—	—	—	1,103	—	1,103
Cash dividends ($0.74 per share)	—	—	(8,280)	—	—	(8,280)
Share-based compensation plans:
1,121 net common shares issued and 19,388 net treasury shares acquired, including compensation expense totaling $1,949	—	623	—	—	(920)	(297)
Balance, December 31, 2021	$586	$189,689	$78,700	$4,449	$(1,768)	$271,656
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows
ORRSTOWN FINANCIAL SERVICES, INC.

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Cash flows from operating activities
Net income	$32,881	$26,463	$16,924
Adjustments to reconcile net income to net cash provided by operating activities:
Net discount accretion	(436)	(4,481)	(2,547)
Depreciation and amortization expense	5,305	6,573	5,547
Impairment of intangibles	—	153	—
Provision for loan losses	1,090	5,325	900
Share-based compensation	1,949	2,092	1,586
Gains on sales of loans originated for sale	(4,967)	(6,067)	(2,613)
Mortgage loans originated for sale	(197,167)	(207,051)	(112,568)
Proceeds from sales of loans originated for sale	204,102	208,987	108,885
Gains on sale of portfolio loans	—	(2,803)	—
Net (gain) loss on disposal of OREO and premises held for sale	(327)	152	(156)
Writedown of OREO and premises held for sale	—	544	—
Net loss on disposal of premises and equipment	22	2	139
Deferred income taxes	942	(1,973)	1,776
Investment securities (gains) losses	(638)	16	(4,749)
Loss (gain) on derivative terminations	514	(226)	—
Income from life insurance	(2,273)	(2,261)	(2,044)
Decrease (increase) in accrued interest receivable	693	(2,887)	1,248
Increase (decrease) in accrued interest payable and other liabilities	1,167	953	(5,291)
Other, net	(2,046)	6,660	2,053
Net cash provided by operating activities	40,811	30,171	9,090
Cash flows from investing activities
Proceeds from sales of AFS securities	149,038	—	199,429
Maturities, repayments and calls of AFS securities	39,082	56,239	33,265
Purchases of AFS securities	(195,049)	(26,691)	(190,530)
Net cash and cash equivalents received from acquisitions	—	—	29,442
Net redemptions (purchases) of restricted investments in bank stocks	3,311	5,621	(2,684)
Net decrease (increase) in loans	1,396	(349,947)	(46,157)
Proceeds from sales of portfolio loans	385	22,665	—
Purchases of bank premises and equipment	(1,254)	(1,303)	(2,911)
Proceeds from disposal of OREO and premises held for sale	1,078	4,096	1,318
Purchases of bank owned life insurance	—	(3,636)	(3,280)
Death benefit proceeds from life insurance contracts	—	391	571
Net cash (used in) provided by investing activities	(2,013)	(292,565)	18,463
Cash flows from financing activities
Net increase (decrease) in deposits	108,020	481,277	(71,561)
Net increase (decrease) in borrowings with original maturities less than 90 days	3,835	(135,402)	115,800
Proceeds from other short-term borrowings	—	126,599	20,000
Payments on other short-term borrowings	(56,149)	(131,622)	(116,776)
Settlement of terminated derivatives	(525)	218	—
Payment of subordinated notes issuance costs	—	—	(59)
Dividends paid	(8,280)	(7,610)	(6,150)
Acquisition of treasury stock	(1,869)	(1,170)	—
Treasury shares repurchased for employee taxes associated with restricted stock vesting	(514)	(717)	(1,772)
Proceeds from issuance of stock for option exercises and employee stock purchase plan	136	116	113
Net cash provided by (used in) financing activities	44,654	331,689	(60,405)
Net increase (decrease) in cash and cash equivalents	83,452	69,295	(32,852)
Cash and cash equivalents at beginning of year	125,258	55,963	88,815
Cash and cash equivalents at end of year	$208,710	$125,258	$55,963

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$6,805	$16,665	$24,313
Income taxes	4,400	550	—
Supplemental schedule of noncash investing and financing activities:
OREO acquired in settlement of loans	—	—	161
Premises and equipment transferred to held for sale	—	—	4,894
Lease liabilities arising from obtaining ROU assets	2,865	400	7,380

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
Nature of Operations – Orrstown Financial Services, Inc. is a financial holding company that operates Orrstown Bank, a commercial bank providing banking and financial advisory services in Berks, Cumberland, Dauphin, Franklin, Lancaster, Perry and York Counties, Pennsylvania, and in Anne Arundel, Baltimore, Howard and Washington Counties, Maryland. The Company operates in the community banking segment and engages in lending activities, including commercial, residential, commercial mortgages, construction, municipal, and various forms of consumer lending, and deposit services, including checking, savings, time, and money market deposits. The Company also provides fiduciary services, investment advisory, insurance and brokerage services. Effective July 31, 2020, Wheatland Advisors, Inc., a registered investment advisor non-bank subsidiary, headquartered in Lancaster County, Pennsylvania was discontinued. The Company and the Bank are subject to regulation by certain federal and state agencies and undergo periodic examinations by such regulatory authorities.
Basis of Presentation – The accompanying consolidated financial statements include the accounts of Orrstown Financial Services, Inc. and its wholly owned subsidiary, the Bank. The accounting and reporting policies of the Company conform to GAAP and, where applicable, to accounting and reporting guidelines prescribed by bank regulatory authorities. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications have been made to prior year amounts to conform with current year classifications. These reclassifications did not have a material impact on the Company's consolidated financial condition or results of operations. In May 2019, the Company acquired Hamilton Bancorp, Inc., and its wholly-owned subsidiary, Hamilton Bank, based in Towson, Maryland. The results of operations and assets acquired and liabilities assumed from acquired entities are included only from the date of acquisition. The comparability of the Company's results of operations for the years ended December 31, 2021, to 2020 and 2019 have been impacted by these acquisitions.
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
Concentration of Credit Risk – The Company grants commercial, residential, construction, municipal, and various forms of consumer lending to clients primarily in its market area in south central Pennsylvania and in the greater Baltimore region and Washington County, Maryland. Therefore, the Company's exposure to credit risk is significantly affected by changes in the economy in those areas. Although the Company maintains a diversified loan portfolio, a significant portion of its clients’ ability to honor their contracts is dependent upon economic sectors for commercial real estate, including office space, retail strip centers, sales finance, sub-dividers and developers, and multi-family, hospitality, and residential building operators. Management evaluates each clients' creditworthiness on a case-by-case basis. The amount of collateral obtained upon the extension of credit is based on management’s credit evaluation of the client. Types of collateral held varies, but generally include real estate and equipment.
The types of securities the Company invests in are included in Note 3, Investment Securities, and the types of lending the Company engages in are included in Note 4, Loans and Allowance for Loan Losses.
Cash and Cash Equivalents – Cash and cash equivalents include cash, balances due from banks, federal funds sold and interest-bearing deposits due on demand, all of which have original maturities of 90 days or less. Net cash flows are reported for client loan and deposit transactions, loans held for sale, redemption (purchases) of restricted investments in bank stocks, and short-term borrowings.
Under the FRB regulations, the Bank generally had been required to maintain cash reserves against specified deposit liabilities. Under an interim rule, the reserve requirement was reduced to zero as of March 26, 2020. The FRB issued the final rule on December 22, 2020 that amended Regulation D by lowering the reserve requirement on transaction accounts maintained at depository institutions to 0%.
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
Investment Securities – The Company typically classifies debt securities as available-for-sale ("AFS") on the date of purchase. At December 31, 2021 and 2020, the Company had no held to maturity or trading securities. AFS securities are reported at fair value. Interest income and dividends on debt securities are recognized in interest income on an accrual basis. Purchase premiums and discounts on debt securities are amortized to interest income using the interest method over the terms of the securities and approximate the level yield method.
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
Loans Held for Sale – The Company has elected to record the mortgage loans held for sale portfolio at fair market value as opposed to the lower of cost or market. The Company economically hedges its residential loans held for sale portfolio with forward sale agreements, which are reported at fair value. A lower of cost or market accounting treatment would not allow the Company to record the excess of the fair market value over book value, but would require the Company to record the corresponding reduction in value on the hedges. Both the loans and related hedges are carried at fair value, which reduces earnings volatility as the amounts more closely offset, particularly in environments when interest rates are declining. For loans held for sale for which the fair value option has been elected, the aggregate fair value exceeded the aggregate principal balance by $150 thousand. There were no loans held for sale that were nonaccrual or 90 or more days past due as of December 31, 2021. In previous periods, loans originated and intended for sale in the secondary market were carried at the lower of aggregate cost or fair value. Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income. Interest income on these loans is recognized in interest and fees on loans in the consolidated statements of income.
Loans – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances adjusted for charge-offs, the ALL, and any corresponding deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and amortized as a yield adjustment over the respective term of the loan using the interest method. For SBA PPP loans, the loan origination fees, net of certain direct origination costs, are deferred and accreted into interest income as a yield adjustment under the effective yield method over the estimated life of the PPP loans, with any unamortized net fees being recognized as interest income at the time of forgiveness. For purchased loans that are not deemed impaired at the acquisition date, premiums and discounts are amortized or accreted as adjustments to interest income using the effective yield method.

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
Loans Serviced – The Bank administers secondary market mortgage programs available through the FHLB and the Federal National Mortgage Association and offers residential mortgage products and services to clients. The Bank originates single-family residential mortgage loans for immediate sale in the secondary market and retains the servicing of those loans. At December 31, 2021 and 2020, the balance of loans serviced for others totaled $502.5 million and $441.1 million, respectively.
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
Changes to the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The Company discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period due to circumstances, such as the impact of the COVID-19 pandemic. Upon discontinuance, the associated gains and losses deferred in accumulated other comprehensive income (loss) are reclassified immediately into earnings and subsequent changes in the fair value of the cash flow hedge are recognized in earnings. Such derivatives were used to hedge the variable cash flows associated with overnight borrowings. During 2021, the Company terminated its interest rate derivative, with a notional amount of $50.0 million, which was designated as a cash flow hedge.
Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. At December 31, 2021 and 2020, the Company had interest rate swaps not designated as hedges with total notional value of $75.8 million and $61.3 million, respectively.
Premises and Equipment – Buildings, improvements, equipment, and furniture and fixtures are carried at cost less accumulated depreciation and amortization. Land is carried at cost. Depreciation and amortization has been recognized generally on the straight-line method and is computed over the estimated useful lives of the various assets as follows: buildings and improvements, including leasehold improvements – 10 to 40 years; and furniture and equipment – 3 to 15 years. Leasehold improvements are amortized over the shorter of the lease term or the indicated life. Repairs and maintenance are charged to operations as incurred, while additions and improvements are typically capitalized. Gains or losses on the retirement or disposal of individual assets is recorded as income or expense in the period of retirement or disposal. Premises no longer in use and held for sale are included in other assets on the consolidated balance sheets at the lower of carrying value or fair value and no depreciation is charged on them. At December 31, 2021 and 2020, premises held for sale totaled $321 thousand and $1.1 million, respectively.
Leases - The Company evaluates its contracts at inception to determine if an arrangement either is a lease or contains one. Operating lease ROU assets are included in other assets and operating lease liabilities in accrued interest payable and other liabilities in the consolidated balance sheets. The Company had no finance leases at December 31, 2021.
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
The Company's operating leases relate primarily to bank branches and office space. The difference between the lease assets and lease liabilities primarily consists of deferred rent liabilities reclassified upon adoption to reduce the measurement of the lease assets. The standard did not materially impact the Company's consolidated net income and had no impact on cash flows upon adoption on January 1, 2019.
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
Mortgage Servicing Rights – The estimated fair value of MSRs related to loans sold and serviced by the Company is recorded as an asset upon the sale of such loans. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are evaluated periodically for impairment by comparing the carrying amount to estimated fair value. Fair value is determined periodically through a discounted cash flow valuation performed by a third party. Significant inputs to the valuation include expected servicing income, net of expense, the discount rate and the expected life of the underlying loans. To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment through a charge against servicing income on the consolidated statements of income. If the Company determines, based on subsequent valuations, that the impairment no longer exists or is reduced, the valuation allowance is reduced through a credit to earnings. MSRs, net of the valuation allowance, totaled $4.0 million and $2.8 million at December 31, 2021 and December 31, 2020, respectively, and are included in other assets on the consolidated balance sheets.
Foreclosed Real Estate – Real estate acquired through foreclosure or other means is initially recorded at the fair value of the related real estate collateral at the transfer date less estimated selling costs, and subsequently at the lower of its carrying value or fair value less estimated costs to sell. Fair value is determined based on an independent third party appraisal of the property or, when appropriate, a recent sales offer. Costs to maintain such real estate are expensed as incurred. Costs that significantly improve the value of the properties are capitalized. Real estate acquired through foreclosure or other means totaled zero at both December 31, 2021 and 2020, and is included in other assets on the consolidated balance sheets.
Investments in Real Estate Partnerships – The Company has a 99% limited partnership interest in several real estate partnerships in central Pennsylvania. These investments are affordable housing projects, which entitle the Company to tax deductions and credits that expire through 2025. The Company accounts for its investments in affordable housing projects under the proportional amortization method when the criteria are met, which is limited to one investment at December 31, 2021. There are five other investments accounted for under the equity method of accounting. The investment in these real estate partnerships, included in other assets on the consolidated balance sheets, totaled $2.6 million and $3.1 million at December 31, 2021 and 2020, respectively, of which $921 thousand and $1.1 million are accounted for under the proportional amortization method.
Equity method losses totaled $272 thousand, $299 thousand and $55 thousand for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in other noninterest income on the consolidated statements of income. Proportional amortization method losses totaled $214 thousand for the years ended December 31, 2021, 2020 and 2019, and are included in income tax expense on the consolidated statements of income. During 2021, 2020 and 2019, the Company recognized federal tax credits from these projects totaling $315 thousand, $460 thousand and $460 thousand, respectively, which are included in income tax expense on the consolidated statements of income.
Advertising – The Company expenses advertising as incurred. Advertising expense totaled $677 thousand, $392 thousand and $577 thousand for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Company be in default (e.g., fail to make an interest payment to the counterparty). For the repurchase agreements, the collateral is held by the Company in a segregated custodial account under a third party agreement. Repurchase agreements are secured by U.S. government or government-sponsored debt securities and mature overnight.
Stock Compensation Plans – The Company has stock compensation plans that cover employees and non-employee directors. Compensation expense relating to share-based payment transactions is measured based on the grant date fair value of the share award, including a Black-Scholes model for stock options. Compensation expense for all stock awards is calculated and recognized over the employees’ or non-employee directors' service period, generally defined as the vesting period.
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
Treasury Stock – Common stock shares repurchased are recorded as treasury stock, at cost on the consolidated balance sheets, on a settlement date basis.
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
Comprehensive Income – Comprehensive income consists of net income and OCI. Unrealized gains (losses) on securities available for sale and interest rate swaps used in cash flow hedges, net of tax, were the components of AOCI at December 31, 2021 and 2020.
Fair Value – Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in the Note 20 to the consolidated financial statements. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.
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
ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates ("ASU 2019-10"), extended the implementation deadline of ASU 2016-13 for smaller reporting and other companies until the fiscal year and interim periods beginning after December 15, 2022. The Company meets the requirements to be considered a smaller reporting company under SEC Regulation S-K and SEC Rule 405, and will adopt ASU 2016-13 effective January 1, 2023. The Company is evaluating the impact of the delay for adoption of ASU 2016-13, and is working with a third-party vendor solution to assist with the application of ASU 2016-13 and finalizing the loss estimation models to be used. Once management determines which methods will be utilized, a third party will be contracted to perform a model validation prior to adoption. While the Company anticipates the allowance for loan losses will increase under its current assumptions, it expects the impact of adopting ASU 2016-13 will be influenced by the composition, characteristics and quality of its loan and investment securities portfolios, as well as general economic conditions and forecasts at the adoption date. The other provisions of ASU 2019-10 were not applicable to the Company.
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 contains optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The optional expedients apply consistently to all contracts or transactions within the scope of this topic, while the optional expedients for hedging relationships can be elected on an individual basis. The Company has formed a cross-functional working group to lead the transition from LIBOR to a planned adoption of an alternate index. The Company has elected to replace LIBOR with the 30-Day Average SOFR or Term SOFR in its loan agreements. The Company is in the process of implementing fallback language for loans that will mature after 2021. The Company expects to adopt the LIBOR transition relief allowed under this standard, and is currently evaluating the potential impact of this guidance on its financial statements.

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
In connection with the acquisitions, the Company incurred merger related expenses that totaled $8.0 million for the year ended December 31, 2019. The expenses consisted primarily of $2.0 million of investment banking, legal and consulting fees; $3.9 million of information systems expense, including canceling of contracts, and $2.1 million of other expenses, including payout of employee termination contracts, for the year ended December 31, 2019.

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

NOTE 3. INVESTMENT SECURITIES
At December 31, 2021 and 2020, all investment securities were classified as AFS. The following table summarizes amortized cost and fair value of AFS securities, and the corresponding amounts of gross unrealized gains and losses recognized in AOCI at December 31, 2021 and 2020.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
U.S. Treasury securities	$20,084	$—	$382	$19,702
States and political subdivisions	185,437	8,606	673	193,370
GSE residential MBSs	41,260	44	578	40,726
GSE residential CMOs	66,430	436	944	65,922
Non-agency CMOs	30,676	—	978	29,698
Asset-backed	122,520	401	300	122,621
Other	399	—	—	399
Totals	$466,806	$9,487	$3,855	$472,438
December 31, 2020
States and political subdivisions	$104,704	$9,091	$1,125	$112,670
GSE residential MBSs	4,197	96	0	4,293
GSE residential CMOs	56,856	2,226	1,071	58,011
Non-agency CMOs	16,505	413	—	16,918
Private label commercial CMOs	63,941	57	1,762	62,236
Asset-backed	214,425	171	2,630	211,966
Other	371	—	—	371
Totals	$460,999	$12,054	$6,588	$466,465

The following table summarizes investment securities with unrealized losses at December 31, 2021 and 2020, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
December 31, 2021
U.S. Treasury securities	3	$19,702	$382	—	$—	$—	3	$19,702	$382
States and political subdivisions	12	45,522	673	—	—	—	12	45,522	673
GSE residential MBSs	9	37,899	578	—	—	—	9	37,899	578
GSE residential CMOs	7	41,163	944	—	—	—	7	41,163	944
Non-agency CMOs	3	24,661	978	—	—	—	3	24,661	978
Asset-backed	3	21,245	138	3	34,180	162	6	55,425	300
Totals	37	$190,192	$3,693	3	$34,180	$162	40	$224,372	$3,855
December 31, 2020
States and political subdivisions	1	$9,079	$1,125	—	$—	$—	1	$9,079	$1,125
GSE residential CMOs	3	23,954	1,071	—	—	—	3	23,954	1,071
Private label commercial CMOs	1	4,314	685	10	42,403	1,077	11	46,717	1,762
Asset-backed	2	16,921	12	15	183,161	2,618	17	200,082	2,630
Totals	7	$54,268	$2,893	25	$225,564	$3,695	32	$279,832	$6,588

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
As of December 31, 2021, the Company had no cumulative OTTI. There were no OTTI charges recognized in earnings as a result of credit losses on investments in the years ended December 31, 2021, 2020 and 2019. During 2020, unrealized losses were substantially higher due to market uncertainty brought about by the COVID-19 pandemic. The sudden and desperate need for liquidity from many institutional pools of capital, combined with the global economic implications of the COVID-19 pandemic, caused significant widening of spreads. Market conditions improved in the second half of 2020 and into 2021 as the uncertainty dissipated with economies re-opening and the distribution of vaccines.
U.S. Treasury Securities. The unrealized losses presented in the table above have been caused by an increase in rates from the time these securities were purchased. Management considers the full faith and credit of the U.S. government in determining whether a security is OTTI. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at December 31, 2021. The Company did not hold U.S. Treasury Securities at December 31, 2020.

States and Political Subdivisions. The unrealized losses presented in the table above have been caused by a widening of spreads and/or a rise in interest rates from the time these securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is OTTI. As of December 31, 2021 and 2020, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend to sell nor will it be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.
GSE Residential CMOs and GSE Residential MBS. The unrealized losses presented in the table above have been caused by a widening of spreads and/or a rise in interest rates from the time these securities were purchased. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than its par value basis. As of December 31, 2021 and 2020, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend to sell nor will it be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.
Non-agency CMOs. The unrealized losses presented in the table above were caused by a widening of spreads and/or a rise in interest rates from the time the securities were purchased. As of December 31, 2021, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend to sell nor will it be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities. The Company did not hold non-agency CMOs at December 31, 2020.
Private Label Commercial CMOs and Asset-backed. The unrealized losses presented in the table above have been caused by a widening of spreads from the time the securities were purchased. Management considers the investment rating and other credit support in determining whether a security is other-than-temporarily impaired. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at December 31, 2021 and 2020. The Company did not hold private label commercial CMOs at December 31, 2021.
The following table summarizes amortized cost and fair value of investment securities by contractual maturity at December 31, 2021. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	3,382	3,718
Due after five years through ten years	78,759	79,801
Due after ten years	123,779	129,952
CMOs and MBSs	138,366	136,346
Asset-backed	122,520	122,621
	$466,806	$472,438
The following table summarizes proceeds from sales of investment securities and gross gains and gross losses for the years ended December 31, 2021, 2020 and 2019.

	2021	2020	2019
Proceeds from sale of investment securities	$149,038	$—	$199,429
Gross gains	1,847	—	4,974
Gross losses	1,209	16	225
During the year ended December 31, 2021, net investment security gains of $638 thousand were recorded compared to a net loss of $16 thousand recorded to adjust an equity security to market value for year ended December 31, 2020 and net investment security gains of $4.7 million for year ended December 31, 2019. Investment securities with a fair value of $295.6 million and $398.7 million at December 31, 2021 and 2020, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES
Consistent with ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Loan Losses, the Company's loan portfolio is grouped into segments, which are further broken down into classes to allow management to monitor the performance by the borrower and to monitor the yield on the portfolio.
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
Commercial and industrial loans include advances to local and regional businesses for general commercial purposes and include permanent and short-term working capital, machinery and equipment financing, and may be either in the form of lines of credit or term loans. Although commercial and industrial loans may be unsecured to our highest-rated borrowers, the majority of these loans are secured by the borrower’s accounts receivable, inventory and machinery and equipment. In a significant number of these loans, the collateral also includes the business real estate or the business owner’s personal real estate or assets. Commercial and industrial loans present credit exposure to the Company, as they are more susceptible to risk of loss during a downturn in the economy as borrowers may have greater difficulty in meeting their debt service requirements and the value of the collateral may decline. The Company attempts to mitigate this risk through its underwriting standards, including evaluating the creditworthiness of the borrower and, to the extent available, credit ratings on the business. Additionally, monitoring of the loans through annual renewals and meetings with the borrowers are typical. However, these procedures cannot eliminate the risk of loss associated with commercial and industrial lending. At December 31, 2021 and 2020, commercial and industrial loans include $189.9 million and $403.3 million, respectively, of loans, net of deferred fees and costs, originated through the SBA PPP.
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
Home equity loans, including term loans and lines of credit, present a slightly higher risk to the Company than 1-4 family first liens, as these loans can be first or second liens on 1-4 family owner occupied residential property, but can have loan-to-value ratios of no greater than 85% of the value of the real estate taken as collateral. The creditworthiness of the borrower is considered including credit scores and debt-to-income ratios.

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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted. The CARES Act established the SBA PPP. The SBA PPP is intended to provide economic relief to small businesses nationwide adversely impacted under the COVID-19 Emergency Declaration issued on March 13, 2020. The SBA PPP, which began on April 3, 2020, provided small businesses with funds to cover up to 24 weeks of payroll costs and other expenses, including benefits. It also provides for forgiveness of up to the full principal amount of qualifying loans. Through December 31, 2020, the Bank closed and funded almost 3,200 loans for a total gross loan amount of $467.7 million. These loans resulted in net processing fees of $13.5 million to be recognized through net interest income over the life of the loans, which is between two and five years. For the year ended December 31, 2021, the Bank closed and funded almost 3,300 PPP loans for a total loan amount of $231.7 million. In total, the Bank closed and funded almost 6,500 PPP loans for a total gross loan amount of $699.4 million. The loans originated in 2021 resulted in net processing fees of $12.3 million. At December 31, 2021, the Bank has $5.5 million of net deferred SBA PPP fees remaining to be recognized through net interest income over the life of the loans. The timing of the recognition of these fees is dependent upon the loan forgiveness process established by the SBA. As these loans are 100% guaranteed by the SBA, there is no associated allowance for loan losses at December 31, 2021.
In an effort to assist clients that were negatively impacted by the COVID-19 pandemic, the Bank offered various mitigation options, including a loan payment deferral program. Under this program, most commercial deferrals were for a 90-day period, while most consumer deferrals were for a 180-day period. Commercial and consumer deferrals totaled zero and $56 thousand, respectively, at December 31, 2021 and $15.7 million and $2.5 million, respectively, at December 31, 2020. In accordance with the revised Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus issued by the federal bank regulatory agencies on April 7, 2020, these deferrals are exempt from TDR status as they meet the specified requirements.
The following table presents the loan portfolio by segment and class, excluding residential LHFS, at December 31, 2021 and December 31, 2020.

	2021	2020
Commercial real estate:
Owner-occupied	$238,668	$174,908
Non-owner occupied	551,783	409,567
Multi-family	93,255	113,635
Non-owner occupied residential	106,112	114,505
Acquisition and development:
1-4 family residential construction	12,279	9,486
Commercial and land development	93,925	51,826
Commercial and industrial (1)	485,728	647,368
Municipal	14,989	20,523
Residential mortgage:
First lien	198,831	244,321
Home equity – term	6,081	10,169
Home equity – lines of credit	160,705	157,021
Installment and other loans	17,630	26,361
Total loans	$1,979,986	$1,979,690
(1) This balance includes $189.9 million and $403.3 million of SBA PPP loans, net of deferred fees and costs, at December 31, 2021 and December 31, 2020, respectively.
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
The Company has a loan review policy and program, which is designed to identify and monitor risk in the lending function. The Management ERM Committee, comprised of executive and senior officers and loan department personnel, is charged with the oversight of overall credit quality and risk exposure of the Company's loan portfolio. This includes the monitoring of the lending activities of all Company personnel with respect to underwriting and processing new loans and the timely follow-up and corrective action for loans showing signs of deterioration in quality. A loan review program provides the Company with an independent review of the commercial loan portfolio on an ongoing basis. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as extended delinquencies, bankruptcy, repossession or death of the borrower occurs, which heightens awareness as to a possible credit event.
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
The following summarizes the Company’s loan portfolio ratings based on its internal risk rating system at December 31, 2021 and 2020:

	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	PCI Loans	Total
December 31, 2021
Commercial real estate:
Owner-occupied	$219,250	$7,239	$6,087	$3,763	$—	$2,329	$238,668
Non-owner occupied	528,010	23,297	166	—	—	310	551,783
Multi-family	84,414	8,238	603	—	—	—	93,255
Non-owner occupied residential	102,588	1,065	1,153	122	—	1,184	106,112
Acquisition and development:
1-4 family residential construction	12,279	—	—	—	—	—	12,279
Commercial and land development	92,049	1,385	491	—	—	—	93,925
Commercial and industrial	470,579	7,917	4,720	250	—	2,262	485,728
Municipal	14,989	—	—	—	—	—	14,989
Residential mortgage:
First lien	191,386	—	225	2,635	—	4,585	198,831
Home equity – term	6,058	—	—	7	—	16	6,081
Home equity – lines of credit	160,203	20	46	436	—	—	160,705
Installment and other loans	17,584	—	—	40	—	6	17,630
	$1,899,389	$49,161	$13,491	$7,253	$—	$10,692	$1,979,986

December 31, 2020
Commercial real estate:
Owner-occupied	$148,846	$12,491	$7,855	$3,260	$—	$2,456	$174,908
Non-owner occupied	351,860	57,378	—	—	—	329	409,567
Multi-family	92,769	20,224	642	—	—	—	113,635
Non-owner occupied residential	107,557	3,948	1,422	268	—	1,310	114,505
Acquisition and development:
1-4 family residential construction	9,101	385	—	—	—	—	9,486
Commercial and land development	49,832	655	525	814	—	—	51,826
Commercial and industrial	617,213	17,561	6,118	3,639	—	2,837	647,368
Municipal	20,523	—	—	—	—	—	20,523
Residential mortgage:
First lien	236,381	—	—	2,628	—	5,312	244,321
Home equity – term	10,076	—	64	10	—	19	10,169
Home equity – lines of credit	156,264	95	54	608	—	—	157,021
Installment and other loans	26,283	—	—	17	—	61	26,361
	$1,826,705	$112,737	$16,680	$11,244	$—	$12,324	$1,979,690

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
At December 31, 2021 and 2020, nearly all of the Company’s loan impairments were measured based on the estimated fair value of the collateral securing the loan, except for TDRs. By definition, TDRs are considered impaired. All TDR impairment analyses are initially based on discounted cash flows for those loans. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it could also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
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
Collateral on certain impaired loans is not limited to real estate, and may consist of accounts receivable, inventory, equipment or other business assets. Estimated fair values a determined based on borrowers’ financial statements, inventory ledgers, accounts receivable agings or appraisals from individuals with knowledge in the business. Stated balances are generally discounted for the age of the financial information or the quality of the assets. In determining fair value, liquidation discounts are applied to this collateral based on existing loan valuation policies.
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

The following table, which excludes accruing PCI loans, summarizes impaired loans by segment and class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at December 31, 2021 and 2020. The recorded investment in loans excludes accrued interest receivable due to insignificance. Related allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending and any partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
December 31, 2021
Commercial real estate:
Owner-occupied	$—	$—	$—	$3,763	$4,902
Non-owner occupied residential	—	—	—	122	259
Commercial and industrial	—	—	—	250	547
Residential mortgage:
First lien	341	341	28	2,294	3,337
Home equity—term	—	—	—	7	10
Home equity—lines of credit	—	—	—	436	653
Installment and other loans	—	—	—	40	40
	$341	$341	$28	$6,912	$9,748
December 31, 2020
Commercial real estate:
Owner-occupied	$—	$—	$—	$3,260	$4,091
Non-owner occupied residential	—	—	—	268	393
Acquisition and development:
Commercial and land development	—	—	—	814	875
Commercial and industrial	—	—	—	3,639	4,269
Residential mortgage:
First lien	424	508	33	2,204	3,264
Home equity—term	—	—	—	10	13
Home equity—lines of credit	—	—	—	608	832
Installment and other loans	—	—	—	17	18
	$424	$508	$33	$10,820	$13,755

The following table, which excludes accruing PCI loans, summarizes the average recorded investment in impaired loans and related recognized interest income for the years ended December 31, 2021, 2020 and 2019.

	2021		2020		2019
	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Commercial real estate:
Owner-occupied	$3,825	$1	$4,636	$1	$2,455	$2
Non-owner occupied	—	—	83	—	46	—
Multi-family	—	—	205	—	152	—
Non-owner occupied residential	225	—	388	—	217	—
Acquisition and development:
Commercial and land development	187	—	641	—	21	—
Commercial and industrial	3,030	—	1,196	—	683	—
Residential mortgage:
First lien	2,539	43	2,995	48	2,582	50
Home equity – term	11	—	11	—	13	—
Home equity – lines of credit	521	—	692	1	750	2
Installment and other loans	25	—	25	—	13	—
	$10,363	$44	$10,872	$50	$6,932	$54

The following table presents impaired loans that are TDRs, with the recorded investment at December 31, 2021 and 2020.

	2021		2020
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing:
Commercial real estate:
Owner-occupied	—	$—	1	$28
Residential mortgage:
First lien	8	804	9	898
Home equity - lines of credit	—	—	1	8
	8	804	11	934
Nonaccruing:
Residential mortgage:
First lien	5	285	5	320
	5	285	5	320
	13	$1,089	16	$1,254

The following table presents the number of loans modified as TDRs, and their pre-modification and post-modification investment balances for the year ended December 31, 2019. There were no loans modified as TDRs during 2021 and 2020.

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

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on their delinquencies. The following table presents the classes of the loan portfolio summarized by aging categories of performing loans and nonaccrual loans at December 31, 2021 and 2020.

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
December 31, 2021
Commercial real estate:
Owner-occupied	$231,371	$314	$—	$891	$1,205	$3,763	$236,339
Non-owner occupied	551,473	—	—	—	—	—	551,473
Multi-family	93,255	—	—	—	—	—	93,255
Non-owner occupied residential	104,645	161	—	—	161	122	104,928
Acquisition and development:
1-4 family residential construction	12,279	—	—	—	—	—	12,279
Commercial and land development	93,793	132	—	—	132	—	93,925
Commercial and industrial	483,088	128	—	—	128	250	483,466
Municipal	14,989	—	—	—	—	—	14,989
Residential mortgage:
First lien	189,043	2,995	281	96	3,372	1,831	194,246
Home equity – term	6,042	16	—	—	16	7	6,065
Home equity – lines of credit	159,628	641	—	—	641	436	160,705
Installment and other loans	17,467	109	8	—	117	40	17,624
Subtotal	1,957,073	4,496	289	987	5,772	6,449	1,969,294
Loans acquired with credit deterioration:
Commercial real estate:
Owner-occupied	2,329	—	—	—	—	—	2,329
Non-owner occupied	310	—	—	—	—	—	310
Non-owner occupied residential	479	—	587	118	705	—	1,184
Commercial and industrial	2,262	—	—	—	—	—	2,262
Residential mortgage:
First lien	3,937	387	166	95	648	—	4,585
Home equity – term	15	—	—	1	1	—	16
Installment and other loans	6	—	—	—	—	—	6
Subtotal	9,338	387	753	214	1,354	—	10,692
	$1,966,411	$4,883	$1,042	$1,201	$7,126	$6,449	$1,979,986

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
December 31, 2020
Commercial real estate:
Owner-occupied	$168,262	$958	$—	$—	$958	$3,232	$172,452
Non-owner occupied	409,130	108	—	—	108	—	409,238
Multi-family	113,635	—	—	—	—	—	113,635
Non-owner occupied residential	112,443	484	—	—	484	268	113,195
Acquisition and development:
1-4 family residential construction	9,486	—	—	—	—	—	9,486
Commercial and land development	50,922	32	58	—	90	814	51,826
Commercial and industrial	640,573	9	310	—	319	3,639	644,531
Municipal	19,677	846	—	—	846	—	20,523
Residential mortgage:
First lien	230,903	5,758	535	83	6,376	1,730	239,009
Home equity – term	10,099	40	—	1	41	10	10,150
Home equity – lines of credit	156,153	268	—	—	268	600	157,021
Installment and other loans	26,052	168	49	14	231	17	26,300
Subtotal	1,947,335	8,671	952	98	9,721	10,310	1,967,366
Loans acquired with credit deterioration:
Commercial real estate:
Owner-occupied	2,456	—	—	—	—	—	2,456
Non-owner occupied	329	—	—	—	—	—	329
Non-owner occupied residential	1,161	—	—	149	149	—	1,310
Commercial and industrial	2,837	—	—	—	—	—	2,837
Residential mortgage:
First lien	4,341	655	9	307	971	—	5,312
Home equity – term	19	—	—	—	—	—	19
Installment and other loans	57	4	—	—	4	—	61
Subtotal	11,200	659	9	456	1,124	—	12,324
	$1,958,535	$9,330	$961	$554	$10,845	$10,310	$1,979,690

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
National and Local Economic Conditions – including trends in the consumer price index, unemployment rates, the housing price index, housing statistics compared to the prior year, bankruptcy rates, regulatory and legal environment risks and competition. During the year ended December 31, 2020, this factor was increased for the commercial and consumer portfolios to account for the negative economic impact of the COVID-19 pandemic, and subsequently reduced during the year ended December 31, 2021.
All factors noted above were evaluated and remained unchanged during the year ended December 31, 2021, except for reductions in Classified Loans Trends to unwind the adjustment from 2020 for commercial loans previously downgraded and National and Local Economic Conditions to reverse the adjustment from 2020 applied to consumer portfolios, both negatively impacted by the COVID-19 pandemic. These decreases were partially offset by an increase in Concentrations of Credit and Changes within Credit Concentrations caused by significant growth in commercial real estate loans during the year ended December 31, 2021.
COVID-19 – during 2020, a qualitative allocation was implemented associated with the potential impact of the COVID-19 pandemic on the Company's commercial loan portfolio. The factor assumes downgrades of loans which were granted deferrals or forbearances based upon identified hardships resulting from the economic shutdown driven by the pandemic. The qualitative reserve on these loans was reduced over time as sustained performance was demonstrated after the loans were removed from deferral status or the forbearance period has ended. For the year ended December 31, 2021, this qualitative reserve was reduced by $2.7 million to zero.

The following table presents activity in the ALL for the years ended December 31, 2021, 2020 and 2019.

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2021
Balance, beginning of year	$11,151	$1,114	$3,942	$40	$16,247	$3,362	$324	$3,686	$218	$20,151
Provision for loan losses	710	938	23	(10)	1,661	(517)	(73)	(590)	19	1,090
Charge-offs	(293)	—	(663)	—	(956)	(92)	(70)	(162)	—	(1,118)
Recoveries	469	10	512	—	991	32	34	66	—	1,057
Balance, end of year	$12,037	$2,062	$3,814	$30	$17,943	$2,785	$215	$3,000	$237	$21,180
December 31, 2020
Balance, beginning of year	$7,634	$959	$2,356	$100	$11,049	$3,147	$319	$3,466	$140	$14,655
Provision for loan losses	2,745	146	2,096	(60)	4,927	203	117	320	78	5,325
Charge-offs	(3)	—	(748)	—	(751)	(114)	(146)	(260)	—	(1,011)
Recoveries	775	9	238	—	1,022	126	34	160	—	1,182
Balance, end of year	$11,151	$1,114	$3,942	$40	$16,247	$3,362	$324	$3,686	$218	$20,151
December 31, 2019
Balance, beginning of year	$6,876	$817	$1,656	$98	$9,447	$3,753	$244	$3,997	$570	$14,014
Provision for loan losses	515	139	841	2	1,497	(347)	180	(167)	(430)	900
Charge-offs	(25)	—	(299)	—	(324)	(386)	(155)	(541)	—	(865)
Recoveries	268	3	158	—	429	127	50	177	—	606
Balance, end of year	$7,634	$959	$2,356	$100	$11,049	$3,147	$319	$3,466	$140	$14,655

The following table summarizes the ending loan balances individually evaluated for impairment based upon loan segment, as well as the related ALL loss allocation for each at December 31, 2021 and 2020. Accruing PCI loans are excluded from loans individually evaluated for impairment.

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2021
Loans allocated by:
Individually evaluated for impairment	$3,885	$—	$250	$—	$4,135	$3,078	$40	$3,118	$—	$7,253
Collectively evaluated for impairment	985,933	106,204	485,478	14,989	1,592,604	362,539	17,590	380,129	—	1,972,733
	$989,818	$106,204	$485,728	$14,989	$1,596,739	$365,617	$17,630	$383,247	$—	$1,979,986
Allowance for loan losses allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$28	$—	$28	$—	$28
Collectively evaluated for impairment	12,037	2,062	3,814	30	17,943	2,757	215	2,972	237	21,152
	$12,037	$2,062	$3,814	$30	$17,943	$2,785	$215	$3,000	$237	$21,180
December 31, 2020
Loans allocated by:
Individually evaluated for impairment	$3,528	$814	$3,639	$—	$7,981	$3,246	$17	$3,263	$—	$11,244
Collectively evaluated for impairment	809,087	60,498	643,729	20,523	1,533,837	408,265	26,344	434,609	—	1,968,446
	$812,615	$61,312	$647,368	$20,523	$1,541,818	$411,511	$26,361	$437,872	$—	$1,979,690
Allowance for loan losses allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$33	$—	$33	$—	$33
Collectively evaluated for impairment	11,151	1,114	3,942	40	16,247	3,329	324	3,653	218	20,118
	$11,151	$1,114	$3,942	$40	$16,247	$3,362	$324	$3,686	$218	$20,151

The following table provides activity for the accretable yield of purchased impaired loans for the years ended December 31, 2021 and 2020.

	2021	2020
Accretable yield, beginning of period	$3,438	$6,950
Additions (1)	—	570
Accretion of income	(1,093)	(3,457)
Reclassifications from nonaccretable difference due to improvement in expected cash flows	160	1,871
Other changes, net (2)	156	(2,496)
Accretable yield, end of period	$2,661	$3,438

(1) The amount for the year ended December 31, 2020 reflects a measurement period adjustment for Hamilton loans that should have been in the PCI pool at the acquisition date.
(2) The amount for the year ended December 31, 2020 represents the impact of purchased credit impaired loans sold during that year.

NOTE 5. PREMISES AND EQUIPMENT
The following table summarizes premises and equipment at December 31, 2021 and 2020.

	2021	2020
Land	$8,586	$8,586
Buildings and improvements	27,852	27,569
Leasehold improvements	5,593	6,570
Furniture and equipment	23,681	23,254
Construction in progress	171	115
	65,883	66,094
Less accumulated depreciation	31,838	30,945
	$34,045	$35,149
Depreciation expense totaled $2.3 million, $3.2 million, and $2.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 6. LEASES
A lease provides the lessee the right to control the use of an identified asset for a period of time in exchange for consideration. The Company has primarily entered into operating leases for branches and office space. Most of the Company's leases contain renewal options, which the Company is reasonably certain to exercise. Including renewal options, the Company's leases range from 6 to 31 years. Operating lease right-of-use assets and lease liabilities are included in other assets and accrued interest and other liabilities on the Company's consolidated balance sheets.
The Company uses its incremental borrowing rate to determine the present value of the lease payments, as the rate implicit in the Company's leases is not readily determinable. Lease agreements that contain non-lease components are generally accounted for as a single lease component, while variable costs, such as common area maintenance expenses and property taxes, are expensed as incurred.
The following table summarizes the Company's right-of-use assets and related lease liabilities for the year ended December 31, 2021 and 2020.

	December 31, 2021	December 31, 2020
Operating lease ROU assets	$10,515	$8,686
Operating lease ROU liabilities	11,119	9,143
Weighted-average remaining lease term (in years)	14.6	16.8
Weighted-average discount rate	4.1%	4.3%

The following table presents information related to the Company's operating leases for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Cash paid for operating lease liabilities	$1,266	$1,202
Operating lease expense	1,544	1,620

The following table presents maturities of the Company's lease liabilities by year.

2022	$1,163
2023	1,216
2024	1,246
2025	1,269
2026	1,302
Thereafter	9,687
15,883
Less: imputed interest	4,764
Total lease liabilities	$11,119

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents changes in goodwill for the years ended December 31, 2021 and 2020.

	2021	2020
Balance, beginning of year	$18,724	$19,925
Adjustments to acquired goodwill (1)	—	(1,201)
Balance, end of year	$18,724	$18,724
(1) The Company finalized its purchase accounting adjustments associated with Hamilton as of May 1, 2020.

Goodwill is not amortized, but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit.
The Company completes its annual goodwill impairment assessment as of November 30. The Company conducted its last annual goodwill impairment test as of November 30, 2021 using generally accepted valuation methods. As a result of that impairment test, no goodwill impairment was identified. No changes occurred that would impact the results of that analysis through December 31, 2021.
The following tables present changes in and components of other intangible assets for the years ended December 31, 2021 and 2020.

	2021	2020
Balance, beginning of year	$5,458	$7,180
Amortization expense	(1,275)	(1,569)
Impairment	—	(153)
Balance, end of year	$4,183	$5,458

	2021		2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$8,390	$4,208	$8,390	$2,935
Other client relationship intangibles	25	24	25	22
Total	$8,415	$4,232	$8,415	$2,957

No impairment charge was recorded on other intangible assets during the year ended December 31, 2021. During the year ended December 31, 2020, other client relationship intangibles with a gross carrying amount of $149 thousand were fully amortized and there was a further reduction of the gross carrying amount of $350 thousand due to the dissolution of Wheatland, which resulted in an impairment charge of $153 thousand.
The following table presents future estimated aggregate amortization expense at December 31, 2021.

2022	$1,105
2023	935
2024	766
2025	596
2026	427
Thereafter	354
$4,183
The Company incurred amortization expense of $1.3 million, $1.6 million and $1.6 million, respectively, in the years ending December 31, 2021, 2020 and 2019.

NOTE 8. INCOME TAXES
The Company files income tax returns in the U.S. federal jurisdiction, the Commonwealth of Pennsylvania and the State of Maryland. The Company is no longer subject to tax examination by tax authorities for years before 2018.
The following table summarizes income tax expense for the years ended December 31, 2021, 2020 and 2019.

	2021	2020	2019
Current expense	$7,072	$6,602	$934
Deferred expense (benefit)	942	(554)	1,776
Income tax expense	$8,014	$6,048	$2,710
The following table reconciles the Company's effective income tax rate to its statutory federal rate for the years ended December 31, 2021, 2020 and 2019.

	2021	2020	2019
Statutory federal tax rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	1.1	1.0	(0.1)
Tax exempt interest income	(1.7)	(2.0)	(4.2)
Income from life insurance	(0.9)	(1.1)	(1.7)
Disallowed interest expense	—	0.1	0.3
Low-income housing credits and related expense	(0.2)	(0.8)	(1.3)
Merger related	—	—	0.7
Other	0.3	0.4	(0.9)
Effective income tax rate	19.6%	18.6%	13.8%
Income tax expense includes $134 thousand related to net security gains for the year ended December 31, 2021, $3 thousand related to net security losses for the year ended December 31, 2020, and $997 thousand related to net security gains for the year ended December 31, 2019.
The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the results of operations. There were no penalties or interest related to income taxes recorded in the consolidated statements of income for the years ended December 31, 2021, 2020 and 2019 and no amounts accrued for penalties at December 31, 2021 and 2020.

The following table summarizes the Company's deferred tax assets and liabilities at December 31, 2021, and 2020.

	2021	2020
Deferred tax assets:
Allowance for loan losses	$4,655	$4,457
Deferred compensation	515	578
Retirement and salary continuation plans	2,633	2,536
Share-based compensation	681	735
Off-balance sheet reserves	353	345
Nonaccrual loan interest	220	395
Deferred loan fees	1,604	1,483
Net unrealized losses on interest rate swaps	—	258
Purchase accounting adjustments	1,236	1,886
Bonus accrual	930	622
ROU liability	2,444	2,003
Net operating loss carryforward	2,218	2,472
Other	67	448
Total deferred tax assets	17,556	18,218
Deferred tax liabilities:
Depreciation	368	74
Net unrealized gains on securities available for sale	1,183	1,148
Mortgage servicing rights	887	614
Purchase accounting adjustments	915	1,206
ROU Asset	2,311	1,903
Other	244	340
Total deferred tax liabilities	5,908	5,285
Net deferred tax asset, included in other assets	$11,648	$12,933

At December 31, 2021, the Company had acquired federal and state net operating loss carryforwards of $10.1 million each, subject to annual loss limitation limits, that expire beginning in 2033. A deferred tax asset is recognized for these carryforwards because the benefit is more likely than not to be realized.
FASB ASC 740, Income Taxes, (“ASC 740”) clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in ASC 740 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 was applied to all existing tax positions upon initial adoption. There was no liability for uncertain tax positions and no known unrecognized tax benefits at December 31, 2021 or 2020.

NOTE 9. RETIREMENT PLANS
The Company maintains a 401(k) profit-sharing plan for all qualified employees. Employees are eligible to participate in the 401(k) profit-sharing plan following completion of one month of service and attaining age 18. Pursuant to the 401(k) profit-sharing plan, employees can contribute up to the lesser of $58 thousand, or 100% of their compensation. Substantially all of the Company’s employees are covered by the plan, which contains limited match or safe harbor provisions. The Company will match 50% of the first 6% of the base contribution that an employee contributes. The Company’s match is immediately vested and paid at the end of the year. Employer contributions to the plan are based on the performance of the Company and are at the discretion of the Board of Directors. Employer contribution expense totaled $669 thousand, $626 thousand and $590 thousand for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company has deferred compensation agreements with certain present and former directors, whereby a director or his beneficiaries will receive a monthly retirement benefit beginning at age 65. The arrangement is funded by an amount of life insurance on the participating director, which is calculated to meet the Company’s obligations under the compensation agreement. The cash value of the life insurance policies is an unrestricted asset of the Company. The estimated present value of future benefits to be paid totaled $36 thousand and $53 thousand at December 31, 2021 and 2020, respectively. Expense for this plan totaled $5 thousand, $7 thousand and $8 thousand for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company also has supplemental discretionary deferred compensation plans for directors and executive officers. The plans are funded annually with director fees and salary reductions which are either placed in a trust account invested by the Bank’s OFA division or recognized as a liability. The trust account balance totaled $2.3 million and $2.5 million at December 31, 2021 and 2020, respectively, and is directly offset in other liabilities. Expense for these plans totaled $61 thousand for each of the years ended December 31, 2021, 2020 and 2019.
In addition, the Company has two supplemental retirement and salary continuation plans for directors and executive officers. These plans are funded with single premium life insurance on the plan participants. The cash value of the life insurance policies is an unrestricted asset of the Company. The estimated present value of future benefits to be paid on these plans totaled $12.3 million and $11.4 million at December 31, 2021 and 2020, respectively. Expense for these plans totaled $1.7 million, $1.5 million and $1.0 million, for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company has promised a continuation of life insurance coverage to certain persons post-retirement. The estimated present value of future benefits to be paid totaled $1.6 million, and $1.5 million at December 31, 2021 and 2020, respectively. Expense for this plan totaled $104 thousand, $25 thousand and $22 thousand for the years ended December 31, 2021, 2020 and 2019, respectively.
Trust account balances, and estimated present values of future benefits and deferred compensation liabilities, noted above are included in other assets and other liabilities, respectively, on the consolidated balance sheets.

NOTE 10. SHARE-BASED COMPENSATION PLANS
The Company maintains share-based compensation plans under the shareholder-approved 2011 Plan. The purpose of the share-based compensation plans is to provide officers, employees, and non-employee members of the Board of Directors of the Company with additional incentive to further the success of the Company. At December 31, 2021, 881,920 shares of the common stock of the Company were reserved to be issued and 248,770 shares were available to be issued.
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

The following table presents a summary of nonvested restricted shares activity for 2021.

	Shares	Weighted Average Grant Date Fair Value

Nonvested shares, beginning of year	245,576	$21.45
Granted	137,347	19.53
Forfeited	(29,638)	19.68
Vested	(78,588)	23.52
Nonvested shares, end of year	274,697	$20.05
The following table presents restricted shares compensation expense, with tax benefit information, and fair value of shares vested at December 31, 2021, 2020 and 2019.

	2021	2020	2019

Restricted share award expense	$1,901	$1,710	$1,578
Restricted share award federal tax benefit	334	359	451
Fair value of shares vested	1,539	1,384	2,744
At December 31, 2021, 2020 and 2019, unrecognized compensation expense related to the share awards totaled $2.3 million, $2.0 million, and $2.2 million, respectively. The unrecognized compensation expense at December 31, 2021 is expected to be recognized over a weighted-average period of 1.8 years.
There were no outstanding and exercisable stock options at December 31, 2021 and 2020.
The Company maintains an employee stock purchase plan to provide employees of the Company an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed 10% of their annual salary at the lower of 95% of the fair market value of the shares on the semi-annual offering date, or related purchase date. The Company reserved 350,000 shares of its common stock to be issued under the employee stock purchase plan. At December 31, 2021, 151,480 shares were available to be issued.
The following table presents information for the employee stock purchase plan for years ended December 31, 2021, 2020 and 2019.

	2021	2020	2019

Shares purchased	8,755	7,831	5,399
Weighted average price of shares purchased	$15.58	$14.85	$20.69
Compensation expense recognized	$48	$6	$8
The Company issues new shares or treasury shares, depending on market conditions, in its share-based compensation plans.

NOTE 11. DEPOSITS
The following table summarizes deposits by type at December 31, 2021 and 2020.

	2021	2020
Noninterest-bearing demand deposits	$553,238	$456,778
Interest-bearing demand deposits	903,155	883,685
Savings	706,451	620,199
Time ($250,000 or less)	258,064	334,280
Time (over $250,000)	44,021	61,938
Total	$2,464,929	$2,356,880

The following table summarizes scheduled future maturities of time deposits as of December 31, 2021.

2022	$237,818
2023	41,362
2024	12,032
2025	4,691
2026	3,989
Thereafter	2,193
$302,085

Brokered time deposits totaled zero at December 31, 2021 and 2020, respectively. Management evaluates brokered deposits as a funding option, taking into consideration regulatory views on such deposits as non-core funding sources.

NOTE 12. RELATED PARTY TRANSACTIONS
Directors and executive officers of the Company, including their immediate families and companies in which they have a direct or indirect material interest, are considered to be related parties. In the ordinary course of business, the Company engages in various related party transactions, including extending credit, taking deposits and bank service transactions. The Company relies on the directors and executive officers for the identification of their associates.
Federal banking regulations require that any extensions of credit to insiders and their related interests not be offered on terms more favorable than would be offered to non-related borrowers of similar creditworthiness. The following table presents the aggregate activity in loans to related parties during 2021.

Balance, beginning of year	$5,049
New loans	1,194
Repayments	(1,654)
Director and officer relationship changes	(3,685)
Balance, end of year	$904
None of these loans are past due, on nonaccrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2021 or 2020.
At December 31, 2021 and 2020, the Company had approximately $4.7 million and $7.7 million, respectively, in deposits from related parties, including directors and certain executive officers.

NOTE 13. SHORT-TERM BORROWINGS
The Company has short-term borrowing capability from the FHLB, federal funds purchased and the FRB discount window. The following table summarizes these short-term borrowings at and for the years ended December 31, 2021, 2020 and 2019. At December 31, 2021, short-term borrowings were zero due to repayments and maturities of overnight borrowings.

	2021	2020	2019
Balance at year-end	$—	$55,729	$146,600
Weighted average interest rate at year-end	—%	0.41%	1.87%
Average balance during the year	$38,546	$138,310	$23,171
Average interest rate during the year	0.33%	0.67%	2.20%
Maximum month-end balance during the year	$55,729	$178,729	$146,600
The Company also enters into borrowing arrangements with certain of its deposit clients by agreements to repurchase ("repurchase agreements") under which the Company pledges investment securities owned and under its control as collateral against the borrowing arrangement, which generally matures within one day from the transaction date. The Company is required to hold U.S. Treasury, U.S. Agency or U.S. GSE securities as underlying securities for repurchase agreements. The following table provides additional details for repurchase agreements at and for the years ended December 31, 2021, 2020 and 2019.

	2021	2020	2019
Balance at year-end	$23,301	$19,466	$8,269
Weighted average interest rate at year-end	0.11%	0.23%	1.31%
Average balance during the year	$22,888	$18,064	$8,830
Average interest rate during the year	0.14%	0.47%	1.28%
Maximum month-end balance during the year	$27,595	$24,403	$12,774
Fair value of securities underlying the agreements at year-end	32,662	29,477	13,062

NOTE 14. LONG-TERM DEBT
The following table presents components of the Company’s long-term debt at December 31, 2021, and 2020.

	Amount		Weighted Average rate
	2021	2020	2021	2020
Total FHLB amortizing advance requiring monthly principal and interest payments, maturing:
2025	$1,896	$2,316	4.74%	4.74%

There were no new long term borrowings in 2021, and during the year ended December 31, 2020, $20,000,000 of borrowings was prepaid and $40,350,000 of borrowings matured.
The following table summarizes the future annual principal payments required on these borrowings at December 31, 2021.

2022	$441
2023	462
2024	485
2025	508
2026	—
Thereafter	—
$1,896
The Bank is a member of the FHLB of Pittsburgh and has access to the FHLB program of overnight and term advances. Under terms of a blanket collateral agreement for advances, lines and letters of credit from the FHLB, collateral for all outstanding advances, lines and letters of credit consisted of 1-4 family mortgage loans and other real estate secured loans totaling $873.1 million at December 31, 2021. The Bank had additional availability of $814.1 million at the FHLB on December 31, 2021 based on its qualifying collateral, net of short-term borrowings and long-term debt detailed above, deposit letters of credit totaling $56.0 million and non-deposit letters of credit totaling $1.1 million at December 31, 2021.
At December 31, 2021 and 2020, the Company had availability under FHLB lines totaling $150.0 million and $94.3 million, respectively.
The Bank has available unsecured lines of credit, with interest based on the daily Federal Funds rate, with two correspondent banks totaling $30.0 million, at December 31, 2021. There were no borrowings under these lines of credit at December 31, 2021 and 2020.

NOTE 15. SUBORDINATED NOTES
The Company has unsecured subordinated notes payable, which mature on December 30, 2028. At December 31, 2021 and 2020, subordinated notes payable outstanding totaled $32.0 million and $31.9 million, respectively, which qualified for Tier 2 capital. The notes are recorded on the consolidated balance sheets net of remaining debt issuance costs totaling $537 thousand and $597 thousand at December 31, 2021 and 2020, respectively, which are amortized over a 10-year period on an effective yield basis. The subordinated notes have a fixed interest rate of 6.0% through December 30, 2023, which then converts to a variable rate, equivalent to three-month LIBOR, or any replacement reference rate, period plus 3.16% through maturity. The Company may, at its option, redeem the notes, in whole or in part, on any interest payment date on or after December 30, 2023, and at any time upon the occurrence of certain events. As of December 31, 2021, the Company was in compliance with the covenants contained in the subordinated notes payable agreement.

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
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company, however, discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period due to circumstances, such as the impact of the COVID-19 pandemic. Upon discontinuance, the associated gains and losses deferred in accumulated other comprehensive income (loss) are reclassified immediately into earnings and subsequent changes in the fair value of the cash flow hedge are recognized in earnings. For the year ended December 31, 2021, the Company terminated its interest rate derivative of $50.0 million that was designated as a cash flow hedge of interest-rate risk associated with overnight borrowings due to the unprecedented nature and impact of the COVID-19 pandemic, and reclassified $398.0 thousand of the realized losses from AOCI to current earnings because the hedged forecasted transaction was determined to be no longer probable of occurring. At December 31, 2021, the Company had zero interest rate derivatives designated as a hedging instrument. The Company had one interest rate derivative designated as a hedging instrument with an aggregate notional amount of $50.0 million at December 31, 2020. Such derivatives were used to hedge the variable cash flows associated with the Company's borrowings.
The Company enters into interest rate swaps that allow its commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges and are marked through earnings. At December 31, 2021, the Company had 12 customer and 12 corresponding third-party broker interest rate derivatives not designated as a hedging instrument with an aggregate notional amount of $75.8 million. The Company had $61.3 million such derivative instruments at December 31,

2020. At December 31, 2021 and 2020, the Company provided cash collateral of $260 thousand and $1.7 million with a counterparty for these derivatives, respectively. At December 31, 2021 and 2020, the Company received cash collateral of $490 thousand and zero from a counterparty for these derivatives, respectively.
The Company entered into a risk participation agreement with a financial institution counterparty (the “Agent Bank”) for an interest rate derivative contract related to a loan in which the Company is a participant. The risk participation agreement provides credit protection to the Agent Bank should the borrower fail to perform on its interest rate derivative contracts with the Agent Bank. The Company received an upfront fee of $53 thousand upon entry into the risk participation agreement for the year ended December 31, 2021. The Company manages its credit risk on the risk participation agreement by monitoring the creditworthiness of the borrower, which is based on the same credit review process as though the Company had entered into the derivative instruments directly with the borrower. The notional amount of such risk participation agreement reflects the Company’s pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of December 31, 2021 and 2020, the total notional amount of the risk participation agreement was $15.9 million and zero, respectively.
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
The following table summarizes the notional values and fair value of the Company's derivative instruments at December 31, 2021 and December 31, 2020:

	December 31, 2021			December 31, 2020
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - balance sheet hedge	$—		$—	$50,000	Other liabilities	$(1,230)
Total derivatives designated as hedging instruments			$—			$(1,230)

Derivatives not designated as hedging instruments:
Interest rate swap - commercial borrower	$37,915	Other assets	$764	$30,673	Other assets	$690
Interest rate swap - counterparty	37,915	Other liabilities	(758)	30,673	Other liabilities	(726)
Risk participation	15,855	Other liabilities	(2)	—		—
Interest rate lock commitments with customers	16,604	Other assets	353	22,560	Other assets	673
Forward sale commitment	8,665	Other assets	52	10,400	Other liabilities	(61)
Total derivatives not designated as hedging instruments			$409			$576
The following tables summarize the effect of the Company's derivative financial instruments on OCI and net income at December 31, 2021 and 2020:

	Amount of Gain (Loss) Recognized in OCI on Derivative
	2021	2020
Derivatives in cash flow hedging relationships:
Interest rate products	$473	$(1,347)
Total	$473	$(1,347)

	Amount of Loss Reclassified from AOCI into Income		Location of Loss Recognized from AOCI into Income
	2021	2020
Derivatives in cash flow hedging relationships:
Interest rate products	$(757)	$(117)	Interest expense / Other operating expenses(1)
Total	$(757)	$(117)
(1) Includes $514 thousand recorded to other operating expenses due to the loss from the termination of an interest rate swap designated as a cash flow hedge for the year ended December 31, 2021.

	Amount of (Loss) Gain Recognized in Income		Location of Gain (Loss) Recognized in Income
	2021	2020
Derivatives not designated as hedging instruments:
Interest rate products	$41	$(56)	Other operating expenses
Risk participation agreement	(2)	—	Other operating expenses
Interest rate lock commitments with customers	(320)	570	Mortgage banking activities
Forward sale commitment	113	(203)	Mortgage banking activities
Total	$(168)	$311

The following table is a summary of interest rate swap components at December 31, 2021 and 2020. During the year ended December 31, 2021, the Company terminated its remaining interest rate derivative of $50.0 million.

December 31, 2020
Weighted average pay rate	0.77%
Weighted average receive rate	0.09%
Weighted average maturity in years	4.2

NOTE 17. SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel Committee on Banking Supervision's capital guidelines for U.S. Banks ("Basel III rules"), an entity must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The Company and the Bank have elected not to include net unrealized gain or loss included in accumulated other comprehensive income in computing regulatory capital.
The consolidated asset limit on small bank holding companies is $3.0 billion, and a company with assets under that limit is not subject to the FRB consolidated capital rules, but may file reports that include capital amounts and ratios. The Company has elected to file those reports.
Management believes, at December 31, 2021 and 2020, that the Parent Company and the Bank met all capital adequacy requirements to which they are subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's classification.

The following table presents capital amounts and ratios at December 31, 2021 and 2020.

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total risk-based capital:
Orrstown Financial Services, Inc.	$297,823	15.0%	$208,617	10.5%	n/a	n/a
Orrstown Bank	278,780	14.0%	208,550	10.5%	$198,619	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	243,075	12.2%	168,880	8.5%	n/a	n/a
Orrstown Bank	255,995	12.9%	168,826	8.5%	158,895	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	243,075	12.2%	139,078	7.0%	n/a	n/a
Orrstown Bank	255,995	12.9%	139,033	7.0%	129,102	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	243,075	8.5%	114,384	4.0%	n/a	n/a
Orrstown Bank	255,995	8.9%	114,470	4.0%	143,087	5.0%
December 31, 2020
Total risk-based capital:
Orrstown Financial Services, Inc.	$271,184	15.6%	$183,099	10.5%	n/a	n/a
Orrstown Bank	256,376	14.7%	183,012	10.5%	$174,297	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	217,582	12.5%	148,223	8.5%	n/a	n/a
Orrstown Bank	234,677	13.5%	148,152	8.5%	139,437	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	217,582	12.5%	122,066	7.0%	n/a	n/a
Orrstown Bank	234,677	13.5%	122,008	7.0%	113,293	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	217,582	8.1%	108,063	4.0%	n/a	n/a
Orrstown Bank	234,677	8.7%	108,148	4.0%	135,185	5.0%
The Company maintains a stockholder dividend reinvestment and stock purchase plan. Under the plan, shareholders may purchase additional shares of the Company’s common stock at the prevailing market prices with reinvestment dividends and voluntary cash payments. The Company reserved 1,045,000 shares of its common stock to be issued under the dividend reinvestment and stock purchase plan. At December 31, 2021, approximately 665,000 shares were available to be issued under the plan.
In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. On April 19, 2021, the Board of Directors authorized the additional future repurchase of up to 562,000 shares of its outstanding common stock. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. At December 31, 2021, 234,170 shares had been repurchased under the program at a total cost of $4.5 million, or $19.08 per share.
On January 19, 2022, the Board declared a cash dividend of $0.19 per common share, which was paid on February 8, 2022 to shareholders of record on February 1, 2022.
Banking regulations limit the ability of the Bank to pay dividends or make loans or advances to the Parent Company. Dividends that may be paid in any calendar year are limited to the current year's net profits, combined with the retained net profits of the preceding two years. At December 31, 2021, dividends from the Bank available to be paid to the Parent Company, without prior approval of the Bank's regulatory agency, totaled $56.3 million, subject to the Bank meeting or exceeding regulatory capital requirements. The Parent Company's principal source of funds for dividend payments to shareholders is dividends received from the Bank.
At December 31, 2021, there were no loans from the Bank to any nonbank affiliate, including the Parent Company. The Bank's loans to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20%, of the Bank’s capital stock, surplus, and undivided profits, plus the ALL (as defined by regulation). Loans from the Bank to nonbank affiliates, including the Parent Company, are also required to be collateralized according to regulatory guidelines. At December 31, 2021, the maximum amount the Bank had available to loan to a nonbank affiliate was $27.9 million.

NOTE 18. EARNINGS PER SHARE
The following table presents earnings per share for the years ended December 31, 2021, 2020 and 2019.

	2021	2020	2019

Net income	$32,881	$26,463	$16,924
Weighted average shares outstanding - basic	10,967	10,942	10,362
Dilutive effect of share-based compensation	139	92	152
Weighted average shares outstanding - diluted	11,106	11,034	10,514
Per share information:
Basic earnings per share	$3.00	$2.42	$1.63
Diluted earnings per share	2.96	2.40	1.61

Average outstanding stock options of approximately 0, 16,109 and 22,223, respectively, for the years ended December 31, 2021, 2020 and 2019 were not included in the computation of earnings per share because the effect was antidilutive, as the exercise price exceeded the average market price. The dilutive effect of share-based compensation in each year above relates principally to restricted stock awards.

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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The following table presents these contractual, or notional, amounts at December 31, 2021, and 2020.

	2021	2020
Commitments to fund:
Home equity lines of credit	$261,580	$223,216
1-4 family residential construction loans	40,348	28,928
Commercial real estate, construction and land development loans	124,488	60,606
Commercial, industrial and other loans	378,996	268,931
Standby letters of credit	19,724	14,491
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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. The Company holds collateral supporting those commitments when deemed necessary by management. The liability, at December 31, 2021 and 2020, for guarantees under standby letters of credit issued was not considered to be material.
The Company maintains a reserve, based on historical loss experience of the related loan class, for off-balance sheet credit exposures that currently are not funded, in other liabilities on the condensed consolidated balance sheets. This reserve totaled $1.6 million and $1.5 million at December 31, 2021 and 2020, respectively. The net amount expensed for this off-balance sheet credit exposures reserve was $57 thousand, $511 thousand and $39 thousand for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company may sell loans to the FHLB of Chicago as part of its MPF Program. Under the terms of the MPF Program, there is limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to a minimum “BBB,” as determined by the FHLB of Chicago. Outstanding loans sold under the MPF Program totaled $13.5 million and $18.9 million at December 31, 2021 and 2020, respectively, with limited recourse back to the Company on these loans of $714 thousand and $777 thousand at December 31, 2021 and 2020, respectively. Many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Company’s overall exposure. The net amount expensed or recovered for the Company's estimate of losses under its recourse exposure for loans foreclosed, or in the process of foreclosure, is recorded in other operating expenses on the consolidated statements of income. These amounts were not material for the years ended December 31, 2021, 2020 and 2019.

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
The Company used the following methods and significant assumptions to estimate fair value for financial instruments measured on a recurring basis:
Where quoted prices are available in an active market, investment securities are classified within Level 1 of the valuation hierarchy. Level 1 investment securities include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, investment securities are classified within Level 2 and fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flow. Level 2 investment securities include U.S. agency securities, mortgage-backed securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy. All of the Company’s investment securities are classified as available for sale.
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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2021 or 2020.

	Level 1	Level 2	Level 3	Total Fair Value Measurements
December 31, 2021
Financial Assets
Investment securities:
U.S. Treasury securities	$19,702	$—	$—	$19,702
States and political subdivisions	—	183,171	10,199	193,370
GSE residential MBSs	—	40,726	—	40,726
GSE residential CMOs	—	65,922	—	65,922
Non-agency CMOs	—	16,750	12,948	29,698
Asset-backed	—	122,621	—	122,621
Other	399	—	—	399
Loans held for sale	—	8,868	—	8,868
Derivatives	—	764	353	1,117
Totals	$20,101	$438,822	$23,500	$482,423
Financial Liabilities
Derivatives	$—	$760	$—	$760

December 31, 2020
Financial Assets
Investment securities:
States and political subdivisions	$—	$103,591	$9,079	$112,670
GSE residential MBSs	—	4,293	—	4,293
GSE residential CMOs	—	58,011	—	58,011
Non-agency CMOs	—	—	16,918	16,918
Private label commercial CMOs	—	56,730	5,506	62,236
Asset-backed	—	211,966	—	211,966
Other	371	—	—	371
Loans held for sale	—	11,734	—	11,734
Derivatives	—	690	673	1,363
Totals	$371	$447,015	$32,176	$479,562
Financial Liabilities
Derivatives	$—	$1,956	$—	$1,956

The Company had municipal bonds and CMOs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2021 and 2020. The Level 3 valuation is based on a non-executable broker quote, which is considered a significant unobservable input. Such quotes are updated as available and may remain constant for a period of time for certain broker-quoted securities that do not move with the market or that are not interest rate sensitive as a result of their structure or overall attributes.
The Company’s residential mortgage loans held-for-sale were recorded at fair value utilizing Level 2 measurements. This fair value measurement is determined based upon third party quotes obtained on similar loans. The adoption of this accounting election resulted in an increase of $226 thousand in gain on sale of loans in the consolidated statements of income for the year ended December 31, 2019. For loans held-for-sale for which the fair value option has been elected, the aggregate fair value exceeded the aggregate principal balance by $150 thousand and $436 thousand as of December 31, 2021 and 2020, respectively.
The determination of the fair value of interest rate lock commitments on residential mortgages is based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The average pull through percentage, which is based upon historical experience, was 89% as of December 31, 2021. An increase or decrease of 5% in the pull through assumption would result in a positive or negative change of $19 thousand in the fair value of interest rate lock commitments at December 31, 2021.
The following provides details of the Level 3 fair value measurement activity for the years ended December 31, 2021 or 2020.

Investment securities:
	2021	2020
Balance, beginning of year	$31,503	$24,279
Unrealized gain (loss) included in OCI	31	(668)
Net discount accretion	—	571
Principal payments	(4,842)	(10,571)
Sold	(3,545)	—
Transfers into Level 3	—	17,892
Balance, end of year	$23,147	$31,503
The transfers into Level 3 for 2020 noted above relate to two CMO investment securities and one municipal bond for which trading was substantially limited during that year due to the COVID-19 pandemic. As such, older trades or trades of similar securities were utilized to approximate fair value. There were no transfers into or out of Level 3 at December 31, 2021.

Interest rate lock commitments on residential mortgages:
	2021	2020
Balance, beginning of year	$673	$103
Total (loss) gain included in earnings	(320)	570
Balance, end of year	$353	$673

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
Changes in the fair value of impaired loans for those still held at December 31 considered in the determination of the provision for loan losses totaled $(247) thousand, $244 thousand and $77 thousand for the years ended December 31, 2021, 2020 and 2019, respectively.

Foreclosed Real Estate
OREO property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, OREO is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. The Company had no OREO balances at December 31, 2021 and 2020.
Mortgage Servicing Rights
The MSR fair value is estimated to be equal to its carrying value, unless the quarterly valuation model calculates the present value of the estimated net servicing income is less than its carrying value, in which case an impairment charge is taken. At December 31, 2021 and 2020, an impairment reserve of $79 thousand and $1.1 million, respectively, existed on the mortgage servicing right portfolio. For the years ended December 31, 2021 and 2020, an impairment valuation allowance reversal of $987 thousand and an impairment charge of $997 thousand were included, respectively, in mortgage banking activities on the consolidated statement of income. The impairment charges in 2020 resulted from rapidly declining market rates caused by the COVID-19 pandemic. The reversal for the year-ended December 31, 2021 was due to a subsequent increase in market rates.
The following table summarizes assets measured at fair value on a nonrecurring basis at December 31, 2021 and 2020.

	Level 1	Level 2	Level 3	Total Fair Value Measurements
December 31, 2021
Impaired loans
Commercial real estate:
Owner-occupied	$—	$—	$751	$751
Non-owner occupied residential	—	—	24	24
Residential mortgage:
First lien	—	—	545	545
Home equity - lines of credit	—	—	72	72
Total impaired loans	$—	$—	$1,392	$1,392

Mortgage servicing rights	$—	$—	$322	$322

December 31, 2020
Impaired loans
Commercial real estate:
Owner-occupied	$—	$—	$846	$846
Non-owner occupied residential	—	—	36	36
Commercial and industrial	—	—	12	12
Residential mortgage:
First lien	—	—	638	638
Home equity - lines of credit	—	—	89	89
Total impaired loans	$—	$—	$1,621	$1,621

Mortgage servicing rights	$—	$—	$2,732	$2,732

 The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
December 31, 2021
Impaired loans	$1,392	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 25% discount
			- Management adjustments for liquidation expenses	6.08% - 17.93% discount
Mortgage servicing rights	322	Discounted cash flows	Weighted average CPR	12.60%
			Discount rate	9.03%
December 31, 2020
Impaired loans	$1,621	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	5% - 25% discount
			- Management adjustments for liquidation expenses	6.02% - 19.32% discount
Mortgage servicing rights	2,732	Discounted cash flows	Weighted average CPR	18.02%
			Discount rate	9.56%

Fair values of financial instruments
GAAP requires disclosure of the fair value of financial assets and liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents the carrying amounts and estimated fair values of financial assets and liabilities at December 31, 2021, and 2020.

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Financial Assets
Cash and due from banks	$21,217	$21,217	$21,217	$—	$—
Interest-bearing deposits with banks	187,493	187,493	187,493	—	—
Restricted investments in bank stock	7,252	n/a	n/a	n/a	n/a
Investment securities	472,438	472,438	20,101	429,190	23,147
Loans held for sale	8,868	8,868	—	8,868	—
Loans, net of allowance for loan losses	1,958,806	1,946,365	—	—	1,946,365
Derivatives	1,117	1,117	—	764	353
Accrued interest receivable	8,234	8,235	—	2,203	6,032
Financial Liabilities
Deposits	2,464,929	2,466,191	—	2,466,191	—
Securities sold under agreements to repurchase	23,301	23,301	—	23,301	—
FHLB advances and other	1,896	2,035	—	2,035	—
Subordinated notes	31,963	31,815	—	31,815	—
Derivatives	760	760	—	760	—
Accrued interest payable	154	154	—	154	—
Off-balance sheet instruments	—	—	—	—	—
December 31, 2020
Financial Assets
Cash and due from banks	$26,203	$26,203	$26,203	$—	$—
Interest-bearing deposits with banks	99,055	99,055	99,055	—	—
Restricted investments in bank stock	10,563	n/a	n/a	n/a	n/a
Investment securities	466,465	466,465	371	434,591	31,503
Loans held for sale	11,734	11,734	—	11,734	—
Loans, net of allowance for loan losses	1,959,539	1,953,860	—	—	1,953,860
Derivatives	1,363	1,363	—	690	673
Accrued interest receivable	8,927	8,927	—	1,529	7,398
Financial Liabilities
Deposits	2,356,880	2,359,317	—	2,359,317	—
Securities sold under agreements to repurchase	19,466	19,466	—	19,466	—
FHLB advances and other	58,045	58,298	—	58,298	—
Subordinated notes	31,903	31,712	—	31,712	—
Derivatives	1,956	1,956	—	1,956	—
Accrued interest payable	238	238	—	238	—
Off-balance sheet instruments	—	—	—	—	—

In accordance with the Company's adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the methods utilized to measure the fair value of financial instruments at December 31, 2021 and 2020 represents an approximation of exit price; however, an actual exit price may differ.

NOTE 21. REVENUE FROM CONTRACTS WITH CLIENTS
On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and all subsequent amendments (collectively “ASC 606”). The update implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The majority of the Company's revenue comes from interest income, including loans and securities, that are outside the scope of ASC 606. The Company's services that fall within the scope of ASC 606 are presented within noninterest income on the consolidated statements of income and are recognized as revenue as the Company satisfies its obligation to the client. Services within the scope of ASC 606 include service charges on deposit accounts, income from trust and investment management and brokerage activities and interchange fees from service charges on ATM and debit card transactions. ASC 606 did not result in a change to the accounting for any in-scope revenue streams; as such, no cumulative effect adjustment was recorded.
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
Swap Referral Fee Income - During 2019 and through May 2020, the Company earned fees from a third-party service provider for loan hedging referrals provided to lending clients. The Company acted as an agent in arranging the relationship between our client and the third-party service provider. The Company was paid and recognized income upon completion of the loan hedge between our client and the third-party service provider.
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
At December 31, 2021, 2020 and 2019, the Company had receivables from trust and wealth management clients totaling $702 thousand, $661 thousand and $719 thousand, respectively.

The following table presents the Company's noninterest income disaggregated by revenue source for the years ended December 31, 2021, 2020 and 2019.

	2021	2020	2019
Noninterest income
Service charges on deposit accounts and ATM fees	$3,337	$3,113	$3,793
Swap referral fee income	—	208	1,197
Trust and investment management income	7,896	6,912	7,255
Brokerage income	3,571	2,821	2,426
Interchange income	4,129	3,423	3,281
Revenue from contracts with clients	18,933	16,477	17,952

Other service charges	381	444	416
Mortgage banking activities	5,909	5,274	3,047
Gain on sale of commercial loans	—	2,803	—
Income from life insurance	2,273	2,261	2,044
Swap dealer fee income	293	639	—
Other income	725	427	331
Investment securities gains	638	(16)	4,749
Total noninterest income	$29,152	$28,309	$28,539

NOTE 22. ORRSTOWN FINANCIAL SERVICES, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION
Condensed Balance Sheets

	December 31,
	2021	2020
Assets
Cash in Orrstown Bank	$18,545	$13,961
Investment in Orrstown Bank	284,577	263,346
Other assets	553	941
Total assets	$303,675	$278,248
Liabilities
Subordinated notes	$31,963	$31,903
Accrued interest and other liabilities	56	96
Total liabilities	32,019	31,999
Shareholders’ Equity
Common stock	586	586
Additional paid-in capital	189,689	189,066
Retained earnings	78,700	54,099
Accumulated other comprehensive income	4,449	3,346
Treasury stock	(1,768)	(848)
Total shareholders’ equity	271,656	246,249
Total liabilities and shareholders’ equity	$303,675	$278,248

Condensed Statements of Income

	For the Years Ended December 31,
	2021	2020	2019
Income
Dividends from bank subsidiary	$16,000	$14,000	$2,000
Interest income from bank subsidiary	25	76	257
Other income	119	62	55
Total income	16,144	14,138	2,312
Expenses
Interest on subordinated notes	2,009	2,006	1,987
Share-based compensation	433	463	236
Management fee to bank subsidiary	1,089	1,254	1,350
Merger related expenses	—	—	1,574
Other expenses	704	1,324	802
Total expenses	4,235	5,047	5,949
Income (loss) before income tax benefit and equity in undistributed income of subsidiaries	11,909	9,091	(3,637)
Income tax benefit	(863)	(1,022)	(1,182)
Income (loss) before equity in undistributed income of subsidiaries	12,772	10,113	(2,455)
Equity in undistributed income of subsidiaries	20,109	16,350	19,379
Net income	$32,881	$26,463	$16,924

Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$32,881	$26,463	$16,924
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Amortization	59	56	47
Deferred income taxes	(4)	(39)	16
Equity in undistributed income of subsidiaries	(20,109)	(16,350)	(19,379)
Share-based compensation	433	463	236
Net change in other liabilities	(40)	(141)	(423)
Net change in other assets	375	(221)	311
Net cash provided by (used in) operating activities	13,595	10,231	(2,268)
Cash flows from investing activities:
Capital contributed to subsidiaries	—	—	(100)
Net cash paid for acquisitions	—	(85)	(8,142)
Net cash used in investing activities	—	(85)	(8,242)
Cash flows from financing activities:
Dividends paid	(8,280)	(7,610)	(6,150)
Proceeds from issuance of common stock	1,516	1,628	1,463
Payments to repurchase common stock	(2,383)	(1,887)	(1,772)
Other, net	136	116	(59)
Net cash used in financing activities	(9,011)	(7,753)	(6,518)
Net increase (decrease) in cash	4,584	2,393	(17,028)
Cash, beginning	13,961	11,568	28,596
Cash, ending	$18,545	$13,961	$11,568

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

The Company believes that SEPTA’s allegations and claims against the defendants are without merit, and the Company intends to defend itself vigorously against those claims. It is not possible at this time to reasonably estimate possible losses, or even a range of reasonably possible losses, in connection with the litigation.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A – CONTROLS AND PROCEDURES
Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at December 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2021. There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fourth quarter of 2021.
Management's Report on Internal Controls Over Financial Reporting is included in Part II, Item 8, "Financial Statements and Supplementary Data." The effectiveness of the Company's internal control over financial reporting at December 31, 2021 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in the Report of Independent Registered Public Accounting Firm appearing in Part II, Item 8, "Financial Statements and Supplementary Data."

ITEM 9B – OTHER INFORMATION
None.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

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
All other information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement for the 2022 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Delinquent Section 16(a) Reports and Proposal 1 – Election of Directors – Biographical Summaries of Nominees and Directors; Information About Executive Officers; Involvement in Certain Legal Proceedings; and Proposal 1 – Election of Directors – Nomination of Directors, and Board Structure, Committees and Meeting Attendance.

ITEM 11 – EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2022 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Proposal 1 – Election of Directors – Compensation of Directors, Compensation Discussion and Analysis, Compensation Committee Report, Executive Compensation Tables, Potential Payments Upon Termination or Change in Control and Compensation Committee Interlocks and Insider Participation.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents equity compensation plan information at December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders	—	n/a	248,770
Total	—	n/a	248,770

All other information required by Item 12 is incorporated, by reference, from the Company’s definitive proxy statement for the 2022 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Share Ownership of Certain Beneficial Owners and Management.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2022 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Proposal 1 – Election of Directors – Director Independence, and Transactions with Related Persons, Promoters and Certain Control Persons.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2022 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Proposal 3 – Ratification of the Audit Committee’s Selection of Crowe LLP as the Company’s Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2021 – Relationship with Independent Registered Public Accounting Firm.

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

2.10
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

4.3	Form of Global Note for subordinated notes, incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed December 20, 2018.

4.4	Form of Registration Rights Agreement for subordinated notes, incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed December 20, 2018.

4.5	Description of Registrant's Securities

10.1
Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Thomas R. Quinn, Jr. incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed September 27, 2019.

10.2	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Robert G. Coradi, incorporated by reference to Exhibit 10.8 to the Registrant's Form 8-K filed June 2, 2015.

10.3	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Adam L. Metz, incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed March 14, 2017.

10.4	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Christopher D. Holt dated July 15, 2019.

10.5	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Neelesh Kalani incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed May 4, 2021.

10.6	Salary Continuation Agreement between Orrstown Bank and Thomas R. Quinn, Jr. – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed January 8, 2010.

10.7	Salary Continuation Agreement between Orrstown Bank and Thomas R. Quinn, Jr. – incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed September 27, 2019.

10.8	Salary Continuation Agreement between Orrstown Bank and Robert Coradi dated March 26, 2018 – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed November 5, 2020.

10.9	Officer group term replacement plan for selected officers – incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 1999 filed March 28, 2000.

10.10	Director Retirement Agreement, as amended, between Orrstown Bank and Andrea Pugh, incorporated by reference to Exhibit 10.4(c) to the Registrant’s Form 10-K filed March 15, 2010.

10.11	Director Retirement Agreement, as amended, between Orrstown Bank and Glenn W. Snoke, incorporated by reference to Exhibit 10.4(f) to the Registrant’s Form 10-K filed March 15, 2010.

10.12	Director Retirement Agreement, as amended, between Orrstown Bank and Joel R. Zullinger, incorporated by reference to Exhibit 10.4(h) to the Registrant’s Form 10-K filed March 15, 2010.

10.13	Revenue neutral retirement plan – incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K filed March 28, 2000.

10.14	2011 Orrstown Financial Services, Inc. Stock Incentive Plan – incorporated by reference to Exhibit 10.1 of the Registrant’s registration statement on Form S-8 filed May 24, 2018.

10.15	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Thomas R. Quinn, Jr. incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed June 8, 2015.

10.16	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Robert G. Coradi, incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K filed June 2, 2015.

10.17	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Adam L. Metz, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed March 14, 2017.

10.18	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Christopher D. Holt dated July 15, 2019

10.19	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Neelesh Kalani incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed May 4, 2021.

10.20	Brick Plan – Deferred Income Agreement between Orrstown Bank and Joel R. Zullinger, incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed March 15, 2010.

10.21	Director/Executive Officer Deferred Compensation Plan, incorporated by reference to Exhibit 10.13(a) to the Registrant’s Form 10-K filed March 15, 2010.

10.22	Trust Agreement for Director/Executive Officer Deferred Compensation Plan, incorporated by reference to Exhibit 10.13(b) to the Registrant’s Form 10-K filed March 15, 2010.

10.23	Deferred Compensation Agreement between Orrstown Bank and Thomas R. Quinn, Jr., incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed September 27, 2019.

10.24	Deferred Compensation Agreement between Orrstown Bank and Christopher D. Holt, dated September 16, 2020.

10.25	Form of Subordinated Note Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Registrant's Report of Form 8-K filed on December 20, 2018.

10.26	Form of Restricted Stock Grant Agreement - Employees

10.27	Form of Restricted Stock Grant Agreement - Nonemployee Directors

14	Code of Ethics Policy for Senior Financial Officers posted on Registrant’s website.

21	Subsidiaries of the registrant

23.1	Consent of Crowe LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a – 14(a)/15d-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a – 14(a)/15d-14(a) Certifications (Chief Financial Officer)

32.1	Section 1350 Certifications (Chief Executive Officer)

32.2	Section 1350 Certifications (Chief Financial Officer)

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

ORRSTOWN FINANCIAL SERVICES, INC. (Registrant)

Dated: March 11, 2022	By:	/s/ Thomas R. Quinn, Jr.
Thomas R. Quinn, Jr., President and Chief Executive Officer
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas R. Quinn, Jr.	President and Chief Executive Officer (Principal Executive Officer) and Director	March 11, 2022
Thomas R. Quinn, Jr.
/s/ Neelesh Kalani	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2022
Neelesh Kalani

/s/ Sean P. Mulcahy	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 11, 2022
Sean P. Mulcahy

/s/ Joel R. Zullinger	Chairman of the Board and Director	March 11, 2022
Joel R. Zullinger

/s/ Cindy J. Joiner	Director	March 11, 2022
Cindy J. Joiner

/s/ Mark K. Keller	Director	March 11, 2022
Mark K. Keller

/s/ Thomas D. Longenecker	Director	March 11, 2022
Thomas D. Longenecker

/s/ Andrea Pugh	Director	March 11, 2022
Andrea Pugh

/s/ Michael J. Rice	Director	March 11, 2022
Michael J. Rice

/s/ Eric A. Segal	Director	March 11, 2022
Eric A. Segal

/s/ Glenn W. Snoke	Director	March 11, 2022
Glenn W. Snoke

/s/ Floyd E. Stoner	Director	March 11, 2022
Floyd E. Stoner