Form 10-Q
period 2022-03-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2022-05-05
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s Common Stock as of May 2, 2022: 11,054,814.

ORRSTOWN FINANCIAL SERVICES, INC.

Glossary of Defined Terms
The following terms may be used throughout this Report, including the unaudited condensed consolidated financial statements and related notes.

Term	Definition

ALL	Allowance for loan losses
AFS	Available for sale
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Orrstown Bank, the commercial banking subsidiary of Orrstown Financial Services, Inc.
CDI	Core deposit intangible
CMO	Collateralized mortgage obligation
ERM	Enterprise risk management
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross Domestic Deposit
GSE	U.S. government-sponsored enterprise
IRC	Internal Revenue Code of 1986, as amended
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
MBS	Mortgage-backed securities
MSR	Mortgage servicing right
NIM	Net interest margin
OCI	Other comprehensive income
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
2011 Plan	2011 Orrstown Financial Services, Inc. Incentive Stock Plan
PCI loans	Purchased credit impaired loans
PACE	Property Assessed Clean Energy loans
PPP	Paycheck Protection Program
Repurchase Agreements	Securities sold under agreements to repurchase
ReRemic	Re-securitization of Real Estate Mortgage Investment Conduits
ROU	Right of use (leases)
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
TDR	Troubled debt restructuring
Unless the context otherwise requires, the terms “Orrstown,” “we,” “us,” “our,” and “Company” refer to Orrstown Financial Services, Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

(Dollars in thousands, except per share amounts)	March 31, 2022	December 31, 2021
Assets
Cash and due from banks	$26,446	$21,217
Interest-bearing deposits with banks	187,792	187,493
Cash and cash equivalents	214,238	208,710
Restricted investments in bank stocks	6,791	7,252
Securities available for sale (amortized cost of $548,305 and $466,806 at March 31, 2022 and December 31, 2021, respectively)	529,730	472,438
Loans held for sale, at fair value	7,403	8,868
Loans	1,978,307	1,979,986
Less: Allowance for loan losses	(21,508)	(21,180)
Net loans	1,956,799	1,958,806
Premises and equipment, net	33,704	34,045
Cash surrender value of life insurance	70,622	70,217
Goodwill	18,724	18,724
Other intangible assets, net	3,891	4,183
Accrued interest receivable	8,642	8,234
Other assets	49,993	43,088
Total assets	$2,900,537	$2,834,565
Liabilities
Deposits:
Noninterest-bearing	$557,756	$553,238
Interest-bearing	1,988,236	1,911,691
Total deposits	2,545,992	2,464,929
Securities sold under agreements to repurchase	24,624	23,301
FHLB advances and other borrowings	1,788	1,896
Subordinated notes	31,978	31,963
Other liabilities	41,351	40,820
Total liabilities	2,645,733	2,562,909

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value—$0.05205 stated value per share 50,000,000 shares authorized; 11,247,545 shares issued and 11,078,990 outstanding at March 31, 2022; 11,258,167 shares issued and 11,183,050 outstanding at December 31, 2021	585	586
Additional paid - in capital	188,033	189,689
Retained earnings	84,943	78,700
Accumulated other comprehensive (loss) income	(14,674)	4,449
Treasury stock—168,555 and 75,117 shares, at cost at March 31, 2022 and December 31, 2021, respectively	(4,083)	(1,768)
Total shareholders’ equity	254,804	271,656
Total liabilities and shareholders’ equity	$2,900,537	$2,834,565
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended
(Dollars in thousands, except per share amounts)	March 31, 2022	March 31, 2021
Interest income
Loans	$21,369	$21,511
Investment securities - taxable	1,598	1,879
Investment securities - tax-exempt	722	500
Short-term investments	101	39
Total interest income	23,790	23,929
Interest expense
Deposits	685	1,392
Securities sold under agreements to repurchase	7	9
FHLB advances and other borrowings	22	171
Subordinated notes	503	502
Total interest expense	1,217	2,074
Net interest income	22,573	21,855
Provision for loan losses	300	(1,000)
Net interest income after provision for loan losses	22,273	22,855
Noninterest income
Service charges on deposit accounts	920	737
Interchange income	981	955
Other service charges and fees	153	148
Swap fee income	953	53
Trust and investment management income	1,941	1,912
Brokerage income	928	811
Mortgage banking activities	721	2,189
Income from life insurance	566	557
Investment securities (losses) gains	(146)	145
Other income	457	37
Total noninterest income	7,474	7,544
Noninterest expenses
Salaries and employee benefits	11,337	10,197
Occupancy	1,288	1,240
Furniture and equipment	1,279	1,278
Data processing	1,053	1,019
Automated teller and interchange fees	305	249
Advertising and bank promotions	355	425
FDIC insurance	283	194
Professional services	808	721
Directors' compensation	231	234
Taxes other than income	564	451
Intangible asset amortization	292	334
Other operating expenses	1,569	1,441
Total noninterest expenses	19,364	17,783
Income before income tax expense	10,383	12,616
Income tax expense	2,015	2,409
Net income	$8,368	$10,207

Per share information:
Basic earnings per share	$0.77	$0.93
Diluted earnings per share	0.76	0.92
Dividends paid per share	0.19	0.18
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Net income	$8,368	$10,207
Other comprehensive (loss) income, net of tax:
Unrealized losses on securities available for sale arising during the period	(24,353)	(721)
Reclassification adjustment for losses (gains) realized in net income	146	(145)
Net unrealized losses on securities available for sale	(24,207)	(866)
Tax effect	5,084	182
Total other comprehensive loss, net of tax and reclassification adjustments on securities available for sale	(19,123)	(684)
Unrealized gains on interest rate swaps used in cash flow hedges	—	739
Reclassification adjustment for losses realized in net income	—	87
Net unrealized gains on interest rate swaps used in cash flow hedges	—	826
Tax effect	—	(173)
Total other comprehensive gains, net of tax and reclassification adjustments on interest rate swaps used in cash flow hedges	—	653
Total other comprehensive loss, net of tax and reclassification adjustments	(19,123)	(31)
Total comprehensive (loss) income	$(10,755)	$10,176
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended March 31, 2022
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2022	$586	$189,689	$78,700	$4,449	$(1,768)	$271,656
Net income	—	—	8,368	—	—	8,368
Total other comprehensive loss, net of taxes	—	—	—	(19,123)	—	(19,123)
Cash dividends ($0.19 per share)	—	—	(2,125)	—	—	(2,125)
Share-based compensation plans:
10,622 net common shares acquired and 93,438 net treasury shares acquired, including compensation expense totaling $338	(1)	(1,656)	—	—	(2,315)	(3,972)
Balance, March 31, 2022	$585	$188,033	$84,943	$(14,674)	$(4,083)	$254,804

	Three Months Ended March 31, 2021
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2021	$586	$189,066	$54,099	$3,346	$(848)	$246,249
Net income	—	—	10,207	—	—	10,207
Total other comprehensive loss, net of taxes	—	—	—	(31)	—	(31)
Cash dividends ($0.18 per share)	—	—	(2,004)	—	—	(2,004)
Share-based compensation plans:
8,671 net common shares issued and 40,970 net treasury shares issued, including compensation expense totaling $467	—	(555)	—	—	582	27
Balance, March 31, 2021	$586	$188,511	$62,302	$3,315	$(266)	$254,448

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Cash flows from operating activities
Net income	$8,368	$10,207
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization / (discount accretion)	68	(738)
Depreciation and amortization expense	1,210	1,353
Provision for loan losses	300	(1,000)
Share-based compensation	338	467
Gains on sales of loans originated for sale	(319)	(1,320)
Mortgage loans originated for sale	(32,903)	(55,720)
Proceeds from sales of loans originated for sale	32,749	56,959
Gains on sale of portfolio loans	(271)	—
Net loss on disposal of premises and equipment	12	—
Deferred income taxes	1,638	(1,600)
Investment securities (losses) gains	146	(145)
Income from life insurance	(566)	(557)
Increase in accrued interest receivable	(408)	(143)
Increase in accrued interest payable and other liabilities	531	12,095
Other, net	(4,251)	(3,225)
Net cash provided by operating activities	6,642	16,633
Cash flows from investing activities
Proceeds from sales of AFS securities	3,075	75,736
Maturities, repayments and calls of AFS securities	9,536	11,406
Purchases of AFS securities	(94,903)	(29,233)
Net redemptions of restricted investments in bank stocks	461	256
Distributions from investments in limited partnerships	1,146	—
Net decrease (increase) in loans	52	(64,634)
Proceeds from sales of portfolio loans	3,913	—
Purchases of bank premises and equipment	(235)	(156)
Net cash used in investing activities	(76,955)	(6,625)
Cash flows from financing activities
Net increase in deposits	81,060	190,198
Net increase in borrowings with original maturities less than 90 days	1,323	3,328
Payments on FHLB advances and other borrowings	(108)	(103)
Dividends paid	(2,125)	(2,004)
Acquisition of treasury stock	(4,166)	—
Shares repurchased as treasury stock for employee taxes associated with restricted stock vesting	(232)	(514)
Proceeds from issuance of employee stock purchase plan shares	89	74
Net cash provided by financing activities	75,841	190,979
Net increase in cash and cash equivalents	5,528	200,987
Cash and cash equivalents at beginning of period	208,710	125,258
Cash and cash equivalents at end of period	$214,238	$326,245

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$710	$1,629
Supplemental schedule of noncash activities:
Loans transferred from LHFS to portfolio loans	1,510	—
Securities purchases not yet settled	—	11,699
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
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of Orrstown Financial Services, Inc. and its wholly owned subsidiary, the Bank. The Company has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, SEC rules that permit reduced disclosure for interim periods, and Article 10 of Regulation S-X. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements. The December 31, 2021 consolidated balance sheet information contained in this Quarterly Report on Form 10-Q was derived from the Company's 2021 audited consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. All significant intercompany transactions and accounts have been eliminated.
The Company's management has evaluated all activity of the Company and concluded that subsequent events are properly reflected in the Company's unaudited condensed consolidated financial statements and notes as required by GAAP.
To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.
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

Changes to the fair value of derivatives designated and that qualify as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The Company discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period due to circumstances, such as the impact of the COVID-19 pandemic. Upon discontinuance, the associated gains and losses deferred in AOCI are reclassified immediately into earnings and subsequent changes in the fair value of the cash flow hedge are recognized in earnings. At March 31, 2022 and December 31, 2021, the Company had no interest rate derivative designated as a hedging instrument.
Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. At March 31, 2022 and December 31, 2021, the Company had interest rate swaps not designated as hedges with a total notional value of $120.6 million and $75.8 million, respectively.
Leases - The Company evaluates its contracts at inception to determine if an arrangement either is a lease or contains one. Operating lease ROU assets are included in other assets and operating lease liabilities in accrued interest payable and other liabilities in the unaudited condensed consolidated balance sheets. The Company had no finance leases at March 31, 2022.
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
The Company's operating leases relate primarily to bank branches and office space. The difference between the lease asset and lease liabilities primarily consists of deferred rent liabilities reclassified upon adoption to reduce the measurement of the lease assets. The standard does not materially impact the Company's unaudited condensed consolidated statements of income.
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
ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates ("ASU 2019-10"), extended the implementation deadline of ASU 2016-13 for smaller reporting and other companies until the fiscal year and interim periods beginning after December 15, 2022. The Company meets the requirements to be considered a smaller reporting company under SEC Regulation S-K and SEC Rule 405, and will adopt ASU 2016-13 effective January 1, 2023. The Company is evaluating the impact of the adoption of ASU 2016-13, and is working with a third-party vendor solution to assist with the application of ASU 2016-13 and finalizing the loss estimation models to be used. Once management determines which methods will be utilized, another third party vendor will be contracted to perform a model validation prior to adoption. The Company expects to recognize a one-time cumulative-effect adjustment to the allowance for credit losses as of the date of adoption of the new standard. While the Company anticipates the allowance for loan losses will increase under its current assumptions, it expects the impact of adopting ASU 2016-13 will be influenced by the composition, characteristics and quality of its loan and investment securities portfolios, as well as general economic conditions and forecasts at the adoption date. The other provisions of ASU 2019-10 were not applicable to the Company.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 contains optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The optional expedients apply consistently to all contracts or transactions within the scope of this topic, while the optional expedients for hedging relationships can be elected on an individual basis. The Company has formed a cross-functional working group to lead the transition from LIBOR to a planned adoption of an alternate index. The Company currently plans to replace LIBOR with the 30-Day Average SOFR or Term SOFR in its loan agreements. The Company implemented fallback language for loans with maturities after 2021. The Company expects to adopt the LIBOR transition relief allowed under this standard, and is currently evaluating the potential impact of this guidance on its financial statements.
In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). ASU 2022-02 eliminates the troubled debt restructuring accounting model. This change will require all loan modifications to be accounted for under the general loan modification guidance in Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs, and subject entities to new disclosure requirements on loan modifications to borrowers experiencing financial difficulty. For entities that have adopted Topic 326, ASU 2022-02 is effective for periods beginning after December 15, 2022. For entities adopting Topic 326 in periods after December 15, 2022, ASU 2022-02 is effective when the company adopts Topic 326. The Company will implement ASU 2022-02 effective January 1, 2023, and is evaluating the impact.

NOTE 2. INVESTMENT SECURITIES
At March 31, 2022 and December 31, 2021, all investment securities were classified as AFS. The following table summarizes amortized cost and fair value of investment securities, and the corresponding amounts of gross unrealized gains and losses recognized in AOCI, at March 31, 2022 and December 31, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2022
U.S. Treasury securities	$20,081	$—	$1,543	$18,538
States and political subdivisions	244,922	1,984	9,346	237,560
GSE residential MBSs	61,239	—	2,010	59,229
GSE residential CMOs	74,023	48	3,044	71,027
Non-agency CMOs	29,832	3	2,832	27,003
Asset-backed	117,805	—	1,835	115,970
Other	403	—	—	403
Totals	$548,305	$2,035	$20,610	$529,730
December 31, 2021
U.S. Treasury securities	$20,084	$—	$382	$19,702
States and political subdivisions	185,437	8,606	673	193,370
GSE residential MBSs	41,260	44	578	40,726
GSE residential CMOs	66,430	436	944	65,922
Non-agency CMOs	30,676	—	978	29,698
Asset-backed	122,520	401	300	122,621
Other	399	—	—	399
Totals	$466,806	$9,487	$3,855	$472,438

The following table summarizes investment securities with unrealized losses at March 31, 2022 and December 31, 2021, aggregated by major investment security type and the length of time in a continuous unrealized loss position.

	Less Than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
March 31, 2022
U.S. Treasury securities	3	$18,538	$1,543	—	$—	$—	3	$18,538	$1,543
States and political subdivisions	30	166,305	9,346	—	—	—	30	166,305	9,346
GSE residential MBSs	14	59,229	2,010	—	—	—	14	59,229	2,010
GSE residential CMOs	12	66,516	2,782	1	3,501	262	13	70,017	3,044
Non-agency CMOs	3	22,303	2,832	—	—	—	3	22,303	2,832
Asset-backed	12	83,667	1,352	3	31,910	483	15	115,577	1,835
Totals	74	$416,558	$19,865	4	$35,411	$745	78	$451,969	$20,610
December 31, 2021
U.S. Treasury securities	3	$19,702	$382	—	$—	$—	3	$19,702	$382
States and political subdivisions	12	45,522	673	—	—	—	12	45,522	673
GSE residential MBSs	9	37,899	578	—	—	—	9	37,899	578
GSE residential CMOs	7	41,163	944	—	—	—	7	41,163	944
Non-agency CMOs	3	24,661	978	—	—	—	3	24,661	978
Asset-backed	3	21,245	138	3	34,180	162	6	55,425	300
Totals	37	$190,192	$3,693	3	$34,180	$162	40	$224,372	$3,855

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
FASB ASC 320-10 requires the Company to assess if an OTTI exists by considering whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If either of these situations applies, the guidance requires the Company to record an OTTI charge to earnings on debt securities for the difference between the amortized cost basis of the security and the fair value of the security. If neither of these situations applies, the Company is required to assess whether it is expected to recover the entire amortized cost basis of the security. If the Company is not expected to recover the entire amortized cost basis of the security, the guidance requires the Company to bifurcate the identified OTTI into a credit loss component and a component representing loss related to other factors. A discount rate is applied which equals the effective yield of the security. The difference between the present value of the expected flows and the amortized book value is considered a credit loss, which would be recorded through earnings as an OTTI charge. When a market price is not readily available, the market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from the open market and other sources as appropriate for the security. The difference between the market value and the present value of cash flows expected to be collected is recognized in AOCI on the unaudited condensed consolidated statements of financial condition.
U.S. Treasury Securities. The unrealized losses presented in the table above have been caused by an increase in rates from the time these securities were purchased. Management considers the full faith and credit of the U.S. government in determining whether a security is OTTI. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at March 31, 2022 or December 31, 2021.
States and Political Subdivisions. The unrealized losses presented in the table above have been caused by a rise in interest rates from the time these securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is OTTI. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at March 31, 2022 or December 31, 2021.

GSE Residential CMOs and GSE Residential MBS. The unrealized losses presented in the table above have been caused by a widening of spreads and a rise in interest rates from the time these securities were purchased. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than its par value basis. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at March 31, 2022 or December 31, 2021.
Non-Agency CMOs. The unrealized losses presented in the table above were caused by a widening of spreads and a rise in interest rates from the time the securities were purchased. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at March 31, 2022 or December 31, 2021, except for one $14.7 million par value non-agency CMO security. For the three months ended March 31, 2022, the Company had $171 thousand in cumulative OTTI on this non-agency CMO security, which was included in securities gains and losses in the unaudited condensed consolidated statements of income. This security is expected to be called by the issuer in the second quarter of 2022 due to an anticipated default caused by increased prepayment speeds on the underlying collateral.
Asset-backed. The unrealized losses presented in the table above were caused by a widening of spreads from the time the securities were purchased. Management considers the investment rating and other credit support in determining whether a security is OTTI. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at March 31, 2022 or December 31, 2021.
The following table summarizes amortized cost and fair value of investment securities by contractual maturity at March 31, 2022. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	3,376	3,509
Due after five years through ten years	79,079	75,367
Due after ten years	182,951	177,625
CMOs and MBSs	165,094	157,259
Asset-backed	117,805	115,970
Totals	$548,305	$529,730
The following table summarizes proceeds from sales of investment securities and gross gains and gross losses for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
Proceeds from sale of investment securities	$3,075	$75,736
Gross gains	25	1,351
Gross losses	—	1,206

During the three months ended March 31, 2022, net investment security gains, excluding the OTTI charge noted above, of $25 thousand were recorded, compared to net gains of $145 thousand for the three months ended March 31, 2021. During the three months ended March 31, 2022, a partial sale of one security with a principal balance of $3.1 million was sold for proceeds of $3.1 million compared to 14 securities with a principal balance of $75.6 million were sold for proceeds of $75.7 million during the three months ended March 31, 2021. Investment securities with a fair value of $291.0 million and $295.6 million at March 31, 2022 and December 31, 2021, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted. The CARES Act established the SBA PPP. The SBA PPP is intended to provide economic relief to small businesses nationwide adversely impacted under the COVID-19 Emergency Declaration issued on March 13, 2020. The SBA PPP, which began on April 3, 2020, provided small businesses with funds to cover up to 24 weeks of payroll costs and other expenses, including benefits. It also provides for forgiveness of up to the full principal amount of qualifying loans. In total, the Bank closed and funded almost 6,500 loans for a total gross loan amount of $699.4 million through December 31, 2021.
Commercial and industrial loans include advances to local and regional businesses for general commercial purposes and include permanent and short-term working capital, machinery and equipment financing, and may be either in the form of lines of credit or term loans. Although commercial and industrial loans may be unsecured to our highest-rated borrowers, the majority of these loans are secured by the borrower’s accounts receivable, inventory and machinery and equipment. In a significant number of these loans, the collateral also includes the business real estate or the business owner’s personal real estate or assets. Commercial and industrial loans present credit exposure to the Company, as they are more susceptible to risk of loss during a downturn in the economy as borrowers may have greater difficulty in meeting their debt service requirements and the value of the collateral may decline. The Company attempts to mitigate this risk through its underwriting standards, including evaluating the creditworthiness of the borrower and, to the extent available, credit ratings on the business. Additionally, monitoring of the loans through annual renewals and meetings with the borrowers are typical. However, these procedures cannot eliminate the risk of loss associated with commercial and industrial lending. At March 31, 2022 and December 31, 2021, commercial and industrial loans include $122.5 million and $189.9 million, respectively, of loans, net of deferred fees and costs, originated through the SBA PPP. At March 31, 2022, the Bank has $2.4 million of net deferred SBA PPP fees remaining to be recognized through net interest income over the life of the loans, which is between two and five years. The timing of the recognition of these fees is dependent upon the loan forgiveness process established by the SBA. As these loans are 100% guaranteed by the SBA, there is no associated ALL at March 31, 2022.
Municipal loans consist of extensions of credit to municipalities and school districts within the Company’s market area. These loans generally present a lower risk than commercial and industrial loans, as they are generally secured by the municipality’s full taxing authority, by revenue obligations, or by its ability to raise assessments on its clients for a specific utility.

The Company originates loans to its retail clients, including fixed-rate and adjustable first lien mortgage loans, with the underlying 1-4 family owner occupied residential property securing the loan. The Company’s risk exposure is minimized in these types of loans through the evaluation of the creditworthiness of the borrower, including credit scores and debt-to-income ratios, and underwriting standards, which limit the loan-to-value ratio to generally no more than 80% upon loan origination, unless the borrower obtains private mortgage insurance.
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
In an effort to assist clients that were negatively impacted by the COVID-19 pandemic, the Bank offered various mitigation options, including a loan payment deferral program. Under this program, most commercial deferrals were for a 90-day period, while most consumer deferrals were for a 180-day period. In accordance with the revised Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus issued by the federal bank regulatory agencies on April 7, 2020, these deferrals are exempt from TDR status as they meet the specified requirements. At March 31, 2022 and December 31, 2021, the remaining loan deferral balances were inconsequential.
The following table presents the loan portfolio by segment and class, excluding residential mortgage LHFS, at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Commercial real estate:
Owner occupied	$256,526	$238,668
Non-owner occupied	558,999	551,783
Multi-family	93,158	93,255
Non-owner occupied residential	102,269	106,112
Acquisition and development:
1-4 family residential construction	15,115	12,279
Commercial and land development	105,204	93,925
Commercial and industrial (1)	443,170	485,728
Municipal	14,626	14,989
Residential mortgage:
First lien	203,231	198,831
Home equity - term	5,820	6,081
Home equity - lines of credit	164,818	160,705
Installment and other loans	15,371	17,630
Total loans	$1,978,307	$1,979,986
(1) This balance includes $122.5 million and $189.9 million of SBA PPP loans, net of deferred fees and costs, at March 31, 2022 and December 31, 2021, respectively.
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
The Company has a loan review policy and program, which is designed to identify and monitor risk in the lending function. The Management ERM Committee, comprised of executive officers, senior officers and loan department personnel, is charged with the oversight of overall credit quality and risk exposure of the Company's loan portfolio. This includes the monitoring of the lending activities of all Company personnel with respect to underwriting and processing new loans and the timely follow-up and corrective action for loans showing signs of deterioration in quality. A loan review program provides the Company with an independent review of the commercial loan portfolio on an ongoing basis. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as extended delinquencies, bankruptcy, repossession or death of the borrower occurs, which heightens awareness as to a possible credit event.
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

The following table summarizes the Company’s loan portfolio ratings based on its internal risk rating system at March 31, 2022 and December 31, 2021:

	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	PCI Loans	Total
March 31, 2022
Commercial real estate:
Owner occupied	$242,529	$6,360	$2,277	$3,062	$—	$2,298	$256,526
Non-owner occupied	537,505	18,771	2,419	—	—	304	558,999
Multi-family	84,541	8,158	459	—	—	—	93,158
Non-owner occupied residential	99,545	1,005	1,014	100	—	605	102,269
Acquisition and development:
1-4 family residential construction	15,115	—	—	—	—	—	15,115
Commercial and land development	103,486	1,236	482	—	—	—	105,204
Commercial and industrial	424,425	7,642	8,792	161	—	2,150	443,170
Municipal	14,626	—	—	—	—	—	14,626
Residential mortgage:
First lien	196,217	—	221	2,278	—	4,515	203,231
Home equity - term	5,798	—	—	6	—	16	5,820
Home equity - lines of credit	164,327	19	46	426	—	—	164,818
Installment and other loans	15,314	—	—	52	—	5	15,371
	$1,903,428	$43,191	$15,710	$6,085	$—	$9,893	$1,978,307

December 31, 2021
Commercial real estate:
Owner occupied	$219,250	$7,239	$6,087	$3,763	$—	$2,329	$238,668
Non-owner occupied	528,010	23,297	166	—	—	310	551,783
Multi-family	84,414	8,238	603	—	—	—	93,255
Non-owner occupied residential	102,588	1,065	1,153	122	—	1,184	106,112
Acquisition and development:
1-4 family residential construction	12,279	—	—	—	—	—	12,279
Commercial and land development	92,049	1,385	491	—	—	—	93,925
Commercial and industrial	470,579	7,917	4,720	250	—	2,262	485,728
Municipal	14,989	—	—	—	—	—	14,989
Residential mortgage:
First lien	191,386	—	225	2,635	—	4,585	198,831
Home equity - term	6,058	—	—	7	—	16	6,081
Home equity - lines of credit	160,203	20	46	436	—	—	160,705
Installment and other loans	17,584	—	—	40	—	6	17,630
	$1,899,389	$49,161	$13,491	$7,253	$—	$10,692	$1,979,986

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
At March 31, 2022 and December 31, 2021, nearly all of the Company’s loan impairments were measured based on the estimated fair value of the collateral securing the loan, except for TDRs. By definition, TDRs are considered impaired. All TDR impairment analyses are initially based on discounted cash flows for those loans. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it could also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
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
The following table, which excludes accruing PCI loans, summarizes impaired loans by segment and class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at March 31, 2022 and December 31, 2021. The recorded investment in loans excludes accrued interest receivable due to insignificance. Related allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and any partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
March 31, 2022
Commercial real estate:
Owner-occupied	$—	$—	$—	$3,062	$4,840
Non-owner occupied residential	—	—	—	100	214
Commercial and industrial	—	—	—	161	447
Residential mortgage:
First lien	338	338	29	1,940	2,938
Home equity—term	—	—	—	6	9
Home equity—lines of credit	—	—	—	426	651
Installment and other loans	—	—	—	52	52
	$338	$338	$29	$5,747	$9,151
December 31, 2021
Commercial real estate:
Owner-occupied	$—	$—	$—	$3,763	$4,902
Non-owner occupied residential	—	—	—	122	259
Commercial and industrial	—	—	—	250	547
Residential mortgage:
First lien	341	341	28	2,294	3,337
Home equity—term	—	—	—	7	10
Home equity—lines of credit	—	—	—	436	653
Installment and other loans	—	—	—	40	40
	$341	$341	$28	$6,912	$9,748

The following table, which excludes accruing PCI loans, summarizes the average recorded investment in impaired loans and related recognized interest income for the three months ended March 31, 2022 and 2021:

	2022		2021
	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Three Months Ended March 31,
Commercial real estate:
Owner occupied	$3,422	$—	$3,448	$1
Multi-family	—	—	19	—
Non-owner occupied residential	107	—	267	—
Acquisition and development:
Commercial and land development	—	—	614	—
Commercial and industrial	218	—	2,878	—
Residential mortgage:
First lien	2,406	7	2,636	11
Home equity - term	7	—	12	—
Home equity - lines of credit	432	—	616	—
Installment and other loans	45	—	15	—
	$6,637	$7	$10,505	$12

The following table presents impaired loans that are TDRs, with the recorded investment at March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing:
Residential mortgage:
First lien	7	$575	8	$804
Nonaccruing:
Residential mortgage:
First lien	6	276	5	285
	13	$851	13	$1,089

There was one new first lien residential mortgage TDR on non-accrual status for the three months ended March 31, 2022 of $4 thousand. There were no new TDRs in 2021.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of loan portfolio summarized by aging categories of performing loans and nonaccrual loans at March 31, 2022 and December 31, 2021:

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
March 31, 2022
Commercial real estate:
Owner occupied	$250,844	$322	$—	$—	$322	$3,062	$254,228
Non-owner occupied	558,695	—	—	—	—	—	558,695
Multi-family	93,158	—	—	—	—	—	93,158
Non-owner occupied residential	101,254	310	—	—	310	100	101,664
Acquisition and development:
1-4 family residential construction	15,115	—	—	—	—	—	15,115
Commercial and land development	105,204	—	—	—	—	—	105,204
Commercial and industrial	440,652	207	—	—	207	161	441,020
Municipal	14,626	—	—	—	—	—	14,626
Residential mortgage:
First lien	194,216	2,741	—	56	2,797	1,703	198,716
Home equity - term	5,786	12	—	—	12	6	5,804
Home equity - lines of credit	163,725	437	230	—	667	426	164,818
Installment and other loans	15,231	83	—	—	83	52	15,366
Subtotal	1,958,506	4,112	230	56	4,398	5,510	1,968,414
Loans acquired with credit deterioration:
Commercial real estate:
Owner occupied	2,298	—	—	—	—	—	2,298
Non-owner occupied	304	—	—	—	—	—	304
Non-owner occupied residential	494	—	—	111	111	—	605
Commercial and industrial	2,150	—	—	—	—	—	2,150
Residential mortgage:
First lien	3,837	608	—	70	678	—	4,515
Home equity - term	15	—	—	1	1	—	16
Installment and other loans	2	3	—	—	3	—	5
Subtotal	9,100	611	—	182	793	—	9,893
	$1,967,606	$4,723	$230	$238	$5,191	$5,510	$1,978,307

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
December 31, 2021
Commercial real estate:
Owner occupied	$231,371	$314	$—	$891	$1,205	$3,763	$236,339
Non-owner occupied	551,473	—	—	—	—	—	551,473
Multi-family	93,255	—	—	—	—	—	93,255
Non-owner occupied residential	104,645	161	—	—	161	122	104,928
Acquisition and development:
1-4 family residential construction	12,279	—	—	—	—	—	12,279
Commercial and land development	93,793	132	—	—	132	—	93,925
Commercial and industrial	483,088	128	—	—	128	250	483,466
Municipal	14,989	—	—	—	—	—	14,989
Residential mortgage:
First lien	189,043	2,995	281	96	3,372	1,831	194,246
Home equity - term	6,042	16	—	—	16	7	6,065
Home equity - lines of credit	159,628	641	—	—	641	436	160,705
Installment and other loans	17,467	109	8	—	117	40	17,624
Subtotal	1,957,073	4,496	289	987	5,772	6,449	1,969,294
Loans acquired with credit deterioration:
Commercial real estate:
Owner occupied	2,329	—	—	—	—	—	2,329
Non-owner occupied	310	—	—	—	—	—	310
Non-owner occupied residential	479	—	587	118	705	—	1,184
Commercial and industrial	2,262	—	—	—	—	—	2,262
Residential mortgage:
First lien	3,937	387	166	95	648	—	4,585
Home equity - term	15	—	—	1	1	—	16
Installment and other loans	6	—	—	—	—	—	6
Subtotal	9,338	387	753	214	1,354	—	10,692
	$1,966,411	$4,883	$1,042	$1,201	$7,126	$6,449	$1,979,986

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
Experience, Ability and Depth of Management/Lending staff – including the level of experience of senior and middle management and the lending staff; turnover of the staff; and instances of repeat criticisms.
Quality of Loan Review – including the level of experience of the loan review staff; in-house versus outsourced provider of review; turnover of the staff; and instances of repeat criticisms.
National and Local Economic Conditions – including trends in the consumer price index, unemployment rates, the housing price index, housing statistics compared to the prior year, bankruptcy rates, regulatory and legal environment risks and competition.
All factors noted above were deemed appropriate at March 31, 2022 and were unchanged for the three months ended March 31, 2022, except for a reduction in the National and Local Economic Conditions. This factor had been previously increased to account for economic concerns in the commercial real estate portfolio associated with the COVID-19 pandemic. The additional allocation was removed at March 31, 2022 as these concerns have subsided.

The following table presents the activity in the ALL for the three months ended March 31, 2022 and 2021:

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
March 31, 2022
Balance, beginning of period	$12,037	$2,062	$3,814	$30	$17,943	$2,785	$215	$3,000	$237	$21,180
Provision for loan losses	(523)	258	500	(1)	234	72	(6)	66	—	300
Charge-offs	—	—	(61)	—	(61)	(10)	(13)	(23)	—	(84)
Recoveries	32	1	48	—	81	26	5	31	—	112
Balance, end of period	$11,546	$2,321	$4,301	$29	$18,197	$2,873	$201	$3,074	$237	$21,508
March 31, 2021
Balance, beginning of period	$11,151	$1,114	$3,942	$40	$16,247	$3,362	$324	$3,686	$218	$20,151
Provision for loan losses	(494)	(69)	(54)	(2)	(619)	(289)	(106)	(395)	14	(1,000)
Charge-offs	—	—	(454)	—	(454)	(21)	(20)	(41)	—	(495)
Recoveries	14	1	280	—	295	6	10	16	—	311
Balance, end of period	$10,671	$1,046	$3,714	$38	$15,469	$3,058	$208	$3,266	$232	$18,967
The following table summarizes the ending loan balance individually evaluated for impairment based upon loan segment, as well as the related ALL loss allocation for each at March 31, 2022 and December 31, 2021. Accruing PCI loans are excluded from loans individually evaluated for impairment.

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
March 31, 2022
Loans allocated by:
Individually evaluated for impairment	$3,162	$—	$161	$—	$3,323	$2,710	$52	$2,762	$—	$6,085
Collectively evaluated for impairment	1,007,790	120,319	443,009	14,626	1,585,744	371,159	15,319	386,478	—	1,972,222
	$1,010,952	$120,319	$443,170	$14,626	$1,589,067	$373,869	$15,371	$389,240	$—	$1,978,307
ALL allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$29	$—	$29	$—	$29
Collectively evaluated for impairment	11,546	2,321	4,301	29	18,197	2,844	201	3,045	237	21,479
	$11,546	$2,321	$4,301	$29	$18,197	$2,873	$201	$3,074	$237	$21,508
December 31, 2021
Loans allocated by:
Individually evaluated for impairment	$3,885	$—	$250	$—	$4,135	$3,078	$40	$3,118	$—	$7,253
Collectively evaluated for impairment	985,933	106,204	485,478	14,989	1,592,604	362,539	17,590	380,129	—	1,972,733
	$989,818	$106,204	$485,728	$14,989	$1,596,739	$365,617	$17,630	$383,247	$—	$1,979,986
ALL allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$28	$—	$28	$—	$28
Collectively evaluated for impairment	12,037	2,062	3,814	30	17,943	2,757	215	2,972	237	21,152
	$12,037	$2,062	$3,814	$30	$17,943	$2,785	$215	$3,000	$237	$21,180

The following table provides activity for the accretable yield of purchased impaired loans for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021
Accretable yield, beginning of period	$2,661	$3,438
Accretion of income	(314)	(466)
Reclassifications from nonaccretable difference due to improvement in expected cash flows	243	44
Other changes, net	(73)	56
Accretable yield, end of period	$2,517	$3,072

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
The following table summarizes the Company's operating leases at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Operating lease ROU assets	$10,305	$10,515
Operating lease ROU liabilities	10,937	11,119
Weighted-average remaining lease term (in years)	14.4	14.6
Weighted-average discount rate	4.1%	4.1%
The following table presents information related to the Company's operating leases for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash paid for operating lease liabilities	$294	$343
Operating lease expense	394	403
The following table presents expected future maturities of the Company's lease liabilities as of March 31, 2022:

2022	$868
2023	1,216
2024	1,246
2025	1,269
2026	1,302
Thereafter	9,687
15,588
Less: imputed interest	4,651
Total lease liabilities	$10,937

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents changes in goodwill for the three months ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Balance, beginning of year	$18,724	$18,724
Balance, end of period	$18,724	$18,724
Goodwill is not amortized but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit.
The Company conducted its last annual goodwill impairment test as of November 30, 2021 using generally accepted valuation methods. As a result of that impairment test, no goodwill impairment was identified. No changes occurred that would impact the results of that analysis through March 31, 2022.
The following table presents changes in and components of other intangible assets for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Beginning of period	$4,183	$5,458
Amortization expense	(292)	(334)
Balance, end of period	$3,891	$5,124
No impairment charges were recorded in the three months ended March 31, 2022 and March 31, 2021.
The following table presents the components of other identifiable intangible assets at March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$8,390	$4,500	$8,390	$4,208
Other customer relationship intangibles	25	24	25	24
Total	$8,415	$4,524	$8,415	$4,232

The following table presents future estimated aggregate amortization expense for intangible assets remaining at March 31, 2022:

2022	$813
2023	935
2024	766
2025	596
2026	427
Thereafter	354
$3,891

NOTE 6. SHARE-BASED COMPENSATION PLANS
The Company maintains share-based compensation plans under the shareholder-approved 2011 Plan. The purpose of the share-based compensation plans is to provide officers, employees, and non-employee members of the Board of Directors of the Company with additional incentive to further the success of the Company. At March 31, 2022, 881,920 shares of the common stock of the Company were reserved, of which 137,443 shares are available to be issued. At the Company's 2022 Annual Meeting of Shareholders held on April 26, 2022, the Company's shareholders approved an amendment to the 2011 Plan increasing the number of shares available for issuance under the 2011 Plan by 400,000.
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
The following table presents a summary of nonvested restricted shares activity for the three months ended March 31, 2022:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares, beginning of year	274,697	$20.05
Granted	121,949	25.02
Forfeited	(10,622)	20.02
Vested	(54,054)	19.31
Nonvested shares, at period end	331,970	$22.00
The following table presents restricted shares compensation expense, with tax benefit information, and fair value of shares vested, for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
Restricted share award expense	$330	$434
Restricted share award tax benefit	69	91
Fair value of shares vested	1,324	1,028
The unrecognized compensation expense related to the share awards totaled $4.6 million at March 31, 2022 and $2.3 million at December 31, 2021. The unrecognized compensation expense at March 31, 2022 is expected to be recognized over a weighted-average period of 2.3 years.
The Company maintains an employee stock purchase plan to provide its employees with an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed 10% of their annual salary, at the lower of 95% of the fair market value of the shares on the semi-annual offering date or related purchase date. The purchases occur in March and September of each year. The Company reserved 350,000 shares of its common stock to be issued under the employee stock purchase plan. At March 31, 2022, 147,527 shares were available to be issued under the employee stock purchase plan.
The following table presents information for the employee stock purchase plan for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
Shares purchased	3,953	5,484
Weighted average price of shares purchased	$22.46	$13.44
Compensation expense recognized	8	33
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
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company, however, discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period due to circumstances, such as the impact of the COVID-19 pandemic. Upon discontinuance, the associated gains and losses deferred in AOCI are reclassified immediately into earnings and subsequent changes in the fair value of the cash flow hedge are recognized in earnings. At March 31, 2022 and December 31, 2021, the Company had no interest rate derivative designated as a hedging instrument.
The Company enters into interest rate swaps that allow its commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges and are marked through earnings. At March 31, 2022, the Company had 14 customer and 14 corresponding third-party broker interest rate derivatives not designated as a hedging instrument with an aggregate notional amount of $120.6 million. The Company had $75.8 million in notional amount of such derivative instruments at December 31, 2021. During the three months ended March 31, 2022 and 2021, the Company entered into new interest rate swaps with its commercial loan customers and recognized swap fee income of $953 thousand and zero, respectively, which is included in noninterest income in the unaudited condensed consolidated statements of income. At March 31, 2022 and December 31, 2021, the Company provided cash collateral of zero and $260 thousand to the counterparties for these derivatives, respectively. At March 31, 2022 and December 31, 2021, the Company was holding cash collateral of $2.6 million and $490 thousand from the counterparties for these derivatives, respectively.
The Company entered into a risk participation agreement with a financial institution counterparty (the “Agent Bank”) for an interest rate derivative contract related to a loan in which the Company is a participant. The risk participation agreement provides credit protection to the Agent Bank should the borrower fail to perform on its interest rate derivative contracts with the Agent Bank. The Company received an upfront fee of $53 thousand upon entry into the risk participation agreement during the three months ended March 31, 2021, and is included in noninterest income in the unaudited condensed consolidated statements of income. The Company manages its credit risk on the risk participation agreement by monitoring the creditworthiness of the borrower, which is based on the same credit review process as though the Company had entered into the derivative instruments directly with the borrower. The notional amount of such risk participation agreement reflects the Company’s pro-rata share of the derivative instrument, consistent with its share of the related participated loan. The total notional amount of the risk participation agreement was $15.9 million at both March 31, 2022 and December 31, 2021.
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

The following table summarizes the fair value of the Company's derivative instruments at March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps	$60,279	Other assets	$3,067	$37,915	Other assets	$764
Interest rate swaps	60,279	Other liabilities	(3,024)	37,915	Other liabilities	(758)
Risk participation	15,855	Other liabilities	(1)	15,855	Other liabilities	(2)
Interest rate lock commitments with customers	12,302	Other assets	300	16,604	Other assets	353
Forward sale commitment	7,537	Other assets	353	8,665	Other assets	52
Total derivatives not designated as hedging instruments			$695			$409

The following tables summarize the effect of the Company's derivative financial instruments on OCI and net income for the three months ended March 31, 2022 and 2021:

	Amount of Gain Recognized in OCI on Derivative
	Three Months Ended March 31,
	2022	2021
Derivatives in cash flow hedging relationships:
Interest rate products	$—	$739
Total	$—	$739

	Amount of Loss Reclassified from AOCI into Income		Location of Loss Recognized from AOCI into Income
	Three Months Ended March 31,
	2022	2021
Derivatives in cash flow hedging relationships:
Interest rate products	$—	$(87)	Interest expense
Total	$—	$(87)
During the three months ended September 30, 2021, the Company terminated its interest rate swap designated as a hedging instrument of $50.0 million.

	Amount of Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
	Three Months Ended March 31,
	2022	2021
Derivatives not designated as hedging instruments:
Interest rate products	$37	$52	Other operating expenses
Risk participation agreement	2	4	Other operating expenses
Interest rate lock commitments with customers	(53)	(1)	Mortgage banking activities
Forward sale commitment	300	254	Mortgage banking activities
Total	$286	$309

NOTE 8. SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel Committee on Banking Supervision's capital guidelines for U.S. Banks ("Basel III rules"), an entity must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The Company and the Bank have elected not to include net unrealized gains or losses included in AOCI in computing regulatory capital.
The consolidated asset limit on small bank holding companies is $3.0 billion and a company with assets under that limit is not subject to the FRB consolidated capital rules, but may file reports that include capital amounts and ratios. The Company has elected to file those reports.
Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject at March 31, 2022 and December 31, 2021.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's classification.

The following table presents capital amounts and ratios at March 31, 2022 and December 31, 2021:

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
Total risk-based capital:
Orrstown Financial Services, Inc.	$300,952	14.3%	$220,591	10.5%	n/a	n/a
Orrstown Bank	288,988	13.8%	220,509	10.5%	$210,009	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	245,833	11.7%	178,574	8.5%	n/a	n/a
Orrstown Bank	265,847	12.7%	178,508	8.5%	168,007	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	245,833	11.7%	147,061	7.0%	n/a	n/a
Orrstown Bank	265,847	12.7%	147,006	7.0%	136,506	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	245,833	8.8%	112,328	4.0%	n/a	n/a
Orrstown Bank	265,847	9.5%	112,352	4.0%	140,440	5.0%
December 31, 2021
Total risk-based capital:
Orrstown Financial Services, Inc.	$297,823	15.0%	$208,617	10.5%	n/a	n/a
Orrstown Bank	278,780	14.0%	208,550	10.5%	$198,619	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	243,075	12.2%	168,880	8.5%	n/a	n/a
Orrstown Bank	255,995	12.9%	168,826	8.5%	158,895	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	243,075	12.2%	139,078	7.0%	n/a	n/a
Orrstown Bank	255,995	12.9%	139,033	7.0%	129,102	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	243,075	8.5%	114,384	4.0%	n/a	n/a
Orrstown Bank	255,995	8.9%	114,470	4.0%	143,087	5.0%
In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act of 1934, as amended. On April 19, 2021, the Board of Directors authorized the additional future repurchase of up to 562,000 shares of its outstanding common stock. When and if appropriate, repurchases may be made in the open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. At March 31, 2022, 415,805 shares had been repurchased at a total cost of $8.9 million, or $21.35 per share. Common stock available for future repurchase totals approximately 562,195 shares, or 5% of the Company's outstanding common stock at March 31, 2022.
On April 18, 2022, the Board declared a cash dividend of $0.19 per common share, which will be paid on May 9, 2022 to shareholders of record at May 2, 2022.

NOTE 9. EARNINGS PER SHARE
The following table presents earnings per share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net income	$8,368	$10,207
Weighted average shares outstanding - basic	10,860	10,975
Dilutive effect of share-based compensation	147	99
Weighted average shares outstanding - diluted	11,007	11,074
Per share information:
Basic earnings per share	$0.77	$0.93
Diluted earnings per share	0.76	0.92

Average outstanding restricted award shares totaling 112,223 and 0 for the three months ended March 31, 2022 and 2021, respectively, were not included in the computation of earnings per share because the effect was antidilutive. The dilutive effect of share-based compensation in each period above relates principally to restricted stock awards.

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

	Contractual or Notional Amount
	March 31, 2022	December 31, 2021
Commitments to fund:
Home equity lines of credit	$273,734	$261,580
1-4 family residential construction loans	56,330	40,348
Commercial real estate, construction and land development loans	142,301	124,488
Commercial, industrial and other loans	368,199	378,996
Standby letters of credit	20,772	19,724
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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. The Company holds collateral supporting those commitments when deemed necessary by management. The liability at March 31, 2022 and December 31, 2021 for guarantees under standby letters of credit issued was not considered to be material.

The Company maintains a reserve, based on historical loss experience of the related loan class and utilization assumptions, for off-balance sheet credit exposures that currently are not funded, in other liabilities on the unaudited condensed consolidated balance sheets. This reserve totaled approximately $1.6 million at both March 31, 2022 and December 31, 2021.

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
The Company used the following methods and significant assumptions to estimate fair value for instruments measured on a recurring basis:
Where quoted prices are available in an active market, investment securities are classified within Level 1 of the valuation hierarchy. Level 1 investment securities include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, investment securities are classified within Level 2 and fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flow. Level 2 investment securities include U.S. agency securities, MBS, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy. The Company’s investment securities are classified as available for sale.
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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
March 31, 2022
Financial Assets
Investment securities:
U.S. Treasury securities	$18,538	$—	$—	$18,538
States and political subdivisions	—	230,539	7,021	237,560
GSE residential MBSs	—	59,229	—	59,229
GSE residential CMOs	—	71,027	—	71,027
Nonagency CMOs	—	15,390	11,613	27,003
Asset-backed	—	115,970	—	115,970
Other	403	—	—	403
Loans held for sale	—	7,403	—	7,403
Derivatives	—	3,067	300	3,367
Totals	$18,941	$502,625	$18,934	$540,500
Financial Liabilities
Derivatives	$—	$3,025	$—	$3,025

December 31, 2021
Financial Assets
Investment securities:
U.S. Treasury securities	$19,702	$—	$—	$19,702
States and political subdivisions	—	183,171	10,199	193,370
GSE residential MBSs	—	40,726	—	40,726
GSE residential CMOs	—	65,922	—	65,922
Nonagency CMOs	—	16,750	12,948	29,698
Asset-backed	—	122,621	—	122,621
Other	399	—	—	399
Loans held for sale	—	8,868	—	8,868
Derivatives	—	764	353	1,117
Totals	$20,101	$438,822	$23,500	$482,423
Financial Liabilities
Derivatives	$—	$760	$—	$760

The Company had one municipal bond and one CMO measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at both March 31, 2022 and December 31, 2021. The Level 3 valuation is based on a non-executable broker quote, which is considered a significant unobservable input. Such quotes are updated as available and may remain constant for a period of time for certain broker-quoted securities that do not move with the market or that are not interest rate sensitive as a result of their structure or overall attributes.
The Company’s residential mortgage LHFS are recorded at fair value utilizing Level 2 measurements. This fair value measurement is determined based upon third party quotes obtained on similar loans. For LHFS, for which the fair value option has been elected, the aggregate fair value declined below the aggregate principal balance by $195 thousand as of March 31, 2022, and exceeded the aggregate principal balance by $150 thousand as of December 31, 2021.
The determination of the fair value of interest rate lock commitments on residential mortgages is based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The average pull through percentage, which is based upon historical experience, was 93% as of March 31, 2022. An increase or decrease of 5% in the pull through assumption would result in a positive or negative change of $6 thousand in the fair value of interest rate lock commitments at March 31, 2022.
The following provides details of the Level 3 fair value measurement activity for the periods ended March 31, 2022 and 2021:
Investment securities:

	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$23,147	$31,503
Unrealized loss included in OCI	(1,360)	(665)
Net discount accretion	71	129
Principal payments and other	—	(1,858)
Sales	(3,053)	(3,545)
OTTI	(171)	—
Balance, end of period	$18,634	$25,564

Interest rate lock commitments on residential mortgages:

	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$353	$673
Total losses
Included in earnings	(53)	(1)
Balance, end of period	$300	$672

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
Any changes in the fair value of impaired loans still held were not material for the three months ended March 31, 2022 and 2021.

Foreclosed Real Estate
OREO property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, OREO is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. The Company had no OREO balances at March 31, 2022 and December 31, 2021.
Mortgage Servicing Rights
The MSR fair value is estimated to be equal to its carrying value, unless the quarterly valuation model calculates the present value of the estimated net servicing income is less than its carrying value, in which case an impairment charge is taken. At March 31, 2022 and December 31, 2021, an impairment reserve of $47 thousand and $79 thousand, respectively, existed on the MSR portfolio. For the three months ended March 31, 2022 and 2021, impairment valuation allowance reversals of $32 thousand and $606 thousand were included, respectively, in mortgage banking activities on the unaudited condensed consolidated statements of income. The reversals in the three months ended March 31, 2022 and 2021 were due to subsequent increases in market rates.
The following table summarizes assets measured at fair value on a nonrecurring basis at March 31, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
March 31, 2022
Impaired Loans
Commercial real estate:
Owner occupied	$—	$—	$144	$144
Non-owner occupied residential	—	—	18	18
Residential mortgage:
First lien	—	—	491	491
Home equity - lines of credit	—	—	69	69
Total impaired loans	$—	$—	$722	$722

Mortgage servicing rights	$—	$—	$322	$322

December 31, 2021
Impaired Loans
Commercial real estate:
Owner occupied	$—	$—	$751	$751
Non-owner occupied residential	—	—	24	24
Residential mortgage:
First lien	—	—	545	545
Home equity - lines of credit	—	—	72	72
Total impaired loans	$—	$—	$1,392	$1,392

Mortgage servicing rights	$—	$—	$322	$322

The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
March 31, 2022
Impaired loans	$722	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% - 25% discount
			- Management adjustments for liquidation expenses	4.73% - 17.93% discount
Mortgage servicing rights	$322	Discounted cash flows	Weighted average CPR	8.23%
			- Weighted average discount rate	9.03%
December 31, 2021
Impaired loans	$1,392	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 25% discount
			- Management adjustments for liquidation expenses	6.08% - 17.93% discount
Mortgage servicing rights	$322	Discounted cash flows	Weighted average CPR	12.60%
			- Weighted average discount rate	9.03%

Fair values of financial instruments
GAAP requires disclosure of the fair value of financial assets and liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents carrying amounts and estimated fair values of the financial assets and liabilities at March 31, 2022 and December 31, 2021:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Financial Assets
Cash and due from banks	$26,446	$26,446	$26,446	$—	$—
Interest-bearing deposits with banks	187,792	187,792	187,792	—	—
Restricted investments in bank stock	6,791	n/a	n/a	n/a	n/a
Investment securities	529,730	529,730	18,941	492,155	18,634
Loans held for sale	7,403	7,403	—	7,403	—
Loans, net of allowance for loan losses	1,956,799	1,906,140	—	—	1,906,140
Derivatives	3,367	3,367	—	3,067	300
Accrued interest receivable	8,642	8,642	—	2,940	5,702
Financial Liabilities
Deposits	2,545,992	2,545,739	—	2,545,739	—
Securities sold under agreements to repurchase	24,624	24,624	—	24,624	—
FHLB advances and other borrowings	1,788	1,865	—	1,865	—
Subordinated notes	31,978	33,094	—	33,094	—
Derivatives	3,025	3,025	—	3,025	—
Accrued interest payable	661	661	—	661	—
Off-balance sheet instruments	—	—	—	—	—

December 31, 2021
Financial Assets
Cash and due from banks	$21,217	$21,217	$21,217	$—	$—
Interest-bearing deposits with banks	187,493	187,493	187,493	—	—
Restricted investments in bank stock	7,252	n/a	n/a	n/a	n/a
Investment securities	472,438	472,438	20,101	429,190	23,147
Loans held for sale	8,868	8,868	—	8,868	—
Loans, net of allowance for loan losses	1,958,806	1,946,365	—	—	1,946,365
Derivatives	1,117	1,117	—	764	353
Accrued interest receivable	8,234	8,235	—	2,203	6,032
Financial Liabilities
Deposits	2,464,929	2,466,191	—	2,466,191	—
Securities sold under agreements to repurchase	23,301	23,301	—	23,301	—
FHLB advances and other borrowings	1,896	2,035	—	2,035	—
Subordinated notes	31,963	31,815	—	31,815	—
Derivatives	760	760	—	760	—
Accrued interest payable	154	154	—	154	—
Off-balance sheet instruments	—	—	—	—	—

In accordance with the Company's adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the methods utilized to measure the fair value of financial instruments at March 31, 2022 and December 31, 2021 represent an approximation of exit price; however, an actual exit price may differ.

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
On March 25, 2022, a customer of the Bank filed a putative class action complaint against the Bank in the Court of Common Pleas of Cumberland County, Pennsylvania in a case captioned Alleman, on behalf of himself and all others similarly situated, v. Orrstown Bank. The complaint alleges, among other things, that the Bank breached its account agreements by charging certain overdraft fees. The complaint seeks a refund of all allegedly improper fees, damages in an amount to be proven at trial, attorneys’ fees and costs, and an injunction against the Bank’s allegedly improper overdraft practices. This lawsuit is similar to lawsuits recently filed against other financial institutions pertaining to overdraft fee disclosures. Based on information available at present, it is not possible at this time to reasonably estimate possible losses, or even a range of reasonably possible losses, in connection with the litigation. Accordingly, the Company has not recognized any liability associated with this action. The Bank believes that the allegations and claims against the Bank are without merit, and intends to defend itself vigorously against those claims.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of Orrstown and should be read in conjunction with the preceding unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, as well as with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications.
Overview
The Company, headquartered in Shippensburg, Pennsylvania, is a one-bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiary, the Bank. At March 31, 2022, the Company had total assets of $2.9 billion, total liabilities of $2.6 billion and total shareholders’ equity of $254.8 million.
Cautionary Note About Forward-Looking Statements
Certain statements appearing herein, which are not historical in nature, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications, from time to time, that contain such statements. Such forward-looking statements reflect the current views of the Company's management with respect to, among other things, future events and the Company's financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “will,” “expect,” “estimate,” “anticipate” or similar terms, or the negative variations of those words or other comparable words of a future or forward-looking nature. Forward-looking statements are statements that include projections, predictions, expectations, estimates or beliefs about events or results or otherwise are not statements of historical facts, many of which, by their nature, are inherently uncertain and beyond the Company's control, and include, but are not limited to, statements related to new business development, new loan opportunities, growth in the balance sheet and fee-based revenue lines of business, merger and acquisition activity, reducing risk assets, and mitigating losses in the future. Accordingly, the Company cautions you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements and there can be no assurances that the Company will achieve the desired level of new business development and new loans, growth in the balance sheet and fee-based revenue lines of business, successful merger and acquisition activity, continue to reduce risk assets or mitigate losses in the future. In addition to risks and uncertainties related to the COVID-19 pandemic (including those related to variants) and resulting governmental and societal responses, factors that could cause actual results to differ from those expressed or implied by the forward-looking statements include, but are not limited to, the following: ineffectiveness of the Company’s strategic growth plan due to changes in current or future market conditions; the effects of competition and how it may impact our community banking model, including industry consolidation and development of competing financial products and services; the integration of the Company's strategic acquisitions; the inability to fully achieve expected savings, efficiencies or synergies from mergers and acquisitions, or taking longer than estimated for such savings, efficiencies and synergies to be realized; changes in laws and regulations; interest rate movements; changes in credit quality; inability to raise capital, if necessary, under favorable conditions; volatility in the securities markets; the demand for our products and services; deteriorating economic conditions; geopolitical tensions; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; expenses associated with pending litigation and legal proceedings; the failure of the SBA to honor its guarantee of loans issued under the SBA PPP; the timing of the repayment of SBA PPP loans and the impact it has on fee recognition; our ability to convert new relationships gained through the SBA PPP efforts to full banking relationships; and other risks and uncertainties, including those detailed in our Annual Report on Form 10-K for the year ended December 31, 2021, and our Quarterly Reports on Form 10-Q under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other filings made with the SEC. The statements are valid only as of the date hereof and we disclaim any obligation to update this information.
Economic Climate, Inflation and Interest Rates
Preliminary real GDP for the first quarter of 2022 reflected an annualized decrease of 1.4%. This is a decrease from the fourth quarter 2021 growth rate of 6.9% and annualized growth of 6.3% for the first quarter of 2021. The decrease in the first quarter of 2022 was driven by decreases in private inventory investment which includes wholesale and retail trade on motor vehicles, exports of nondurable goods, and government spending as several federal programs have expired or tapered off partially offset by increases in personal consumption primarily within healthcare and residential and nonresidential fixed investments. Personal consumption expenditures however declined from the fourth quarter of 2022 within the energy sector of nondurable goods. Restrictions and disruptions continued due to new COVID-19 cases related to the Omicron variant throughout the country. The personal consumption expenditures ("PCE") price index increased 7.0% in the first quarter of 2022, compared with an increase of 6.4% in the fourth quarter of 2021. The national unemployment rate declined to 3.6% in March 2022, down from 3.9% in December 2021 and from 6.1% in April 2021. There continued to be notable job gains in leisure and hospitality and professional and business services, retail trade and manufacturing during the first quarter of 2022. Although there was strong economic recovery in 2021 from the pandemic, the decrease in GDP during the first quarter of 2022 is indicative of the supply chain challenges, labor shortages and inflation.
Due to the COVID-19 pandemic, market interest rates had declined significantly, with the 10-year Treasury bond falling for the first time below 1.00% on March 3, 2020, but recovering to 1.51% as of December 31, 2021. At March 31, 2022, the 10-year Treasury bond reached 2.34% as it continued to rise due to stock market volatility and inflationary pressures. In 2020, in reaction to the increase in market uncertainty, the FRB cut the Fed Funds rates by 150 basis points to 0.25%. In March 2022, the Federal Reserve Open Markets Committee approved an increase to the Fed Funds rate of 25 basis points due to inflation, elevating geopolitical tensions and the state of the labor market recovery. The Committee forecasted at least three 25 basis point rate increases in 2022 and noted that it expected to conclude its asset purchase program, which tapering occurred during the first quarter of 2022 to maintain the size of the balance sheet. The Federal Reserve Open Markets Committee will meet next on May 3, 2022.
The majority of the assets and liabilities of a financial institution are monetary in nature, and therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an impact on the Company, particularly with respect to the growth of total assets and noninterest expenses, which tend to rise during periods of general inflation. Risks also exist due to supply and demand imbalances, employment shortages, the interest rate environment, and geopolitical tensions. It is reasonably foreseeable that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loans and the fair value of financial instruments that are carried at fair value.

Critical Accounting Estimates
The Company’s accounting and reporting policies are in accordance with GAAP and follow accounting and reporting guidelines prescribed by bank regulatory authorities and general practices within the financial services industry in which it operates. Our financial position and results of operations are affected by management's application of accounting policies, including estimates, and assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the balance sheet date and through the date the financial statements are filed with the SEC. Different assumptions in the application of these policies could result in material changes in the consolidated financial position and/or consolidated results of operations and related disclosures. The more critical accounting estimates include accounting for credit losses and valuation methodologies. Accordingly, these critical accounting estimates are discussed in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021. Significant accounting policies and any changes in accounting principles and effects of new accounting pronouncements are discussed in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," in our Annual Report on Form 10-K for the year ended December 31, 2021. Additional disclosures regarding the effects of new accounting pronouncements are included in this report in Note 1, Summary of Significant Accounting Policies, to the unaudited condensed consolidated financial statements under Part I, Item 1, "Financial Information."

RESULTS OF OPERATIONS
Three months ended March 31, 2022 compared with three months ended March 31, 2021
Summary
Net income totaled $8.4 million for the three months ended March 31, 2022 compared with net income of $10.2 million for the same period in 2021. Diluted earnings per share for the three months ended March 31, 2022 totaled $0.76, compared with $0.92 for the three months ended March 31, 2021. Net interest income positively influenced results of operations, and totaled $22.6 million for the three months ended March 31, 2022, compared to $21.9 million in the three months ended March 31, 2021. Noninterest income totaled approximately $7.5 million for both the three months ended March 31, 2022 and 2021. Noninterest expenses totaled $19.4 million for the three months ended March 31, 2022 compared to $17.8 million for the three months ended March 31, 2021.
The comparison of operating results for 2022 with 2021 reflects the impact of commercial loan growth and reductions in the cost of funds partially offset by increases in the provision for loan loss expense and salaries and employee benefits expense.

Net Interest Income
Net interest income increased by $718 thousand, from $21.9 million to $22.6 million, for the three months ended March 31, 2022 compared with the three months ended March 31, 2021. Total interest expense decreased from $2.1 million to $1.2 million, in comparing the three months ended March 31, 2022 with the three months ended March 31, 2021. Interest income on loans decreased by $142 thousand, from $21.5 million to $21.4 million, and investment securities interest income decreased by $59 thousand, from $2.4 million to $2.3 million, for the same period.
The following table presents net interest income, net interest spread and net interest margin for the three months ended March 31, 2022 and 2021 on a taxable-equivalent basis:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$199,788	$101	0.20%	$145,595	$39	0.11%
Investment securities (1)	472,195	2,512	2.13	468,273	2,512	2.18
Loans (1)(2)(3)	1,974,804	21,429	4.39	2,033,219	21,574	4.30
Total interest-earning assets	2,646,787	24,042	3.67	2,647,087	24,125	3.70
Other assets	184,300			182,737
Total	$2,831,087			$2,829,824
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$1,398,182	256	0.07	$1,334,219	438	0.13
Savings deposits	227,676	57	0.10	183,576	45	0.10
Time deposits	298,618	372	0.51	397,271	909	0.93
Total interest-bearing deposits	1,924,476	685	0.14	1,915,066	1,392	0.29
Securities sold under agreements to repurchase	23,530	7	0.12	21,452	9	0.17
FHLB Advances and other borrowings	1,850	22	4.74	58,000	171	1.20
Subordinated notes	31,969	503	6.29	31,909	502	6.29
Total interest-bearing liabilities	1,981,825	1,217	0.25	2,026,427	2,074	0.42
Noninterest-bearing demand deposits	540,139			516,849
Other	40,919			36,244
Total liabilities	2,562,883			2,579,520
Shareholders’ equity	268,204			250,304
Total	$2,831,087			$2,829,824
Taxable-equivalent net interest income /net interest spread		22,825	3.42%		22,051	3.28%
Taxable-equivalent net interest margin			3.49%			3.38%
Taxable-equivalent adjustment		(252)			(196)
Net interest income		$22,573			$21,855

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balances include nonaccrual loans.
(3)	Interest income on loans includes prepayment and late fees, where applicable.

For the three months ended March 31, 2022, net interest income on a taxable-equivalent basis increased by $774 thousand to $22.8 million from $22.1 million for the three months ended March 31, 2021. The Company's net interest spread increased by 14 basis points to 3.42% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Taxable-equivalent net interest margin was 3.49% for the three months ended March 31, 2022, which was 11 basis points higher than 3.38% for the three months ended March 31, 2021. The taxable-equivalent yield on interest-earning assets and cost of interest-bearing liabilities both decreased from the three months ended March 31, 2021 to the three months ended March 31, 2022, reflecting a lower interest rate environment and the decrease in time deposit balances. Average loans remained approximately $2.0 billion, during both the three months ended March 31, 2022 and 2021, as the impact of commercial loan growth in three months ended March 31, 2022 was offset by SBA PPP loan forgiveness. Average interest-bearing liabilities declined slightly below $2.0 billion for the 2022 period from the 2021 period due to decreased average balances in time deposits and overnight borrowings.
The yield on loans was 4.39% for the three months ended March 31, 2022 compared to 4.30% for the three months ended March 31, 2021. Taxable-equivalent interest income earned on loans decreased by $145 thousand year-over-year partially due to a decrease in the average balance of loans. The increase in the yield on total loans primarily reflects interest income from SBA PPP loans. This increase is due to accretion and forgiveness of SBA PPP loans recognized as a percent of the lower average balance during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
SBA PPP loans, net of deferred fees and costs, averaged $155.3 million during the three months ended March 31, 2022 compared to $463.9 million during the three months ended March 31, 2021. This decrease was primarily due to the forgiveness of SBA PPP loans and was partially offset by commercial loan production. The average balance of commercial loans, excluding SBA PPP loans, increased by $295.8 million from $1.1 billion in the three months ended March 31, 2021 to $1.4 billion during the three months ended March 31, 2022. Average consumer loans decreased by $17.2 million from $46.5 million for the three months ended March 31, 2021 to $29.3 million for the three months ended March 31, 2022. Average residential mortgage loans decreased from $232.6 million during the three months ended March 31, 2021 to $195.7 million during the three months ended March 31, 2022 due to lower housing inventory and runoff.
For the three months ended March 31, 2022, interest income on loans includes $3.5 million of interest and net deferred fee income recognized associated with the SBA PPP loans compared to $4.5 million of such interest and fee income for the three months ended March 31, 2021. Net deferred fees on SBA PPP loans were $2.4 million at March 31, 2022, which will be recognized over the remaining life of the loans. Accretion of purchase accounting adjustments included in interest income was $598 thousand and $926 thousand for the three months ended March 31, 2022 and 2021, respectively. The three months ended March 31, 2022 and 2021 included $260 thousand and $416 thousand, respectively, of accelerated accretion related to the payoff of acquired loans.
Interest income on investment securities on a tax-equivalent basis remained at approximately $2.5 million year-over-year, with the taxable equivalent yield decreasing from 2.18% for the three months ended March 31, 2021 to 2.13% for the three months ended March 31, 2022. The five basis point decrease reflected the increased interest rate environment between years impacting our fixed rate securities and certain repositioning within the portfolio under the Company's asset/liability management strategies.
Interest expense on deposits and borrowings decreased by $857 thousand year-over-year, despite an increase in the average balance of interest-bearing deposits of $9.4 million due primarily to continued high levels of excess liquidity in the system, as well as seasonal increases from public fund clients. The cost of interest-bearing liabilities declined 17 basis points from 0.42% for the three months ended March 31, 2021 to 0.25% for the three months ended March 31, 2022 due to the timing of deposit rate reductions in 2021 combined with the continued maturity of higher yielding certificates of deposits and the repayment and maturities of overnight borrowings in the third quarter of 2021.
Provision for Loan Losses
The Company recorded a provision for loan losses of $300 thousand for the three months ended March 31, 2022 compared to negative provision expense of $1.0 million for the same period in 2021. In calculating the provision for loan losses, both quantitative and qualitative factors, including the Company's historical charge-off data and economic and market conditions, were considered. For the three months ended March 31, 2022, the provision for loan losses was driven primarily by an increase in commercial loan production, but was partially offset by the impact of a reduction in qualitative factors to unwind an increase from 2020 applied to the commercial real estate portfolio due to concerns about the economic impact of the COVID-19 pandemic. The negative provision expense recorded in the three months ended March 31, 2021 was due to the release of a portion of the Company's COVID-19 related reserve and a reduction in outstanding loan balances on non-guaranteed loans. Net recoveries in the three months ended March 31, 2022 totaled $28 thousand, compared to net charge-offs of $184 thousand in the comparable prior year period. Nonaccrual loans were 0.28% of gross loans at March 31, 2022, compared with 0.48% of gross loans at March 31, 2021. Nonaccrual loans decreased by $4.4 million from March 31, 2021 to March 31, 2022 and classified loans decreased by $9.0 million to $23.4 million from March 31, 2021 to March 31, 2022. The decrease in non-accrual loans includes the payoff of one loan of $2.6 million and loans returning to accrual status of $591 thousand, with the remaining decrease due to paydowns. The decrease in classified loans reflects upgrades to commercial loans that were previously downgraded due to the impact of the COVID-19 pandemic.
Additional information is included in the "Credit Risk Management" section herein.
Noninterest Income
The following table compares noninterest income for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		$ Change	% Change
	2022	2021	2022-2021	2022-2021
Service charges on deposit accounts	$920	$737	$183	25%
Interchange income	981	955	26	3%
Other service charges and fees	153	148	5	3%
Swap fee income	953	53	900	1,698%
Trust and investment management income	1,941	1,912	29	2%
Brokerage income	928	811	117	14%
Mortgage banking activities	721	2,189	(1,468)	(67)%
Income from life insurance	566	557	9	2%
Other income	457	37	420	1,135%
Investment securities (losses) gains	(146)	145	(291)	(201)%
Total noninterest income	$7,474	$7,544	$(70)	(1)%

The following factors contributed to the more significant changes in noninterest income between the three months ended March 31, 2022 and 2021:
•Service charges on deposit accounts increased by $183 thousand due to increased deposit account activity as the economy continued to recover from the COVID-19 pandemic.
•Swap fee income increased by $900 thousand due to increased client interest in locking in rates in the rising interest rate environment.
•Mortgage banking income decreased by $1.5 million due to current market conditions, including low housing inventory and a rising interest rate environment, which caused declines in residential mortgage loan production, the residential mortgage loan pipeline and secondary market sales during the first quarter of 2022, compared to strong refinancing activity in the same period in 2021 that resulted in an increase in the gain on sale margin. These changes resulted in a decrease in the gain on sale of residential mortgage loans of $1.1 million for the three months ended March 31, 2022 compared to the first quarter of 2021. In addition, the Company recorded an MSR valuation reserve reversal of $47 thousand in the three months ended March 31, 2022 compared to $460 thousand in the three months ended March 31, 2021, which was driven by significant market interest rate reductions caused by the COVID-19 pandemic earlier in 2021. Mortgage loans sold totaled $31.9 million in the first quarter of 2022 compared with $57.3 million in the first quarter of 2021.
•Other income increased by $420 thousand due primarily to the gain on sale of an SBA loan of $271 thousand during the three months ended March 31, 2022.
•During the three months ended March 31, 2022, the Company recorded net investment securities losses of $146 thousand due to an OTTI charge of $171 thousand on one non-agency CMO security that is expected to be called by the issuer in the second quarter of 2022 due to an anticipated default caused by increased prepayment speeds on underlying collateral. The impairment charge was partially offset by a gain of $25 thousand, primarily from the partial sale of $3.1 million of one municipal security. During the three months ended March 31, 2021, the Company sold 14 securities with a principal balance of $75.6 million for a gain of $128 thousand.
•Other line items within noninterest income showed fluctuations between 2022 and 2021 attributable to normal business operations.

Noninterest Expenses
The following table compares noninterest expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		$ Change	% Change
	2022	2021	2022-2021	2022-2021
Salaries and employee benefits	$11,337	$10,197	$1,140	11.2%
Occupancy	1,288	1,240	48	3.9%
Furniture and equipment	1,279	1,278	1	0.1%
Data processing	1,053	1,019	34	3.3%
Automated teller machine and interchange fees	305	249	56	22.5%
Advertising and bank promotions	355	425	(70)	(16.5)%
FDIC insurance	283	194	89	45.9%
Professional services	808	721	87	12.1%
Directors' compensation	231	234	(3)	(1.3)%
Taxes other than income	564	451	113	25.1%
Intangible asset amortization	292	334	(42)	(12.6)%
Other operating expenses	1,569	1,441	128	8.9%
Total noninterest expenses	$19,364	$17,783	$1,581	8.9%

The following factors contributed to the more significant changes in noninterest expenses between the three months ended March 31, 2022 and 2021:
•Salaries and employee benefits expense increased by $1.1 million due primarily to additions to staff to maintain a strong growth trajectory.
•Automated teller machine and interchange fees increased by $56 thousand due to primarily to an increase in card processing rates from a third party vendor.
•FDIC insurance expense increased by $89 thousand due to an increase in the assessment rate driven by commercial loan growth.
•Professional services increased by $87 thousand due to an increase in compliance and technology consulting during the first quarter of 2022 compared to the same period of 2021, partially offset by increased legal costs incurred in the three months ended March 31, 2021 in connection with the SEPTA litigation.
•Taxes other than income increased by $113 thousand due to the increase in the Pennsylvania Bank Shares Tax expense, which is based on the Bank's total equity balance, and an increase in state personal property taxes for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
•Other operating expenses increased by $128 thousand primarily due to an increase in loan-related costs of $186 thousand from commercial loan production, increases of $83 thousand in employee-related costs and $53 thousand in postage, printing and supplies as employees returned from the work-from-home environment resulting from the COVID-19 pandemic and travel increased as the economy and businesses recover. These increases were partially offset by a reduction in the reserve for unfunded commitments of $238 thousand from $266 thousand during the three months ended March 31, 2021 to $28 thousand for the three months ended March 31, 2022. The reserve for unfunded commitments during the three months ended March 31, 2021 was elevated due to the COVID-19 pandemic.
•Other line items within noninterest expenses showed fluctuations between 2022 and 2021 attributable to normal business operations.

Income Tax Expense
Income tax expense totaled $2.0 million, an effective tax rate of 19.4%, for the three months ended March 31, 2022 compared with $2.4 million, an effective tax rate of 19.1%, for the three months ended March 31, 2021. The Company’s effective tax rate is less than the 21% federal statutory rate, principally due to tax-free income, which includes interest income on tax-free loans and investment securities and income from life insurance policies, federal income tax credits, and the impact of non-tax deductible expenses. The increase in the effective tax rate from the three months ended March 31, 2021 to the three months ended March 31, 2022 was due partially due to lower estimated federal tax credits for the 2022 fiscal year and a lower pre-tax income projection in the 2021.

FINANCIAL CONDITION
Management devotes substantial time to overseeing the investment of funds in loans and investment securities and the formulation of policies directed toward the profitability and management of the risks associated with these investments.
Investment Securities
The Company utilizes investment securities to manage interest rate risk, to enhance income through interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. At March 31, 2022, AFS securities totaled $529.7 million, an increase of $57.3 million, from $472.4 million at December 31, 2021. During the three months ended March 31, 2022, the Company purchased $62.9 million and $32.0 million of municipal securities and agency MBS and partially sold $3.1 million of a municipal security for a gain of $22 thousand. During the first quarter of 2022, the Company recorded an OTTI charge of $171 thousand on one $14.7 million par value non-agency CMO, which is expected to be called by the issuer in the second quarter of 2022 due to an anticipated default. The balance of investment securities included net unrealized losses of $18.6 million at March 31, 2022 compared to net unrealized gains of $5.6 million at December 31, 2021 due to market interest rate increases.

The following table summarizes the credit ratings and collateral associated with the Company's investment portfolio, excluding equity securities, at March 31, 2022:

Sector	Portfolio Mix	Amortized Book	Fair Value	Credit Enhancement	AAA	AA	A	BBB	NR	Collateral Type
Unsecured ABS	1%	$6,548	$6,549	33%	—%	—%	—%	—%	100%	Unsecured Consumer Debt
Student Loan ABS	1	8,228	8,124	26	—	—	—	—	100	Seasoned Student Loans
Federal Family Education Loan ABS	18	97,140	95,572	6	85	15	—	—	—	Federal Family Education Loan (1)
PACE Loan ABS	1	3,350	3,267	5	100	—	—	—	—	PACE Loans
Non-Agency RMBS	5	25,135	22,303	31	44	—	—	—	56	Reverse Mortgages (2)
Municipal - General Obligation	20	112,387	109,100		6	88	6	—	—
Municipal - Revenue	24	132,534	128,460		—	83	12	—	5
SBA ReRemic	1	7,237	7,157		—	100	—	—	—	SBA Guarantee (3)
Agency MBS	25	135,262	130,257		—	100	—	—	—	Residential Mortgages (3)
U.S. Treasury securities	4	20,081	18,538		—	100	—	—	—
Bank CDs	—	249	249		—	—	—	—	100	FDIC Insured CD
	100%	$548,151	$529,576		19%	70%	4%	—%	7%

(1) Minimum of 18% guaranteed by U.S. government
(2) Reverse mortgages fund over time, credit enhancement is estimated based on prior experience
(3) 74% guaranteed by U.S. government agencies

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

The following table presents the loan portfolio, excluding residential LHFS, by segment and class at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Commercial real estate:
Owner occupied	$256,526	$238,668
Non-owner occupied	558,999	551,783
Multi-family	93,158	93,255
Non-owner occupied residential	102,269	106,112
Acquisition and development:
1-4 family residential construction	15,115	12,279
Commercial and land development	105,204	93,925
Commercial and industrial (1)	443,170	485,728
Municipal	14,626	14,989
Residential mortgage:
First lien	203,231	198,831
Home equity - term	5,820	6,081
Home equity - lines of credit	164,818	160,705
Installment and other loans	15,371	17,630
	$1,978,307	$1,979,986
(1) This balance includes $122.5 million and $189.9 million of SBA PPP loans at March 31, 2022 and December 31, 2021, respectively.
Total loans declined by $1.7 million from December 31, 2021 to March 31, 2022. This decrease is due to SBA PPP loan forgiveness of $67.4 million and a decrease of $2.3 million in installment and other loan portfolios due to payoffs, offset by commercial loan production, excluding SBA PPP loans, of $59.7 million, and increases in residential mortgage loans and home equity lines of credit of $4.4 million and $4.1 million, respectively, during the three months ended March 31, 2022. Overall loan growth, excluding SBA PPP loans, was 4% for the three months ended March 31, 2022.
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
The following table presents the Company’s total nonperforming and other risk assets, including the aggregate balances of nonaccrual loans, restructured loans still accruing, loans past due 90 days or more, and OREO as of March 31, 2022 and December 31, 2021. Loans 30-89 days past due and relevant asset quality ratios as of March 31, 2022 and December 31, 2021 are also presented.

	March 31, 2022	December 31, 2021
Nonaccrual loans	$5,510	$6,449
OREO	—	—
Total nonperforming assets	5,510	6,449
Restructured loans still accruing	575	804
Loans past due 90 days or more and still accruing	238	1,201
Total nonperforming and other risk assets (total risk assets)	$6,323	$8,454
Loans 30-89 days past due	$4,953	$5,925
Asset quality ratios:
Total nonperforming loans to total loans	0.28%	0.33%
Total nonperforming assets to total assets	0.19%	0.23%
Total nonperforming assets to total loans and OREO	0.28%	0.33%
Total risk assets to total loans and OREO	0.32%	0.43%
Total risk assets to total assets	0.22%	0.30%
ALL to total loans	1.09%	1.07%
ALL to nonperforming loans	390.34%	328.42%
ALL to nonperforming loans and restructured loans still accruing	353.46%	292.02%
Total nonperforming and other risk assets decreased by $2.1 million, or 25%, from December 31, 2021 to March 31, 2022. There was a reduction of $939 thousand in non-accrual loans from December 31, 2021 to March 31, 2022 due to $591 thousand of loans returning to accrual status and payoffs of $376 thousand. Loans past 90 days and still accruing decreased by $963 thousand from December 31, 2021 to March 31, 2022 due to the collection on a loan guaranteed by the SBA.
The following table presents detail of impaired loans at March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
	Nonaccrual Loans	Restructured Loans Still Accruing	Total	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$3,062	$—	$3,062	$3,763	$—	$3,763
Non-owner occupied residential	100	—	100	122	—	122
Commercial and industrial	161	—	161	250	—	250
Residential mortgage:
First lien	1,703	575	2,278	1,831	804	2,635
Home equity - term	6	—	6	7	—	7
Home equity - lines of credit	426	—	426	436	—	436
Installment and other loans	52	—	52	40	—	40
	$5,510	$575	$6,085	$6,449	$804	$7,253

The following table presents our exposure to relationships with an impaired balance, which excludes accruing PCI loans, and the partial charge-offs taken to date and specific reserves established on those relationships at March 31, 2022 and December 31, 2021. Of the relationships deemed to be impaired at March 31, 2022, one had a recorded balance in excess of $1.0 million, and 59 relationships, which represents 49% of total impaired loans, had recorded balances of less than $250 thousand.

	# of Relationships	Recorded Investment	Partial Charge-offs to Date	Specific Reserves
March 31, 2022
Relationships greater than $1,000,000	1	$2,492	$—	$—
Relationships greater than $500,000 but less than $1,000,000	—	—	—	—
Relationships greater than $250,000 but less than $500,000	2	595	—	—
Relationships less than $250,000	59	2,998	280	29
	62	$6,085	$280	$29
December 31, 2021
Relationships greater than $1,000,000	1	$2,535	$—	$—
Relationships greater than $500,000 but less than $1,000,000	1	602	17	—
Relationships greater than $250,000 but less than $500,000	2	601	—	—
Relationships less than $250,000	63	3,515	303	28
	67	$7,253	$320	$28

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
In its individual loan impairment analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve include an evaluation of the outstanding loan balance and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships at March 31, 2022. However, over time, additional information may result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
In an effort to assist clients that were negatively impacted by the COVID-19 pandemic, the Bank offered various mitigation options, including a loan payment deferral program. Under this program, most commercial deferrals were for a 90-day period, while most consumer deferrals were for a 180-day period. In accordance with the revised Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus issued on April 7, 2020, these deferrals are exempt from TDR status as they meet the specified requirements. At March 31, 2022 and December 31, 2021, the remaining loan deferral balances were inconsequential.

Credit Risk Management
Allowance for Loan Losses
The Company maintains the ALL at a level deemed adequate by management for probable incurred credit losses. The ALL is established and maintained through a provision for loan losses, which is charged to earnings. On a quarterly basis, management assesses the adequacy of the ALL using a defined methodology which considers specific credit evaluation of impaired loans, historical loss experience and qualitative factors. Management addresses the requirements for loans individually identified as impaired, loans collectively evaluated for impairment, and other bank regulatory guidance in its assessment.
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

The following table summarizes the Company’s internal risk ratings at March 31, 2022 and December 31, 2021:

	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	PCI Loans	Total
March 31, 2022
Commercial real estate:
Owner occupied	$242,529	$6,360	$2,277	$3,062	$—	$2,298	$256,526
Non-owner occupied	537,505	18,771	2,419	—	—	304	558,999
Multi-family	84,541	8,158	459	—	—	—	93,158
Non-owner occupied residential	99,545	1,005	1,014	100	—	605	102,269
Acquisition and development:
1-4 family residential construction	15,115	—	—	—	—	—	15,115
Commercial and land development	103,486	1,236	482	—	—	—	105,204
Commercial and industrial	424,425	7,642	8,792	161	—	2,150	443,170
Municipal	14,626	—	—	—	—	—	14,626
Residential mortgage:
First lien	196,217	—	221	2,278	—	4,515	203,231
Home equity - term	5,798	—	—	6	—	16	5,820
Home equity - lines of credit	164,327	19	46	426	—	—	164,818
Installment and other loans	15,314	—	—	52	—	5	15,371
	$1,903,428	$43,191	$15,710	$6,085	$—	$9,893	$1,978,307
December 31, 2021
Commercial real estate:
Owner occupied	$219,250	$7,239	$6,087	$3,763	$—	$2,329	$238,668
Non-owner occupied	528,010	23,297	166	—	—	310	551,783
Multi-family	84,414	8,238	603	—	—	—	93,255
Non-owner occupied residential	102,588	1,065	1,153	122	—	1,184	106,112
Acquisition and development:
1-4 family residential construction	12,279	—	—	—	—	—	12,279
Commercial and land development	92,049	1,385	491	—	—	—	93,925
Commercial and industrial	470,579	7,917	4,720	250	—	2,262	485,728
Municipal	14,989	—	—	—	—	—	14,989
Residential mortgage:
First lien	191,386	—	225	2,635	—	4,585	198,831
Home equity - term	6,058	—	—	7	—	16	6,081
Home equity - lines of credit	160,203	20	46	436	—	—	160,705
Installment and other loans	17,584	—	—	40	—	6	17,630
	$1,899,389	$49,161	$13,491	$7,253	$—	$10,692	$1,979,986

Potential problem loans are defined as performing loans which have characteristics that cause management concern over the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming loans in the future. Generally, management feels that Substandard loans that are currently performing and not considered impaired result in some doubt as to the borrower’s ability to continue to perform under the terms of the loan, and represent potential problem loans. Non-impaired Substandard loans totaled $15.7 million at March 31, 2022.
Additionally, the Special Mention classification is intended to be a temporary classification reflective of loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Company’s position at some future date. Special Mention loans represent an elevated risk, but their weakness does not yet justify a more severe, or classified, rating. These loans require inquiry by lenders on the cause of the potential weakness and, once analyzed, the loan classification may be downgraded to Substandard or, alternatively, could be upgraded to Pass. Special Mention loans decreased by $6.0 million from December 31, 2021 to March 31, 2022 due to continued improvements in economic conditions resulting in upgrades to commercial loans that were previously downgraded due to the impact of the COVID-19 pandemic.
The following table summarizes activity in the ALL for the three months ended March 31, 2022 and 2021:

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
March 31, 2022
Balance, beginning of period	$12,037	$2,062	$3,814	$30	$17,943	$2,785	$215	$3,000	$237	$21,180
Provision for loan losses	(523)	258	500	(1)	234	72	(6)	66	—	300
Charge-offs	—	—	(61)	—	(61)	(10)	(13)	(23)	—	(84)
Recoveries	32	1	48	—	81	26	5	31	—	112
Balance, end of period	$11,546	$2,321	$4,301	$29	$18,197	$2,873	$201	$3,074	$237	$21,508
March 31, 2021
Balance, beginning of period	$11,151	$1,114	$3,942	$40	$16,247	$3,362	$324	$3,686	$218	$20,151
Provision for loan losses	(494)	(69)	(54)	(2)	(619)	(289)	(106)	(395)	14	(1,000)
Charge-offs	—	—	(454)	—	(454)	(21)	(20)	(41)	—	(495)
Recoveries	14	1	280	—	295	6	10	16	—	311
Balance, end of period	$10,671	$1,046	$3,714	$38	$15,469	$3,058	$208	$3,266	$232	$18,967

The ALL totaled $21.5 million at March 31, 2022, an increase of $328 thousand from December 31, 2021, resulting from a provision for loan losses of $300 thousand and net recoveries of $28 thousand during the three months ended March 31, 2022. At March 31, 2022, the ALL is higher as a percentage of the total loan portfolio at 1.09% compared to 1.07% at March 31, 2021. The ALL increased in the three months ended March 31, 2022 primarily as a result of commercial loan production; however, this was partially offset by the impact of a reduction in qualitative factors to unwind an increase from 2020 applied to the commercial real estate portfolio due to concerns about the economic impact of the COVID-19 pandemic. Excluding SBA loans, which are 100% guaranteed, the ALL to total loans remained at 1.2% at both March 31, 2022 and December 31, 2021. Despite generally favorable historical charge-off data, the impact of current economic conditions may result in the need for additional provisions for loan losses in future quarters.
Classified loans totaled $23.4 million at March 31, 2022, or 1.2% of total loans outstanding, reflecting an increase from $23.1 million, or also 1.2% of loans outstanding, at December 31, 2021. The asset quality ratios previously noted are indicative of the continued benefit the Company has received from favorable historical charge-off statistics and generally stable economic and market conditions for the last few years, even while the commercial loan portfolio has been growing.

The following table summarizes the ending loan balances individually or collectively evaluated for impairment based on loan type, as well as the ALL allocation for each, at March 31, 2022 and December 31, 2021, including PCI loans:

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
March 31, 2022
Loans allocated by:
Individually evaluated for impairment	$3,162	$—	$161	$—	$3,323	$2,710	$52	$2,762	$—	$6,085
Collectively evaluated for impairment	1,007,790	120,319	443,009	14,626	1,585,744	371,159	15,319	386,478	—	1,972,222
	$1,010,952	$120,319	$443,170	$14,626	$1,589,067	$373,869	$15,371	$389,240	$—	$1,978,307
ALL allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$29	$—	$29	$—	$29
Collectively evaluated for impairment	11,546	2,321	4,301	29	18,197	2,844	201	3,045	237	21,479
	$11,546	$2,321	$4,301	$29	$18,197	$2,873	$201	$3,074	$237	$21,508
December 31, 2021
Loans allocated by:
Individually evaluated for impairment	$3,885	$—	$250	$—	$4,135	$3,078	$40	$3,118	$—	$7,253
Collectively evaluated for impairment	985,933	106,204	485,478	14,989	1,592,604	362,539	17,590	380,129	—	1,972,733
	$989,818	$106,204	$485,728	$14,989	$1,596,739	$365,617	$17,630	$383,247	$—	$1,979,986
ALL allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$28	$—	$28	$—	$28
Collectively evaluated for impairment	12,037	2,062	3,814	30	17,943	2,757	215	2,972	237	21,152
	$12,037	$2,062	$3,814	$30	$17,943	$2,785	$215	$3,000	$237	$21,180

In addition to the specific reserve allocations on impaired loans noted previously, eight loans, with aggregate outstanding principal balances of $413 thousand, have had cumulative partial charge-offs to the ALL totaling $280 thousand at March 31, 2022. As updated appraisals are received on collateral-dependent loans, partial charge-offs are taken to the extent the loans’ principal balance exceeds their fair value.
Management believes the allocation of the ALL among the various loan classes adequately reflects the probable incurred credit losses in each portfolio and is based on the methodology outlined in Note 3, Loans and Allowance for Loan Losses, to the Consolidated Financial Statements under Part I, Item 1, "Financial Information." Management re-evaluates and makes enhancements to its reserve methodology to better reflect the risks inherent in the different segments of the portfolio, particularly in light of increased charge-offs, with noticeable differences between the different loan classes. Management believes these enhancements to the ALL methodology improve the accuracy of quantifying probable incurred credit losses inherent in the portfolio. Management charges actual loan losses to the reserve and bases the provision for loan losses on its overall analysis.
The unallocated portion of the ALL reflects estimated inherent losses within the portfolio that have not been detected, as well as the risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the ALL was 1.1% of the ALL balance at both March 31, 2022 and December 31, 2021. The Company monitors the unallocated portion of the ALL and, by policy, has determined it should not exceed 3% of the total reserve. Future negative provisions for loan losses may result if the unallocated portion was to increase, and management determined the reserves were not required for the anticipated risk in the portfolio.

Management believes the Company’s ALL is adequate based on currently available information. Future adjustments to the ALL and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.
Deposits
Deposits grew by $81.1 million, or 3%, but remained at approximately $2.5 billion at both March 31, 2022 and December 31, 2021.
Noninterest-bearing deposits increased by $4.5 million, or 1%, to $557.8 million, from December 31, 2021 to March 31, 2022. Interest-bearing deposits totaled $2.0 billion at March 31, 2022, an increase of $76.5 million, or 4%, from the $1.9 billion balance at December 31, 2021, despite a decrease in time deposits, due to maturities, of $14.6 million, or 5%.
Deposit growth in the first three months of 2022 was principally due to continued high levels of excess liquidity in the system as well as seasonal increases from public fund clients.
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
Shareholders’ equity totaled $254.8 million at March 31, 2022, a decrease of $16.9 million, or 6%, from $271.7 million at December 31, 2021. The decrease was primarily attributable to other comprehensive losses of $19.1 million due to an increase in unrealized losses on available-for-sale securities caused by a substantial increase in market interest rates, as well as dividends paid of $2.1 million and shared-based compensation costs, inclusive of common share repurchases, of $4.0 million, partially offset by net income of $8.4 million.
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
At March 31, 2022 and December 31, 2021, the Bank was considered well capitalized under applicable banking regulations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Prompt corrective action provisions are not applicable to bank holding companies, including financial holding companies.
Note 8, Shareholders' Equity and Regulatory Capital, to the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1, "Financial Information," includes a table presenting capital amounts and ratios for the Company and the Bank at March 31, 2022 and December 31, 2021.
In addition to the minimum capital ratio requirement and minimum capital ratio to be well capitalized presented in the referenced table in Note 8, the Bank must maintain a capital conservation buffer as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, Item 1 - Business, under the topic Basel III Capital Rules. At March 31, 2022, the Bank's capital conservation buffer, based on the most restrictive Total Capital to risk weighted assets capital ratio, was 5.8%, which is greater than the 2.5% requirement.

Liquidity
The primary function of asset/liability management is to ensure adequate liquidity and manage the Company’s sensitivity to changing interest rates. Liquidity management involves the ability to meet the cash flow requirements of clients who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Company's primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities, the sale of mortgage loans and borrowings from the FHLB of Pittsburgh. While maturities and scheduled amortization of loans and investment securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The maximum borrowing capacity from the FHLB is $914.0 million at March 31, 2022.
The Company regularly adjusts its investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and investment securities and the objectives of our asset/liability management policy. Unencumbered investment securities totaled $238.8 million at March 31, 2022. At March 31, 2022, the Company had $18.0 million of investment securities pledged at the FRB Discount Window, with no associated borrowings outstanding.
Supplemental Reporting of Non-GAAP Measures
As a result of acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $22.6 million and $22.9 million at March 31, 2022 and December 31, 2021, respectively.
Management believes providing certain “non-GAAP” financial information will assist investors in their understanding of the effect of acquisition activity on reported results, particularly to overcome comparability issues related to the influence of intangibles (principally goodwill) created in acquisitions. Management also believes providing certain other "non-GAAP" financial information will provide investors with clarity on its ALL to total loans ratios. The Company believes that excluding SBA-guaranteed loans, due to their credit enhancement, from loans held for investment is useful due to the size and effect on the total and ratio.
Tangible book value per share and the ALL to non-SBA guarantee loans, as used by the Company in this supplemental reporting presentation, are determined by methods other than in accordance with GAAP. While we believe this information is a useful supplement to GAAP-based measures presented in this Form 10-Q, readers are cautioned that this non-GAAP disclosure has limitations as an analytical tool, should not be viewed as a substitute for financial measures determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of our results and financial condition as reported under GAAP, nor are such measures necessarily comparable to non-GAAP performance measures that may be presented by other companies. This supplemental presentation should not be construed as an inference that our future results will be unaffected by similar adjustments to be determined in accordance with GAAP. The decrease in tangible book value per share (non-GAAP) from December 31, 2021 to March 31, 2022 is primarily due to an increase in other comprehensive losses, net of taxes, of $19.1 million due to higher unrealized losses on available-for-sale securities.
The following table presents the computation of each non-GAAP based measure shown together with its most directly comparable GAAP based measure.

	March 31, 2022	December 31, 2021
Tangible Book Value per Common Share
Shareholders' equity	$254,804	$271,656
Less: Goodwill	18,724	18,724
Other intangible assets	3,891	4,183
Related tax effect	(817)	(878)
Tangible common equity (non-GAAP)	$233,006	$249,627

Common shares outstanding	11,079	11,183
Book value per share (most directly comparable GAAP based measure)	$23.00	$24.29
Intangible assets per share	1.97	1.97
Tangible book value per share (non-GAAP)	$21.03	$22.32

	March 31, 2022	December 31, 2021
Allowance for Loan Losses to Non-SBA Guaranteed Loans:
Allowance for loan losses	$21,508	$21,180
Gross loans	$1,978,307	$1,979,986
less: SBA guaranteed loans	(124,545)	(195,585)
Non-SBA guaranteed loans	$1,853,762	$1,784,401
Allowance for loan losses to non-SBA guaranteed loans	1.2%	1.2%

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk comprises exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. In the banking industry, a major risk exposure is changing interest rates. The primary objective of monitoring our interest rate sensitivity, or risk, is to provide management the tools necessary to manage the balance sheet to minimize adverse changes in net interest income as a result of changes in the direction and level of interest rates. FRB monetary control efforts, economic uncertainty and legislative changes have been significant factors affecting the task of managing interest rate sensitivity positions in recent years.
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
The simulation analysis results are presented in the Net Interest Income table below. At March 31, 2022 and December 31, 2021, results indicated the Company would be better positioned over the subsequent 12 months in an increasing rate environment than it would be if interest rates decreased. This is due to the composition of the balance sheet between fixed- and floating-rate assets, and liabilities that will reprice more rapidly as deposits migrate from certificates of deposit to non-maturity deposits. The Company has become more asset sensitive due to the increase in liquidity and overall size of the balance sheet size and mix, specifically through non-maturity deposits. As such, an increase in interest rates would benefit the Company.
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
At March 31, 2022, similar to December 31, 2021, the results indicate the Company is asset sensitive and would benefit in a rising interest rate environment more than it would be if interest rates decreased. The results at March 31, 2022 are still driven by the impact of the low interest rate environment, the composition of the balance sheet and the duration of assets. To improve the comparability across periods, the Company follows best practices related to the assumption setting and maintains the size and mix of the period end balance sheet; thus, the results do not reflect actions management may take through the normal course of business that would impact results.

Net Interest Income			Economic Value
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates (basis points)	March 31, 2022	December 31, 2021	Change in Market Interest Rates (basis points)	March 31, 2022	December 31, 2021
(100)	(6.0)%	(1.4)%	(100)	(24.3)%	(43.8)%
100	3.3%	3.7%	100	14.4%	25.8%
200	4.9%	6.7%	200	21.3%	41.2%
300	3.7%	6.7%	300	23.9%	49.3%

Item 4. Controls and Procedures
Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at March 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at March 31, 2022. There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the three months ended March 31, 2022.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
Information regarding legal proceedings is included in Note 12, Contingencies, to the Consolidated Financial Statements under Part I, Item 1, "Financial Statements" and incorporated herein by reference.

Item 1A – Risk Factors
There have been no material changes from the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2022 to January 31, 2022	30,250	$24.84	30,250	713,580
February 1, 2022 to February 28, 2022	68,961	24.65	68,961	644,619
March 1, 2022 to March 31, 2022	82,424	23.76	82,424	562,195
Total	181,635	$24.27	181,635
In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. On April 19, 2021, the Board of Directors authorized the additional future repurchase of up to 562,000 shares of its outstanding common stock. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. For the three months ended March 31, 2022, the Company repurchased 181,635 shares of its common stock at an average price of $24.27 per share. At March 31, 2022, 415,805 shares had been repurchased under the program at a total cost of $8.9 million, or $21.35 per share. Common stock available for future repurchase totals approximately 562,195 shares, or 5% of the Company's outstanding common stock at March 31, 2022.

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

10.1
Amended and Restated Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Neelesh Kalani "incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed April 11, 2022."

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

Date: May 5, 2022