Form 10-Q
period 2022-06-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2022-08-04
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s Common Stock as of August 1, 2022: 10,675,679.

ORRSTOWN FINANCIAL SERVICES, INC.

Glossary of Defined Terms
The following terms may be used throughout this Report, including the unaudited condensed consolidated financial statements and related notes.

Term	Definition

ALL	Allowance for loan losses
AFS	Available for sale
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Orrstown Bank, the commercial banking subsidiary of Orrstown Financial Services, Inc.
CDI	Core deposit intangible
CMO	Collateralized mortgage obligation
EITC	Educational Improvement Tax Credit Program
ERM	Enterprise risk management
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross Domestic Deposit
GSE	U.S. government-sponsored enterprise
IRC	Internal Revenue Code of 1986, as amended
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
MBS	Mortgage-backed securities
MSR	Mortgage servicing right
OCI	Other comprehensive income
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
2011 Plan	2011 Orrstown Financial Services, Inc. Incentive Stock Plan
PCI loans	Purchased credit impaired loans
PACE	Property Assessed Clean Energy loans
PPP	Paycheck Protection Program
ReRemic	Re-securitization of Real Estate Mortgage Investment Conduits
ROU	Right of use (leases)
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
TDR	Troubled debt restructuring
Unless the context otherwise requires, the terms “Orrstown,” “we,” “us,” “our,” and “Company” refer to Orrstown Financial Services, Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

(Dollars in thousands, except per share amounts)	June 30, 2022	December 31, 2021
Assets
Cash and due from banks	$25,825	$21,217
Interest-bearing deposits with banks	86,081	187,493
Cash and cash equivalents	111,906	208,710
Restricted investments in bank stocks	6,500	7,252
Securities available for sale (amortized cost of $549,876 and $466,806 at June 30, 2022 and December 31, 2021, respectively)	512,698	472,438
Loans held for sale, at fair value	7,824	8,868
Loans	2,017,629	1,979,986
Less: Allowance for loan losses	(23,279)	(21,180)
Net loans	1,994,350	1,958,806
Premises and equipment, net	33,429	34,045
Cash surrender value of life insurance	70,912	70,217
Goodwill	18,724	18,724
Other intangible assets, net	3,610	4,183
Accrued interest receivable	8,425	8,234
Other assets	55,823	43,088
Total assets	$2,824,201	$2,834,565
Liabilities
Deposits:
Noninterest-bearing	$569,231	$553,238
Interest-bearing	1,909,385	1,911,691
Total deposits	2,478,616	2,464,929
Securities sold under agreements to repurchase	24,287	23,301
FHLB advances and other borrowings	1,678	1,896
Subordinated notes	31,994	31,963
Other liabilities	50,099	40,820
Total liabilities	2,586,674	2,562,909

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value—$0.05205 stated value per share 50,000,000 shares authorized; 11,236,558 shares issued and 10,675,679 outstanding at June 30, 2022; 11,258,167 shares issued and 11,183,050 outstanding at December 31, 2021	585	586
Additional paid - in capital	188,178	189,689
Retained earnings	91,723	78,700
Accumulated other comprehensive (loss) income	(29,370)	4,449
Treasury stock—560,879 and 75,117 shares, at cost at June 30, 2022 and December 31, 2021, respectively	(13,589)	(1,768)
Total shareholders’ equity	237,527	271,656
Total liabilities and shareholders’ equity	$2,824,201	$2,834,565
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share amounts)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest income
Loans	$22,027	$21,323	$43,396	$42,834
Investment securities - taxable	1,957	1,614	3,555	3,493
Investment securities - tax-exempt	1,131	638	1,853	1,138
Short-term investments	235	81	336	120
Total interest income	25,350	23,656	49,140	47,585
Interest expense
Deposits	701	1,081	1,386	2,473
Securities sold under agreements to repurchase	7	8	14	17
FHLB advances and other borrowings	21	164	43	335
Subordinated notes	503	502	1,006	1,004
Total interest expense	1,232	1,755	2,449	3,829
Net interest income	24,118	21,901	46,691	43,756
Provision for loan losses	1,775	625	2,075	(375)
Net interest income after provision for loan losses	22,343	21,276	44,616	44,131
Noninterest income
Service charges on deposit accounts	964	698	1,884	1,435
Interchange income	1,064	1,064	2,045	2,019
Other service charges and fees	230	182	383	330
Swap fee income	785	15	1,738	68
Trust and investment management income	1,905	2,020	3,846	3,932
Brokerage income	989	910	1,917	1,721
Mortgage banking activities	498	1,162	1,219	3,351
Income from life insurance	593	564	1,159	1,121
Investment securities (losses) gains	(3)	11	(149)	156
Other income	169	38	626	75
Total noninterest income	7,194	6,664	14,668	14,208
Noninterest expenses
Salaries and employee benefits	11,312	10,212	22,649	20,409
Occupancy	1,132	1,098	2,420	2,338
Furniture and equipment	1,291	1,302	2,570	2,580
Data processing	1,165	1,032	2,218	2,051
Automated teller and interchange fees	318	319	623	568
Advertising and bank promotions	881	274	1,236	699
FDIC insurance	190	158	473	352
Professional services	722	579	1,530	1,300
Directors' compensation	230	235	461	469
Taxes other than income	108	462	672	913
Intangible asset amortization	281	324	573	658
Other operating expenses	1,164	1,038	2,733	2,479
Total noninterest expenses	18,794	17,033	38,158	34,816
Income before income tax expense	10,743	10,907	21,126	23,523
Income tax expense	1,872	2,131	3,887	4,540
Net income	$8,871	$8,776	$17,239	$18,983

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Per share information:
Basic earnings per share	$0.84	$0.80	$1.61	$1.73
Diluted earnings per share	0.83	0.79	1.59	1.71
Dividends paid per share	0.19	0.18	0.38	0.36
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income	$8,871	$8,776	$17,239	$18,983
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities available for sale arising during the period	(18,606)	5,402	(42,959)	4,681
Reclassification adjustment for losses (gains) realized in net income	3	(11)	149	(156)
Net unrealized (losses) gains on securities available for sale	(18,603)	5,391	(42,810)	4,525
Tax effect	3,907	(1,132)	8,991	(950)
Total other comprehensive (loss) gain, net of tax and reclassification adjustments on securities available for sale	(14,696)	4,259	(33,819)	3,575
Unrealized (losses) gains on interest rate swaps used in cash flow hedges	—	(83)	—	656
Reclassification adjustment for losses realized in net income	—	89	—	176
Net unrealized gains on interest rate swaps used in cash flow hedges	—	6	—	832
Tax effect	—	(2)	—	(175)
Total other comprehensive gains, net of tax and reclassification adjustments on interest rate swaps used in cash flow hedges	—	4	—	657
Total other comprehensive (loss) gain, net of tax and reclassification adjustments	(14,696)	4,263	(33,819)	4,232
Total comprehensive (loss) income	$(5,825)	$13,039	$(16,580)	$23,215
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended June 30, 2022
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, April 1, 2022	$585	$188,033	$84,943	$(14,674)	$(4,083)	$254,804
Net income	—	—	8,871	—	—	8,871
Total other comprehensive loss, net of taxes	—	—	—	(14,696)	—	(14,696)
Cash dividends ($0.19 per share)	—	—	(2,091)	—	—	(2,091)
Share-based compensation plans:
10,987 net common shares acquired and 392,324 net treasury shares acquired, including compensation expense totaling $529	—	145	—	—	(9,506)	(9,361)
Balance, June 30, 2022	$585	$188,178	$91,723	$(29,370)	$(13,589)	$237,527

	Six Months Ended June 30, 2022
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2022	$586	$189,689	$78,700	$4,449	$(1,768)	$271,656
Net income	—	—	17,239	—	—	17,239
Total other comprehensive loss, net of taxes	—	—	—	(33,819)	—	(33,819)
Cash dividends ($0.38 per share)	—	—	(4,216)	—	—	(4,216)
Share-based compensation plans:
21,609 net common shares acquired and 485,762 net treasury shares acquired, including compensation expense totaling $867	(1)	(1,511)	—	—	(11,821)	(13,333)
Balance, June 30, 2022	$585	$188,178	$91,723	$(29,370)	$(13,589)	$237,527

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

	Three Months Ended June 30, 2021
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, April 1, 2021	$586	$188,511	$62,302	$3,315	$(266)	$254,448
Net income	—	—	8,776	—	—	8,776
Total other comprehensive income, net of taxes	—	—	—	4,263	—	4,263
Cash dividends ($0.18 per share)	—	—	(2,026)	—	—	(2,026)
Share-based compensation plans:
207 net common shares acquired and 12,000 net treasury shares issued, including compensation expense totaling $478	—	261	—	—	216	477
Balance, June 30, 2021	$586	$188,772	$69,052	$7,578	$(50)	$265,938

	Six Months Ended June 30, 2021
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2021	$586	$189,066	$54,099	$3,346	$(848)	$246,249
Net income	—	—	18,983	—	—	18,983
Total other comprehensive loss, net of taxes	—	—	—	4,232	—	4,232
Cash dividends ($0.36 per share)	—	—	(4,030)	—	—	(4,030)
Share-based compensation plans:
8,464 net common shares issued and 52,970 net treasury shares issued, including compensation expense totaling $945	—	(294)	—	—	798	504
Balance, June 30, 2021	$586	$188,772	$69,052	$7,578	$(50)	$265,938

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Six Months Ended
(Dollars in thousands)	June 30, 2022	June 30, 2021
Cash flows from operating activities
Net income	$17,239	$18,983
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization (discount accretion)	542	(812)
Depreciation and amortization expense	2,374	2,692
Provision for loan losses	2,075	(375)
Share-based compensation	867	945
Gains on sales of loans originated for sale	(395)	(2,791)
Mortgage loans originated for sale	(56,420)	(104,190)
Proceeds from sales of loans originated for sale	55,482	109,877
Gains on sale of portfolio loans	(306)	—
Net loss on disposal of premises and equipment	15	—
Deferred income tax expense (benefit)	1,517	(2,371)
Investment securities losses (gains)	149	(156)
Income from life insurance	(1,159)	(1,121)
(Increase) decrease in accrued interest receivable	(191)	997
Increase in other liabilities	9,279	1,449
Other, net	(5,777)	(3,292)
Net cash provided by operating activities	25,291	19,835
Cash flows from investing activities
Proceeds from sales of AFS securities	3,075	75,719
Maturities, repayments and calls of AFS securities	33,480	21,227
Purchases of AFS securities	(121,487)	(76,858)
Net redemptions of restricted investments in bank stocks	752	872
Distributions from investments in limited partnerships	1,146	—
Net (increase) decrease in loans	(39,208)	35,337
Proceeds from sales of portfolio loans	4,443	—
Purchases of bank premises and equipment	(472)	(556)
Death benefit proceeds from life insurance contracts	142	—
Net cash (used in) provided by investing activities	(118,129)	55,741
Cash flows from financing activities
Net increase in deposits	13,681	137,200
Net increase in borrowings with original maturities less than 90 days	986	3,406
Payments on FHLB advances and other borrowings	(218)	(208)
Dividends paid	(4,216)	(4,030)
Acquisition of treasury stock	(14,056)	—
Shares repurchased as treasury stock for employee taxes associated with restricted stock vesting	(232)	(514)
Proceeds from issuance of employee stock purchase plan shares	89	74
Net cash (used in) provided by financing activities	(3,966)	135,928
Net (decrease) increase in cash and cash equivalents	(96,804)	211,504
Cash and cash equivalents at beginning of period	208,710	125,258
Cash and cash equivalents at end of period	$111,906	$336,762

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,400	$3,900
Income taxes	1,725	2,100
Supplemental schedule of noncash activities:
Loans transferred from LHFS to portfolio loans	1,510	—
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
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of Orrstown Financial Services, Inc. and its wholly owned subsidiary, the Bank. The Company has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, SEC rules that permit reduced disclosure for interim periods, and Article 10 of Regulation S-X. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements. The December 31, 2021 consolidated balance sheet information contained in this Quarterly Report on Form 10-Q was derived from the Company's 2021 audited consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. All significant intercompany transactions and accounts have been eliminated.
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

Changes to the fair value of derivatives designated and that qualify as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The Company discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period due to circumstances, such as the impact of the COVID-19 pandemic. Upon discontinuance, the associated gains and losses deferred in AOCI are reclassified immediately into earnings and subsequent changes in the fair value of the cash flow hedge are recognized in earnings. At June 30, 2022 and December 31, 2021, the Company had no interest rate derivatives designated as a hedging instrument.
Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. At June 30, 2022 and December 31, 2021, the Company had interest rate swaps not designated as hedges with a total notional value of $183.5 million and $75.8 million, respectively.
The Company also may enter into risk participation agreements with a financial institution counterparty for an interest rate derivative contract related to a loan in which the Company may be a participant or the agent bank. The risk participation agreement provides credit protection to the agent bank should the borrower fail to perform on its interest rate derivative contracts with the agent bank. The Company manages its credit risk on risk participation agreements by monitoring the creditworthiness of the borrower, which follows the same credit review process as derivative instruments entered into directly with the borrower. The notional amount of a risk participation agreement reflects the Company's pro-rata share of the derivative instrument, consistent with its share of the related participated loan. Changes in the fair value of the risk participation agreement are recognized directly into earnings. At June 30, 2022 and December 31, 2021, the Company had a risk participation with sold protection with a notional value of $15.9 million for both periods, and a risk participation with purchased protection with a notional value of $5.0 million and zero at June 30, 2022 and December 31, 2021, respectively.
Leases - The Company evaluates its contracts at inception to determine if an arrangement either is a lease or contains one. Operating lease ROU assets are included in other assets and operating lease liabilities in accrued interest payable and other liabilities in the unaudited condensed consolidated balance sheets. The Company had no finance leases at June 30, 2022 and December 31, 2021.
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
ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates ("ASU 2019-10"), extended the implementation deadline of ASU 2016-13 for smaller reporting and other companies until the fiscal year and interim periods beginning after December 15, 2022. The Company meets the requirements to be considered a smaller reporting company under SEC Regulation S-K and SEC Rule 405, and will adopt ASU 2016-13 effective January 1, 2023. The Company is evaluating the impact of the adoption of ASU 2016-13, and is working with a third-party vendor solution to assist with the application of ASU 2016-13 and finalizing the loss estimation models to be used. Once management finalizes which methods will be utilized, another third party vendor will be contracted to perform a model validation prior to adoption. The Company expects to recognize a one-time cumulative-effect adjustment to the allowance for credit losses as of the date of adoption of the new standard. While the Company anticipates the allowance for loan losses will increase under its current assumptions, it expects the impact of adopting ASU 2016-13 will be influenced by the composition, characteristics and quality of its loan and investment securities portfolios, as well as general economic conditions and forecasts at the adoption date. The other provisions of ASU 2019-10 were not applicable to the Company.
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

NOTE 2. INVESTMENT SECURITIES
At June 30, 2022 and December 31, 2021, all investment securities were classified as AFS. The following table summarizes amortized cost and fair value of investment securities, and the corresponding amounts of gross unrealized gains and losses recognized in AOCI, at June 30, 2022 and December 31, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022
U.S. Treasury securities	$20,077	$—	$2,108	$17,969
States and political subdivisions	255,144	768	22,385	233,527
GSE residential MBSs	65,370	—	3,812	61,558
GSE residential CMOs	73,881	217	4,407	69,691
Non-agency CMOs	21,993	3	1,298	20,698
Asset-backed	113,012	—	4,156	108,856
Other	399	—	—	399
Totals	$549,876	$988	$38,166	$512,698
December 31, 2021
U.S. Treasury securities	$20,084	$—	$382	$19,702
States and political subdivisions	185,437	8,606	673	193,370
GSE residential MBSs	41,260	44	578	40,726
GSE residential CMOs	66,430	436	944	65,922
Non-agency CMOs	30,676	—	978	29,698
Asset-backed	122,520	401	300	122,621
Other	399	—	—	399
Totals	$466,806	$9,487	$3,855	$472,438

The following table summarizes investment securities with unrealized losses at June 30, 2022 and December 31, 2021, aggregated by major investment security type and the length of time in a continuous unrealized loss position.

	Less Than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
June 30, 2022
U.S. Treasury securities	3	$17,969	$2,108	—	$—	$—	3	$17,969	$2,108
States and political subdivisions	35	186,442	22,385	—	—	—	35	186,442	22,385
GSE residential MBSs	15	61,558	3,812	—	—	—	15	61,558	3,812
GSE residential CMOs	8	45,599	3,245	5	18,803	1,162	13	64,402	4,407
Non-agency CMOs	3	16,222	1,298	—	—	—	3	16,222	1,298
Asset-backed	13	79,365	3,168	3	29,491	988	16	108,856	4,156
Totals	77	$407,155	$36,016	8	$48,294	$2,150	85	$455,449	$38,166
December 31, 2021
U.S. Treasury securities	3	$19,702	$382	—	$—	$—	3	$19,702	$382
States and political subdivisions	12	45,522	673	—	—	—	12	45,522	673
GSE residential MBSs	9	37,899	578	—	—	—	9	37,899	578
GSE residential CMOs	7	41,163	944	—	—	—	7	41,163	944
Non-agency CMOs	3	24,661	978	—	—	—	3	24,661	978
Asset-backed	3	21,245	138	3	34,180	162	6	55,425	300
Totals	37	$190,192	$3,693	3	$34,180	$162	40	$224,372	$3,855

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
U.S. Treasury Securities. The unrealized losses presented in the table above have been caused by an increase in rates from the time these securities were purchased. Management considers the full faith and credit of the U.S. government in determining whether a security is OTTI. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at June 30, 2022 or December 31, 2021.
States and Political Subdivisions. The unrealized losses presented in the table above have been caused by a rise in interest rates from the time these securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is OTTI. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at June 30, 2022 or December 31, 2021.
GSE Residential CMOs and GSE Residential MBS. The unrealized losses presented in the table above have been caused by a widening of spreads and a rise in interest rates from the time these securities were purchased. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than its par value basis. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at June 30, 2022 or December 31, 2021.
Non-Agency CMOs. The unrealized losses presented in the table above were caused by a widening of spreads and a rise in interest rates from the time the securities were purchased. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at June 30, 2022 or December 31, 2021.
Asset-backed. The unrealized losses presented in the table above were caused by a widening of spreads from the time the securities were purchased. Management considers the investment rating and other credit support in determining whether a security is OTTI. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at June 30, 2022 or December 31, 2021.
The following table summarizes amortized cost and fair value of investment securities by contractual maturity at June 30, 2022. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$249	$249
Due after one year through five years	3,122	3,191
Due after five years through ten years	85,322	79,065
Due after ten years	186,927	169,390
CMOs and MBSs	161,244	151,947
Asset-backed	113,012	108,856
Totals	$549,876	$512,698
The following table summarizes proceeds from sales of investment securities and gross gains and gross losses for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Proceeds from sale of investment securities	$—	$—	$3,075	$75,719
Gross gains	—	11	25	1,362
Gross losses	3	—	3	1,206

During the three and six months ended June 30, 2022, the Company recorded net investment security losses of $3 thousand and net investment security gains of $22 thousand, respectively, compared to net gains of $11 thousand and $156 thousand for the three and six months ended June 30, 2021, respectively. A non-agency CMO was called, which resulted in a loss of $171 thousand for the six months ended June 30, 2022. During the six months ended June 30, 2022, a partial sale of one security with a principal balance of $3.1 million was sold for proceeds of $3.1 million compared to 14 securities with a principal balance of $75.6 million that were sold for proceeds of $75.7 million during the six months ended June 30, 2021. There were no securities sold during the three months ended June 30, 2022 and 2021. Investment securities with a fair value of $341.9 million and $295.6 million at June 30, 2022 and December 31, 2021, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.
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
Commercial and industrial loans include advances to local and regional businesses for general commercial purposes and include permanent and short-term working capital, machinery and equipment financing, and may be either in the form of lines of credit or term loans. Although commercial and industrial loans may be unsecured to our highest-rated borrowers, the majority of these loans are secured by the borrower’s accounts receivable, inventory and machinery and equipment. In a significant number of these loans, the collateral also includes the business real estate or the business owner’s personal real estate or assets. Commercial and industrial loans present credit exposure to the Company, as they are more susceptible to risk of loss during a downturn in the economy as borrowers may have greater difficulty in meeting their debt service requirements and the value of the collateral may decline. The Company attempts to mitigate this risk through its underwriting standards, including evaluating the creditworthiness of the borrower and, to the extent available, credit ratings on the business. Additionally, monitoring of the loans through annual renewals and meetings with the borrowers are typical. However, these procedures cannot eliminate the risk of loss associated with commercial and industrial lending. At June 30, 2022 and December 31, 2021, commercial and industrial loans include $30.2 million and $189.9 million, respectively, of loans, net of deferred fees and costs, originated through the SBA PPP. At June 30, 2022, the Bank has $758 thousand of net deferred SBA PPP fees remaining to be recognized through net interest income over the remaining life of the loans. The timing of the recognition of these fees is dependent upon the loan forgiveness process established by the SBA. As these loans are 100% guaranteed by the SBA, there is no associated ALL at June 30, 2022.
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

The following table presents the loan portfolio by segment and class, excluding residential mortgage LHFS, at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Commercial real estate:
Owner occupied	$287,825	$238,668
Non-owner occupied	559,309	551,783
Multi-family	116,110	93,255
Non-owner occupied residential	109,141	106,112
Acquisition and development:
1-4 family residential construction	22,650	12,279
Commercial and land development	134,947	93,925
Commercial and industrial (1)	379,729	485,728
Municipal	12,957	14,989
Residential mortgage:
First lien	202,787	198,831
Home equity - term	5,996	6,081
Home equity - lines of credit	171,269	160,705
Installment and other loans	14,909	17,630
Total loans	$2,017,629	$1,979,986
(1) This balance includes $30.2 million and $189.9 million of SBA PPP loans, net of deferred fees and costs, at June 30, 2022 and December 31, 2021, respectively.
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

The following table summarizes the Company’s loan portfolio ratings based on its internal risk rating system at June 30, 2022 and December 31, 2021:

	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	PCI Loans	Total
June 30, 2022
Commercial real estate:
Owner occupied	$274,188	$6,086	$2,375	$2,910	$—	$2,266	$287,825
Non-owner occupied	547,382	9,221	2,409	—	—	297	559,309
Multi-family	107,779	8,082	249	—	—	—	116,110
Non-owner occupied residential	105,680	2,261	503	98	—	599	109,141
Acquisition and development:
1-4 family residential construction	22,650	—	—	—	—	—	22,650
Commercial and land development	133,264	1,683	—	—	—	—	134,947
Commercial and industrial	365,407	5,877	6,266	62	—	2,117	379,729
Municipal	12,957	—	—	—	—	—	12,957
Residential mortgage:
First lien	195,674	—	221	2,448	—	4,444	202,787
Home equity - term	5,974	—	—	6	—	16	5,996
Home equity - lines of credit	170,834	—	46	389	—	—	171,269
Installment and other loans	14,861	—	—	42	—	6	14,909
	$1,956,650	$33,210	$12,069	$5,955	$—	$9,745	$2,017,629

December 31, 2021
Commercial real estate:
Owner occupied	$219,250	$7,239	$6,087	$3,763	$—	$2,329	$238,668
Non-owner occupied	528,010	23,297	166	—	—	310	551,783
Multi-family	84,414	8,238	603	—	—	—	93,255
Non-owner occupied residential	102,588	1,065	1,153	122	—	1,184	106,112
Acquisition and development:
1-4 family residential construction	12,279	—	—	—	—	—	12,279
Commercial and land development	92,049	1,385	491	—	—	—	93,925
Commercial and industrial	470,579	7,917	4,720	250	—	2,262	485,728
Municipal	14,989	—	—	—	—	—	14,989
Residential mortgage:
First lien	191,386	—	225	2,635	—	4,585	198,831
Home equity - term	6,058	—	—	7	—	16	6,081
Home equity - lines of credit	160,203	20	46	436	—	—	160,705
Installment and other loans	17,584	—	—	40	—	6	17,630
	$1,899,389	$49,161	$13,491	$7,253	$—	$10,692	$1,979,986

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
At June 30, 2022 and December 31, 2021, except for TDRs, all of the Company’s loan impairments were measured based on the estimated fair value of the collateral securing the loan. By definition, TDRs are considered impaired. All TDR impairment analyses are initially based on discounted cash flows for those loans. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it could also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
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
The following table, which excludes accruing PCI loans, summarizes impaired loans by segment and class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at June 30, 2022 and December 31, 2021. The recorded investment in loans excludes accrued interest receivable due to insignificance. Related allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and any partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
June 30, 2022
Commercial real estate:
Owner-occupied	$—	$—	$—	$2,910	$3,862
Non-owner occupied residential	—	—	—	98	212
Commercial and industrial	—	—	—	62	336
Residential mortgage:
First lien	181	181	28	2,267	3,103
Home equity—term	—	—	—	6	9
Home equity—lines of credit	—	—	—	389	619
Installment and other loans	—	—	—	42	42
	$181	$181	$28	$5,774	$8,183
December 31, 2021
Commercial real estate:
Owner-occupied	$—	$—	$—	$3,763	$4,902
Non-owner occupied residential	—	—	—	122	259
Commercial and industrial	—	—	—	250	547
Residential mortgage:
First lien	341	341	28	2,294	3,337
Home equity—term	—	—	—	7	10
Home equity—lines of credit	—	—	—	436	653
Installment and other loans	—	—	—	40	40
	$341	$341	$28	$6,912	$9,748

The following table, which excludes accruing PCI loans, summarizes the average recorded investment in impaired loans and related recognized interest income for the three and six months ended June 30, 2022 and 2021:

	2022		2021
	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Three Months Ended June 30,
Commercial real estate:
Owner-occupied	$3,006	$—	$4,072	$—
Non-owner occupied residential	99	—	259	—
Commercial and industrial	117	—	3,302	—
Residential mortgage:
First lien	2,310	8	2,542	10
Home equity – term	6	—	18	—
Home equity - lines of credit	408	—	547	—
Installment and other loans	49	—	13	—
	$5,995	$8	$10,753	$10
Six Months Ended June 30,
Commercial real estate:
Owner occupied	$3,236	$—	$3,726	$1
Multi-family	—	—	11	—
Non-owner occupied residential	103	—	263	—
Acquisition and development:
Commercial and land development	—	—	351	—
Commercial and industrial	168	—	3,049	—
Residential mortgage:
First lien	2,369	15	2,593	21
Home equity - term	6	—	14	—
Home equity - lines of credit	419	—	581	—
Installment and other loans	46	—	12	—
	$6,347	$15	$10,600	$22

The following table presents impaired loans that are TDRs, with the recorded investment at June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing:
Residential mortgage:
First lien	7	$568	8	$804
	7	568	8	804
Nonaccruing:
Residential mortgage:
First lien	6	264	5	285
Installment and other loans	1	4	—	—
	7	268	5	285
	14	$836	13	$1,089

There were one and two new TDRs, both on non-accrual status, of $4 thousand and $6 thousand, for the three and six months ended June 30, 2022, respectively. There were no new TDRs in 2021.
Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of loan portfolio summarized by aging categories of performing loans and nonaccrual loans at June 30, 2022 and December 31, 2021:

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
June 30, 2022
Commercial real estate:
Owner occupied	$282,280	$369	$—	$—	$369	$2,910	$285,559
Non-owner occupied	558,928	84	—	—	84	—	559,012
Multi-family	116,110	—	—	—	—	—	116,110
Non-owner occupied residential	108,324	120	—	—	120	98	108,542
Acquisition and development:
1-4 family residential construction	22,650	—	—	—	—	—	22,650
Commercial and land development	134,947	—	—	—	—	—	134,947
Commercial and industrial	376,246	1,304	—	—	1,304	62	377,612
Municipal	12,957	—	—	—	—	—	12,957
Residential mortgage:
First lien	195,825	123	466	49	638	1,880	198,343
Home equity - term	5,965	9	—	—	9	6	5,980
Home equity - lines of credit	170,679	133	68	—	201	389	171,269
Installment and other loans	14,734	103	24	—	127	42	14,903
Subtotal	1,999,645	2,245	558	49	2,852	5,387	2,007,884
Loans acquired with credit deterioration:
Commercial real estate:
Owner occupied	2,266	—	—	—	—	—	2,266
Non-owner occupied	297	—	—	—	—	—	297
Non-owner occupied residential	484	—	—	115	115	—	599
Commercial and industrial	2,117	—	—	—	—	—	2,117
Residential mortgage:
First lien	4,164	10	112	158	280	—	4,444
Home equity - term	16	—	—	—	—	—	16
Installment and other loans	6	—	—	—	—	—	6
Subtotal	9,350	10	112	273	395	—	9,745
	$2,008,995	$2,255	$670	$322	$3,247	$5,387	$2,017,629

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
December 31, 2021
Commercial real estate:
Owner occupied	$231,371	$314	$—	$891	$1,205	$3,763	$236,339
Non-owner occupied	551,473	—	—	—	—	—	551,473
Multi-family	93,255	—	—	—	—	—	93,255
Non-owner occupied residential	104,645	161	—	—	161	122	104,928
Acquisition and development:
1-4 family residential construction	12,279	—	—	—	—	—	12,279
Commercial and land development	93,793	132	—	—	132	—	93,925
Commercial and industrial	483,088	128	—	—	128	250	483,466
Municipal	14,989	—	—	—	—	—	14,989
Residential mortgage:
First lien	189,043	2,995	281	96	3,372	1,831	194,246
Home equity - term	6,042	16	—	—	16	7	6,065
Home equity - lines of credit	159,628	641	—	—	641	436	160,705
Installment and other loans	17,467	109	8	—	117	40	17,624
Subtotal	1,957,073	4,496	289	987	5,772	6,449	1,969,294
Loans acquired with credit deterioration:
Commercial real estate:
Owner occupied	2,329	—	—	—	—	—	2,329
Non-owner occupied	310	—	—	—	—	—	310
Non-owner occupied residential	479	—	587	118	705	—	1,184
Commercial and industrial	2,262	—	—	—	—	—	2,262
Residential mortgage:
First lien	3,937	387	166	95	648	—	4,585
Home equity - term	15	—	—	1	1	—	16
Installment and other loans	6	—	—	—	—	—	6
Subtotal	9,338	387	753	214	1,354	—	10,692
	$1,966,411	$4,883	$1,042	$1,201	$7,126	$6,449	$1,979,986

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
All factors noted above were deemed appropriate at June 30, 2022. For the six months ended June 30, 2022, these factors were unchanged, except for a reduction in the National and Local Economic Conditions factor during the first quarter of 2022. This factor had been increased previously for economic concerns in the commercial real estate portfolio associated with the COVID-19 pandemic. The additional allocation was removed at March 31, 2022 as these concerns had subsided.

The following table presents the activity in the ALL for the three and six months ended June 30, 2022 and 2021:

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
June 30, 2022
Balance, beginning of period	$11,546	$2,321	$4,301	$29	$18,197	$2,873	$201	$3,074	$237	$21,508
Provision for loan losses	748	695	184	(3)	1,624	127	24	151	—	1,775
Charge-offs	—	—	(54)	—	(54)	—	(5)	(5)	—	(59)
Recoveries	—	8	40	—	48	4	3	7	—	55
Balance, end of period	$12,294	$3,024	$4,471	$26	$19,815	$3,004	$223	$3,227	$237	$23,279
June 30, 2021
Balance, beginning of period	$10,671	$1,046	$3,714	$38	$15,469	$3,058	$208	$3,266	$232	$18,967
Provision for loan losses	806	197	(223)	(9)	771	(142)	19	(123)	(23)	625
Charge-offs	(181)	—	(112)	—	(293)	(71)	(9)	(80)	—	(373)
Recoveries	19	—	116	—	135	18	9	27	—	162
Balance, end of period	$11,315	$1,243	$3,495	$29	$16,082	$2,863	$227	$3,090	$209	$19,381
Six Months Ended
June 30, 2022
Balance, beginning of period	$12,037	$2,062	$3,814	$30	$17,943	$2,785	$215	$3,000	$237	$21,180
Provision for loan losses	225	953	684	(4)	1,858	199	18	217	—	2,075
Charge-offs	—	—	(115)	—	(115)	(10)	(18)	(28)	—	(143)
Recoveries	32	9	88	—	129	30	8	38	—	167
Balance, end of period	$12,294	$3,024	$4,471	$26	$19,815	$3,004	$223	$3,227	$237	$23,279
June 30, 2021
Balance, beginning of period	$11,151	$1,114	$3,942	$40	$16,247	$3,362	$324	$3,686	$218	$20,151
Provision for loan losses	312	128	(277)	(11)	152	(431)	(87)	(518)	(9)	(375)
Charge-offs	(181)	—	(566)	—	(747)	(92)	(29)	(121)	—	(868)
Recoveries	33	1	396	—	430	24	19	43	—	473
Balance, end of period	$11,315	$1,243	$3,495	$29	$16,082	$2,863	$227	$3,090	$209	$19,381

The following table summarizes the ending loan balance individually evaluated for impairment based upon loan segment, as well as the related ALL loss allocation for each at June 30, 2022 and December 31, 2021. Accruing PCI loans are excluded from loans individually evaluated for impairment.

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
June 30, 2022
Loans allocated by:
Individually evaluated for impairment	$3,008	$—	$62	$—	$3,070	$2,843	$42	$2,885	$—	$5,955
Collectively evaluated for impairment	1,069,377	157,597	379,667	12,957	1,619,598	377,209	14,867	392,076	—	2,011,674
	$1,072,385	$157,597	$379,729	$12,957	$1,622,668	$380,052	$14,909	$394,961	$—	$2,017,629
ALL allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$28	$—	$28	$—	$28
Collectively evaluated for impairment	12,294	3,024	4,471	26	19,815	2,976	223	3,199	237	23,251
	$12,294	$3,024	$4,471	$26	$19,815	$3,004	$223	$3,227	$237	$23,279
December 31, 2021
Loans allocated by:
Individually evaluated for impairment	$3,885	$—	$250	$—	$4,135	$3,078	$40	$3,118	$—	$7,253
Collectively evaluated for impairment	985,933	106,204	485,478	14,989	1,592,604	362,539	17,590	380,129	—	1,972,733
	$989,818	$106,204	$485,728	$14,989	$1,596,739	$365,617	$17,630	$383,247	$—	$1,979,986
ALL allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$28	$—	$28	$—	$28
Collectively evaluated for impairment	12,037	2,062	3,814	30	17,943	2,757	215	2,972	237	21,152
	$12,037	$2,062	$3,814	$30	$17,943	$2,785	$215	$3,000	$237	$21,180

The following table provides activity for the accretable yield on purchased impaired loans for the three and six months ended June 30, 2022 and 2021, respectively:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Accretable yield, beginning of period	$2,517	$3,072	$2,661	$3,438
Accretion of income	(276)	(209)	(590)	(676)
Reclassifications from nonaccretable difference due to improvement in expected cash flows	102	74	345	118
Other changes, net	77	79	4	136
Accretable yield, end of period	$2,420	$3,016	$2,420	$3,016

NOTE 4. LEASES
A lease provides the lessee the right to control the use of an identified asset for a period of time in exchange for consideration. The Company has primarily entered into operating leases for branches and office space. Most of the Company's leases contain renewal options, which the Company is reasonably certain to exercise. Including renewal options, the Company's leases range from six to 31 years. Operating lease right-of-use assets and lease liabilities are included in other assets and accrued interest and other liabilities on the Company's unaudited condensed consolidated balance sheets.
The Company uses its incremental borrowing rate to determine the present value of the lease payments, as the rate implicit in the Company's leases is not readily determinable. Lease agreements that contain non-lease components are generally accounted for as a single lease component, while variable costs, such as common area maintenance expenses and property taxes, are expensed as incurred.
The following table summarizes the Company's operating leases at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Operating lease ROU assets	$10,093	$10,515
Operating lease ROU liabilities	10,753	11,119
Weighted-average remaining lease term (in years)	14.3	14.6
Weighted-average discount rate	4.1%	4.1%
The following table presents information related to the Company's operating leases for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Cash paid for operating lease liabilities	$295	$318	$589	$616
Operating lease expense	349	388	743	791
The following table presents expected future maturities of the Company's lease liabilities as of June 30, 2022:

Remainder of 2022	$573
2023	1,216
2024	1,246
2025	1,269
2026	1,302
Thereafter	9,687
15,293
Less: imputed interest	4,540
Total lease liabilities	$10,753

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
At June 30, 2022 and 2021, goodwill was $18.7 million. No impairment charges were recorded in the three and six months ended June 30, 2022 and June 30, 2021.

Goodwill is not amortized but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit.
The Company conducted its last annual goodwill impairment test as of November 30, 2021 using generally accepted valuation methods. As a result of that impairment test, no goodwill impairment was identified. No changes occurred that would impact the results of that analysis through June 30, 2022.

The following table presents changes in and components of other intangible assets for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning of period	$3,891	$5,124	$4,183	$5,458
Amortization expense	(281)	(324)	(573)	(658)
Balance, end of period	$3,610	$4,800	$3,610	$4,800
No impairment charges were recorded in the three and six months ended June 30, 2022 and June 30, 2021.
The following table presents the components of other identifiable intangible assets at June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$8,390	$4,781	$8,390	$4,208
Other customer relationship intangibles	25	24	25	24
Total	$8,415	$4,805	$8,415	$4,232

The following table presents future estimated aggregate amortization expense for intangible assets remaining at June 30, 2022:

Remainder of 2022	$532
2023	935
2024	766
2025	596
2026	427
Thereafter	354
$3,610

NOTE 6. SHARE-BASED COMPENSATION PLANS
The Company maintains share-based compensation plans under the shareholder-approved 2011 Plan. The purpose of the share-based compensation plans is to provide officers, employees, and non-employee members of the Board of Directors of the Company with additional incentive to further the success of the Company. At the Company's 2022 Annual Meeting of Shareholders held on April 26, 2022, the Company's shareholders approved an amendment to the 2011 Plan increasing the number of shares available for issuance under the 2011 Plan by 400,000. At June 30, 2022, 1,281,920 shares of the common stock of the Company were reserved, of which 537,611 shares are available to be issued.
The 2011 Plan incentive awards may consist of grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock units and performance shares. All employees and members of the Board of Directors of the Company and its subsidiaries are eligible to participate in the 2011 Plan. The 2011 Plan allows for the Compensation Committee of the Board of Directors to determine the type of incentive to be awarded, its term, manner of exercise, vesting and restrictions on shares. Generally, awards are nonqualified under the IRC, unless the awards are deemed to be incentive awards to employees at the Compensation Committee’s discretion.

The following table presents a summary of nonvested restricted shares activity for the six months ended June 30, 2022:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares, beginning of year	274,697	$20.05
Granted	137,449	24.89
Forfeited	(26,290)	21.40
Vested	(76,931)	19.67
Nonvested shares, at period end	308,925	$22.18
The following table presents restricted share compensation expense, with tax benefit information, and fair value of shares vested, for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Restricted share award expense	$529	$478	$859	$912
Restricted share award tax benefit	111	126	180	218
Fair value of shares vested	540	511	1,864	1,539
The unrecognized compensation expense related to the share awards totaled $4.1 million at June 30, 2022 and $2.3 million at December 31, 2021. The unrecognized compensation expense at June 30, 2022 is expected to be recognized over a weighted-average period of 2.0 years.
The Company maintains an employee stock purchase plan to provide its employees with an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed 10% of their annual salary, at the lower of 95% of the fair market value of the shares on the semi-annual offering date or related purchase date. The purchases occur in March and September of each year. The Company reserved 350,000 shares of its common stock to be issued under the employee stock purchase plan. At June 30, 2022, 147,527 shares were available to be issued under the employee stock purchase plan.
The following table presents information for the employee stock purchase plan for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Shares purchased	—	—	3,953	5,484
Weighted average price of shares purchased	$—	$—	$22.46	$13.44
Compensation expense recognized	—	—	8	33
The Company issues new shares or treasury shares, depending on market conditions, in its share-based compensation plans.

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company may enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Derivative financial instruments may be used as risk management tools by the Company to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings and are not used for trading or speculative purposes.
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company, however, discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period due to circumstances, such as the impact of the COVID-19 pandemic. Upon discontinuance, the associated gains and losses deferred in AOCI are reclassified immediately into earnings and subsequent changes in the fair value of the cash flow hedge are recognized in earnings. At June 30, 2022 and December 31, 2021, the Company had no interest rate derivative designated as a hedging instrument.
The Company enters into interest rate swaps that allow its commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges and are marked through earnings. At June 30, 2022, the Company had 17 customer and 17 corresponding third-party broker interest rate derivatives not designated as a hedging instrument with an aggregate notional amount of $183.5 million. The Company had $75.8 million in notional amount of such derivative instruments at December 31, 2021. The Company entered into three new interest rate swaps with its commercial loan customers and recognized swap fee income of $785 thousand during the three months ended June 30, 2022 compared to one new interest rate swap that resulted in swap fee income of $15 thousand during the three months ended June 30, 2021. During the six months ended June 30, 2022 and 2021, the Company recognized swap fee income of $1.7 million from five new interest rate swaps and $68 thousand from two new interest rate swaps, respectively, which are included in noninterest income in the unaudited condensed consolidated statements of income. At June 30, 2022 and December 31, 2021, the Company provided cash collateral of $2.7 million and $260 thousand to the third parties for these derivatives, respectively. At June 30, 2022 and December 31, 2021, the Company was holding cash collateral of $6.1 million and $490 thousand from the third parties for these derivatives, respectively.
The Company also may enter into risk participation agreements with a financial institution counterparty for an interest rate derivative contract related to a loan in which the Company may be a participant or the agent bank. The risk participation agreement provides credit protection to the agent bank should the borrower fail to perform on its interest rate derivative contracts with the agent bank. The Company manages its credit risk on the risk participation agreement by monitoring the creditworthiness of the borrower, which follows the same credit review process as the derivative instruments entered into directly with the borrower. The notional amount of such risk participation agreement reflects the Company’s pro-rata share of the derivative instrument, consistent with its share of the related participated loan. At June 30, 2022 and December 31, 2021, the Company had a risk participation with sold protection with a notional value of $15.9 million for both periods, and a risk participation with purchased protection with a notional value of $5.0 million and zero at June 30, 2022 and December 31, 2021, respectively. For the three and six months ended June 30, 2021, the Company received an upfront fee of zero and $53 thousand, respectively, upon entry into the risk participation agreement with sold protection, which is included in noninterest income in the unaudited condensed consolidated statements of income. There was no upfront fee on the new risk participation during the three and six months ended June 30, 2022.
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
The following table summarizes the fair value of the Company's derivative instruments at June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps	$91,731	Other assets	$5,853	$37,915	Other assets	$764
Interest rate swaps	91,731	Other liabilities	(5,717)	37,915	Other liabilities	(758)
Risk participation - sold credit protection	15,855	Other liabilities	—	15,855	Other liabilities	(2)
Risk participation - purchased credit protection	4,992	Other assets	28	—	Not applicable	—
Interest rate lock commitments with customers	7,713	Other assets	186	16,604	Other assets	353
Forward sale commitments	8,328	Other assets	683	8,665	Other assets	52
Total derivatives not designated as hedging instruments			$1,033			$409

The following tables summarize the effect of the Company's derivative financial instruments on OCI and net income for the three and six months ended June 30, 2022 and 2021:

	Amount of Loss Recognized in OCI on Derivative		Amount of Gain Recognized in OCI on Derivative
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Derivatives in cash flow hedging relationships:
Interest rate products	$—	$(83)	$—	$656
Total	$—	$(83)	$—	$656

	Amount of Loss Reclassified from AOCI into Income		Amount of Loss Reclassified from AOCI into Income		Location of Loss Recognized from AOCI into Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Derivatives in cash flow hedging relationships:
Interest rate products	$—	$(89)	$—	$(176)	Interest expense
Total	$—	$(89)	$—	$(176)

During the three months ended September 30, 2021, the Company terminated its interest rate swap designated as a hedging instrument of $50.0 million.

	Amount of Gain (Loss) Recognized in Income		Amount of Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Derivatives not designated as hedging instruments:
Interest rate products	$93	$(16)	$130	$37	Other operating expenses
Risk participation agreement	28	—	30	(4)	Other operating expenses
Interest rate lock commitments with customers	(113)	(216)	(167)	(217)	Mortgage banking activities
Forward sale commitment	330	(171)	631	83	Mortgage banking activities
Total	$339	$(403)	$624	$(101)

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
Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject at June 30, 2022 and December 31, 2021.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's classification.
The following table presents capital amounts and ratios at June 30, 2022 and December 31, 2021:

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Total risk-based capital:
Orrstown Financial Services, Inc.	$300,376	13.5%	$234,163	10.5%	n/a	n/a
Orrstown Bank	296,723	13.3%	234,096	10.5%	$222,949	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	243,470	10.9%	189,560	8.5%	n/a	n/a
Orrstown Bank	271,811	12.2%	189,506	8.5%	178,359	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	243,470	10.9%	156,109	7.0%	n/a	n/a
Orrstown Bank	271,811	12.2%	156,064	7.0%	144,917	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	243,470	8.5%	114,400	4.0%	n/a	n/a
Orrstown Bank	271,811	9.5%	114,452	4.0%	143,065	5.0%
December 31, 2021
Total risk-based capital:
Orrstown Financial Services, Inc.	$297,823	15.0%	$208,617	10.5%	n/a	n/a
Orrstown Bank	278,780	14.0%	208,550	10.5%	$198,619	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	243,075	12.2%	168,880	8.5%	n/a	n/a
Orrstown Bank	255,995	12.9%	168,826	8.5%	158,895	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	243,075	12.2%	139,078	7.0%	n/a	n/a
Orrstown Bank	255,995	12.9%	139,033	7.0%	129,102	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	243,075	8.5%	114,384	4.0%	n/a	n/a
Orrstown Bank	255,995	8.9%	114,470	4.0%	143,087	5.0%
In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. On April 19, 2021, the Board of Directors authorized the additional future repurchase of up to 562,000 shares of its outstanding common stock. When and if appropriate, repurchases may be made in the open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. At June 30, 2022, 823,629 shares had been repurchased at a total cost of $18.8 million, or $22.79 per share. Common stock available for future repurchase totals approximately 154,371 shares, or 1% of the Company's outstanding common stock at June 30, 2022.
On July 18, 2022, the Board of Directors declared a cash dividend of $0.19 per common share, which will be paid on August 8, 2022 to shareholders of record at August 1, 2022.

NOTE 9. EARNINGS PER SHARE
The following table presents earnings per share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$8,871	$8,776	$17,239	$18,983
Weighted average shares outstanding - basic	10,610	10,975	10,735	10,975
Dilutive effect of share-based compensation	134	137	140	118
Weighted average shares outstanding - diluted	10,744	11,112	10,875	11,093
Per share information:
Basic earnings per share	$0.84	$0.80	$1.61	$1.73
Diluted earnings per share	0.83	0.79	1.59	1.71

Average outstanding restricted award shares totaling 4,433 and zero for the three months ended June 30, 2022 and 2021, respectively, and 58,328 and zero for the six months ended June 30, 2022 and 2021, respectively, were not included in the computation of earnings per share because the effect was antidilutive. The dilutive effect of share-based compensation in each period above relates principally to restricted stock awards.

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

	Contractual or Notional Amount
	June 30, 2022	December 31, 2021
Commitments to fund:
Home equity lines of credit	$282,911	$261,580
1-4 family residential construction loans	63,345	40,348
Commercial real estate, construction and land development loans	153,906	124,488
Commercial, industrial and other loans	291,305	378,996
Standby letters of credit	22,322	19,724
Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each client’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the client. Collateral varies but may include accounts receivable, inventory, equipment, residential real estate, and income-producing commercial properties.
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. The Company holds collateral supporting those commitments when deemed necessary by management. The liability at June 30, 2022 and December 31, 2021 for guarantees under standby letters of credit issued was not considered to be material.

The Company maintains a reserve, based on historical loss experience of the related loan class and utilization assumptions, for off-balance sheet credit exposures that currently are not funded, in other liabilities on the unaudited condensed consolidated balance sheets. This reserve totaled approximately $1.6 million at both June 30, 2022 and December 31, 2021.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
June 30, 2022
Financial Assets
Investment securities:
U.S. Treasury securities	$17,969	$—	$—	$17,969
States and political subdivisions	—	227,272	6,255	233,527
GSE residential MBSs	—	61,558	—	61,558
GSE residential CMOs	—	69,691	—	69,691
Nonagency CMOs	—	20,698	—	20,698
Asset-backed	—	108,856	—	108,856
Other	399	—	—	399
Loans held for sale	—	7,824	—	7,824
Derivatives	—	5,882	186	6,068
Totals	$18,368	$501,781	$6,441	$526,590
Financial Liabilities
Derivatives	$—	$5,717	$—	$5,717

December 31, 2021
Financial Assets
Investment securities:
U.S. Treasury securities	$19,702	$—	$—	$19,702
States and political subdivisions	—	183,171	10,199	193,370
GSE residential MBSs	—	40,726	—	40,726
GSE residential CMOs	—	65,922	—	65,922
Nonagency CMOs	—	16,750	12,948	29,698
Asset-backed	—	122,621	—	122,621
Other	399	—	—	399
Loans held for sale	—	8,868	—	8,868
Derivatives	—	764	353	1,117
Totals	$20,101	$438,822	$23,500	$482,423
Financial Liabilities
Derivatives	$—	$760	$—	$760

The Company had one municipal bond measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2022 and one municipal bond and one non-agency CMO measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2021. During the three months ended June 30, 2022, the non-agency CMO security was called by the issuer. The Level 3 valuation is based on a non-executable broker quote, which is considered a significant unobservable input. Such quotes are updated as available and may remain constant for a period of time for certain broker-quoted securities that do not move with the market or that are not interest rate sensitive as a result of their structure or overall attributes.
The Company’s residential mortgage LHFS are recorded at fair value utilizing Level 2 measurements. This fair value measurement is determined based upon third party quotes obtained on similar loans. For LHFS, for which the fair value option has been elected, the aggregate fair value declined below the aggregate principal balance by $565 thousand as of June 30, 2022, and exceeded the aggregate principal balance by $150 thousand as of December 31, 2021.
The determination of the fair value of interest rate lock commitments on residential mortgages is based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The average pull through percentage, which is based upon historical experience, was 92% as of June 30, 2022. An increase or decrease of 5% in the pull through assumption would result in a positive or negative change of $10 thousand in the fair value of interest rate lock commitments at June 30, 2022.
The following provides details of the Level 3 fair value measurement activity for the periods ended June 30, 2022 and 2021:
Investment securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$18,634	$25,564	$23,147	$31,503
Unrealized losses included in OCI	(220)	2,096	(1,580)	1,431
Net (premium amortization) discount accretion	(5)	—	66	—
Principal payments and other	—	(2,735)	—	(4,464)
Sales	—	—	(3,053)	(3,545)
Calls	(12,154)	—	(12,154)	—
OTTI	—	—	(171)	—
Balance, end of period	$6,255	$24,925	$6,255	$24,925

Interest rate lock commitments on residential mortgages:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$300	$672	$353	$673
Total losses included in earnings	(114)	(216)	(167)	(217)
Balance, end of period	$186	$456	$186	$456

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
Any changes in the fair value of impaired loans still held were not material for the three and six months ended June 30, 2022 and 2021.

Foreclosed Real Estate
OREO property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, OREO is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. The Company had no OREO balances at June 30, 2022 and December 31, 2021.
Mortgage Servicing Rights
The MSR fair value is estimated to be equal to its carrying value, unless the quarterly valuation model calculates the present value of the estimated net servicing income is less than its carrying value, in which case an impairment charge is taken. Fair value adjustments on the MSR only occur if there is impairment. At June 30, 2022 and December 31, 2021, an impairment reserve of zero and $79 thousand, respectively, existed on the MSR portfolio. For the three months ended June 30, 2022 and 2021, impairment valuation allowance reversals of $47 thousand and $45 thousand were included, respectively, in mortgage banking activities on the unaudited condensed consolidated statements of income. For the six months ended June 30, 2022 and 2021, impairment valuation allowance reversals of $79 thousand and $651 thousand, respectively, were included in mortgage banking activities on the unaudited condensed consolidated statements of income. The reversals in the three and six months ended June 30, 2022 and 2021 were due to increases in market rates, which increased the MSR fair value.
The following table summarizes assets measured at fair value on a nonrecurring basis at June 30, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
June 30, 2022
Impaired Loans
Commercial real estate:
Owner occupied	$—	$—	$130	$130
Non-owner occupied residential	—	—	16	16
Residential mortgage:
First lien	—	—	328	328
Home equity - lines of credit	—	—	65	65
Total impaired loans	$—	$—	$539	$539

Mortgage servicing rights	$—	$—	$—	$—

December 31, 2021
Impaired Loans
Commercial real estate:
Owner occupied	$—	$—	$751	$751
Non-owner occupied residential	—	—	24	24
Residential mortgage:
First lien	—	—	545	545
Home equity - lines of credit	—	—	72	72
Total impaired loans	$—	$—	$1,392	$1,392

Mortgage servicing rights	$—	$—	$322	$322

The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
June 30, 2022
Impaired loans	$539	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% - 25% discount
			- Management adjustments for liquidation expenses	6.08% - 17.93% discount

December 31, 2021
Impaired loans	$1,392	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 25% discount
			- Management adjustments for liquidation expenses	6.08% - 17.93% discount
Mortgage servicing rights	$322	Discounted cash flows	Weighted average CPR	12.60%
			- Weighted average discount rate	9.03%

Fair values of financial instruments
GAAP requires disclosure of the fair value of financial assets and liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents carrying amounts and estimated fair values of the financial assets and liabilities at June 30, 2022 and December 31, 2021:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Financial Assets
Cash and due from banks	$25,825	$25,825	$25,825	$—	$—
Interest-bearing deposits with banks	86,081	86,081	86,081	—	—
Restricted investments in bank stock	6,500	n/a	n/a	n/a	n/a
Investment securities	512,698	512,698	18,368	488,075	6,255
Loans held for sale	7,824	7,824	—	7,824	—
Loans, net of allowance for loan losses	1,994,350	1,904,407	—	—	1,904,407
Derivatives	6,068	6,068	—	5,882	186
Accrued interest receivable	8,425	8,425	—	3,490	4,935
Financial Liabilities
Deposits	2,478,616	2,477,314	—	2,477,314	—
Securities sold under agreements to repurchase	24,287	24,287	—	24,287	—
FHLB advances and other borrowings	1,678	1,724	—	1,724	—
Subordinated notes	31,994	32,092	—	32,092	—
Derivatives	5,717	5,717	—	5,717	—
Accrued interest payable	203	203	—	203	—
Off-balance sheet instruments	—	—	—	—	—

December 31, 2021
Financial Assets
Cash and due from banks	$21,217	$21,217	$21,217	$—	$—
Interest-bearing deposits with banks	187,493	187,493	187,493	—	—
Restricted investments in bank stock	7,252	n/a	n/a	n/a	n/a
Investment securities	472,438	472,438	20,101	429,190	23,147
Loans held for sale	8,868	8,868	—	8,868	—
Loans, net of allowance for loan losses	1,958,806	1,946,365	—	—	1,946,365
Derivatives	1,117	1,117	—	764	353
Accrued interest receivable	8,234	8,235	—	2,203	6,032
Financial Liabilities
Deposits	2,464,929	2,466,191	—	2,466,191	—
Securities sold under agreements to repurchase	23,301	23,301	—	23,301	—
FHLB advances and other borrowings	1,896	2,035	—	2,035	—
Subordinated notes	31,963	31,815	—	31,815	—
Derivatives	760	760	—	760	—
Accrued interest payable	154	154	—	154	—
Off-balance sheet instruments	—	—	—	—	—

In accordance with the Company's adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the methods utilized to measure the fair value of financial instruments at June 30, 2022 and December 31, 2021 represent an approximation of exit price; however, an actual exit price may differ.

NOTE 12. CONTINGENCIES
The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. Except as described below, in the opinion of management, there are no legal proceedings that might have a material effect on the results of operations, liquidity, or the financial position of the Company at this time.
On May 25, 2012, SEPTA filed a putative class action complaint in the U.S. District Court for the Middle District of Pennsylvania against the Company, the Bank and certain current and former directors and officers (collectively, the “Orrstown Defendants”). The complaint alleged, among other things, that (i) in connection with the Company’s Registration Statement on Form S-3 dated February 23, 2010 and its Prospectus Supplement dated March 23, 2010, and (ii) during the purported class period of March 24, 2010 through October 27, 2011, the Company issued materially false and misleading statements regarding the Company’s lending practices and financial results, including misleading statements concerning the stringent nature of the Bank’s credit practices and underwriting standards, the quality of its loan portfolio, and the intended use of the proceeds from the Company’s March 2010 public offering of common stock. The complaint asserted claims under Sections 11, 12(a) and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and sought class certification, unspecified money damages, interest, costs, fees and equitable or injunctive relief. Under the Private Securities Litigation Reform Act of 1995, the Court appointed SEPTA Lead Plaintiff on August 20, 2012.
On March 4, 2013, SEPTA filed an amended complaint. The amended complaint expanded the list of defendants in the action to include the Company’s former independent registered public accounting firm, Smith Elliott Kearns & Company, LLC (“SEK”), and the underwriters of the Company’s March 2010 public offering of common stock. In addition, among other things, the amended complaint extended the purported Exchange Act class period from March 15, 2010 through April 5, 2012.
On June 22, 2015, in a 96-page Memorandum, the Court dismissed without prejudice SEPTA’s amended complaint against all defendants, finding that SEPTA failed to state a claim under either the Securities Act, or the Exchange Act. On February 8, 2016, the Court granted SEPTA’s motion for leave to amend again and SEPTA filed its second amended complaint that same day.
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
On August 9, 2018, SEPTA filed a motion to compel the production of Confidential Supervisory Information (CSI) of non-parties the FRB and the Pennsylvania Department of Banking and Securities, in the possession of Orrstown and third parties. On August 30, 2018, the FRB filed an unopposed motion to intervene in the Action for the purpose of opposing SEPTA’s motion to compel. On February 12, 2019, the Court denied SEPTA’s motion to compel the production of CSI on the ground that SEPTA had failed to exhaust its administrative remedies.
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
On March 25, 2022, a customer of the Bank filed a putative class action complaint against the Bank in the Court of Common Pleas of Cumberland County, Pennsylvania in a case captioned Alleman, on behalf of himself and all others similarly situated, v. Orrstown Bank. The complaint alleges, among other things, that the Bank breached its account agreements by charging certain overdraft fees. The complaint seeks a refund of all allegedly improper fees, damages in an amount to be proven at trial, attorneys’ fees and costs, and an injunction against the Bank’s allegedly improper overdraft practices. This lawsuit is similar to lawsuits recently filed against other financial institutions pertaining to overdraft fee disclosures. The Company filed a preliminary objection to the complaint on May 16, 2022. The plaintiff filed a brief in opposition to the Company's preliminary objection on June 16, 2022, and the Company filed its reply brief on June 30, 2022. The Bank believes that the allegations and claims against the Bank are without merit, and intends to defend itself vigorously against those claims. Based on information available at present, it is not possible at this time to reasonably estimate possible losses, or even a range of reasonably possible losses, in connection with the litigation. Accordingly, the Company has not recognized any liability associated with this action.

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
Overview
The Company, headquartered in Shippensburg, Pennsylvania, is a one-bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiary, the Bank. At June 30, 2022, the Company had total assets of $2.8 billion, total liabilities of $2.6 billion and total shareholders’ equity of $237.5 million.
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
Economic Climate, Inflation and Interest Rates
Preliminary real GDP for the second quarter of 2022 reflected an annualized decrease of 0.9%, which is a modest improvement from the 1.6% decline during the first quarter of 2022. The annualized growth for the second quarter of 2021 was 6.7%. The decrease in the second quarter of 2022 continued to be caused by decreases in private inventory investment, which includes retail trade on motor vehicles and general merchandise stores, and government spending, partially offset by increases in personal consumption, primarily within healthcare, travel, food services and accommodations. The personal consumption expenditures ("PCE") price index increased to 7.1% in the second quarter of 2022, compared to an increase of 7.0% in the first quarter of 2022. The national unemployment rate remained at 3.6% in June 2022 from March 2022, down from 6.0% in June 2021. Within the Company's geographic footprint, the unemployment rate has decreased in Pennsylvania by 2.6% from 6.6% at May 2021 to 4.0% at May 2022, and decreased in Maryland by 2.3% from 6.0% at May 2021 to 3.7% in May 2022. These decreases in unemployment rates are consistent to the counties in which the Company operates branches and other corporate offices. There continued to be notable job gains in healthcare, leisure and hospitality and professional and business services during the second quarter of 2022. Although there was strong economic recovery in 2021 from the pandemic, the decrease in GDP during the first half of 2022 is indicative of inflation, supply chain challenges, and labor shortages compared to levels pre-pandemic in February 2020.
At June 30, 2022, the 10-year Treasury bond reached 2.98%, an increase of 0.64% from 2.34% at March 31, 2022, as it continued to rise due to stock market volatility and inflationary pressures. In March 2022, the Federal Reserve Open Markets Committee ("FOMC") approved an increase to the Fed Funds rate of 25 basis points due to inflation, elevating geopolitical tensions and the state of the labor market recovery. During the second quarter of 2022, the FOMC approved additional increases to the Fed Funds rate of 50 basis points on May 5, 2022 and 75 basis points on June 16, 2022. On July 27, 2022, the FOMC further increased the Fed Fund rate by another 75 basis points as the FRB continues to attempt to combat the impact of inflation and evaluate the economic state based on unemployment, a rising consumer price index and geopolitical tensions that could cause supply chain disruptions.
The majority of the assets and liabilities of a financial institution are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an impact on the Company, particularly with respect to the growth of total assets and noninterest expenses, which tend to rise during periods of general inflation. Risks also exist due to supply and demand imbalances, employment shortages, the interest rate environment, and geopolitical tensions. It is reasonably foreseeable that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loans and the fair value of financial instruments that are carried at fair value.

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

RESULTS OF OPERATIONS
Three months ended June 30, 2022 compared with three months ended June 30, 2021
Summary
Net income totaled $8.9 million for the three months ended June 30, 2022 compared with net income of $8.8 million for the same period in 2021. Diluted earnings per share for the three months ended June 30, 2022 totaled $0.83 compared to $0.79 for the three months ended June 30, 2021. Net interest income positively influenced results of operations, and totaled $24.1 million for the three months ended June 30, 2022 compared to $21.9 million for the three months ended June 30, 2021. Noninterest income totaled approximately $7.2 million and $6.7 million for the three months ended June 30, 2022 and 2021, respectively. Noninterest expenses totaled $18.8 million for the three months ended June 30, 2022 compared to $17.0 million for the three months ended June 30, 2021.
The comparison of operating results for 2022 with 2021 reflects the impact of the investment of cash in higher yielding commercial loans and investment securities, rising interest rates and reductions in the cost of funds, partially offset by increases in the provision for loan losses and salaries and employee benefits expense.

Net Interest Income
Net interest income increased by $2.2 million from $21.9 million to $24.1 million from the three months ended June 30, 2021 to the three months ended June 30, 2022. Total interest expense decreased from $1.8 million for the three months ended June 30, 2021 to $1.2 million for the three months ended June 30, 2022. Interest income on loans increased by $704 thousand, from $21.3 million to $22.0 million, and interest income on investment securities increased by $836 thousand, from $2.3 million to $3.1 million, for the three months ended June 30, 2022 compared to the same period in the prior year.
The following table presents net interest income, net interest spread and net interest margin for the three months ended June 30, 2022 and 2021 on a taxable-equivalent basis:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$131,449	$235	0.72%	$290,039	$81	0.11%
Investment securities (1)	523,940	3,388	2.59	438,110	2,421	2.22
Loans (1)(2)(3)	2,008,283	22,090	4.41	2,014,600	21,375	4.26
Total interest-earning assets	2,663,672	25,713	3.87	2,742,749	23,877	3.49
Other assets	192,561			188,810
Total	$2,856,233			$2,931,559
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$1,420,051	301	0.09	$1,394,384	292	0.08
Savings deposits	236,916	63	0.11	200,439	50	0.10
Time deposits	275,408	337	0.49	382,467	739	0.78
Total interest-bearing deposits	1,932,375	701	0.15	1,977,290	1,081	0.22
Securities sold under agreements to repurchase	24,045	7	0.11	22,417	8	0.14
FHLB advances and other borrowings	1,741	21	4.74	57,896	164	1.14
Subordinated notes	31,985	503	6.29	31,924	502	6.29
Total interest-bearing liabilities	1,990,146	1,232	0.25	2,089,527	1,755	0.34
Noninterest-bearing demand deposits	572,171			545,617
Other	47,190			37,561
Total liabilities	2,609,507			2,672,705
Shareholders’ equity	246,726			258,854
Total	$2,856,233			$2,931,559
Taxable-equivalent net interest income /net interest spread		24,481	3.62%		22,122	3.15%
Taxable-equivalent net interest margin			3.68%			3.24%
Taxable-equivalent adjustment		(363)			(221)
Net interest income		$24,118			$21,901

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balances include nonaccrual loans.
(3)	Interest income on loans includes prepayment and late fees, where applicable.
Net interest income on a taxable-equivalent basis increased by $2.4 million to $24.5 million for the three months ended June 30, 2022 from $22.1 million for the three months ended June 30, 2021. The Company's net interest spread increased by 47 basis points to 3.62% for the three months ended June 30, 2022 compared to 3.15% for the three months ended June 30, 2021.

Taxable-equivalent net interest margin increased 44 basis points to 3.68% for the three months ended June 30, 2022 from 3.24% for the three months ended June 30, 2021. The taxable-equivalent yield on interest-earning assets increased 38 basis points from the three months ended June 30, 2021 to the three months ended June 30, 2022 reflecting the deployment of cash into higher yielding commercial loans and investment securities and home equity loans. The decrease in the cost of interest-bearing liabilities from the three months ended June 30, 2021 to the three months ended June 30, 2022 also benefited the tax-equivalent net interest margin, reflecting the decrease in time deposit balances and repayment of overnight borrowings. Average loans remained approximately $2.0 billion, during both the three months ended June 30, 2022 and 2021, as the commercial and home equity loan growth in three months ended June 30, 2022 was partially offset by the impact of SBA PPP loan forgiveness. Average investment securities increased by $85.8 million from $438.1 million for the three months ended June 30, 2021 to $523.9 million for the same period in 2022 due to investment purchases. Average interest-bearing liabilities declined by $99.4 million to $2.0 billion for the 2022 period from $2.1 billion for the 2021 period due primarily to decreased average balances in time deposits and overnight borrowings.
The yield on loans increased by 15 basis points to 4.41% for the three months ended June 30, 2022 compared to 4.26% for the three months ended June 30, 2021. Taxable-equivalent interest income earned on loans increased by $715 thousand year-over-year primarily due to an increase in the average balances of commercial loans excluding SBA PPP loans, and the impact of the rising interest rate environment. The increase in interest income on loans due to loan growth, excluding SBA PPP loans, was partially offset by a decrease in interest income from SBA PPP loans. This decrease in SBA PPP interest income is due to a lower average balance of SBA PPP loans forgiven during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
SBA PPP loans, net of deferred fees and costs, averaged $72.5 million during the three months ended June 30, 2022 compared to $471.2 million during the three months ended June 30, 2021. This decrease was due to the forgiveness of SBA PPP loans. The average balance of commercial loans, excluding SBA PPP loans, increased by $400.9 million from $1.1 billion during the three months ended June 30, 2021 to $1.5 billion during the three months ended June 30, 2022. Average home equity loans increased by $17.4 million from $154.0 million for the three months ended June 30, 2021 to $171.4 million for the three months ended June 30, 2022. Average installment and other consumer loans decreased by $14.3 million from $41.3 million for the three months ended June 30, 2021 to $27.0 million for the three months ended June 30, 2022. Average residential mortgage loans decreased by $11.6 million from $215.4 million during the three months ended June 30, 2021 to $203.8 million during the three months ended June 30, 2022 due to lower housing inventory and runoff.
For the three months ended June 30, 2022, interest income on loans included $1.9 million of interest and net deferred fee income recognized associated with the SBA PPP loans compared to $5.2 million of such interest and fee income for the three months ended June 30, 2021. Prepayment fee income on commercial loans increased by $266 thousand from $132 thousand for the three months ended June 30, 2021 to $398 thousand for the same period in 2022. Accretion of purchase accounting adjustments included in interest income was $429 thousand and $508 thousand for the three months ended June 30, 2022 and 2021, respectively. The three months ended June 30, 2022 and 2021 included $323 thousand and $349 thousand, respectively, of accelerated accretion related to the payoff of acquired loans.
Interest income on investment securities on a tax-equivalent basis increased by $967 thousand to $3.4 million for the three months ended June 30, 2022 from $2.4 million for the three months ended June 30, 2021, with the taxable equivalent yield increasing from 2.22% for the three months ended June 30, 2021 to 2.59% for the three months ended June 30, 2022. This 37 basis point increase reflected the higher interest rate environment in 2022 and certain repositioning within the portfolio under the Company's asset/liability management strategies.
Although the average balance of federal funds sold and interest-bearing bank balances decreased by $158.6 million from $290.0 million for the three months ended June 30, 2021 to $131.4 million for the same period in 2022 due primarily to the deployment of cash into loans and investment securities, the related interest income on a tax-equivalent basis increased by $154 thousand to $235 thousand for the three months ended June 30, 2022 from $81 thousand for the three months ended June 30, 2021. This increase was caused by the increase in the interest rate at the FRB as a result of multiple Fed Funds rate increases by the FOMC during 2022.
Interest expense on deposits and borrowings decreased by $523 thousand year-over-year, reflecting a decrease in the average balance of interest-bearing deposits of $44.9 million due primarily to continued runoff of certificates of deposit. The cost of interest-bearing liabilities declined by nine basis points from 0.34% for the three months ended June 30, 2021 to 0.25% for the three months ended June 30, 2022 due to the timing of deposit rate reductions in 2021 combined with the continued maturity of higher yielding certificates of deposits and the repayment of overnight borrowings in the third quarter of 2021.

Provision for Loan Losses
The Company recorded a provision for loan losses of $1.8 million for the three months ended June 30, 2022 compared to $625 thousand for the same period in 2021. In calculating the provision for loan losses, both quantitative and qualitative factors, including the Company's historical charge-off data and economic and market conditions, were considered. For the three months ended June 30, 2022 and 2021, the provision for loan losses was driven primarily by an increase in commercial loans; however, the increase for the three months ended June 30, 2021 was partially offset by the release of a portion of the Company's COVID-19 related reserve of $790 thousand. Net charge-offs in the three months ended June 30, 2022 totaled $4 thousand, compared to net charge-offs of $211 thousand in the comparable prior year period. Nonaccrual loans were 0.27% of gross loans at June 30, 2022, compared with 0.51% of gross loans at June 30, 2021. Nonaccrual loans decreased by $4.5 million from June 30, 2021 to June 30, 2022 and classified loans decreased by $9.0 million from $28.7 million to $19.7 million from June 30, 2021 to June 30, 2022, respectively. The decrease in non-accrual loans includes the payoff of one loan of $2.6 million, loans returning to accrual status of $652 thousand, and charge-offs of $189 thousand, with the remaining decrease due to paydowns. The decrease in classified loans reflects upgrades to commercial loan ratings, including loans that were previously downgraded due to the impact of the COVID-19 pandemic.
Additional information is included in the "Credit Risk Management" section herein.
Noninterest Income
The following table compares noninterest income for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		$ Change	% Change
	2022	2021	2022-2021	2022-2021
Service charges on deposit accounts	$964	$698	$266	38.1%
Interchange income	1,064	1,064	—	—%
Other service charges and fees	230	182	48	26.4%
Swap fee income	785	15	770	5133.3%
Trust and investment management income	1,905	2,020	(115)	(5.7)%
Brokerage income	989	910	79	8.7%
Mortgage banking activities	498	1,162	(664)	(57.1)%
Income from life insurance	593	564	29	5.1%
Other income	169	38	131	344.7%
Investment securities (losses) gains	(3)	11	(14)	(127.3)%
Total noninterest income	$7,194	$6,664	$530	8.0%

The following factors contributed to the more significant changes in noninterest income between the three months ended June 30, 2022 and 2021:
•Service charges on deposit accounts increased by $266 thousand due to higher customer transaction activity as the economy continued to recover from the COVID-19 pandemic and changes to the deposit fee structure that took effect in April 2022.
•Swap fee income increased by $770 thousand due to increased client interest in locking in interest rates on commercial loans in the rising interest rate environment.
•Trust and investment management income decreased by $115 thousand due to the negative impact of the stock and bond market conditions on clients' investment portfolios.
•Mortgage banking income decreased by $664 thousand due to current market conditions, including low housing inventory and a rising interest rate environment, which caused declines in residential mortgage loan production, the residential mortgage loan pipeline and secondary market sales during the second quarter of 2022, compared to the same period in 2021. These changes resulted in a decrease in the gains on sales of residential mortgage loans of $600 thousand for the three months ended June 30, 2022 compared to the second quarter of 2021. Mortgage loans sold totaled $22.6 million in the second quarter of 2022 compared with $51.8 million in the second quarter of 2021.
•Other line items within noninterest income showed fluctuations between 2022 and 2021 attributable to normal business operations.

Noninterest Expenses
The following table compares noninterest expenses for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		$ Change	% Change
	2022	2021	2022-2021	2022-2021
Salaries and employee benefits	$11,312	$10,212	$1,100	10.8%
Occupancy	1,132	1,098	34	3.1%
Furniture and equipment	1,291	1,302	(11)	(0.8)%
Data processing	1,165	1,032	133	12.9%
Automated teller machine and interchange fees	318	319	(1)	(0.3)%
Advertising and bank promotions	881	274	607	221.5%
FDIC insurance	190	158	32	20.3%
Professional services	722	579	143	24.7%
Directors' compensation	230	235	(5)	(2.1)%
Taxes other than income	108	462	(354)	(76.6)%
Intangible asset amortization	281	324	(43)	(13.3)%
Other operating expenses	1,164	1,038	126	12.1%
Total noninterest expenses	$18,794	$17,033	$1,761	10.3%
The following factors contributed to the more significant changes in noninterest expenses between the three months ended June 30, 2022 and 2021:
•Salaries and employee benefits expense increased by $1.1 million due primarily to increases in wages and additions to staff that filled vacancies and drive and support a strong growth trajectory, which also resulted in an increase in employee benefit costs.
•Data processing increased by $133 thousand due to an increase in core system costs and investments in technology.
•Advertising and bank promotions increased by $607 thousand due to an increase in contributions, which included $500 thousand in the Pennsylvania ("PA") EITC, with the remaining increase primarily due to promotional expenses and bank events.
•Professional services increased by $143 thousand due to an increase in compliance and technology consulting services, partially offset by lower legal expenses incurred in connection with the SEPTA litigation.
•Taxes other than income decreased by $354 thousand due to $450 thousand of eligible tax credits associated with the contributions made to the PA EITC. This decrease was partially offset by an increase in PA Bank Shares Tax expense as the Bank's total equity balance grew from the prior period.
•Other operating expenses increased by $126 thousand. The reserve for unfunded commitments was reduced by $434 thousand during the three months ended June 30, 2021 compared to no change in the reserve during the same period in 2022. This increase was partially offset by a decrease in loan-related costs of $256 thousand and a decrease in expense of $77 thousand related to income from derivative fair value adjustments compared to the same period in 2021.
•Other line items within noninterest expenses showed fluctuations between 2022 and 2021 attributable to normal business operations.

Income Tax Expense
Income tax expense totaled $1.9 million, an effective tax rate of 17.4%, for the three months ended June 30, 2022 compared with $2.1 million, an effective tax rate of 19.5%, for the three months ended June 30, 2021. The Company’s effective tax rate is less than the 21% federal statutory rate, principally due to tax-free income, which includes interest income on tax-free loans and investment securities and income from life insurance policies, federal income tax credits, and the impact of non-tax deductible expenses. The decrease in the effective tax rate from the three months ended June 30, 2021 to the three months ended June 30, 2022 was due primarily to an increase in projected income from tax-free investment securities and loans for the 2022 fiscal year compared to the prior year.
Six months ended June 30, 2022 compared with six months ended June 30, 2021
Summary
Net income totaled $17.2 million for the six months ended June 30, 2022 compared with net income of $19.0 million for the same period in 2021. Diluted earnings per share for the six months ended June 30, 2022 totaled $1.59, compared with $1.71 for the six months ended June 30, 2021. Net interest income positively influenced results of operations, and totaled $46.7 million for the six months ended June 30, 2022, compared to $43.8 million for the six months ended June 30, 2021. Noninterest income totaled $14.7 million and $14.2 million for the six months ended June 30, 2022 and 2021, respectively. Noninterest expenses totaled $38.2 million for the six months ended June 30, 2022 compared to $34.8 million for the six months ended June 30, 2021.
The comparison of operating results for 2022 with 2021 reflects increases in the provision for loan losses and salaries and employee benefits expense, partially offset by the increase in net interest income from the investment of cash into higher yielding commercial loans and investment securities and reduction in the cost of funds.

Net Interest Income
Net interest income increased by $2.9 million from $43.8 million for the six months ended June 30, 2021 to $46.7 million for the six months ended June 30, 2022. Total interest expense decreased from $3.8 million for the six months ended June 30, 2021 to $2.4 million for the six months ended June 30, 2022. Interest income on loans increased by $562 thousand, from $42.8 million to $43.4 million, and investment securities interest income increased by $777 thousand, from $4.6 million to $5.4 million, compared to the same period in the prior year. Interest expense on deposits decreased by $1.1 million, from $2.5 million for the six months ended June 30, 2021 to $1.4 million for the six months ended June 30, 2022.
The following table presents net interest income, net interest spread and net interest margin for the six months ended June 30, 2022 and 2021 on a taxable-equivalent basis:

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$165,430	$336	0.41%	$218,216	$120	0.11%
Investment securities (1)	498,210	5,900	2.37	453,108	4,933	2.20
Loans (1)(2)(3)	1,991,636	43,519	4.40	2,023,858	42,949	4.28
Total interest-earning assets	2,655,276	49,755	3.77	2,695,182	48,002	3.59
Other assets	188,454			185,791
Total	$2,843,730			$2,880,973
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$1,409,177	557	0.08	$1,364,483	728	0.11
Savings deposits	232,322	120	0.10	192,039	96	0.10
Time deposits	286,949	709	0.50	389,828	1,649	0.85
Total interest-bearing deposits	1,928,448	1,386	0.14	1,946,350	2,473	0.26
Securities sold under agreements to repurchase	23,789	14	0.12	21,937	17	0.16
FHLB Advances and other borrowings	1,795	43	4.74	57,948	335	1.17
Subordinated notes	31,977	1,006	6.29	31,916	1,004	6.29
Total interest-bearing liabilities	1,986,009	2,448	0.25	2,058,151	3,829	0.38
Noninterest-bearing demand deposits	556,243			531,313
Other	44,072			36,906
Total liabilities	2,586,324			2,626,370
Shareholders’ equity	257,406			254,603
Total	$2,843,730			$2,880,973
Taxable-equivalent net interest income /net interest spread		47,307	3.52%		44,173	3.22%
Taxable-equivalent net interest margin			3.59%			3.31%
Taxable-equivalent adjustment		(615)			(417)
Net interest income		$46,692			$43,756

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balances include nonaccrual loans.
(3)	Interest income on loans includes prepayment and late fees, where applicable.

Net interest income on a taxable-equivalent basis increased by $3.1 million to $47.3 million for the six months ended June 30, 2022 from $44.2 million for the six months ended June 30, 2021. The Company's net interest spread increased by 30 basis points to 3.52% for the six months ended June 30, 2022 compared to 3.22% for the six months ended June 30, 2021.
Taxable-equivalent net interest margin increased by 28 basis points to 3.59% for the six months ended June 30, 2022 from 3.31% for the six months ended June 30, 2021. The taxable-equivalent yield on interest-earning assets increased by 18 basis points from the six months ended June 30, 2021 to the six months ended June 30, 2022 reflecting the deployment of cash into higher yielding commercial loans and investment securities. The decrease in the cost of interest-bearing liabilities from the six months ended June 30, 2021 to the six months ended June 30, 2022 also benefited the tax-equivalent net interest margin, which reflected the decrease in time deposit balances and repayment of overnight borrowings. Average loans remained approximately $2.0 billion, during both the six months ended June 30, 2022 and 2021, as commercial and home equity loan growth for the six months ended June 30, 2022 was offset primarily by the impact of SBA PPP loan forgiveness. Average investment securities increased by $45.1 million from $453.1 million for the six months ended June 30, 2021 to $498.2 million for the same period in 2022 due to investment purchases. Average interest-bearing liabilities declined $72.1 million to $2.0 billion for the 2022 period from $2.1 billion for the 2021 period due to decreased average balances in time deposits and overnight borrowings.
The yield on loans increased by 12 basis points to 4.40% for the six months ended June 30, 2022 compared to 4.28% for the six months ended June 30, 2021. Taxable-equivalent interest income earned on loans increased by $570 thousand year-over-year due to an increase in the average balance of commercial loans, excluding SBA PPP loans, and from the impact of the rising interest rate environment. The increase in interest income was partially offset by the decrease in interest income from SBA PPP loans. This decrease is due to a lower average balance of SBA PPP loans resulting from loans forgiven during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
SBA PPP loans, net of deferred fees and costs, averaged $113.6 million during the six months ended June 30, 2022 compared to $467.5 million during the six months ended June 30, 2021. This decrease was due to the forgiveness of SBA PPP loans. The average balance of commercial loans, excluding SBA PPP loans, increased by $348.7 million from $1.1 billion in the six months ended June 30, 2021 to $1.5 billion during the six months ended June 30, 2022. Average home equity loans increased by $12.9 million from $155.0 million for the six months ended June 30, 2021 to $167.9 million for the six months ended June 30, 2022. Average installment and other consumer loans decreased by $15.7 million from $43.8 million for the six months ended June 30, 2021 to $28.1 million for the six months ended June 30, 2022. Average residential mortgage loans decreased by $24.1 million from $223.9 million during the six months ended June 30, 2021 to $199.8 million during the six months ended June 30, 2022 due to lower housing inventory and runoff.
For the six months ended June 30, 2022, interest income on loans includes $5.4 million of interest and net deferred fee income recognized associated with the SBA PPP loans compared to $9.7 million of such interest and fee income for the six months ended June 30, 2021. Accretion of purchase accounting adjustments included in interest income was $810 thousand and $1.1 million for the six months ended June 30, 2022 and 2021, respectively. The six months ended June 30, 2022 and 2021 included $583 thousand and $764 thousand, respectively, of accelerated accretion related to the payoff of acquired loans.
Interest income on investment securities on a tax-equivalent basis increased by $967 thousand to $5.9 million for the six months ended June 30, 2022 from $4.9 million for the six months ended June 30, 2021, with the taxable equivalent yield increasing from 2.20% for the six months ended June 30, 2021 to 2.37% for the six months ended June 30, 2022. The 17 basis point increase reflected the higher interest rate environment in 2022 and certain repositioning within the portfolio under the Company's asset/liability management strategies.
Although the average balance of federal funds sold and interest-bearing bank balances decreased by $52.8 million from $218.2 million for the six months ended June 30, 2021, to $165.4 million for the same period in 2022 due primarily to the deployment of cash into loans and investment securities, the related interest income on a tax-equivalent basis increased by $216 thousand to $336 thousand for the six months ended June 30, 2022, from $120 thousand for the six months ended June 30, 2021. This increase was caused by the increase in the interest rate at the FRB as a result of multiple Fed Funds rate increases by the FOMC during 2022.
Interest expense on deposits and borrowings decreased by $1.4 million year-over-year, reflecting a decrease in the average balance of interest-bearing deposits of $17.9 million due primarily to continued runoff of certificates of deposit. The cost of interest-bearing liabilities declined 13 basis points from 0.38% for the six months ended June 30, 2021 to 0.25% for the six months ended June 30, 2022 due to the timing of deposit rate reductions in 2021 combined with the continued maturity of higher yielding certificates of deposits and the repayment and maturities of overnight borrowings in the third quarter of 2021.

Provision for Loan Losses
The Company recorded a provision for loan losses of $2.1 million for the six months ended June 30, 2022 compared to negative provision for loan losses of $375 thousand for the same period in 2021. In calculating the provision for loan losses, both quantitative and qualitative factors, including the Company's historical charge-off data and economic and market conditions, were considered. The provision for loan losses for the six months ended June 30, 2022 was driven primarily by an increase in commercial loans, partially offset by the impact of a reduction in qualitative factors to unwind a $726 thousand increase applied to the commercial real estate loan portfolio in 2020 associated with the economic impact of the COVID-19 pandemic. The negative provision for loan losses recorded in the six months ended June 30, 2021 was due to the release of a portion of the Company's remaining COVID-19 related reserve of $1.7 million. Net recoveries in the six months ended June 30, 2022 totaled $24 thousand, compared to net charge-offs of $395 thousand in the comparable prior year period. Nonaccrual loans were 0.27% of gross loans at June 30, 2022, compared with 0.51% of gross loans at June 30, 2021. Nonaccrual loans decreased by $4.5 million from June 30, 2021 to June 30, 2022 and classified loans decreased by $9.0 million to $19.7 million from June 30, 2021 to June 30, 2022. The decrease in non-accrual loans includes the payoff of one loan of $2.6 million, loans returning to accrual status of $652 thousand and charge-offs of $189 thousand, with the remaining decrease due to paydowns. The decrease in classified loans reflects upgrades to commercial loan ratings, including loans that were previously downgraded due to the impact of the COVID-19 pandemic.
Additional information is included in the "Credit Risk Management" section herein.
Noninterest Income
The following table compares noninterest income for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		$ Change	% Change
	2022	2021	2022-2021	2022-2021
Service charges on deposit accounts	$1,884	$1,435	$449	31%
Interchange income	2,045	2,019	26	1%
Other service charges and fees	383	330	53	16%
Swap fee income	1,738	68	1,670	2,456%
Trust and investment management income	3,846	3,932	(86)	(2)%
Brokerage income	1,917	1,721	196	11%
Mortgage banking activities	1,219	3,351	(2,132)	(64)%
Income from life insurance	1,159	1,121	38	3%
Other income	626	75	551	735%
Investment securities (losses) gains	(149)	156	(305)	(196)%
Total noninterest income	$14,668	$14,208	$460	3%

The following factors contributed to the more significant changes in noninterest income between the six months ended June 30, 2022 and 2021:
•Service charges on deposit accounts increased by $449 thousand due to increased customer transaction activity as the economy continued to recover from the COVID-19 pandemic and changes to the deposit fee structure that took effect in April 2022.
•Swap fee income increased by $1.7 million due to increased client interest in locking in interest rates on commercial loans in the rising interest rate environment.
•Brokerage income increased by $196 thousand year-over-year due to fluctuations in market conditions and client investment trade volume.
•Mortgage banking income decreased by $2.1 million due to current market conditions, including low housing inventory and a rising interest rate environment, which caused declines in residential mortgage loan production, the residential mortgage loan pipeline and secondary market sales during the first half of 2022, compared to strong refinancing activity in the same period in 2021. These changes resulted in a decrease in the gain on sale of residential mortgage loans of $1.4 million for the six months ended June 30, 2022 compared to the first quarter of 2021. In addition, the Company recorded an MSR valuation reserve reversal of $79 thousand in the six months ended June 30, 2022 compared to an MSR valuation reserve reversal of $651 thousand in the six months ended June 30, 2021, which was driven by significant market interest rate reductions caused by the COVID-19 pandemic earlier in 2021. Mortgage loans sold totaled $54.5 million in the first half of 2022 compared with $109.9 million in the first half of 2021.
•Other income increased by $551 thousand due primarily to gains on the sales of two SBA loans totaling $306 thousand.
•During the six months ended June 30, 2022, the Company recorded net investment securities losses of $149 thousand due to a loss of $171 thousand on one non-agency CMO security that was called by the issuer in the second quarter of 2022. The loss was partially offset by a gain of $22 thousand from the partial sale of $3.1 million of one municipal security. During the six months ended June 30, 2021, the Company sold 14 securities with a principal balance of $75.6 million for a gain of $128 thousand.
•Other line items within noninterest income showed fluctuations between 2022 and 2021 attributable to normal business operations.
Noninterest Expenses
The following table compares noninterest expenses for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		$ Change	% Change
	2022	2021	2022-2021	2022-2021
Salaries and employee benefits	$22,649	$20,409	$2,240	11.0%
Occupancy	2,420	2,338	82	3.5%
Furniture and equipment	2,570	2,580	(10)	(0.4)%
Data processing	2,218	2,051	167	8.1%
Automated teller machine and interchange fees	623	568	55	9.7%
Advertising and bank promotions	1,236	699	537	76.8%
FDIC insurance	473	352	121	34.4%
Professional services	1,530	1,300	230	17.7%
Directors' compensation	461	469	(8)	(1.7)%
Taxes other than income	672	913	(241)	(26.4)%
Intangible asset amortization	573	658	(85)	(12.9)%
Other operating expenses	2,733	2,479	254	10.2%
Total noninterest expenses	$38,158	$34,816	$3,342	9.6%
The following factors contributed to the more significant changes in noninterest expenses between the six months ended June 30, 2022 and 2021:
•Salaries and employee benefits expense increased by $2.2 million due primarily to increases in wages and additions to staff that filled vacancies and to drive and support a strong growth trajectory, which also resulted in an increase in employee benefit costs.
•Advertising and bank promotions increased by $537 thousand due primarily to an increase in contributions of $500 thousand to the PA EITC, with the remaining increase due to promotions expenses and bank events.
•FDIC insurance expense increased by $121 thousand due to an increase in the assessment rate driven by commercial loan growth and a lower deduction in the FDIC assessment rate calculation from SBA PPP loans due to forgiveness.
•Professional services increased by $230 thousand due to an increase in compliance and technology consulting services, partially offset by lower legal costs incurred in connection with the SEPTA litigation.
•Taxes other than income decreased by $241 thousand due to $450 thousand of eligible tax credits associated with the contributions made to the PA EITC during the six months ended June 30, 2022, partially offset by an increase year-over year in the Pennsylvania Bank Shares Tax expense, as the Bank's total equity balance grew.
•Other operating expenses increased by $254 thousand as the reserve for unfunded commitments increased by $196 thousand during the six months ended June 30, 2022, compared to the same period in the prior year. In addition, employee related costs, which includes travel, meals and seminars, increased by $177 thousand during the same comparative periods as employees have returned from the work-from-home environment caused by the COVID-19 pandemic, and travel increased as the economy and businesses recovered. These increases were partially offset by an increase of $124 thousand in income from fair value adjustments to derivatives between the six months ended June 30, 2022 and 2021.

•Other line items within noninterest expenses showed fluctuations between 2022 and 2021 attributable to normal business operations.

Income Tax Expense
Income tax expense totaled $3.9 million, an effective tax rate of 18.4%, for the six months ended June 30, 2022 compared with $4.5 million, an effective tax rate of 19.3%, for the six months ended June 30, 2021. The Company’s effective tax rate is less than the 21% federal statutory rate, principally due to tax-free income, which includes interest income on tax-free loans and investment securities and income from life insurance policies, federal income tax credits, and the impact of non-tax deductible expenses. The decrease in the effective tax rate from the six months ended June 30, 2021 to the six months ended June 30, 2022 was primarily due to an increase in projected income from tax-free investment securities and loans for the 2022 fiscal year compared to the prior year.

FINANCIAL CONDITION
Management devotes substantial time to overseeing the investment of funds in loans and investment securities and the formulation of policies directed toward the profitability and management of the risks associated with these investments.
Investment Securities
The Company utilizes investment securities to manage interest rate risk, to enhance income through interest and dividend income, provide liquidity and provide collateral for certain deposits and borrowings. At June 30, 2022, AFS securities totaled $512.7 million, an increase of $40.3 million, from $472.4 million at December 31, 2021. During the six months ended June 30, 2022, the Company purchased $73.7 million of municipal securities, $41.2 million of agency MBS and CMO, and $6.6 million of non-agency CMO, partially offset by the sale of $3.1 million of a municipal security for a gain of $22 thousand. During the first quarter of 2022, the Company recorded a loss of $171 thousand on one $14.7 million par value non-agency CMO, which was called by the issuer in the second quarter of 2022. There was no OTTI recorded during the second quarter of 2022. The balance of investment securities included net unrealized losses of $37.2 million at June 30, 2022 compared to net unrealized gains of $5.6 million at December 31, 2021. This change was due to market interest rate increases.

The following table summarizes the credit ratings and collateral associated with the Company's investment portfolio, excluding equity securities, at June 30, 2022:

Sector	Portfolio Mix	Amortized Book Value	Fair Value	Credit Enhancement	AAA	AA	A	BBB	NR	Collateral Type
Unsecured ABS	1%	$5,684	$5,664	32%	—%	—%	—%	—%	100%	Unsecured Consumer Debt
Student Loan ABS	2	7,717	7,558	26	—	—	—	—	100	Seasoned Student Loans
Federal Family Education Loan ABS	17	94,462	90,719	7	86	14	—	—	—	Federal Family Education Loan (1)
PACE Loan ABS	1	3,153	3,025	6	100	—	—	—	—	PACE Loans
Non-Agency RMBS	3	17,520	16,221	11	61	—	—	—	39	Reverse Mortgages (2)
Municipal - General Obligation	22	122,863	114,009		5	90	5	—	—
Municipal - Revenue	24	132,281	119,518		—	83	12	—	5
SBA ReRemic	1	6,469	6,367		—	100	—	—	—	SBA Guarantee (3)
Agency MBS	25	139,251	131,249		—	100	—	—	—	Residential Mortgages (3)
U.S. Treasury securities	4	20,077	17,969		—	100	—	—	—
Bank CDs	—	249	249		—	—	—	—	100	FDIC Insured CD
	100%	$549,726	$512,548		18%	73%	4%	—%	5%

(1) Minimum of 17% guaranteed by U.S. government
(2) Reverse mortgages fund over time, credit enhancement is estimated based on prior experience
(3) 77% guaranteed by U.S. government agencies

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

The following table presents the loan portfolio, excluding residential LHFS, by segment and class at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Commercial real estate:
Owner occupied	$287,825	$238,668
Non-owner occupied	559,309	551,783
Multi-family	116,110	93,255
Non-owner occupied residential	109,141	106,112
Acquisition and development:
1-4 family residential construction	22,650	12,279
Commercial and land development	134,947	93,925
Commercial and industrial (1)	379,729	485,728
Municipal	12,957	14,989
Residential mortgage:
First lien	202,787	198,831
Home equity - term	5,996	6,081
Home equity - lines of credit	171,269	160,705
Installment and other loans	14,909	17,630
	$2,017,629	$1,979,986
(1) This balance includes $30.2 million and $189.9 million of SBA PPP loans, net of deferred fees and costs, at June 30, 2022 and December 31, 2021, respectively.
Total loans increased by $37.6 million from December 31, 2021 to June 30, 2022. This increase is due to growth in commercial loans, excluding SBA PPP loans, of $185.6 million, home equity lines of credit of $10.6 million and first lien residential mortgages of $4.0 million, partially offset by a decrease of $159.7 million in SBA PPP loans due to loan forgiveness during the six months ended June 30, 2022. Overall loan growth, excluding SBA PPP loans, was 11.0% for the six months ended June 30, 2022.
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
The following table presents the Company’s total nonperforming and other risk assets, including the aggregate balances of nonaccrual loans, restructured loans still accruing, loans past due 90 days or more, and OREO as of June 30, 2022 and December 31, 2021. Loans 30-89 days past due and relevant asset quality ratios as of June 30, 2022 and December 31, 2021 are also presented.

	June 30, 2022	December 31, 2021
Nonaccrual loans	$5,387	$6,449
OREO	—	—
Total nonperforming assets	5,387	6,449
Restructured loans still accruing	568	804
Loans past due 90 days or more and still accruing	322	1,201
Total nonperforming and other risk assets (total risk assets)	$6,277	$8,454
Loans 30-89 days past due and still accruing	$2,925	$5,925
Asset quality ratios:
Total nonperforming loans to total loans	0.27%	0.33%
Total nonperforming assets to total assets	0.19%	0.23%
Total nonperforming assets to total loans and OREO	0.27%	0.33%
Total risk assets to total loans and OREO	0.31%	0.43%
Total risk assets to total assets	0.22%	0.30%
ALL to total loans	1.15%	1.07%
ALL to nonperforming loans	432.13%	328.42%
ALL to nonperforming loans and restructured loans still accruing	390.92%	292.02%
Total nonperforming and other risk assets decreased by $2.2 million, or 26%, from December 31, 2021 to June 30, 2022. Non-accrual loans decreased by $1.1 million from December 31, 2021 to June 30, 2022 due primarily to $596 thousand of loans returning to accrual status and payment activity of $712 thousand, partially offset by additions in loans classified as non-accrual loans of $267 thousand. Loans past due 90 days and still accruing decreased by $879 thousand from December 31, 2021 to June 30, 2022 due to the collection on a loan guaranteed by the SBA during the first quarter of 2022.
The following table presents detail of impaired loans at June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
	Nonaccrual Loans	Restructured Loans Still Accruing	Total	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$2,910	$—	$2,910	$3,763	$—	$3,763
Non-owner occupied residential	98	—	98	122	—	122
Commercial and industrial	62	—	62	250	—	250
Residential mortgage:
First lien	1,880	568	2,448	1,831	804	2,635
Home equity - term	6	—	6	7	—	7
Home equity - lines of credit	389	—	389	436	—	436
Installment and other loans	42	—	42	40	—	40
	$5,387	$568	$5,955	$6,449	$804	$7,253

The following table presents our exposure to relationships with an impaired balance, which excludes accruing PCI loans, and the partial charge-offs taken to date and specific reserves established on those relationships at June 30, 2022 and December 31, 2021. Of the relationships deemed to be impaired at June 30, 2022, one had a recorded balance in excess of $1.0 million, and 58 relationships, which represents 49% of total impaired loans, had recorded balances of less than $250 thousand.

	# of Relationships	Recorded Investment	Partial Charge-offs to Date	Specific Reserves
June 30, 2022
Relationships greater than $1,000,000	1	$2,449	$—	$—
Relationships greater than $500,000 but less than $1,000,000	—	—	—	—
Relationships greater than $250,000 but less than $500,000	2	587	—	—
Relationships less than $250,000	58	2,919	280	28
	61	$5,955	$280	$28
December 31, 2021
Relationships greater than $1,000,000	1	$2,535	$—	$—
Relationships greater than $500,000 but less than $1,000,000	1	602	17	—
Relationships greater than $250,000 but less than $500,000	2	601	—	—
Relationships less than $250,000	63	3,515	303	28
	67	$7,253	$320	$28

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
In its individual loan impairment analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve include an evaluation of the outstanding loan balance and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships at June 30, 2022. However, over time, additional information may result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
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

The following table summarizes the Company’s internal risk ratings at June 30, 2022 and December 31, 2021:

	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	PCI Loans	Total
June 30, 2022
Commercial real estate:
Owner occupied	$274,188	$6,086	$2,375	$2,910	$—	$2,266	$287,825
Non-owner occupied	547,382	9,221	2,409	—	—	297	559,309
Multi-family	107,779	8,082	249	—	—	—	116,110
Non-owner occupied residential	105,680	2,261	503	98	—	599	109,141
Acquisition and development:
1-4 family residential construction	22,650	—	—	—	—	—	22,650
Commercial and land development	133,264	1,683	—	—	—	—	134,947
Commercial and industrial	365,407	5,877	6,266	62	—	2,117	379,729
Municipal	12,957	—	—	—	—	—	12,957
Residential mortgage:
First lien	195,674	—	221	2,448	—	4,444	202,787
Home equity - term	5,974	—	—	6	—	16	5,996
Home equity - lines of credit	170,834	—	46	389	—	—	171,269
Installment and other loans	14,861	—	—	42	—	6	14,909
	$1,956,650	$33,210	$12,069	$5,955	$—	$9,745	$2,017,629
December 31, 2021
Commercial real estate:
Owner occupied	$219,250	$7,239	$6,087	$3,763	$—	$2,329	$238,668
Non-owner occupied	528,010	23,297	166	—	—	310	551,783
Multi-family	84,414	8,238	603	—	—	—	93,255
Non-owner occupied residential	102,588	1,065	1,153	122	—	1,184	106,112
Acquisition and development:
1-4 family residential construction	12,279	—	—	—	—	—	12,279
Commercial and land development	92,049	1,385	491	—	—	—	93,925
Commercial and industrial	470,579	7,917	4,720	250	—	2,262	485,728
Municipal	14,989	—	—	—	—	—	14,989
Residential mortgage:
First lien	191,386	—	225	2,635	—	4,585	198,831
Home equity - term	6,058	—	—	7	—	16	6,081
Home equity - lines of credit	160,203	20	46	436	—	—	160,705
Installment and other loans	17,584	—	—	40	—	6	17,630
	$1,899,389	$49,161	$13,491	$7,253	$—	$10,692	$1,979,986

Potential problem loans are defined as performing loans which have characteristics that cause management concern over the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming loans in the future. Generally, management feels that Substandard loans that are currently performing and not considered impaired result in some doubt as to the borrower’s ability to continue to perform under the terms of the loan, and represent potential problem loans. Non-impaired Substandard loans totaled $12.1 million at June 30, 2022.
Additionally, the Special Mention classification is intended to be a temporary classification reflective of loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Company’s position at some future date. Special Mention loans represent an elevated risk, but their weakness does not yet justify a more severe, or classified, rating. These loans require inquiry by lenders on the cause of the potential weakness and, once analyzed, the loan classification may be downgraded to Substandard or, alternatively, could be upgraded to Pass. Special Mention loans decreased by $16.0 million from December 31, 2021 to June 30, 2022 due to continued improvements in economic conditions resulting in upgrades to commercial loans, including those that were previously downgraded due to the impact of the COVID-19 pandemic.
The following table summarizes activity in the ALL for the three and six months ended June 30, 2022 and 2021:

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
June 30, 2022
Balance, beginning of period	$11,546	$2,321	$4,301	$29	$18,197	$2,873	$201	$3,074	$237	$21,508
Provision for loan losses	748	695	184	(3)	1,624	127	24	151	—	1,775
Charge-offs	—	—	(54)	—	(54)	—	(5)	(5)	—	(59)
Recoveries	—	8	40	—	48	4	3	7	—	55
Balance, end of period	$12,294	$3,024	$4,471	$26	$19,815	$3,004	$223	$3,227	$237	$23,279
June 30, 2021
Balance, beginning of period	$10,671	$1,046	$3,714	$38	$15,469	$3,058	$208	$3,266	$232	$18,967
Provision for loan losses	806	197	(223)	(9)	771	(142)	19	(123)	(23)	625
Charge-offs	(181)	—	(112)	—	(293)	(71)	(9)	(80)	—	(373)
Recoveries	19	—	116	—	135	18	9	27	—	162
Balance, end of period	$11,315	$1,243	$3,495	$29	$16,082	$2,863	$227	$3,090	$209	$19,381
Six Months Ended
June 30, 2022
Balance, beginning of period	$12,037	$2,062	$3,814	$30	$17,943	$2,785	$215	$3,000	$237	$21,180
Provision for loan losses	225	953	684	(4)	1,858	199	18	217	—	2,075
Charge-offs	—	—	(115)	—	(115)	(10)	(18)	(28)	—	(143)
Recoveries	32	9	88	—	129	30	8	38	—	167
Balance, end of period	$12,294	$3,024	$4,471	$26	$19,815	$3,004	$223	$3,227	$237	$23,279
June 30, 2021
Balance, beginning of period	$11,151	$1,114	$3,942	$40	$16,247	$3,362	$324	$3,686	$218	$20,151
Provision for loan losses	312	128	(277)	(11)	152	(431)	(87)	(518)	(9)	(375)
Charge-offs	(181)	—	(566)	—	(747)	(92)	(29)	(121)	—	(868)
Recoveries	33	1	396	—	430	24	19	43	—	473
Balance, end of period	$11,315	$1,243	$3,495	$29	$16,082	$2,863	$227	$3,090	$209	$19,381

The ALL totaled $23.3 million at June 30, 2022, an increase of $2.1 million from December 31, 2021, resulting from a provision for loan losses of $2.1 million, which was inclusive of net recoveries of $24 thousand during the six months ended June 30, 2022. At June 30, 2022, the ALL is higher as a percentage of the total loan portfolio at 1.15% compared to 1.07% at June 30, 2021. The ALL increased in the six months ended June 30, 2022 primarily as a result of commercial loan growth; however, this was partially offset by the reduction in qualitative factors to unwind an increase from 2020 applied to the commercial real estate portfolio associated with the COVID-19 pandemic. Excluding SBA loans, which are 100% guaranteed, the ALL to total loans remained at 1.2% at both June 30, 2022 and December 31, 2021. Despite generally favorable historical charge-off data, the impact of current economic conditions may result in the need for additional provisions for loan losses in future quarters.
Classified loans totaled $19.7 million at June 30, 2022, or 1.0% of total loans outstanding, reflecting a decrease from $23.1 million, or 1.2% of loans outstanding, at December 31, 2021. The asset quality ratios previously noted are indicative of the continued benefit the Company has received from favorable historical charge-off statistics and generally stable economic and market conditions for the last few years, even while the commercial loan portfolio has been growing.
The following table summarizes the ending loan balances individually or collectively evaluated for impairment based on loan type, as well as the ALL allocation for each, at June 30, 2022 and December 31, 2021, including PCI loans:

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
June 30, 2022
Loans allocated by:
Individually evaluated for impairment	$3,008	$—	$62	$—	$3,070	$2,843	$42	$2,885	$—	$5,955
Collectively evaluated for impairment	1,069,377	157,597	379,667	12,957	1,619,598	377,209	14,867	392,076	—	2,011,674
	$1,072,385	$157,597	$379,729	$12,957	$1,622,668	$380,052	$14,909	$394,961	$—	$2,017,629
ALL allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$28	$—	$28	$—	$28
Collectively evaluated for impairment	12,294	3,024	4,471	26	19,815	2,976	223	3,199	237	23,251
	$12,294	$3,024	$4,471	$26	$19,815	$3,004	$223	$3,227	$237	$23,279
December 31, 2021
Loans allocated by:
Individually evaluated for impairment	$3,885	$—	$250	$—	$4,135	$3,078	$40	$3,118	$—	$7,253
Collectively evaluated for impairment	985,933	106,204	485,478	14,989	1,592,604	362,539	17,590	380,129	—	1,972,733
	$989,818	$106,204	$485,728	$14,989	$1,596,739	$365,617	$17,630	$383,247	$—	$1,979,986
ALL allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$28	$—	$28	$—	$28
Collectively evaluated for impairment	12,037	2,062	3,814	30	17,943	2,757	215	2,972	237	21,152
	$12,037	$2,062	$3,814	$30	$17,943	$2,785	$215	$3,000	$237	$21,180

In addition to the specific reserve allocations on impaired loans noted previously, eight loans, with aggregate outstanding principal balances of $387 thousand, have had cumulative partial charge-offs to the ALL totaling $280 thousand at June 30, 2022. As updated appraisals are received on collateral-dependent loans, partial charge-offs are taken to the extent the loans’ principal balance exceeds their fair value.
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
The unallocated portion of the ALL reflects estimated inherent losses within the portfolio that have not been detected, as well as the risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the ALL was 1.0% and 1.1% of the ALL balance at June 30, 2022 and December 31, 2021, respectively. The Company monitors the unallocated portion of the ALL and, by policy, has determined it should not exceed

3% of the total reserve. Future negative provisions for loan losses may result if the unallocated portion was to increase, and management determined the reserves were not required for the anticipated risk in the portfolio.
Management believes the Company’s ALL is adequate based on currently available information. Future adjustments to the ALL and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.
Deposits
Deposits grew by $13.7 million, or 1%, remaining at approximately $2.5 billion at both June 30, 2022 and December 31, 2021.
Noninterest-bearing deposits increased by $16.0 million, or 3%, to $569.2 million, from December 31, 2021 to June 30, 2022. Interest-bearing deposits totaled $1.9 billion at June 30, 2022, an decrease of $2.3 million, or less than 1%, from the $1.9 billion balance at December 31, 2021, despite a decrease in time deposits, due to maturities, of $36.0 million, or 12%.
Deposit growth in the first six months of 2022 was principally due to continued high levels of excess liquidity in the system as well as seasonality from public fund clients.
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
Shareholders’ equity totaled $237.5 million at June 30, 2022, a decrease of $34.1 million, or 13%, from $271.7 million at December 31, 2021. The decrease was primarily attributable to other comprehensive losses of $33.8 million due to an increase in unrealized losses on AFS securities caused by a substantial increase in market interest rates, as well as dividends paid of $4.2 million and shared-based compensation costs of $13.3 million, partially offset by net income of $17.2 million.
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
At June 30, 2022 and December 31, 2021, the Bank was considered well capitalized under applicable banking regulations. The decrease of 1.5% from 15.0% at December 31, 2021 to 13.5% at June 30, 2022 was due primarily to an increase in risk-weighted assets from the deployment of cash into commercial loans, a decrease in capital from share repurchases and an increase in deferred tax assets resulting from the increase in unrealized losses on AFS securities. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Prompt corrective action provisions are not applicable to bank holding companies, including financial holding companies.
Note 8, Shareholders' Equity and Regulatory Capital, to the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1, "Financial Information," includes a table presenting capital amounts and ratios for the Company and the Bank at June 30, 2022 and December 31, 2021.
In addition to the minimum capital ratio requirement and minimum capital ratio to be well capitalized presented in the referenced table in Note 8, the Bank must maintain a capital conservation buffer as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, Item 1 - Business, under the topic Basel III Capital Rules. At June 30, 2022, the Bank's capital conservation buffer, based on the most restrictive Total Capital to risk weighted assets capital ratio, was 5.3%, which is greater than the 2.5% requirement.

Liquidity
The primary function of asset/liability management is to ensure adequate liquidity and manage the Company’s sensitivity to changing interest rates. Liquidity management involves the ability to meet the cash flow requirements of clients who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Company's primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities, the sale of mortgage loans and borrowings from the FHLB of Pittsburgh. While maturities and scheduled amortization of loans and investment securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's maximum borrowing capacity from the FHLB is $933.1 million at June 30, 2022.
The Company regularly adjusts its investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and investment securities and the objectives of our asset/liability management policy. Unencumbered investment securities totaled $170.7 million at June 30, 2022. At June 30, 2022, the Company had $26.6 million of investment securities pledged at the FRB Discount Window, with no associated borrowings outstanding.
Supplemental Reporting of Non-GAAP Measures
As a result of acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $22.3 million and $22.9 million at June 30, 2022 and December 31, 2021, respectively.
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
Tangible book value per share and the ALL to non-SBA guarantee loans, as used by the Company in this supplemental reporting presentation, are determined by methods other than in accordance with GAAP. While we believe this information is a useful supplement to GAAP-based measures presented in this Form 10-Q, readers are cautioned that this non-GAAP disclosure has limitations as an analytical tool, should not be viewed as a substitute for financial measures determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of our results and financial condition as reported under GAAP, nor are such measures necessarily comparable to non-GAAP performance measures that may be presented by other companies. This supplemental presentation should not be construed as an inference that our future results will be unaffected by similar adjustments to be determined in accordance with GAAP. The decrease in tangible book value per share (non-GAAP) from December 31, 2021 to June 30, 2022 is primarily due to an increase in other comprehensive losses, net of taxes, of $33.8 million due to higher unrealized losses on available-for-sale securities and share repurchases.
The following table presents the computation of each non-GAAP based measure shown together with its most directly comparable GAAP based measure.

	June 30, 2022	December 31, 2021
Tangible Book Value per Common Share
Shareholders' equity	$237,527	$271,656
Less: Goodwill	18,724	18,724
Other intangible assets	3,610	4,183
Related tax effect	(758)	(878)
Tangible common equity (non-GAAP)	$215,951	$249,627

Common shares outstanding	10,676	11,183
Book value per share (most directly comparable GAAP based measure)	$22.25	$24.29
Intangible assets per share	2.02	1.97
Tangible book value per share (non-GAAP)	$20.23	$22.32

	June 30, 2022	December 31, 2021
Allowance for Loan Losses to Non-SBA Guaranteed Loans:
Allowance for loan losses	$23,279	$21,180
Gross loans	$2,017,629	$1,979,986
less: SBA guaranteed loans	(32,599)	(195,585)
Non-SBA guaranteed loans	$1,985,030	$1,784,401
Allowance for loan losses to non-SBA guaranteed loans	1.2%	1.2%

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
The simulation analysis results are presented in the Net Interest Income table below. At June 30, 2022 and December 31, 2021, results indicated the Company would be better positioned over the subsequent 12 months in an increasing rate environment than it would be if interest rates decreased. This is due to the composition of the balance sheet between fixed- and floating-rate assets, and liabilities that will reprice more rapidly as deposits migrate from certificates of deposit to non-maturity deposits. The Company has become more asset sensitive due to the increase in liquidity and overall size of the balance sheet size and mix, specifically through non-maturity deposits. As such, an increase in interest rates would benefit the Company.
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
At June 30, 2022, similar to December 31, 2021, the results indicate the Company is asset sensitive and would benefit in a rising interest rate environment more than it would if interest rates decreased. The results at June 30, 2022 reflect the impact of the FOMC's interest rate increases to date. As the federal funds rate increases further, the increase in asset yields is countered by the model's acceleration in the cost of liabilities as compared to a slower realized pace so far in this rate cycle. To improve the comparability across periods, the Company strives to follow best practices related to the assumption setting and maintains the size and mix of the period end balance sheet; thus, the results do not reflect actions management may take through the normal course of business that would impact results.

Net Interest Income			Economic Value
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates (basis points)	June 30, 2022	December 31, 2021	Change in Market Interest Rates (basis points)	June 30, 2022	December 31, 2021
(100)	(7.3)%	(1.4)%	(100)	(16.8)%	(43.8)%
100	1.9%	3.7%	100	7.5%	25.8%
200	1.5%	6.7%	200	9.8%	41.2%
Item 4. Controls and Procedures
Based on the evaluation required by Exchange Act Rules 13a-15(b) and 15d-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), at June 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at June 30, 2022. There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the six months ended June 30, 2022.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
Information regarding legal proceedings is included in Note 12, Contingencies, to the Consolidated Financial Statements under Part I, Item 1, "Financial Statements" and incorporated herein by reference.

Item 1A – Risk Factors
There have been no material changes from the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, and our Quarterly Report on Form 10-Q for the period ended March 31, 2022.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2022 to April 30, 2022	38,676	$24.30	38,676	523,519
May 1, 2022 to May 31, 2022	226,229	23.90	226,229	297,290
June 1, 2022 to June 30, 2022	142,919	24.80	142,919	154,371
Total	407,824	$24.25	407,824
In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. On April 19, 2021, the Board of Directors authorized the additional future repurchase of up to 562,000 shares of its outstanding common stock. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. For the three months ended June 30, 2022, the Company repurchased 407,824 shares of its common stock at an average price of $24.25 per share. At June 30, 2022, 823,629 shares had been repurchased under the program at a total cost of $18.8 million, or $22.79 per share. Common stock available for future repurchase totals approximately 154,371 shares, or 1% of the Company's outstanding common stock at June 30, 2022.

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

Date: August 4, 2022