Form 10-Q
period 2022-09-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2022-11-09
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s Common Stock as of November 7, 2022: 10,677,554.

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

(Dollars in thousands, except per share amounts)	September 30, 2022	December 31, 2021
Assets
Cash and due from banks	$34,481	$21,217
Interest-bearing deposits with banks	32,446	187,493
Cash and cash equivalents	66,927	208,710
Restricted investments in bank stocks	6,469	7,252
Securities available for sale (amortized cost of $558,057 and $466,806 at September 30, 2022 and December 31, 2021, respectively)	503,596	472,438
Loans held for sale, at fair value	10,175	8,868
Loans	2,087,927	1,979,986
Less: Allowance for loan losses	(24,709)	(21,180)
Net loans	2,063,218	1,958,806
Premises and equipment, net	31,457	34,045
Cash surrender value of life insurance	71,332	70,217
Goodwill	18,724	18,724
Other intangible assets, net	3,338	4,183
Accrued interest receivable	9,212	8,234
Deferred tax assets, net	26,875	11,648
Other assets	40,769	31,440
Total assets	$2,852,092	$2,834,565
Liabilities
Deposits:
Noninterest-bearing	$562,024	$553,238
Interest-bearing	1,943,829	1,911,691
Total deposits	2,505,853	2,464,929
Securities sold under agreements to repurchase	21,065	23,301
FHLB advances and other borrowings	1,567	1,896
Subordinated notes	32,010	31,963
Other liabilities	74,219	40,820
Total liabilities	2,634,714	2,562,909

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value—$0.05205 stated value per share 50,000,000 shares authorized; 11,236,558 shares issued and 10,686,064 outstanding at September 30, 2022; 11,258,167 shares issued and 11,183,050 outstanding at December 31, 2021	585	586
Additional paid - in capital	188,730	189,689
Retained earnings	84,867	78,700
Accumulated other comprehensive (loss) income	(43,468)	4,449
Treasury stock—550,494 and 75,117 shares, at cost at September 30, 2022 and December 31, 2021, respectively	(13,336)	(1,768)
Total shareholders’ equity	217,378	271,656
Total liabilities and shareholders’ equity	$2,852,092	$2,834,565
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of (Loss) Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share amounts)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest income
Loans	$23,152	$19,890	$66,548	$62,724
Investment securities - taxable	2,907	1,514	6,462	5,007
Investment securities - tax-exempt	1,160	652	3,013	1,790
Short-term investments	200	135	536	255
Total interest income	27,419	22,191	76,559	69,776
Interest expense
Deposits	1,372	937	2,758	3,410
Securities sold under agreements to repurchase	10	8	24	25
FHLB advances and other borrowings	78	123	121	458
Subordinated notes	504	503	1,510	1,507
Total interest expense	1,964	1,571	4,413	5,400
Net interest income	25,455	20,620	72,146	64,376
Provision for loan losses	1,500	365	3,575	(10)
Net interest income after provision for loan losses	23,955	20,255	68,571	64,386
Noninterest income
Service charges on deposit accounts	977	796	2,861	2,231
Interchange income	1,014	1,030	3,059	3,049
Other service charges and fees	239	197	622	527
Swap fee income	197	67	1,935	135
Trust and investment management income	2,006	1,930	5,852	5,862
Brokerage income	947	987	2,864	2,708
Mortgage banking activities	(1,014)	1,333	205	4,684
Income from life insurance	583	569	1,742	1,690
Investment securities (losses) gains	(14)	479	(163)	635
Other income	1,123	263	1,749	338
Total noninterest income	6,058	7,651	20,726	21,859
Noninterest expenses
Salaries and employee benefits	12,705	11,498	35,354	31,907
Occupancy	1,166	1,154	3,586	3,492
Furniture and equipment	1,214	1,220	3,784	3,800
Data processing	1,192	990	3,410	3,041
Automated teller and interchange fees	329	294	952	862
Advertising and bank promotions	278	735	1,514	1,434
FDIC insurance	294	218	767	570
Professional services	887	562	2,417	1,862
Directors' compensation	213	155	674	624
Taxes other than income	488	16	1,160	929
Intangible asset amortization	272	314	845	972
Provision for legal settlement	13,000	—	13,000	—
Restructuring expenses	3,155	—	3,155	—
Other operating expenses	1,219	1,879	3,952	4,358
Total noninterest expenses	36,412	19,035	74,570	53,851
(Loss) income before income tax (benefit) expense	(6,399)	8,871	14,727	32,394
Income tax (benefit) expense	(1,571)	1,679	2,316	6,219
Net (loss) income	$(4,828)	$7,192	$12,411	$26,175

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Per share information:
Basic (loss) earnings per share	$(0.47)	$0.66	$1.17	$2.38
Diluted (loss) earnings per share	(0.47)	0.65	1.16	2.36
Dividends paid per share	0.19	0.19	0.57	0.55
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net (loss) income	$(4,828)	$7,192	$12,411	$26,175
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities available for sale arising during the period	(17,297)	(2,346)	(60,256)	2,335
Reclassification adjustment for losses (gains) realized in net income	14	(479)	163	(635)
Net unrealized (losses) gains on securities available for sale	(17,283)	(2,825)	(60,093)	1,700
Tax effect	3,629	593	12,620	(357)
Total other comprehensive (loss) gain, net of tax and reclassification adjustments on securities available for sale	(13,654)	(2,232)	(47,473)	1,343
Unrealized (losses) gains on interest rate swaps used in cash flow hedges	(562)	(183)	(562)	473
Reclassification adjustment for losses realized in net income	—	581	—	757
Net unrealized (losses) gains on interest rate swaps used in cash flow hedges	(562)	398	(562)	1,230
Tax effect	118	(83)	118	(258)
Total other comprehensive (losses) gains, net of tax and reclassification adjustments on interest rate swaps used in cash flow hedges	(444)	315	(444)	972
Total other comprehensive (loss) gain, net of tax and reclassification adjustments	(14,098)	(1,917)	(47,917)	2,315
Total comprehensive (loss) income	$(18,926)	$5,275	$(35,506)	$28,490
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended September 30, 2022
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, June 30, 2022	$585	$188,178	$91,723	$(29,370)	$(13,589)	$237,527
Net loss	—	—	(4,828)	—	—	(4,828)
Total other comprehensive loss, net of taxes	—	—	—	(14,098)	—	(14,098)
Cash dividends ($0.19 per share)	—	—	(2,028)	—	—	(2,028)
Share-based compensation plans:
0 net common shares issued and 10,385 net treasury shares issued, including compensation expense totaling $741	—	552	—	—	253	805
Balance, September 30, 2022	$585	$188,730	$84,867	$(43,468)	$(13,336)	$217,378

	Nine Months Ended September 30, 2022
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2022	$586	$189,689	$78,700	$4,449	$(1,768)	$271,656
Net income	—	—	12,411	—	—	12,411
Total other comprehensive loss, net of taxes	—	—	—	(47,917)	—	(47,917)
Cash dividends ($0.57 per share)	—	—	(6,244)	—	—	(6,244)
Share-based compensation plans:
21,609 net common shares acquired and 475,377 net treasury shares acquired, including compensation expense totaling $1,608	(1)	(959)	—	—	(11,568)	(12,528)
Balance, September 30, 2022	$585	$188,730	$84,867	$(43,468)	$(13,336)	$217,378

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

	Three Months Ended September 30, 2021
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, July 1, 2021	$586	$188,772	$69,052	$7,578	$(50)	$265,938
Net income	—	—	7,192	—	—	7,192
Total other comprehensive loss, net of taxes	—	—	—	(1,917)	—	(1,917)
Cash dividends ($0.19 per share)	—	—	(2,122)	—	—	(2,122)
Share-based compensation plans:
16,593 net common shares acquired and 41,106 net treasury shares acquired, including compensation expense totaling $483	—	396	—	—	(918)	(522)
Balance, September 30, 2021	$586	$189,168	$74,122	$5,661	$(968)	$268,569

	Nine Months Ended September 30, 2021
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2021	$586	$189,066	$54,099	$3,346	$(848)	$246,249
Net income	—	—	26,175	—	—	26,175
Total other comprehensive income, net of taxes	—	—	—	2,315	—	2,315
Cash dividends ($0.55 per share)	—	—	(6,152)	—	—	(6,152)
Share-based compensation plans:
8,129 net common shares acquired and 11,864 net treasury shares issued, including compensation expense totaling $1,428	—	102	—	—	(120)	(18)
Balance, September 30, 2021	$586	$189,168	$74,122	$5,661	$(968)	$268,569

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Nine Months Ended
(Dollars in thousands)	September 30, 2022	September 30, 2021
Cash flows from operating activities
Net income	$12,411	$26,175
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization (discount accretion)	1,319	(690)
Depreciation and amortization expense	3,536	4,014
Provision for loan losses	3,575	(10)
Share-based compensation	1,608	1,428
Gains on sales of loans originated for sale	(1,305)	(4,253)
Fair value adjustments on loans held for sale	1,405	273
Mortgage loans originated for sale	(72,247)	(150,652)
Proceeds from sales of loans originated for sale	67,554	159,425
Gains on sale of portfolio loans	(306)	—
Writedown of OREO and premises held for sale	1,297	—
Net loss on disposal of premises and equipment	483	—
Deferred income tax benefit	(2,489)	(267)
Investment securities losses (gains)	163	(635)
Provision for legal settlement	13,000	—
Return on investments in limited partnerships	(964)	—
Loss on derivative terminations	—	514
Income from life insurance	(1,742)	(1,690)
(Increase) decrease in accrued interest receivable	(978)	912
Increase (decrease) in other liabilities	20,271	(221)
Other, net	(8,833)	(4,108)
Net cash provided by operating activities	37,758	30,215
Cash flows from investing activities
Proceeds from sales of AFS securities	3,075	149,038
Maturities, repayments and calls of AFS securities	42,442	30,525
Purchases of AFS securities	(139,580)	(156,912)
Net redemptions of restricted investments in bank stocks	783	3,512
Net distributions from investments in limited partnerships	1,410	—
Net (increase) decrease in loans	(109,424)	41,504
Proceeds from sales of portfolio loans	4,443	—
Purchases of bank premises and equipment	(805)	(891)
Death benefit proceeds from life insurance contracts	142	—
Net cash (used in) provided by investing activities	(197,514)	66,776
Cash flows from financing activities
Net increase in deposits	40,917	145,203
Net increase in borrowings with original maturities less than 90 days	(2,236)	8,129
Payments on FHLB advances and other borrowings	(329)	(56,042)
Settlement of terminated derivatives	—	(525)
Dividends paid	(6,244)	(6,152)
Acquisition of treasury stock	(14,056)	(1,069)
Shares repurchased as treasury stock for employee taxes associated with restricted stock vesting	(262)	(514)
Proceeds from issuance of employee stock purchase plan shares	183	136
Net cash provided by financing activities	17,973	89,166
Net (decrease) increase in cash and cash equivalents	(141,783)	186,157
Cash and cash equivalents at beginning of period	208,710	125,258
Cash and cash equivalents at end of period	$66,927	$311,415

	Nine Months Ended
	September 30, 2022	September 30, 2021
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,917	$5,007
Income taxes	3,400	4,100
Supplemental schedule of noncash activities:
Loans transferred from LHFS to portfolio loans	1,510	—
Premise and equipment transferred to held for sale	2,844	—
Lease liabilities arising from obtaining ROU assets	94	1,392
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
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of Orrstown Financial Services, Inc. and its wholly owned subsidiary, the Bank. The Company has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, SEC rules that permit reduced disclosure for interim periods, and Article 10 of Regulation S-X. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements. The December 31, 2021 consolidated balance sheet information contained in this Quarterly Report on Form 10-Q was derived from the Company's 2021 audited consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications have been made to the prior period amounts to conform with current period classifications. These reclassifications did not have a material impact on the Company's consolidated financial condition, results of operations or statement of consolidated cash flows.
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
Changes to the fair value of derivatives designated and that qualify as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The Company discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period due to circumstances, such as the impact of the COVID-19 pandemic. Upon discontinuance, the associated gains and losses deferred in AOCI are reclassified immediately into earnings and subsequent changes in the fair value of the cash flow hedge are recognized in earnings. At September 30, 2022, the Company had two interest rate derivatives designated as hedging instruments with a total notional value of $100.0 million compared to no interest rate derivatives designated as a hedging instrument at December 31, 2021.
Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. At September 30, 2022 and December 31, 2021, the Company had interest rate swaps not designated as hedges with a total notional value of $206.4 million and $75.8 million, respectively.
The Company also may enter into risk participation agreements with a financial institution counterparty for an interest rate derivative contract related to a loan in which the Company may be a participant or the agent bank. The risk participation agreement provides credit protection to the agent bank should the borrower fail to perform on its interest rate derivative contracts with the agent bank. The Company manages its credit risk on risk participation agreements by monitoring the creditworthiness of the borrower, which follows the same credit review process as derivative instruments entered into directly with the borrower. The notional amount of a risk participation agreement reflects the Company's pro-rata share of the derivative instrument, consistent with its share of the related participated loan. Changes in the fair value of the risk participation agreement are recognized directly into earnings. At September 30, 2022 and December 31, 2021, the Company had a risk participation with sold protection with a notional value of $15.9 million for both periods, and a risk participation with purchased protection with a notional value of $5.0 million and zero at September 30, 2022 and December 31, 2021, respectively.
As a part of its normal residential mortgage operations, the Company will enter into an interest rate lock commitment with a potential borrower. The Company may enter into a corresponding commitment with an investor to sell that loan at a specific price shortly after origination. In accordance with FASB ASC 820, adjustments are recorded through earnings to account for the net change in fair value of these held for sale loans. The fair value of held for sale loans can vary based on the interest rate locked with the customer and the current market interest rate at the balance sheet date.
Leases - The Company evaluates its contracts at inception to determine if an arrangement either is a lease or contains one. Operating lease ROU assets are included in other assets and operating lease liabilities in accrued interest payable and other liabilities in the unaudited condensed consolidated balance sheets. The Company had no finance leases at September 30, 2022 and December 31, 2021.
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

Recent Accounting Pronouncements - ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The amendments in this update require an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the amendments in this update amend the accounting for credit losses on AFS debt securities and purchased financial assets with credit deterioration. For certain public companies, this update was effective for interim and annual periods beginning after December 15, 2019. The implementation deadline of ASU 2016-13 was extended for smaller reporting and other companies until the fiscal year and interim periods beginning after December 15, 2022. The Company will implement ASU 2016-13 effective January 1, 2023.
ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates ("ASU 2019-10"), extended the implementation deadline of ASU 2016-13 for smaller reporting and other companies until the fiscal year and interim periods beginning after December 15, 2022. The Company meets the requirements to be considered a smaller reporting company under SEC Regulation S-K and SEC Rule 405, and will adopt ASU 2016-13 effective January 1, 2023. The Company is evaluating the impact of the adoption of ASU 2016-13, and is working with a third-party vendor solution to assist with the application of ASU 2016-13 and finalizing the loss estimation models to be used. Once management finalizes which methods will be utilized, another third party vendor will perform a model validation prior to adoption. The Company expects to recognize a one-time cumulative-effect adjustment to the allowance for credit losses as of the date of adoption of the new standard. While the Company anticipates the allowance for loan losses will increase under its current assumptions, it expects the impact of adopting ASU 2016-13 will be influenced by the composition, characteristics and quality of its loan and investment securities portfolios, as well as general economic conditions and forecasts at the adoption date. The other provisions of ASU 2019-10 were not applicable to the Company.
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

NOTE 2. INVESTMENT SECURITIES
At September 30, 2022 and December 31, 2021, all investment securities were classified as AFS. The following table summarizes amortized cost and fair value of investment securities, and the corresponding amounts of gross unrealized gains and losses recognized in AOCI, at September 30, 2022 and December 31, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2022
U.S. Treasury securities	$20,074	$—	$2,959	$17,115
States and political subdivisions	254,603	125	34,692	220,036
GSE residential MBSs	64,258	—	5,055	59,203
GSE residential CMOs	70,964	—	6,814	64,150
Non-agency CMOs	31,346	—	2,374	28,972
Asset-backed	116,427	—	2,692	113,735
Other	385	—	—	385
Totals	$558,057	$125	$54,586	$503,596
December 31, 2021
U.S. Treasury securities	$20,084	$—	$382	$19,702
States and political subdivisions	185,437	8,606	673	193,370
GSE residential MBSs	41,260	44	578	40,726
GSE residential CMOs	66,430	436	944	65,922
Non-agency CMOs	30,676	—	978	29,698
Asset-backed	122,520	401	300	122,621
Other	399	—	—	399
Totals	$466,806	$9,487	$3,855	$472,438

The following table summarizes investment securities with unrealized losses at September 30, 2022 and December 31, 2021, aggregated by major investment security type and the length of time in a continuous unrealized loss position.

	Less Than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
September 30, 2022
U.S. Treasury securities	—	$—	$—	3	$17,115	$2,959	3	$17,115	$2,959
States and political subdivisions	54	180,836	27,459	8	23,384	7,233	62	204,220	34,692
GSE residential MBSs	8	37,055	1,919	7	22,148	3,136	15	59,203	5,055
GSE residential CMOs	9	31,506	2,633	7	32,644	4,181	16	64,150	6,814
Non-agency CMOs	3	20,101	871	2	8,871	1,503	5	28,972	2,374
Asset-backed	14	85,529	2,081	3	28,206	611	17	113,735	2,692
Totals	88	$355,027	$34,963	30	$132,368	$19,623	118	$487,395	$54,586
December 31, 2021
U.S. Treasury securities	3	$19,702	$382	—	$—	$—	3	$19,702	$382
States and political subdivisions	12	45,522	673	—	—	—	12	45,522	673
GSE residential MBSs	9	37,899	578	—	—	—	9	37,899	578
GSE residential CMOs	7	41,163	944	—	—	—	7	41,163	944
Non-agency CMOs	3	24,661	978	—	—	—	3	24,661	978
Asset-backed	3	21,245	138	3	34,180	162	6	55,425	300
Totals	37	$190,192	$3,693	3	$34,180	$162	40	$224,372	$3,855

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
U.S. Treasury Securities. The unrealized losses presented in the table above have been caused by an increase in rates from the time these securities were purchased. Management considers the full faith and credit of the U.S. government in determining whether a security is OTTI. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at September 30, 2022 or December 31, 2021.
States and Political Subdivisions. The unrealized losses presented in the table above have been caused by a rise in interest rates from the time these securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is OTTI. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at September 30, 2022 or December 31, 2021.
GSE Residential CMOs and GSE Residential MBS. The unrealized losses presented in the table above have been caused by a widening of spreads and a rise in interest rates from the time these securities were purchased. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than its par value basis. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at September 30, 2022 or December 31, 2021.
Non-Agency CMOs. The unrealized losses presented in the table above were caused by a widening of spreads and a rise in interest rates from the time the securities were purchased. Management considers the investment rating and other credit support in determining whether a security is OTTI. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at September 30, 2022 or December 31, 2021.
Asset-backed. The unrealized losses presented in the table above were caused by a widening of spreads and a rise in the interest rates from the time the securities were purchased. Management considers the investment rating and other credit support in determining whether a security is OTTI. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at September 30, 2022 or December 31, 2021.
The following table summarizes amortized cost and fair value of investment securities by contractual maturity at September 30, 2022. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$249	$249
Due after one year through five years	8,440	8,065
Due after five years through ten years	85,918	75,831
Due after ten years	180,455	153,391
CMOs and MBSs	166,568	152,325
Asset-backed	116,427	113,735
Totals	$558,057	$503,596
The following table summarizes proceeds from sales of investment securities and gross gains and gross losses for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Proceeds from sale of investment securities	$—	$73,319	$3,075	$149,038
Gross gains	—	482	25	1,844
Gross losses	14	3	17	1,209
During the three and nine months ended September 30, 2022, the Company recorded net investment security losses of $14 thousand and net investment security gains of $8 thousand, respectively, compared to net gains of $479 thousand and $635 thousand for the three and nine months ended September 30, 2021, respectively. A non-agency CMO was called, which resulted in a loss of $171 thousand for the nine months ended September 30, 2022. During the nine months ended September 30, 2022, the principal balance of $3.1 million of one security was sold for proceeds of $3.1 million compared to 18 securities with a principal balance of $148.4 million that were sold for proceeds of $149.0 million during the nine months ended September 30, 2021. There were four investment securities with a principal balance of $72.8 million sold for proceeds of $73.3 million during the three months ended September 30, 2021, compared to none during the three months ended September 30, 2022. Investment securities with a fair value of $404.1 million and $295.6 million at September 30, 2022 and December 31, 2021, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

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
Commercial and industrial loans include advances to local and regional businesses for general commercial purposes and include permanent and short-term working capital, machinery and equipment financing, and may be either in the form of lines of credit or term loans. Although commercial and industrial loans may be unsecured to our highest-rated borrowers, the majority of these loans are secured by the borrower’s accounts receivable, inventory and machinery and equipment. In a significant number of these loans, the collateral also includes the business real estate or the business owner’s personal real estate or assets. Commercial and industrial loans present credit exposure to the Company, as they are more susceptible to risk of loss during a downturn in the economy as borrowers may have greater difficulty in meeting their debt service requirements and the value of the collateral may decline. The Company attempts to mitigate this risk through its underwriting standards, including evaluating the creditworthiness of the borrower and, to the extent available, credit ratings on the business. Additionally, monitoring of the loans through annual renewals and meetings with the borrowers are typical. However, these procedures cannot eliminate the risk of loss associated with commercial and industrial lending. At September 30, 2022 and December 31, 2021, commercial and industrial loans include $17.0 million and $189.9 million, respectively, of loans, net of deferred fees and costs, originated through the SBA PPP. At September 30, 2022, the Bank has $347 thousand of net deferred SBA PPP fees remaining to be recognized through net interest income over the remaining life of the loans. The timing of the recognition of these fees is dependent upon the loan forgiveness process established by the SBA. As these loans are 100% guaranteed by the SBA, there is no associated ALL at September 30, 2022.
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

The following table presents the loan portfolio by segment and class, excluding residential mortgage LHFS, at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Commercial real estate:
Owner occupied	$313,125	$238,668
Non-owner occupied	573,605	551,783
Multi-family	114,561	93,255
Non-owner occupied residential	105,267	106,112
Acquisition and development:
1-4 family residential construction	20,810	12,279
Commercial and land development	148,512	93,925
Commercial and industrial (1)	378,574	485,728
Municipal	12,683	14,989
Residential mortgage:
First lien	220,970	198,831
Home equity - term	5,869	6,081
Home equity - lines of credit	180,267	160,705
Installment and other loans	13,684	17,630
Total loans	$2,087,927	$1,979,986
(1) This balance includes $17.0 million and $189.9 million of SBA PPP loans, net of deferred fees and costs, at September 30, 2022 and December 31, 2021, respectively.
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

The following table summarizes the Company’s loan portfolio ratings based on its internal risk rating system at September 30, 2022 and December 31, 2021:

	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	PCI Loans	Total
September 30, 2022
Commercial real estate:
Owner occupied	$302,001	$3,392	$2,649	$2,849	$—	$2,234	$313,125
Non-owner occupied	566,996	3,931	2,388	—	—	290	573,605
Multi-family	106,306	8,010	245	—	—	—	114,561
Non-owner occupied residential	102,136	1,979	493	90	—	569	105,267
Acquisition and development:
1-4 family residential construction	20,810	—	—	—	—	—	20,810
Commercial and land development	132,621	15,891	—	—	—	—	148,512
Commercial and industrial	349,319	20,891	6,236	45	—	2,083	378,574
Municipal	12,683	—	—	—	—	—	12,683
Residential mortgage:
First lien	213,812	—	223	2,593	—	4,342	220,970
Home equity - term	5,849	—	—	5	—	15	5,869
Home equity - lines of credit	179,850	—	45	372	—	—	180,267
Installment and other loans	13,639	—	—	38	—	7	13,684
	$2,006,022	$54,094	$12,279	$5,992	$—	$9,540	$2,087,927

December 31, 2021
Commercial real estate:
Owner occupied	$219,250	$7,239	$6,087	$3,763	$—	$2,329	$238,668
Non-owner occupied	528,010	23,297	166	—	—	310	551,783
Multi-family	84,414	8,238	603	—	—	—	93,255
Non-owner occupied residential	102,588	1,065	1,153	122	—	1,184	106,112
Acquisition and development:
1-4 family residential construction	12,279	—	—	—	—	—	12,279
Commercial and land development	92,049	1,385	491	—	—	—	93,925
Commercial and industrial	470,579	7,917	4,720	250	—	2,262	485,728
Municipal	14,989	—	—	—	—	—	14,989
Residential mortgage:
First lien	191,386	—	225	2,635	—	4,585	198,831
Home equity - term	6,058	—	—	7	—	16	6,081
Home equity - lines of credit	160,203	20	46	436	—	—	160,705
Installment and other loans	17,584	—	—	40	—	6	17,630
	$1,899,389	$49,161	$13,491	$7,253	$—	$10,692	$1,979,986

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
At September 30, 2022 and December 31, 2021, except for TDRs, all of the Company’s loan impairments were measured based on the estimated fair value of the collateral securing the loan. By definition, TDRs are considered impaired. All TDR impairment analyses are initially based on discounted cash flows for those loans. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it could also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
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
The following table, which excludes accruing PCI loans, summarizes impaired loans by segment and class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at September 30, 2022 and December 31, 2021. The recorded investment in loans excludes accrued interest receivable due to insignificance. Related allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and any partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
September 30, 2022
Commercial real estate:
Owner-occupied	$—	$—	$—	$2,849	$3,840
Non-owner occupied residential	—	—	—	90	211
Commercial and industrial	—	—	—	45	306
Residential mortgage:
First lien	233	233	28	2,360	3,181
Home equity—term	—	—	—	5	8
Home equity—lines of credit	—	—	—	372	609
Installment and other loans	—	—	—	38	38
	$233	$233	$28	$5,759	$8,193
December 31, 2021
Commercial real estate:
Owner-occupied	$—	$—	$—	$3,763	$4,902
Non-owner occupied residential	—	—	—	122	259
Commercial and industrial	—	—	—	250	547
Residential mortgage:
First lien	341	341	28	2,294	3,337
Home equity—term	—	—	—	7	10
Home equity—lines of credit	—	—	—	436	653
Installment and other loans	—	—	—	40	40
	$341	$341	$28	$6,912	$9,748

The following table, which excludes accruing PCI loans, summarizes the average recorded investment in impaired loans and related recognized interest income for the three and nine months ended September 30, 2022 and 2021:

	2022		2021
	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Three Months Ended September 30,
Commercial real estate:
Owner-occupied	$2,881	$—	$4,179	$—
Non-owner occupied residential	93	—	232	—
Commercial and industrial	51	—	3,073	—
Residential mortgage:
First lien	2,390	10	2,541	11
Home equity – term	5	—	10	—
Home equity - lines of credit	382	—	463	—
Installment and other loans	43	—	24	—
	$5,845	$10	$10,522	$11
Nine Months Ended September 30,
Commercial real estate:
Owner occupied	$3,126	$—	$3,848	$1
Multi-family	—	—	7	—
Non-owner occupied residential	100	—	252	—
Acquisition and development:
Commercial and land development	—	—	246	—
Commercial and industrial	132	—	3,046	—
Residential mortgage:
First lien	2,370	25	2,575	32
Home equity - term	6	—	12	—
Home equity - lines of credit	407	—	547	—
Installment and other loans	45	—	17	—
	$6,186	$25	$10,550	$33

The following table presents impaired loans that are TDRs, with the recorded investment at September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing:
Residential mortgage:
First lien	8	$689	8	$804
Nonaccruing:
Residential mortgage:
First lien	4	219	5	285
Installment and other loans	1	3	—	—
	5	222	5	285
	13	$911	13	$1,089

There were no new TDRs in the three months ended September 30, 2022. For the nine months ended September 30, 2022, there were two new TDRs, both on non-accrual status, totaling $3 thousand. There were no new TDRs in 2021. One of the two new TDRs during 2022 was paid off in full during the three months ended September 30, 2022.
Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of loan portfolio summarized by aging categories of performing loans and nonaccrual loans at September 30, 2022 and December 31, 2021:

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
September 30, 2022
Commercial real estate:
Owner occupied	$307,819	$223	$—	$—	$223	$2,849	$310,891
Non-owner occupied	573,233	82	—	—	82	—	573,315
Multi-family	114,561	—	—	—	—	—	114,561
Non-owner occupied residential	104,502	106	—	—	106	90	104,698
Acquisition and development:
1-4 family residential construction	20,810	—	—	—	—	—	20,810
Commercial and land development	148,512	—	—	—	—	—	148,512
Commercial and industrial	376,166	11	269	—	280	45	376,491
Municipal	12,683	—	—	—	—	—	12,683
Residential mortgage:
First lien	213,733	746	219	26	991	1,904	216,628
Home equity - term	5,849	—	—	—	—	5	5,854
Home equity - lines of credit	179,365	107	423	—	530	372	180,267
Installment and other loans	13,521	105	13	—	118	38	13,677
Subtotal	2,070,754	1,380	924	26	2,330	5,303	2,078,387
Loans acquired with credit deterioration:
Commercial real estate:
Owner occupied	2,234	—	—	—	—	—	2,234
Non-owner occupied	290	—	—	—	—	—	290
Non-owner occupied residential	458	—	—	111	111	—	569
Commercial and industrial	2,083	—	—	—	—	—	2,083
Residential mortgage:
First lien	4,130	8	109	95	212	—	4,342
Home equity - term	15	—	—	—	—	—	15
Installment and other loans	7	—	—	—	—	—	7
Subtotal	9,217	8	109	206	323	—	9,540
	$2,079,971	$1,388	$1,033	$232	$2,653	$5,303	$2,087,927

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
December 31, 2021
Commercial real estate:
Owner occupied	$231,371	$314	$—	$891	$1,205	$3,763	$236,339
Non-owner occupied	551,473	—	—	—	—	—	551,473
Multi-family	93,255	—	—	—	—	—	93,255
Non-owner occupied residential	104,645	161	—	—	161	122	104,928
Acquisition and development:
1-4 family residential construction	12,279	—	—	—	—	—	12,279
Commercial and land development	93,793	132	—	—	132	—	93,925
Commercial and industrial	483,088	128	—	—	128	250	483,466
Municipal	14,989	—	—	—	—	—	14,989
Residential mortgage:
First lien	189,043	2,995	281	96	3,372	1,831	194,246
Home equity - term	6,042	16	—	—	16	7	6,065
Home equity - lines of credit	159,628	641	—	—	641	436	160,705
Installment and other loans	17,467	109	8	—	117	40	17,624
Subtotal	1,957,073	4,496	289	987	5,772	6,449	1,969,294
Loans acquired with credit deterioration:
Commercial real estate:
Owner occupied	2,329	—	—	—	—	—	2,329
Non-owner occupied	310	—	—	—	—	—	310
Non-owner occupied residential	479	—	587	118	705	—	1,184
Commercial and industrial	2,262	—	—	—	—	—	2,262
Residential mortgage:
First lien	3,937	387	166	95	648	—	4,585
Home equity - term	15	—	—	1	1	—	16
Installment and other loans	6	—	—	—	—	—	6
Subtotal	9,338	387	753	214	1,354	—	10,692
	$1,966,411	$4,883	$1,042	$1,201	$7,126	$6,449	$1,979,986

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
All factors noted above were deemed appropriate at September 30, 2022. For the nine months ended September 30, 2022, these factors were unchanged, except for a reduction in the National and Local Economic Conditions factor during the first quarter of 2022. This factor had been increased previously for economic concerns in the commercial real estate portfolio associated with the COVID-19 pandemic. The additional allocation was removed at March 31, 2022 as these concerns had subsided.

The following table presents the activity in the ALL for the three and nine months ended September 30, 2022 and 2021:

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
September 30, 2022
Balance, beginning of period	$12,294	$3,024	$4,471	$26	$19,815	$3,004	$223	$3,227	$237	$23,279
Provision for loan losses	551	342	296	(1)	1,188	309	(5)	304	8	1,500
Charge-offs	—	—	(87)	—	(87)	—	(24)	(24)	—	(111)
Recoveries	—	1	32	—	33	2	6	8	—	41
Balance, end of period	$12,845	$3,367	$4,712	$25	$20,949	$3,315	$200	$3,515	$245	$24,709
September 30, 2021
Balance, beginning of period	$11,315	$1,243	$3,495	$29	$16,082	$2,863	$227	$3,090	$209	$19,381
Provision for loan losses	(179)	290	386	(2)	495	(147)	18	(129)	(1)	365
Charge-offs	(89)	—	(55)	—	(144)	—	(20)	(20)	—	(164)
Recoveries	305	8	60	—	373	5	5	10	—	383
Balance, end of period	$11,352	$1,541	$3,886	$27	$16,806	$2,721	$230	$2,951	$208	$19,965
Nine Months Ended
September 30, 2022
Balance, beginning of period	$12,037	$2,062	$3,814	$30	$17,943	$2,785	$215	$3,000	$237	$21,180
Provision for loan losses	776	1,295	980	(5)	3,046	508	13	521	8	3,575
Charge-offs	—	—	(202)	—	(202)	(10)	(42)	(52)	—	(254)
Recoveries	32	10	120	—	162	32	14	46	—	208
Balance, end of period	$12,845	$3,367	$4,712	$25	$20,949	$3,315	$200	$3,515	$245	$24,709
September 30, 2021
Balance, beginning of period	$11,151	$1,114	$3,942	$40	$16,247	$3,362	$324	$3,686	$218	$20,151
Provision for loan losses	133	418	109	(13)	647	(578)	(69)	(647)	(10)	(10)
Charge-offs	(270)	—	(621)	—	(891)	(92)	(49)	(141)	—	(1,032)
Recoveries	338	9	456	—	803	29	24	53	—	856
Balance, end of period	$11,352	$1,541	$3,886	$27	$16,806	$2,721	$230	$2,951	$208	$19,965

The following table summarizes the ending loan balance individually evaluated for impairment based upon loan segment, as well as the related ALL loss allocation for each at September 30, 2022 and December 31, 2021. Accruing PCI loans are excluded from loans individually evaluated for impairment.

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
September 30, 2022
Loans allocated by:
Individually evaluated for impairment	$2,939	$—	$45	$—	$2,984	$2,970	$38	$3,008	$—	$5,992
Collectively evaluated for impairment	1,103,619	169,322	378,529	12,683	1,664,153	404,136	13,646	417,782	—	2,081,935
	$1,106,558	$169,322	$378,574	$12,683	$1,667,137	$407,106	$13,684	$420,790	$—	$2,087,927
ALL allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$28	$—	$28	$—	$28
Collectively evaluated for impairment	12,845	3,367	4,712	25	20,949	3,287	200	3,487	245	24,681
	$12,845	$3,367	$4,712	$25	$20,949	$3,315	$200	$3,515	$245	$24,709
December 31, 2021
Loans allocated by:
Individually evaluated for impairment	$3,885	$—	$250	$—	$4,135	$3,078	$40	$3,118	$—	$7,253
Collectively evaluated for impairment	985,933	106,204	485,478	14,989	1,592,604	362,539	17,590	380,129	—	1,972,733
	$989,818	$106,204	$485,728	$14,989	$1,596,739	$365,617	$17,630	$383,247	$—	$1,979,986
ALL allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$28	$—	$28	$—	$28
Collectively evaluated for impairment	12,037	2,062	3,814	30	17,943	2,757	215	2,972	237	21,152
	$12,037	$2,062	$3,814	$30	$17,943	$2,785	$215	$3,000	$237	$21,180

The following table provides activity for the accretable yield on purchased impaired loans for the three and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Accretable yield, beginning of period	$2,420	$3,016	$2,661	$3,438
Accretion of income	(171)	(203)	(761)	(878)
Reclassifications from nonaccretable difference due to improvement in expected cash flows	23	11	368	128
Other changes, net	248	(12)	252	124
Accretable yield, end of period	$2,520	$2,812	$2,520	$2,812

NOTE 4. LEASES
A lease provides the lessee the right to control the use of an identified asset for a period of time in exchange for consideration. The Company has primarily entered into operating leases for branches and office space. Most of the Company's leases contain renewal options, which the Company is reasonably certain to exercise. Including renewal options, the Company's leases range from five to 31 years. Operating lease right-of-use assets and lease liabilities are included in other assets and accrued interest and other liabilities on the Company's unaudited condensed consolidated balance sheets.
The Company uses its incremental borrowing rate to determine the present value of the lease payments, as the rate implicit in the Company's leases is not readily determinable. Lease agreements that contain non-lease components are generally accounted for as a single lease component, while variable costs, such as common area maintenance expenses and property taxes, are expensed as incurred.
The following table summarizes the Company's operating leases at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Operating lease ROU assets	$9,474	$10,515
Operating lease ROU liabilities	10,134	11,119
Weighted-average remaining lease term (in years)	14.4	14.6
Weighted-average discount rate	4.1%	4.1%
The following table presents information related to the Company's operating leases for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Cash paid for operating lease liabilities	$300	$331	$889	$947
Operating lease expense	347	388	1,090	1,179
The following table presents expected future maturities of the Company's lease liabilities as of September 30, 2022:

Remainder of 2022	$260
2023	1,153
2024	1,179
2025	1,201
2026	1,233
Thereafter	9,455
14,481
Less: imputed interest	4,347
Total lease liabilities	$10,134

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
At September 30, 2022 and 2021, goodwill was $18.7 million. No impairment charges were recorded in the three and nine months ended September 30, 2022 and September 30, 2021.

Goodwill is not amortized but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit.
The Company conducted its last annual goodwill impairment test as of November 30, 2021 using generally accepted valuation methods. As a result of that impairment test, no goodwill impairment was identified. No changes occurred that would impact the results of that analysis through September 30, 2022.

The following table presents changes in and components of other intangible assets for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning of period	$3,610	$4,800	$4,183	$5,458
Amortization expense	(272)	(314)	(845)	(972)
Balance, end of period	$3,338	$4,486	$3,338	$4,486
No impairment charges were recorded in the three and nine months ended September 30, 2022 and September 30, 2021.
The following table presents the components of other identifiable intangible assets at September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$8,390	$5,052	$8,390	$4,208
Other customer relationship intangibles	25	25	25	24
Total	$8,415	$5,077	$8,415	$4,232

The following table presents future estimated aggregate amortization expense for intangible assets remaining at September 30, 2022:

Remainder of 2022	$260
2023	935
2024	766
2025	596
2026	427
Thereafter	354
$3,338

NOTE 6. SHARE-BASED COMPENSATION PLANS
The Company maintains share-based compensation plans under the shareholder-approved 2011 Plan. The purpose of the share-based compensation plans is to provide officers, employees, and non-employee members of the Board of Directors of the Company with additional incentive to further the success of the Company. At the Company's 2022 Annual Meeting of Shareholders held on April 26, 2022, the Company's shareholders approved an amendment to the 2011 Plan increasing the number of shares available for issuance under the 2011 Plan by 400,000. At September 30, 2022, 1,281,920 shares of the common stock of the Company were reserved, of which 530,211 shares are available to be issued.
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

The following table presents a summary of nonvested restricted shares activity for the nine months ended September 30, 2022:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares, beginning of year	274,697	$20.05
Granted	144,849	24.95
Forfeited	(26,290)	21.40
Vested	(79,681)	19.74
Nonvested shares, at period end	313,575	$22.28
The following table presents restricted share compensation expense, with tax benefit information, and fair value of shares vested, for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Restricted share award expense	$602	$468	$1,461	$1,380
Restricted share award tax benefit	126	98	307	316
Fair value of shares vested	71	—	1,935	1,539
The unrecognized compensation expense related to the share awards totaled $3.7 million at September 30, 2022 and $2.3 million at December 31, 2021. The unrecognized compensation expense at September 30, 2022 is expected to be recognized over a weighted-average period of 1.9 years.
The Company maintains an employee stock purchase plan to provide its employees with an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed 10% of their annual salary, at the lower of 95% of the fair market value of the shares on the semi-annual offering date or related purchase date. The purchases occur in March and September of each year. The Company reserved 350,000 shares of its common stock to be issued under the employee stock purchase plan, of which 143,373 shares were available to be issued at September 30, 2022.
The following table presents information for the employee stock purchase plan for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Shares purchased	4,154	3,271	8,107	8,755
Weighted average price of shares purchased	$22.60	$19.16	$22.53	$15.58
Compensation expense recognized	13	15	21	48
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
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company, however, discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period due to circumstances, such as the impact of the COVID-19 pandemic. Upon discontinuance, the associated gains and losses deferred in AOCI are reclassified immediately into earnings and subsequent changes in the fair value of the cash flow hedge are recognized in earnings. During the three and nine months ended September 30, 2022, the Company entered into two interest rate swaps designated as hedging instruments with a total notional value of $100.0 million for the purpose of hedging the variable cash flows of selected AFS securities or loans. The Company had no interest rate swaps designated as a hedging instrument at December 31, 2021.
The Company enters into interest rate swaps agreements that allow its commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges and are marked through earnings. At September 30, 2022, the Company had 21 customer and 21 corresponding third-party broker interest rate derivatives not designated as a hedging instrument with an aggregate notional amount of $206.4 million. The Company had $75.8 million in notional amount of such derivative instruments at December 31, 2021. The Company entered into four new interest rate swaps with its commercial loan customers and recognized swap fee income of $197 thousand during the three months ended September 30, 2022 compared to one new interest rate swap that resulted in swap fee income of $67 thousand during the three months ended September 30, 2021. During the nine months ended September 30, 2022 and 2021, the Company recognized swap fee income of $1.9 million from nine new interest rate swaps and $135 thousand from two new interest rate swaps, respectively, which are included in noninterest income in the unaudited condensed consolidated statements of income. At September 30, 2022 and December 31, 2021, the Company had cash collateral of $5.8 million and $260 thousand with the third parties for certain of these derivatives, respectively. At September 30, 2022 and December 31, 2021, the Company was holding cash collateral of $9.8 million and $490 thousand from the third parties for certain of these derivatives, respectively.
The Company also may enter into risk participation agreements with a financial institution counterparty for an interest rate derivative contract related to a loan in which the Company may be a participant or the agent bank. The risk participation agreement provides credit protection to the agent bank should the borrower fail to perform on its interest rate derivative contracts with the agent bank. The Company manages its credit risk on the risk participation agreement by monitoring the creditworthiness of the borrower, which follows the same credit review process as the derivative instruments entered into directly with the borrower. The notional amount of such risk participation agreement reflects the Company’s pro-rata share of the derivative instrument, consistent with its share of the related participated loan. At September 30, 2022 and December 31, 2021, the Company had a risk participation with sold protection with a notional value of $15.9 million for both periods, and a risk participation with purchased protection with a notional value of $5.0 million and zero at September 30, 2022 and December 31, 2021, respectively. For the three and nine months ended September 30, 2021, the Company received an upfront fee of zero and $53 thousand, respectively, upon entry into the risk participation agreement with sold protection, which is included in noninterest income in the unaudited condensed consolidated statements of income. There was no upfront fee on the new risk participation during the three and nine months ended September 30, 2022.
As a part of its normal residential mortgage operations, the Company will enter into an interest rate lock commitment with a potential borrower. The Company may enter into a corresponding commitment with an investor to sell that loan at a specific price shortly after origination. In accordance with FASB ASC 820, adjustments are recorded through earnings to account for the net change in fair value of these held for sale loans. The fair value of held for sale loans can vary based on the interest rate locked with the customer and the current market interest rate at the balance sheet date.

The following table summarizes the fair value of the Company's derivative instruments at September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - balance sheet hedge	$100,000	Other liabilities	$(562)	$—		$—
Total derivatives designated as hedging instruments			$(562)			$—

Derivatives not designated as hedging instruments:
Interest rate swaps	$103,206	Other assets	$10,987	$37,915	Other assets	$764
Interest rate swaps	103,206	Other liabilities	(10,672)	37,915	Other liabilities	(758)
Risk participation - sold credit protection	15,855	Other liabilities	—	15,855	Other liabilities	(2)
Risk participation - purchased credit protection	4,966	Other assets	17	—	Not applicable	—
Interest rate lock commitments with customers	3,516	Other assets	88	16,604	Other assets	353
Forward sale commitments	1,997	Other assets	73	8,665	Other assets	52
Total derivatives not designated as hedging instruments			$493			$409
The following tables summarize the effect of the Company's derivative financial instruments on OCI and net income for the three and nine months ended September 30, 2022 and 2021:

	Amount of Loss Recognized in OCI on Derivative		Amount of (Loss) Gain Recognized in OCI on Derivative
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Derivatives in cash flow hedging relationships:
Interest rate products	$(562)	$(183)	$(562)	$473
Total	$(562)	$(183)	$(562)	$473

	Amount of Loss Reclassified from AOCI into Income		Amount of Loss Reclassified from AOCI into Income		Location of Loss Recognized from AOCI into Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Derivatives in cash flow hedging relationships:
Interest rate products	$—	$(581)	$—	$(757)	Interest Income (1) / Interest Expense (2)
Total	$—	$(581)	$—	$(757)
(1) For interest rate swaps designated as cash flow hedges entered into during the three and nine months ended September 30, 2022, the amount of loss reclassified from AOCI will be recorded to other income in the unaudited condensed consolidated statements of income.
(2) During the three and nine months ended September 30, 2021, the Company terminated its interest rate swap designated as a hedging instrument with a notional value of $50.0 million. The Company recorded a $514 thousand loss in other operating expenses in the unaudited condensed consolidated statements of income.

	Amount of (Loss) Gain Recognized in Income		Amount of Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Derivatives not designated as hedging instruments:
Interest rate products	$179	$8	$309	$44	Other operating expenses
Risk participation agreements	(11)	1	19	(3)	Other operating expenses
Interest rate lock commitments with customers	(99)	89	(265)	(128)	Mortgage banking activities
Forward sale commitments	(610)	1	21	84	Mortgage banking activities
Total	$(540)	$99	$84	$(3)
The following table is a summary of components for interest rate swaps designated as cash flow hedges at September 30, 2022. At September 30, 2022, the Company had two interest rate derivatives designated as cash flow hedges with a total notional value of $100.0 million.

September 30, 2022
Weighted average pay rate	2.86%
Weighted average receive rate	3.81%
Weighted average maturity in years	1.5

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
Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject at September 30, 2022 and December 31, 2021.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's classification.

The following table presents capital amounts and ratios at September 30, 2022 and December 31, 2021:

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
Total risk-based capital:
Orrstown Financial Services, Inc.	$295,961	12.7%	$243,886	10.5%	n/a	n/a
Orrstown Bank	298,755	12.9%	243,078	10.5%	$231,503	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	237,609	10.2%	197,431	8.5%	n/a	n/a
Orrstown Bank	272,413	11.8%	196,777	8.5%	185,202	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	237,609	10.2%	162,591	7.0%	n/a	n/a
Orrstown Bank	272,413	11.8%	162,052	7.0%	150,477	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	237,609	8.4%	113,077	4.0%	n/a	n/a
Orrstown Bank	272,413	9.6%	113,105	4.0%	141,381	5.0%
December 31, 2021
Total risk-based capital:
Orrstown Financial Services, Inc.	$297,823	15.0%	$208,617	10.5%	n/a	n/a
Orrstown Bank	278,780	14.0%	208,550	10.5%	$198,619	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	243,075	12.2%	168,880	8.5%	n/a	n/a
Orrstown Bank	255,995	12.9%	168,826	8.5%	158,895	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	243,075	12.2%	139,078	7.0%	n/a	n/a
Orrstown Bank	255,995	12.9%	139,033	7.0%	129,102	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	243,075	8.5%	114,384	4.0%	n/a	n/a
Orrstown Bank	255,995	8.9%	114,470	4.0%	143,087	5.0%
In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. On April 19, 2021, the Board of Directors authorized the additional future repurchase of up to 562,000 shares of its outstanding common stock. When and if appropriate, repurchases may be made in the open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. At September 30, 2022, 824,798 shares had been repurchased at a total cost of $18.8 million, or $22.79 per share. Common stock available for future repurchase totals 153,202 shares, or 1%, of the Company's outstanding common stock at September 30, 2022.
On October 17, 2022, the Board of Directors declared a cash dividend of $0.19 per common share, which will be paid on November 7, 2022 to shareholders of record at October 31, 2022.

NOTE 9. (LOSS) EARNINGS PER SHARE
The following table presents (loss) earnings per share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares presented in the table are in thousands)	2022	2021	2022	2021
Net (loss) income	$(4,828)	$7,192	$12,411	$26,175
Weighted average shares outstanding - basic	10,369	10,979	10,611	10,976
Dilutive effect of share-based compensation	—	143	147	127
Weighted average shares outstanding - diluted	10,369	11,122	10,758	11,103
Per share information:
Basic (loss) earnings per share	$(0.47)	$0.66	$1.17	$2.38
Diluted (loss) earnings per share	(0.47)	0.65	1.16	2.36

Average outstanding restricted award shares totaling 1,000 and zero for the three months ended September 30, 2022 and 2021, respectively, and 39,219 and zero for the nine months ended September 30, 2022 and 2021, respectively, were excluded from the computation of earnings per share because the effect was antidilutive. The dilutive effect of share-based compensation in each period above relates principally to restricted stock awards.

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

	Contractual or Notional Amount
	September 30, 2022	December 31, 2021
Commitments to fund:
Home equity lines of credit	$292,369	$261,580
1-4 family residential construction loans	66,101	40,348
Commercial real estate, construction and land development loans	162,947	124,488
Commercial, industrial and other loans	301,154	378,996
Standby letters of credit	24,407	19,724
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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. The Company holds collateral supporting those commitments when deemed necessary by management. The liability at September 30, 2022 and December 31, 2021 for guarantees under standby letters of credit issued was not considered to be material.

The Company maintains a reserve, based on historical loss experience of the related loan class and utilization assumptions, for off-balance sheet credit exposures that currently are not funded, in other liabilities on the unaudited condensed consolidated balance sheets. This reserve totaled approximately $1.6 million at both September 30, 2022 and December 31, 2021.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
September 30, 2022
Financial Assets
Investment securities:
U.S. Treasury securities	$17,115	$—	$—	$17,115
States and political subdivisions	—	214,207	5,829	220,036
GSE residential MBSs	—	59,203	—	59,203
GSE residential CMOs	—	64,150	—	64,150
Non-agency CMOs	—	28,972	—	28,972
Asset-backed	—	113,735	—	113,735
Other	385	—	—	385
Loans held for sale	—	10,175	—	10,175
Derivatives	—	11,004	88	11,092
Totals	$17,500	$501,446	$5,917	$524,863
Financial Liabilities
Derivatives	$—	$11,234	$—	$11,234

December 31, 2021
Financial Assets
Investment securities:
U.S. Treasury securities	$19,702	$—	$—	$19,702
States and political subdivisions	—	183,171	10,199	193,370
GSE residential MBSs	—	40,726	—	40,726
GSE residential CMOs	—	65,922	—	65,922
Non-agency CMOs	—	16,750	12,948	29,698
Asset-backed	—	122,621	—	122,621
Other	399	—	—	399
Loans held for sale	—	8,868	—	8,868
Derivatives	—	764	353	1,117
Totals	$20,101	$438,822	$23,500	$482,423
Financial Liabilities
Derivatives	$—	$760	$—	$760

The Company had one municipal bond measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2022 and one municipal bond and one non-agency CMO measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2021. During the nine months ended September 30, 2022, the non-agency CMO security was called by the issuer. The Level 3 valuation is based on a non-executable broker quote, which is considered a significant unobservable input. Such quotes are updated as available and may remain constant for a period of time for certain broker-quoted securities that do not move with the market or that are not interest rate sensitive as a result of their structure or overall attributes.
The Company’s residential mortgage LHFS are recorded at fair value utilizing Level 2 measurements. This fair value measurement is determined based upon third party quotes obtained on similar loans. For LHFS, for which the fair value option has been elected, the aggregate fair value declined below the aggregate principal balance by $1.2 million as of September 30, 2022, and exceeded the aggregate principal balance by $150 thousand as of December 31, 2021.
The determination of the fair value of interest rate lock commitments on residential mortgages is based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The average pull through percentage, which is based upon historical experience, was 91% as of September 30, 2022. An increase or decrease of 5% in the pull through assumption would result in a positive or negative change of $1 thousand in the fair value of interest rate lock commitments at September 30, 2022.
The following provides details of the Level 3 fair value measurement activity for the periods ended September 30, 2022 and 2021:
Investment securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$6,255	$24,925	$23,147	$31,503
Unrealized (losses) gains included in OCI	(422)	(964)	(2,002)	467
Net (premium amortization) discount accretion	(4)	—	62	—
Principal payments and other	—	(487)	—	(4,951)
Sales	—	—	(3,053)	(3,545)
Calls	—	—	(12,154)	—
OTTI	—	—	(171)	—
Balance, end of period	$5,829	$23,474	$5,829	$23,474

Interest rate lock commitments on residential mortgages:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$186	$456	$353	$673
Total (losses) gains included in earnings	(98)	90	(265)	(127)
Balance, end of period	$88	$546	$88	$546
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
Any changes in the fair value of impaired loans still held were not material for the three and nine months ended September 30, 2022 and 2021.

Foreclosed Real Estate
OREO property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, OREO is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. The Company had no OREO balances at both September 30, 2022 and December 31, 2021.
Mortgage Servicing Rights
The MSR fair value is estimated to be equal to its carrying value, unless the quarterly valuation model calculates the present value of the estimated net servicing income is less than its carrying value, in which case an impairment charge is taken. Fair value adjustments on the MSR only occur if there is impairment. At September 30, 2022 and December 31, 2021, an impairment reserve of zero and $79 thousand, respectively, existed on the MSR portfolio. For the three months ended September 30, 2022 and 2021, impairment valuation allowance reversals of zero and $43 thousand were included, respectively, in mortgage banking activities on the unaudited condensed consolidated statements of income. For the nine months ended September 30, 2022 and 2021, impairment valuation allowance reversals of $79 thousand and $695 thousand, respectively, were included in mortgage banking activities on the unaudited condensed consolidated statements of income. The reversals in the three and nine months ended September 30, 2022 and 2021 were due to increases in market rates, which increased the MSR fair value.
The following table summarizes assets measured at fair value on a nonrecurring basis at September 30, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
September 30, 2022
Impaired Loans
Commercial real estate:
Owner occupied	$—	$—	$126	$126
Non-owner occupied residential	—	—	15	15
Residential mortgage:
First lien	—	—	372	372
Home equity - lines of credit	—	—	59	59
Total impaired loans	$—	$—	$572	$572

Mortgage servicing rights	$—	$—	$—	$—

December 31, 2021
Impaired Loans
Commercial real estate:
Owner occupied	$—	$—	$751	$751
Non-owner occupied residential	—	—	24	24
Residential mortgage:
First lien	—	—	545	545
Home equity - lines of credit	—	—	72	72
Total impaired loans	$—	$—	$1,392	$1,392

Mortgage servicing rights	$—	$—	$322	$322

The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
September 30, 2022
Impaired loans	$572	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 25% discount
			- Management adjustments for liquidation expenses	6.08% - 17.93% discount

December 31, 2021
Impaired loans	$1,392	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 25% discount
			- Management adjustments for liquidation expenses	6.08% - 17.93% discount
Mortgage servicing rights	$322	Discounted cash flows	Weighted average CPR	12.60%
			- Weighted average discount rate	9.03%

Fair values of financial instruments
GAAP requires disclosure of the fair value of financial assets and liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents carrying amounts and estimated fair values of the financial assets and liabilities at September 30, 2022 and December 31, 2021:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Financial Assets
Cash and due from banks	$34,481	$34,481	$34,481	$—	$—
Interest-bearing deposits with banks	32,446	32,446	32,446	—	—
Restricted investments in bank stock	6,469	n/a	n/a	n/a	n/a
Investment securities	503,596	503,596	17,500	480,267	5,829
Loans held for sale	10,175	10,175	—	10,175	—
Loans, net of allowance for loan losses	2,063,218	1,912,225	—	—	1,912,225
Derivatives	11,092	11,092	—	11,004	88
Accrued interest receivable	9,212	9,212	—	3,781	5,431
Financial Liabilities
Deposits	2,505,853	2,502,308	—	2,502,308	—
Securities sold under agreements to repurchase	21,065	21,065	—	21,065	—
FHLB advances and other borrowings	1,567	1,576	—	1,576	—
Subordinated notes	32,010	31,969	—	31,969	—
Derivatives	11,234	11,234	—	11,234	—
Accrued interest payable	650	650	—	650	—
Off-balance sheet instruments	—	—	—	—	—

December 31, 2021
Financial Assets
Cash and due from banks	$21,217	$21,217	$21,217	$—	$—
Interest-bearing deposits with banks	187,493	187,493	187,493	—	—
Restricted investments in bank stock	7,252	n/a	n/a	n/a	n/a
Investment securities	472,438	472,438	20,101	429,190	23,147
Loans held for sale	8,868	8,868	—	8,868	—
Loans, net of allowance for loan losses	1,958,806	1,946,365	—	—	1,946,365
Derivatives	1,117	1,117	—	764	353
Accrued interest receivable	8,234	8,235	—	2,203	6,032
Financial Liabilities
Deposits	2,464,929	2,466,191	—	2,466,191	—
Securities sold under agreements to repurchase	23,301	23,301	—	23,301	—
FHLB advances and other borrowings	1,896	2,035	—	2,035	—
Subordinated notes	31,963	31,815	—	31,815	—
Derivatives	760	760	—	760	—
Accrued interest payable	154	154	—	154	—
Off-balance sheet instruments	—	—	—	—	—

In accordance with the Company's adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the methods utilized to measure the fair value of financial instruments at September 30, 2022 and December 31, 2021 represent an approximation of exit price; however, an actual exit price may differ.

NOTE 12. CONTINGENCIES
The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. Except as described below, in the opinion of management, there are no legal proceedings that might have a material effect on the results of operations, liquidity, or the financial position of the Company at this time.
On May 25, 2012, SEPTA filed a putative class action complaint in the U.S. District Court for the Middle District of Pennsylvania against the Company, the Bank and nine independent current and former directors and three current and former officers (collectively, the “Orrstown Defendants”). The complaint alleged, among other things, that (i) in connection with the Company’s Registration Statement on Form S-3 dated February 23, 2010 and its Prospectus Supplement dated March 23, 2010, and (ii) during the purported class period of March 24, 2010 through October 27, 2011, the Company issued materially false and misleading statements regarding the Company’s lending practices and financial results, including misleading statements concerning the stringent nature of the Bank’s credit practices and underwriting standards, the quality of its loan portfolio, and the intended use of the proceeds from the Company’s March 2010 public offering of common stock. The complaint asserted claims under Sections 11, 12(a) and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and sought class certification, unspecified money damages, interest, costs, fees and equitable or injunctive relief. Under the Private Securities Litigation Reform Act of 1995, the Court appointed SEPTA Lead Plaintiff on August 20, 2012.
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
On August 9, 2018, SEPTA filed a motion to compel the production of Confidential Supervisory Information ("CSI") of non-parties the FRB and the Pennsylvania Department of Banking and Securities, in the possession of Orrstown Bank and third parties. On August 30, 2018, the FRB filed an unopposed motion to intervene in the Action for the purpose of opposing SEPTA’s motion to compel. On February 12, 2019, the Court denied SEPTA’s motion to compel the production of CSI on the ground that SEPTA had failed to exhaust its administrative remedies.
On April 11, 2019, SEPTA filed a motion for leave to file a third amended complaint. The third amended complaint sought to reassert the Securities Act claims that the Court dismissed as to all defendants on December 7, 2016, when the Court granted in part and denied in part defendants’ motions to dismiss SEPTA’s second amended complaint. The third amended complaint also sought to reassert the Exchange Act claims against those defendants that the Court dismissed from the case on December 7, 2016.
On June 13, 2019, the Orrstown Defendants filed a motion for protective order to stay discovery pending resolution of SEPTA’s motion for leave to file a third amended complaint. On July 17, 2019, the Court entered an Order partially granting the Orrstown Defendants' motion for protective order, ruling that all deposition discovery in the case was stayed pending a decision on SEPTA’s motion for leave to file a third amended complaint. Party and non-party document discovery in the case has largely been completed.
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
On August 18, 2022, the Court issued an Order and Memorandum granting in part and denying in part the defendants’ motions to dismiss SEPTA’s third amended complaint. The Court granted in part and denied in part the motion to dismiss the

Securities Act claims against the Orrstown Defendants; granted in part and denied in part the motion to dismiss the Securities Act claims against the underwriter defendants; granted the motion to dismiss the Exchange Act Section 10(b) and Rule 10b-5 claims against defendants Zullinger, Shoemaker, Snoke and Coy; granted in part and denied in part the motion to dismiss the Exchange Act Section 10(b) and Rule 10b-5 claims against Orrstown Financial Services, Inc., Orrstown Bank, Quinn, Everly and Embly; and denied the motion to dismiss the Securities Act and Exchange Act Section 10(b) and Rule 10b-5 claims against SEK. Also on August 18, 2022, the Court issued an Order and Memorandum granting SEPTA’s renewed motion to compel the production of CSI. The CSI was produced by the Orrstown Defendants on September 8, 2022.
On November 7, 2022, the Company entered into a Memorandum of Understanding (the “MOU”) to settle and resolve the lawsuit. The MOU memorializes the parties’ agreement to execute and submit a formal, binding settlement agreement for the Court’s approval, setting forth all of the material terms of the settlement reached by the plaintiffs and defendants. The settlement provides for a payment to the plaintiffs of $15.0 million, to which the Company has agreed to contribute $13.0 million. The settlement agreement will include a mutual release of all claims against all parties, and the lawsuit will be dismissed with prejudice. The MOU does not include any admission of wrongdoing by any party.
On March 25, 2022, a customer of the Bank filed a putative class action complaint against the Bank in the Court of Common Pleas of Cumberland County, Pennsylvania, in a case captioned Alleman, on behalf of himself and all others similarly situated, v. Orrstown Bank. The complaint alleges, among other things, that the Bank breached its account agreements by charging certain overdraft fees. The complaint seeks a refund of all allegedly improper fees, damages in an amount to be proven at trial, attorneys’ fees and costs, and an injunction against the Bank’s allegedly improper overdraft practices. This lawsuit is similar to lawsuits recently filed against other financial institutions pertaining to overdraft fee disclosures. The Company filed a preliminary objection to the complaint on May 16, 2022. The plaintiff filed a brief in opposition to the Company's preliminary objection on June 16, 2022, and the Company filed its reply brief on June 30, 2022. The Bank believes that the allegations and claims against the Bank are without merit.

NOTE 13. SUBSEQUENT EVENTS
The Company evaluated subsequent events in accordance with ASC Topic 855 and determined that the following qualifies as a recognized Type 1 subsequent event.
On November 7, 2022, the Company entered into the MOU to settle and resolve the previously disclosed shareholder class action lawsuit. The MOU memorializes the parties’ agreement to execute and submit a formal, binding settlement agreement for the Court’s approval, setting forth all of the material terms of the settlement reached by the plaintiffs and defendants. The settlement provides for a payment to the plaintiffs of $15.0 million, to which the Company has agreed to contribute $13.0 million. The settlement agreement will include a mutual release of all claims against all parties, and the lawsuit will be dismissed with prejudice. The MOU does not include any admission of wrongdoing by any party. As a result of the agreed upon settlement, the Company recorded a $13.0 million provision for legal settlement, a corresponding liability, and related tax effects in its unaudited condensed consolidated financial statements as of September 30, 2022. See Note 12, Contingencies, for additional information.

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
Overview
The Company, headquartered in Shippensburg, Pennsylvania, is a one-bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiary, the Bank. At September 30, 2022, the Company had total assets of $2.9 billion, total liabilities of $2.6 billion and total shareholders’ equity of $217.4 million.
For the three and nine months ended September 30, 2022, the Company had a net loss of $4.8 million and net income of $12.4 million, respectively. As discussed in the notes to the unaudited condensed consolidated financial statements above, during the fourth quarter of 2022, the Company agreed to settle a litigation matter, which resulted in a provision for legal settlement ("legal settlement") of $13.0 million, before the tax effect, recorded in the third quarter of 2022. In addition, during the third quarter of 2022, the Company announced strategic initiatives designed to drive long-term growth and improve operating efficiencies through planned branch closures and staffing model adjustments, which resulted in pre-tax non-interest expenses ("restructuring charge") of $3.2 million. Excluding the legal settlement and the restructuring charge, net income for the three and nine months ended September 30, 2022 totaled $7.9 million and $25.2 million, respectively. For the three months ended September 30, 2022, diluted loss per share totaled $0.47. For the nine months ended September 30, 2022, diluted earnings per share totaled $1.16. Excluding the legal settlement and restructuring charge, diluted earnings per share totaled $0.75 and $2.34 for the three and nine months ended September 30, 2022, respectively.
Cautionary Note About Forward-Looking Statements
Certain statements appearing herein, which are not historical in nature, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications, from time to time, that contain such statements. Such forward-looking statements reflect the current views of the Company's management with respect to, among other things, future events and the Company's financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “will,” “expect,” “estimate,” “anticipate” or similar terms, or the negative variations of those words or other comparable words of a future or forward-looking nature. Forward-looking statements are statements that include projections, predictions, expectations, estimates or beliefs about events or results or otherwise are not statements of historical facts, many of which, by their nature, are inherently uncertain and beyond the Company's control, and include, but are not limited to, statements related to new business development, new loan opportunities, growth in the balance sheet and fee-based revenue lines of business, merger and acquisition activity, cost savings initiatives, reducing risk assets, and mitigating losses in the future. Accordingly, the Company cautions you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements and there can be no assurances that the Company will achieve the desired level of new business development and new loans, growth in the balance sheet and fee-based revenue lines of business, successful merger and acquisition activity and cost savings initiatives, continue to reduce risk assets or mitigate losses in the future. In addition to risks and uncertainties related to the COVID-19 pandemic (including those related to variants) and resulting governmental and societal responses, factors that could cause actual results to differ from those expressed or implied by the forward-looking statements include, but are not limited to, the following: the failure to reach an agreement acceptable to all parties to settle and resolve the shareholder class action; the failure to obtain court approval of the proposed settlement; the number of plaintiffs who opt-out of the proposed settlement; whether the proposed settlement is appealed; ineffectiveness of the Company’s strategic growth plan due to changes in current or future market conditions; the effects of competition and how it may impact our community banking model, including industry consolidation and development of competing financial products and services; the integration of the Company's strategic acquisitions; the inability to fully achieve expected savings, efficiencies or synergies from mergers and acquisitions, or taking longer than estimated for such savings, efficiencies and synergies to be realized; changes in laws and regulations; interest rate movements; changes in credit quality; inability to raise capital, if necessary, under favorable conditions; volatility in the securities markets; the demand for our products and services; deteriorating economic conditions; geopolitical tensions; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; expenses associated with pending litigation and legal proceedings; the failure of the SBA to honor its guarantee of loans issued under the SBA PPP; the timing of the repayment of SBA PPP loans and the impact it has on fee recognition; our ability to convert new relationships gained through the SBA PPP efforts to full banking relationships; and other risks and uncertainties, including those detailed in our Annual Report on Form 10-K for the year ended December 31, 2021, and our Quarterly Reports on Form 10-Q under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other filings made with the SEC. The statements are valid only as of the date hereof and we disclaim any obligation to update this information.
Economic Climate, Inflation and Interest Rates
Preliminary real GDP for the third quarter of 2022 reflected an annualized increase of 2.6%, which is an improvement from the declines of 1.6% and 0.6% during the first and second quarters of 2022, respectively. The annualized growth for the third quarter of 2021 was 2.3%. The increase in the third quarter of 2022 was the result of increases in exports, due primarily to petroleum, nondurable goods, and travel, government spending, due to defense spending, and consumer spending; however, real GDP continues to be hampered by decreases in residential fixed investments and private inventory caused by lower new single-family construction and retail trade. The personal consumption expenditures ("PCE") price index increased to 4.2% in the third quarter of 2022, compared to an increase of 7.3% for the final estimate in the second quarter of 2022. Excluding food and energy prices, the PCE price index increased 4.5% in the third quarter of 2022 compared to 4.7% in the second quarter of 2022. The national unemployment rate slightly decreased by 0.1% to 3.5% in September 2022 compared to 3.6% in June 2022, down from 4.8% in September 2021. Within the Company's geographic footprint, the unemployment rate has decreased in Pennsylvania by 1.9% from 6.7% at August 2021 to 4.8% at August 2022, and decreased in Maryland by 1.4% from 5.8% at August 2021 to 4.4% in August 2022. These decreases in unemployment rates are consistent to the counties in which the Company operates branches and other corporate offices. There continued to be notable job gains in healthcare, leisure and hospitality during the third quarter of 2022. Although there was a strong economic recovery in 2021 from the pandemic, the fluctuations in real GDP during 2022 are indicative of inflation, supply chain challenges, geopolitical tensions and labor shortages.
At September 30, 2022, the 10-year Treasury bond reached 3.83%, an increase of 0.85% from 2.98% at June 30, 2022, as it continued to rise due to inflationary pressures. In an attempt to combat the impact of inflation, the rising consumer price index, supply chain disruptions, the state of the labor market and geopolitical tensions, the Federal Reserve Open Markets Committee ("FOMC") approved increases to the Fed Funds rate of:
•25 basis points on March 17, 2022;
•50 basis points on May 5, 2022;
•75 basis points on June 16, 2022;
•75 basis points on July 27, 2022;
•75 basis points on September 21, 2022; and
•75 basis points on November 2, 2022.
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

RESULTS OF OPERATIONS
Three months ended September 30, 2022 compared with three months ended September 30, 2021
Summary
Net loss totaled $4.8 million for the three months ended September 30, 2022 compared with net income of $7.2 million for the same period in 2021. Diluted loss per share for the three months ended September 30, 2022 totaled $0.47 compared to diluted earnings per share of $0.65 for the three months ended September 30, 2021. Net interest income positively influenced results of operations, and totaled $25.5 million for the three months ended September 30, 2022 compared to $20.6 million for the three months ended September 30, 2021. Noninterest income totaled approximately $6.1 million and $7.7 million for the three months ended September 30, 2022 and 2021, respectively. Noninterest expenses totaled $36.4 million for the three months ended September 30, 2022 compared to $19.0 million for the three months ended September 30, 2021. Excluding the legal settlement and the restructuring charge, for the three months ended September 30, 2022, net income totaled $7.9 million and diluted earnings per share totaled $0.75. See “Supplemental Reporting of Non-GAAP Measures.”
The comparison of operating results for 2022 with 2021 reflects the impact of the legal settlement and restructuring charge, increases in the provision for loan losses, salaries and employee benefits expense and costs of funds and a decrease in mortgage banking income, partially offset by the net interest income benefit from the deployment of cash into higher yielding commercial loans and investment securities, as well as rising interest rates.

Net Interest Income
Net interest income increased by $4.9 million from $20.6 million to $25.5 million from the three months ended September 30, 2021 to the three months ended September 30, 2022. Interest income on loans increased by $3.3 million, from $19.9 million to $23.2 million, and interest income on investment securities increased by $1.9 million, from $2.2 million to $4.1 million, for the three months ended September 30, 2022 compared to the same period in the prior year. Total interest expense increased from $1.6 million for the three months ended September 30, 2021 to $2.0 million for the three months ended September 30, 2022.
The following table presents net interest income, net interest spread and net interest margin for the three months ended September 30, 2022 and 2021 on a taxable-equivalent basis:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$38,068	$200	2.08%	$347,242	$135	0.15%
Investment securities (1)	528,988	4,377	3.31	464,417	2,339	2.00
Loans (1)(2)(3)	2,051,707	23,219	4.49	1,919,926	19,945	4.12
Total interest-earning assets	2,618,763	27,796	4.22	2,731,585	22,419	3.26
Other assets	196,277			195,089
Total	$2,815,040			$2,926,674
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$1,379,082	912	0.26	$1,411,243	286	0.08
Savings deposits	237,462	90	0.15	209,112	53	0.10
Time deposits	265,015	370	0.55	349,215	598	0.68
Total interest-bearing deposits	1,881,559	1,372	0.29	1,969,570	937	0.19
Securities sold under agreements to repurchase	23,480	10	0.18	23,578	8	0.13
FHLB advances and other borrowings	10,394	78	3.02	45,071	123	1.09
Subordinated notes	32,000	504	6.29	31,938	503	6.29
Total interest-bearing liabilities	1,947,433	1,964	0.40	2,070,157	1,571	0.30
Noninterest-bearing demand deposits	575,777			548,923
Other	49,964			38,409
Total liabilities	2,573,174			2,657,489
Shareholders’ equity	241,866			269,185
Total	$2,815,040			$2,926,674
Taxable-equivalent net interest income /net interest spread		25,832	3.82%		20,848	2.96%
Taxable-equivalent net interest margin			3.92%			3.03%
Taxable-equivalent adjustment		(377)			(228)
Net interest income		$25,455			$20,620

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balances include nonaccrual loans.
(3)	Interest income on loans includes prepayment and late fees, where applicable.

Net interest income on a taxable-equivalent basis increased by $5.0 million to $25.8 million for the three months ended September 30, 2022 from $20.8 million for the three months ended September 30, 2021. The Company's net interest spread increased by 86 basis points to 3.82% for the three months ended September 30, 2022 compared to 2.96% for the three months ended September 30, 2021.
Taxable-equivalent net interest margin increased 89 basis points to 3.92% for the three months ended September 30, 2022 from 3.03% for the three months ended September 30, 2021. The taxable-equivalent yield on interest-earning assets increased 96 basis points from the three months ended September 30, 2021 to the three months ended September 30, 2022 reflecting the deployment of cash into higher yielding loans and investment securities, as well as the impact of rising interest rates on the loan and investment securities portfolios, which was partially offset by the increase of 10 basis points in the cost of interest-bearing liabilities from the three months ended September 30, 2021 to the three months ended September 30, 2022. The cost of interest-bearing liabilities increased 10 basis points from the three months ended September 30, 2021 to the three months ended September 30, 2022 reflecting an increase to deposit rates due to the rising rate environment, partially offset by the runoff in higher cost time deposit balances and the repayment of overnight borrowings during the third quarter of 2021. Average loans increased by $131.8 million to $2.1 billion during the three months ended September 30, 2022 from $1.9 billion for the three months ended September 30, 2021, as commercial and home equity loan growth in three months ended September 30, 2022 was partially offset by the impact of SBA PPP loan forgiveness. Average investment securities increased by $64.6 million from $464.4 million for the three months ended September 30, 2021 to $529.0 million for the same period in 2022 due to investment purchases. Average interest-bearing liabilities declined by $122.7 million to $1.9 billion for the 2022 period from $2.1 billion for the 2021 period due primarily to a decrease in average balances in time deposits and overnight borrowings.
The yield on loans increased by 37 basis points to 4.49% for the three months ended September 30, 2022 compared to 4.12% for the three months ended September 30, 2021. Taxable-equivalent interest income earned on loans increased by $3.3 million year-over-year primarily due to an increase in the average balances of commercial loans excluding SBA PPP loans, and the impact of the rising interest rate environment. The increase in interest income from loan growth, excluding SBA PPP loans, was partially offset by a decrease in interest income from SBA PPP loans due to reduced fee income as a lower amount of SBA PPP loans were forgiven during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
SBA PPP loans, net of deferred fees and costs, averaged $25.0 million during the three months ended September 30, 2022 compared to $303.2 million during the three months ended September 30, 2021. This decrease was due to the forgiveness of SBA PPP loans since September 30, 2021. The average balance of commercial loans, excluding SBA PPP loans, increased by $385.9 million from $1.2 billion during the three months ended September 30, 2021 to $1.6 billion during the three months ended September 30, 2022. Average home equity loans increased by $24.7 million from $155.0 million for the three months ended September 30, 2021 to $179.7 million for the three months ended September 30, 2022. Average installment and other consumer loans decreased by $11.2 million from $36.6 million for the three months ended September 30, 2021 to $25.4 million for the three months ended September 30, 2022. Average residential mortgage loans increased by $10.6 million from $203.0 million during the three months ended September 30, 2021 to $213.6 million during the three months ended September 30, 2022 due to jumbo and adjustable-rate mortgage production.
For the three months ended September 30, 2022, interest income on loans included $523 thousand of interest and net deferred fee income associated with the SBA PPP loans compared to $3.4 million of such interest and fee income for the three months ended September 30, 2021. Accretion of purchase accounting adjustments included in interest income was $157 thousand and $296 thousand for the three months ended September 30, 2022 and 2021, respectively. The three months ended September 30, 2022 and 2021 included $64 thousand and $154 thousand, respectively, of accelerated accretion related to the payoff of acquired loans.
Interest income on investment securities on a tax-equivalent basis increased by $2.1 million to $4.4 million for the three months ended September 30, 2022 from $2.3 million for the three months ended September 30, 2021, with the taxable equivalent yield increasing from 2.00% for the three months ended September 30, 2021 to 3.31% for the three months ended September 30, 2022. This 131 basis point increase reflects the higher interest rate environment in 2022 and investment purchases at higher yields.
Average balance of federal funds sold and interest-bearing bank balances decreased by $309.1 million from $347.2 million for the three months ended September 30, 2021 to $38.1 million for the same period in 2022, due primarily to the deployment of cash into loans and investment securities. The related interest income increased by $65 thousand to $200 thousand for the three months ended September 30, 2022 from $135 thousand for the three months ended September 30, 2021. This increase was caused by the increase in the interest rate at the FRB as a result of multiple Fed Funds rate increases by the FOMC during 2022.

Interest expense on interest-bearing liabilities increased by $393 thousand year-over-year due to the increase in the cost of interest-bearing liabilities by 10 basis points from 0.30% for the three months ended September 30, 2021 to 0.40% for the three months ended September 30, 2022. This increase is due to deposit rate increases made in 2022, partially offset by the impact of a decrease in the average balance of interest-bearing deposits of $88.0 million that resulted from continued runoff of certificates of deposit and the repayment of overnight borrowings in the third quarter of 2021.
Provision for Loan Losses
The Company recorded a provision for loan losses of $1.5 million for the three months ended September 30, 2022 compared to $365 thousand for the same period in 2021. In calculating the provision for loan losses, both quantitative and qualitative factors, including the Company's historical net charge-off data and economic and market conditions, were considered. For the three months ended September 30, 2022 and 2021, the provision for loan losses was driven primarily by loan growth; however, the increase in the provision for loan losses for the three months ended September 30, 2021 attributable to loan growth was partially offset by the release of a portion of the Company's COVID-19 related reserve of $991 thousand. Net charge-offs in the three months ended September 30, 2022 totaled $70 thousand, compared to net recoveries of $219 thousand in the comparable prior year period. Nonaccrual loans were 0.25% of gross loans at September 30, 2022, compared with 0.47% of gross loans at September 30, 2021. Nonaccrual loans decreased by $3.8 million from $9.1 million at September 30, 2021 to $5.3 million at September 30, 2022 and classified loans decreased by $9.2 million from $26.9 million at September 30, 2021 to $19.6 million at September 30, 2022. In addition, special mention loans decreased by $16.7 million from $70.8 million at September 30, 2021 to $54.1 million at September 30, 2022, primarily due to risk rating upgrades. The decrease in non-accrual loans includes the payoff of one loan of $2.6 million, loans returning to accrual status of $721 thousand, and charge-offs of $101 thousand, partially offset by loans transferred to non-accrual status of $881 thousand. The remaining decrease in non-accrual loans is due to paydowns. The decrease in criticized and classified loans reflects upgrades to commercial loan ratings, including loans that were previously downgraded due to the impact of the COVID-19 pandemic.
Additional information is included in the "Credit Risk Management" section herein.
Noninterest Income
The following table compares noninterest income for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		$ Change	% Change
	2022	2021	2022-2021	2022-2021
Service charges on deposit accounts	$977	$796	$181	22.7%
Interchange income	1,014	1,030	(16)	(1.6)%
Other service charges and fees	239	197	42	21.3%
Swap fee income	197	67	130	194.0%
Trust and investment management income	2,006	1,930	76	3.9%
Brokerage income	947	987	(40)	(4.1)%
Mortgage banking activities	(1,014)	1,333	(2,347)	(176.1)%
Income from life insurance	583	569	14	2.5%
Other income	1,123	263	860	327.0%
Investment securities (losses) gains	(14)	479	(493)	(102.9)%
Total noninterest income	$6,058	$7,651	$(1,593)	(20.8)%

The following factors contributed to the more significant changes in noninterest income between the three months ended September 30, 2022 and 2021:
•Service charges on deposit accounts increased by $181 thousand due to higher customer transaction activity as the economy continued to recover from the COVID-19 pandemic and changes to the deposit fee structure that took effect in April 2022.
•Swap fee income increased by $130 thousand. The timing and volume of these fees are dependent on client needs and loan size.
•Mortgage banking income decreased by $2.3 million due to a significant decline in the fair value of the held-for-sale mortgages caused by current market conditions, including the rapidly rising interest rates and lower housing inventory. The difficult mortgage market has also slowed residential mortgage loan production, thereby causing corresponding reductions in the residential mortgage loan pipeline and secondary market sales during the three months ended September 30, 2022. Mortgage loans sold totaled $12.7 million in the third quarter of 2022 compared with $48.0 million in the third quarter of 2021.
•Other income increased by $860 thousand due primarily to distributions of $964 thousand from investments in non-housing limited partnerships partially offset by the decrease of $128 thousand in the tax credits recognized from the Bank's investment in solar renewable energy partnerships in the third quarter of 2022 compared to the third quarter of 2021.
•Investment securities gains decreased by $493 thousand due primarily to $482 thousand in gains recorded from the sales of $72.8 million of asset-backed securities during the third quarter of 2021.
•Other line items within noninterest income showed fluctuations between 2022 and 2021 attributable to normal business operations.
Noninterest Expenses
The following table compares noninterest expenses for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		$ Change	% Change
	2022	2021	2022-2021	2022-2021
Salaries and employee benefits	$12,705	$11,498	$1,207	10.5%
Occupancy	1,166	1,154	12	1.0%
Furniture and equipment	1,214	1,220	(6)	(0.5)%
Data processing	1,192	990	202	20.4%
Automated teller machine and interchange fees	329	294	35	11.9%
Advertising and bank promotions	278	735	(457)	(62.2)%
FDIC insurance	294	218	76	34.9%
Professional services	887	562	325	57.8%
Directors' compensation	213	155	58	37.4%
Taxes other than income	488	16	472	2950.0%
Intangible asset amortization	272	314	(42)	(13.4)%
Provision for legal settlement	13,000	—	13,000	100.0%
Restructuring expenses	3,155	—	3,155	100.0%
Other operating expenses	1,219	1,879	(660)	(35.1)%
Total noninterest expenses	$36,412	$19,035	$17,377	91.3%
The following factors contributed to the more significant changes in noninterest expenses between the three months ended September 30, 2022 and 2021:
•Salaries and employee benefits expense increased by $1.2 million due primarily to additions to staff that filled vacancies, merit-based and incentive compensation increases and higher employee benefit costs.
•Data processing increased by $202 thousand due primarily to an increase in core system costs and investments in technology.
•Advertising and bank promotions expense decreased by $457 thousand due primarily to the timing difference of $500 thousand in contributions to Pennsylvania ("PA") EITC during 2022 and 2021.
•FDIC expense increased by $76 thousand due to an increase in the assessment rate driven by commercial loan growth and a lower deduction in the FDIC assessment rate calculation from SBA PPP loans due to forgiveness.
•Professional services expense increased by $325 thousand due to an increase in compliance and technology consulting services resulting from the need to supplement these services due to vacancies in staff and higher legal expenses partially associated with outstanding litigation.
•Directors' compensation expense increased by $58 thousand due primarily to the addition of a new director and an increase in the stock price on issued restricted stock awards.
•Taxes other than income increased by $472 thousand due to the timing difference of $450 thousand of eligible tax credits associated with the contributions made to the PA EITC during 2022 and 2021.
•During the fourth quarter of 2022, the Company agreed to settle a litigation matter, which resulted in a provision for legal settlement of $13.0 million recorded in the third quarter of 2022.

•During the third quarter of 2022, the Company announced that five branch locations would be closing and staffing model adjustments would be made to drive long-term growth and improve operating efficiencies in 2023 and forward. As a result of these initiatives, the Company recorded a pre-tax restructuring charge of $3.2 million, which consisted of building and fixed asset write-offs of $1.9 million and early retirement/severance costs of $1.3 million.
•Other operating expenses decreased by $660 thousand due to a loss of $514 thousand from the termination of an interest rate swap designated as a cash flow hedge recorded in the three months ended September 30, 2021. Also, the fair value of derivatives increased by $160 thousand from the three months ended September 30, 2021 to the three months ended September 30, 2022.
•Other line items within noninterest expenses showed fluctuations between 2022 and 2021 attributable to normal business operations.

Income Tax (Benefit) Expense
Income tax benefit totaled $1.6 million, an effective tax rate of 24.6%, for the three months ended September 30, 2022 compared with income tax expense of $1.7 million, an effective tax rate of 18.9%, for the three months ended September 30, 2021. Excluding the impact of the legal settlement, the effective tax rate was 17.6% for the three months ended September 30, 2022. The Company’s effective tax rate is less than the 21% federal statutory rate, principally due to tax-exempt income, which includes interest income on tax-exempt loans and investment securities and income from life insurance policies, federal income tax credits, and the impact of non-tax deductible expenses. The decrease in the effective tax rate from the three months ended September 30, 2021 to the three months ended September 30, 2022 was due primarily to an increase in projected income from tax-exempt investment securities and loans for the 2022 fiscal year compared to the prior year.
Nine months ended September 30, 2022 compared with nine months ended September 30, 2021
Summary
Net income totaled $12.4 million for the nine months ended September 30, 2022 compared with net income of $26.2 million for the same period in 2021. Diluted earnings per share for the nine months ended September 30, 2022 totaled $1.16, compared with $2.36 for the nine months ended September 30, 2021. Net interest income positively influenced results of operations, and totaled $72.1 million for the nine months ended September 30, 2022, compared to $64.4 million for the nine months ended September 30, 2021. Noninterest income totaled $20.7 million and $21.9 million for the nine months ended September 30, 2022 and 2021, respectively. Noninterest expenses totaled $74.6 million for the nine months ended September 30, 2022 compared to $53.9 million for the nine months ended September 30, 2021.
The comparison of operating results for 2022 with 2021 reflects the impact in 2022 of the litigation matter and the restructuring charge, increases in the provision for loan losses, and salaries and employee benefits expense and a decrease in mortgage banking income, partially offset by the net interest income benefit from the deployment of cash in higher yielding commercial loans and investment securities, as well as rising interest rates, and increases in other non-interest fees. Excluding the impact from the legal settlement and the restructuring charge, for the nine months ended September 30, 2022, net income totaled $25.2 million and diluted earnings per share totaled $2.34. See “Supplemental Reporting of Non-GAAP Measures.”

Net Interest Income
Net interest income increased by $7.7 million from $64.4 million for the nine months ended September 30, 2021 to $72.1 million for the nine months ended September 30, 2022. Total interest expense decreased from $5.4 million for the nine months ended September 30, 2021 to $4.4 million for the nine months ended September 30, 2022. Interest income on loans increased by $3.8 million, from $62.7 million to $66.5 million, and interest income on investment securities increased by $2.7 million, from $6.8 million to $9.5 million, compared to the same period in the prior year. Interest expense on deposits decreased by $652 thousand from $3.4 million for the nine months ended September 30, 2021 to $2.8 million for the nine months ended September 30, 2022.
The following table presents net interest income, net interest spread and net interest margin for the nine months ended September 30, 2022 and 2021 on a taxable-equivalent basis:

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$122,509	$536	0.59%	$261,697	$255	0.13%
Investment securities (1)	508,582	10,276	2.70	456,919	7,272	2.13
Loans (1)(2)(3)	2,011,881	66,738	4.43	1,988,834	62,895	4.23
Total interest-earning assets	2,642,972	77,550	3.92	2,707,450	70,422	3.48
Other assets	191,090			188,924
Total	$2,834,062			$2,896,374
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$1,399,035	1,470	0.14	$1,380,241	1,014	0.10
Savings deposits	234,054	209	0.12	197,792	149	0.10
Time deposits	279,557	1,079	0.52	376,142	2,247	0.80
Total interest-bearing deposits	1,912,646	2,758	0.19	1,954,175	3,410	0.23
Securities sold under agreements to repurchase	23,685	24	0.14	22,490	25	0.15
FHLB Advances and other borrowings	4,693	121	3.44	53,608	458	1.14
Subordinated notes	31,985	1,510	6.29	31,924	1,507	6.29
Total interest-bearing liabilities	1,973,009	4,413	0.30	2,062,197	5,400	0.35
Noninterest-bearing demand deposits	562,826			537,247
Other	46,058			37,413
Total liabilities	2,581,893			2,636,857
Shareholders’ equity	252,169			259,517
Total	$2,834,062			$2,896,374
Taxable-equivalent net interest income /net interest spread		73,137	3.62%		65,022	3.13%
Taxable-equivalent net interest margin			3.70%			3.21%
Taxable-equivalent adjustment		(991)			(646)
Net interest income		$72,146			$64,376

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balances include nonaccrual loans.
(3)	Interest income on loans includes prepayment and late fees, where applicable.

Net interest income on a taxable-equivalent basis increased by $8.1 million to $73.1 million for the nine months ended September 30, 2022 from $65.0 million for the nine months ended September 30, 2021. The Company's net interest spread increased by 49 basis points to 3.62% for the nine months ended September 30, 2022 compared to 3.13% for the nine months ended September 30, 2021.
Taxable-equivalent net interest margin increased by 49 basis points to 3.70% for the nine months ended September 30, 2022 from 3.21% for the nine months ended September 30, 2021. The taxable-equivalent yield on interest-earning assets increased by 44 basis points from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 reflecting the deployment of cash into higher yielding loans and investment securities, as well as the impact of rising interest rates on the loan and investment securities portfolios. The decrease in the cost of interest-bearing liabilities of five basis points from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 also contributed to the increase in the tax-equivalent net interest margin, which reflected the runoff of higher cost time deposit balances and the repayment of overnight borrowings in the third quarter of 2021. Average loans remained approximately $2.0 billion, during both the nine months ended September 30, 2022 and 2021, as commercial and home equity loan growth for the nine months ended September 30, 2022 was offset primarily by the impact of SBA PPP loan forgiveness. Average investment securities increased by $51.7 million from $456.9 million for the nine months ended September 30, 2021 to $508.6 million for the same period in 2022 due to investment purchases. Average interest-bearing liabilities declined by $89.2 million to $2.0 billion for the 2022 period from $2.1 billion for the 2021 period due to decreased average balances in time deposits and overnight borrowings.
The yield on loans increased by 20 basis points to 4.43% for the nine months ended September 30, 2022 compared to 4.23% for the nine months ended September 30, 2021. Taxable-equivalent interest income earned on loans increased by $3.8 million year-over-year due to an increase in the average balance of commercial loans, excluding SBA PPP loans, and from the impact of the rising interest rate environment. The increase in interest income from loan growth was partially offset by the decrease in interest income from SBA PPP loans. This decrease is due to reduced fee income as a lower amount of SBA PPP loans were forgiven during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
SBA PPP loans, net of deferred fees and costs, averaged $83.8 million during the nine months ended September 30, 2022 compared to $412.2 million during the nine months ended September 30, 2021. This decrease was due to the forgiveness of SBA PPP loans since September 30, 2021. The average balance of commercial loans, excluding SBA PPP loans, increased by $361.2 million from $1.2 billion in the nine months ended September 30, 2021 to $1.5 billion during the nine months ended September 30, 2022. Average home equity loans increased by $16.9 million from $155.0 million for the nine months ended September 30, 2021 to $171.9 million for the nine months ended September 30, 2022. Average installment and other consumer loans decreased by $14.2 million from $41.4 million for the nine months ended September 30, 2021 to $27.2 million for the nine months ended September 30, 2022. Average residential mortgage loans decreased by $12.5 million from $216.9 million during the nine months ended September 30, 2021 to $204.4 million during the nine months ended September 30, 2022 due to significant refinancing activity in late 2021.
For the nine months ended September 30, 2022, interest income on loans includes $5.9 million of interest and net deferred fee income associated with SBA PPP loans compared to $13.0 million of such interest and fee income for the nine months ended September 30, 2021. Accretion of purchase accounting adjustments included in interest income was $966 thousand and $1.4 million for the nine months ended September 30, 2022 and 2021, respectively. The nine months ended September 30, 2022 and 2021 included $647 thousand and $919 thousand, respectively, of accelerated accretion related to the payoff of acquired loans.
Interest income on investment securities on a tax-equivalent basis increased by $3.0 million to $10.3 million for the nine months ended September 30, 2022 from $7.3 million for the nine months ended September 30, 2021, with the taxable equivalent yield increasing from 2.13% for the nine months ended September 30, 2021 to 2.70% for the nine months ended September 30, 2022. The 57 basis point increase reflected the higher interest rate environment in 2022 and investment security purchases at higher yields.
The average balance of federal funds sold and interest-bearing bank balances decreased by $139.2 million from $261.7 million for the nine months ended September 30, 2021, to $122.5 million for the same period in 2022 due primarily to the deployment of cash into loans and investment securities. The related interest income on a tax-equivalent basis increased by $281 thousand to $536 thousand for the nine months ended September 30, 2022, from $255 thousand for the nine months ended September 30, 2021. This increase was caused by the increase in the interest rate at the FRB as a result of multiple Fed Funds rate increases by the FOMC during 2022.
Interest expense on interest-bearing liabilities decreased by $1.0 million year-over-year, reflecting a decrease in the average balance of interest-bearing deposits of $41.5 million due primarily to continued runoff of higher yielding certificates of deposit. The cost of interest-bearing liabilities declined by five basis points from 0.35% for the nine months ended September 30, 2021 to 0.30% for the nine months ended September 30, 2022 due to the timing of deposit rate decreases in 2021 and increases in 2022 combined with the continued runoff of higher yielding certificates of deposits and the repayment and maturities of overnight borrowings in the third quarter of 2021.
Provision for Loan Losses
The Company recorded a provision for loan losses of $3.6 million for the nine months ended September 30, 2022 compared to a negative provision for loan losses of $10 thousand for the same period in 2021. In calculating the provision for loan losses, both quantitative and qualitative factors, including the Company's historical charge-off data and economic and market conditions, were considered. For the nine months ended September 30, 2022, the provision for loan losses was driven primarily by an increase in commercial loans. The negative provision for loan losses recorded in the nine months ended September 30, 2021 was due to the release of a portion of the Company's remaining COVID-19 related reserve of $2.7 million. Net charge-offs in the nine months ended September 30, 2022 totaled $46 thousand, compared to net charge-offs of $176 thousand in the comparable prior year period. Nonaccrual loans were 0.25% of gross loans at September 30, 2022, compared with 0.47% of gross loans at September 30, 2021. Nonaccrual loans decreased by $3.8 million from September 30, 2021 to September 30, 2022 and classified loans decreased by $9.2 million to $19.6 million from September 30, 2021 to September 30, 2022. In addition, loans with a special mention risk rating decreased by $16.7 million from $70.8 million at September 30, 2021 to $54.1 million at September 30, 2022 due to risk rating upgrades. The decrease in non-accrual loans includes the payoff of one loan of $2.6 million, loans returning to accrual status of $721 thousand, and charge-offs of $101 thousand, partially offset by loans transferred to non-accrual status of $881 thousand. The remaining decrease in non-accrual loans is due to paydowns. The decrease in criticized and classified loans reflects upgrades to commercial loan ratings, including loans that were previously downgraded due to the impact of the COVID-19 pandemic.
Additional information is included in the "Credit Risk Management" section herein.
Noninterest Income
The following table compares noninterest income for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		$ Change	% Change
	2022	2021	2022-2021	2022-2021
Service charges on deposit accounts	$2,861	$2,231	$630	28%
Interchange income	3,059	3,049	10	—%
Other service charges and fees	622	527	95	18%
Swap fee income	1,935	135	1,800	1,333%
Trust and investment management income	5,852	5,862	(10)	—%
Brokerage income	2,864	2,708	156	6%
Mortgage banking activities	205	4,684	(4,479)	(96)%
Income from life insurance	1,742	1,690	52	3%
Other income	1,749	338	1,411	417%
Investment securities (losses) gains	(163)	635	(798)	(126)%
Total noninterest income	$20,726	$21,859	$(1,133)	(5)%

The following factors contributed to the more significant changes in noninterest income between the nine months ended September 30, 2022 and 2021:
•Service charges on deposit accounts increased by $630 thousand due to higher customer transaction activity as the economy continued to recover from the COVID-19 pandemic and changes to the deposit fee structure that took effect in April 2022.
•Swap fee income increased by $1.8 million due to increased client interest in locking in interest rates on commercial loans in the rising interest rate environment.
•Mortgage banking income decreased by $4.5 million due primarily to a significant decline in the fair value of held-for-sale mortgages caused by current market conditions, including rapidly rising interest rates and lower housing inventory. The difficult mortgage market also slowed residential mortgage loan production, thereby causing corresponding reductions in the residential mortgage loan pipeline and secondary market sales during the nine months ended September 30, 2022 compared to the same period in 2021. Mortgage loans sold totaled $67.6 million in the first nine months of 2022 compared with $157.1 million in the first nine months of 2021. In addition, the Company recorded an MSR valuation reserve reversal of $79 thousand in the nine months ended September 30, 2022 compared to an MSR valuation reserve reversal of $695 thousand in the nine months ended September 30, 2021. Significant market interest rate reductions in 2021, which were caused by the COVID-19 pandemic resulted in decreases in the MSR fair values. Rate increases in 2022 offset this impact.
•Other income increased by $1.4 million due primarily to distributions of $964 thousand from investments in non-housing limited partnerships and gains on the sales of two SBA loans totaling $306 thousand.
•During the nine months ended September 30, 2022, the Company recorded net investment securities losses of $163 thousand due to a loss of $171 thousand on one non-agency CMO security that was called by the issuer in the second quarter of 2022. The loss was partially offset by a gain of $8 thousand from the sale of $3.1 million in principal balance of one security. During the nine months ended September 30, 2021, the Company sold 18 securities with a principal balance of $148.4 million for a gain of $609 thousand.
•Other line items within noninterest income showed fluctuations between 2022 and 2021 attributable to normal business operations.
Noninterest Expenses
The following table compares noninterest expenses for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		$ Change	% Change
	2022	2021	2022-2021	2022-2021
Salaries and employee benefits	$35,354	$31,907	$3,447	10.8%
Occupancy	3,586	3,492	94	2.7%
Furniture and equipment	3,784	3,800	(16)	(0.4)%
Data processing	3,410	3,041	369	12.1%
Automated teller machine and interchange fees	952	862	90	10.4%
Advertising and bank promotions	1,514	1,434	80	5.6%
FDIC insurance	767	570	197	34.6%
Professional services	2,417	1,862	555	29.8%
Directors' compensation	674	624	50	8.0%
Taxes other than income	1,160	929	231	24.9%
Intangible asset amortization	845	972	(127)	(13.1)%
Provision for legal settlement	13,000	—	13,000	100.0%
Restructuring expenses	3,155	—	3,155	100.0%
Other operating expenses	3,952	4,358	(406)	(9.3)%
Total noninterest expenses	$74,570	$53,851	$20,719	38.5%
The following factors contributed to the more significant changes in noninterest expenses between the nine months ended September 30, 2022 and 2021:
•Salaries and employee benefits expense increased by $3.4 million due primarily to the additions to staff that filled vacancies, merit-based and incentive compensation increases and higher employee benefit costs, including healthcare expenses.
•Data processing increased by $369 thousand due primarily to an increase in core system costs and investments in technology.
•FDIC insurance expense increased by $197 thousand due to an increase in the assessment rate driven by commercial loan growth and a lower deduction in the FDIC assessment rate calculation from SBA PPP loans due to forgiveness.
•Professional services increased by $555 thousand due to an increase in compliance and technology consulting services resulting from the need to supplement these services due to vacancies in staff and higher legal expenses partially due to outstanding litigation.
•Taxes other than income increased by $231 thousand due to an increase year-over year in the Pennsylvania Bank Shares Tax expense, as the Bank's total equity balance grew between the annual assessments measured at January 1st.

•During the fourth quarter of 2022, the Company agreed to settle a litigation matter, which resulted in a provision for legal settlement of $13.0 million recorded in the third quarter of 2022.
•During the third quarter of 2022, the Company announced that five branch locations would be closing and staffing model adjustments would be made to drive long-term growth and improve operating efficiencies in 2023 and forward. As a result of these initiatives, the Company recorded a pre-tax restructuring charge of $3.2 million, which consisted of building and fixed asset write-offs of $1.9 million and early retirement/severance costs of $1.3 million.
•Other operating expenses decreased by $406 thousand due to a loss of $514 thousand from the termination of an interest rate derivative designated as a cash flow hedge recorded in the nine months ended September 30, 2021 and the fair value of derivatives increased by $287 thousand between the nine months ended September 30, 2022 and 2021. These decreases were offset by an increase in the reserve for unfunded commitments of $196 thousand due to reversals in 2021 following a review of historical loss and line utilization experience. In addition, there was an increase of $151 thousand in employee related costs, which includes travel, meals and seminars as employees returned to a normal operating environment post COVID-19.
•Other line items within noninterest expenses showed fluctuations between 2022 and 2021 attributable to normal business operations.

Income Tax Expense
Income tax expense totaled $2.3 million, an effective tax rate of 15.7%, for the nine months ended September 30, 2022 compared with $6.2 million, an effective tax rate of 19.2%, for the nine months ended September 30, 2021. Excluding the impact of the provision for legal settlement, the effective tax rate was 18.2% for the nine months ended September 30, 2022. The Company’s effective tax rate is less than the 21% federal statutory rate, principally due to lower pre-tax income and the impact of tax-exempt income, which includes interest income on tax-exempt loans and investment securities and income from life insurance policies, federal income tax credits, and the impact of non-tax deductible expenses. The decrease in the effective tax rate from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 was primarily due to an increase in projected income from tax-exempt investment securities and loans for the 2022 fiscal year compared to the prior year.

FINANCIAL CONDITION
Management devotes substantial time to overseeing the investment of funds in loans and investment securities and the formulation of policies directed toward the profitability and management of the risks associated with these investments.
Investment Securities
The Company utilizes investment securities to manage interest rate risk, enhance income through interest and dividend income, provide liquidity and provide collateral for certain deposits and borrowings. At September 30, 2022, AFS securities totaled $503.6 million, an increase of $31.2 million, from $472.4 million at December 31, 2021. During the nine months ended September 30, 2022, the Company purchased $73.7 million of municipal securities, $41.2 million of agency MBS and CMO, and $16.7 million of non-agency CMO, and sold $3.1 million of a municipal security for a gain of $22 thousand. During the first quarter of 2022, the Company recorded a loss of $171 thousand on one $14.7 million par value non-agency CMO, which was called by the issuer in the second quarter of 2022. There was no OTTI recorded during the third quarter of 2022. The balance of investment securities included net unrealized losses of $54.5 million at September 30, 2022 compared to net unrealized gains of $5.6 million at December 31, 2021. This change was due to significant market interest rate increases in 2022.

The following table summarizes the credit ratings and collateral associated with the Company's investment portfolio, excluding equity securities, at September 30, 2022:

Sector	Portfolio Mix	Amortized Book Value	Fair Value	Credit Enhancement	AAA	AA	A	BBB	NR	Collateral Type
Unsecured ABS	1%	$5,230	$4,731	28%	—%	—%	—%	—%	100%	Unsecured Consumer Debt
Student Loan ABS	1	7,284	7,079	26	—	—	—	—	100	Seasoned Student Loans
Federal Family Education Loan ABS	18	99,582	97,456	8	87	13	—	—	—	Federal Family Education Loan (1)
PACE Loan ABS	—	2,777	2,542	6	100	—	—	—	—	PACE Loans
Non-Agency CMBS	2	10,047	10,045	18	—	—	—	—	100	Bridge to HUD Non-Agency CMBS
Non-Agency RMBS	3	17,012	15,116	13	100	—	—	—	—	Reverse Mortgages (2)
Municipal - General Obligation	22	122,576	107,870		5	90	5	—	—
Municipal - Revenue	24	132,026	112,166		—	83	12	—	5
SBA ReRemic	1	5,840	5,737		—	100	—	—	—	SBA Guarantee (3)
Agency MBS	24	135,223	123,353		—	100	—	—	—	Residential Mortgages (3)
U.S. Treasury securities	4	20,074	17,115		—	100	—	—	—
Bank CDs	—	249	249		—	—	—	—	100	FDIC Insured CD
	100%	$557,920	$503,459		20%	71%	4%	—%	5%

(1) Minimum of 18% guaranteed by U.S. government
(2) Reverse mortgages fund over time; credit enhancement is estimated based on prior experience
(3) 75% guaranteed by U.S. government agencies

Note : Ratings in table are the lowest of the six rating agencies (Standard & Poor's, Moody's, Fitch, Morningstar, DBRS and Kroll Bond Rating Agency). Standard & Poor's rates U.S. government obligations at AA+
Loan Portfolio
The Company offers a variety of products to meet the credit needs of its borrowers, principally commercial real estate loans, commercial and industrial loans, retail loans secured by residential properties, and, to a lesser extent, installment loans. No loans are extended to non-domestic borrowers or governments.
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

The following table presents the loan portfolio, excluding residential LHFS, by segment and class at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Commercial real estate:
Owner occupied	$313,125	$238,668
Non-owner occupied	573,605	551,783
Multi-family	114,561	93,255
Non-owner occupied residential	105,267	106,112
Acquisition and development:
1-4 family residential construction	20,810	12,279
Commercial and land development	148,512	93,925
Commercial and industrial (1)	378,574	485,728
Municipal	12,683	14,989
Residential mortgage:
First lien	220,970	198,831
Home equity - term	5,869	6,081
Home equity - lines of credit	180,267	160,705
Installment and other loans	13,684	17,630
	$2,087,927	$1,979,986
(1) This balance includes $17.0 million and $189.9 million of SBA PPP loans, net of deferred fees and costs, at September 30, 2022 and December 31, 2021, respectively.
Total loans increased by $107.9 million from December 31, 2021 to September 30, 2022. This increase is due to growth in commercial loans, excluding SBA PPP loans, of $243.3 million, home equity lines of credit of $19.6 million and first lien residential mortgages of $22.1 million, partially offset by a decrease of $172.9 million in SBA PPP loans due to loan forgiveness during the nine months ended September 30, 2022. Overall loan growth, excluding SBA PPP loans, was 16% for the nine months ended September 30, 2022.
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
The following table presents the Company’s total nonperforming and other risk assets, including the aggregate balances of nonaccrual loans, restructured loans still accruing, loans past due 90 days or more, and OREO as of September 30, 2022 and December 31, 2021. Loans 30-89 days past due and relevant asset quality ratios as of September 30, 2022 and December 31, 2021 are also presented.

	September 30, 2022	December 31, 2021
Nonaccrual loans	$5,303	$6,449
OREO	—	—
Total nonperforming assets	5,303	6,449
Restructured loans still accruing	689	804
Loans past due 90 days or more and still accruing	232	1,201
Total nonperforming and other risk assets (total risk assets)	$6,224	$8,454
Loans 30-89 days past due and still accruing	$2,421	$5,925
Asset quality ratios:
Total nonperforming loans to total loans	0.25%	0.33%
Total nonperforming assets to total assets	0.19%	0.23%
Total nonperforming assets to total loans and OREO	0.25%	0.33%
Total risk assets to total loans and OREO	0.30%	0.43%
Total risk assets to total assets	0.22%	0.30%
ALL to total loans	1.18%	1.07%
ALL to nonperforming loans	465.94%	328.42%
ALL to nonperforming loans and restructured loans still accruing	412.37%	292.02%
Total nonperforming and other risk assets decreased by $2.2 million, or 26%, from December 31, 2021 to September 30, 2022. Non-accrual loans decreased by $1.1 million from December 31, 2021 to September 30, 2022 due primarily to $721 thousand of loans returning to accrual status and payment activity of $972 thousand, partially offset by additions in loans classified as non-accrual loans of $583 thousand. Loans past due 90 days and still accruing decreased by $969 thousand from December 31, 2021 to September 30, 2022 due to the collection on a loan guaranteed by the SBA during the first quarter of 2022.
The following table presents detail of impaired loans, excluding accruing PCI loans, at September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
	Nonaccrual Loans	Restructured Loans Still Accruing	Total	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$2,849	$—	$2,849	$3,763	$—	$3,763
Non-owner occupied residential	90	—	90	122	—	122
Commercial and industrial	45	—	45	250	—	250
Residential mortgage:
First lien	1,904	689	2,593	1,831	804	2,635
Home equity - term	5	—	5	7	—	7
Home equity - lines of credit	372	—	372	436	—	436
Installment and other loans	38	—	38	40	—	40
	$5,303	$689	$5,992	$6,449	$804	$7,253

The following table presents our exposure to relationships with an impaired balance, which excludes accruing PCI loans, and the partial charge-offs taken to date and specific reserves established on those relationships at September 30, 2022 and December 31, 2021. Of the relationships deemed to be impaired at September 30, 2022, one had a recorded balance in excess of $1.0 million, and 56 relationships, which represents 50% of total impaired loans, had recorded balances of less than $250 thousand.

	# of Relationships	Recorded Investment	Partial Charge-offs to Date	Specific Reserves
September 30, 2022
Relationships greater than $1,000,000	1	$2,406	$—	$—
Relationships greater than $500,000 but less than $1,000,000	—	—	—	—
Relationships greater than $250,000 but less than $500,000	2	577	—	—
Relationships less than $250,000	56	3,009	280	28
	59	$5,992	$280	$28
December 31, 2021
Relationships greater than $1,000,000	1	$2,535	$—	$—
Relationships greater than $500,000 but less than $1,000,000	1	602	17	—
Relationships greater than $250,000 but less than $500,000	2	601	—	—
Relationships less than $250,000	63	3,515	303	28
	67	$7,253	$320	$28

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
In its individual loan impairment analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve include an evaluation of the outstanding loan balance and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships at September 30, 2022. However, over time, additional information may result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
In an effort to assist clients which were negatively impacted by the COVID-19 pandemic, the Bank offered various mitigation options, including a loan payment deferral program. Under this program, most commercial deferrals were for a 90-day period, while most consumer deferrals were for a 180-day period. As of September 30, 2022, the Company had a loan deferral under this program for a consumer client with a total loan balance of $214 thousand as of September 30, 2022. As of December 31, 2021, the Company had a consumer loan under this deferral program of $56 thousand for which the deferral period subsequently expired in 2022. In accordance with the revised Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus issued on April 7, 2020, these deferrals are exempt from TDR status as they meet the specified requirements.
The following table summarizes COVID-19 related modifications, including deferrals and forbearances:

Loan Type	Amount of Loans		Percent of Non-PPP Loans
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Consumer loans	$214	$56	—%	—%
Total loans	$214	$56	—%	—%

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

The following table summarizes the Company’s internal risk ratings at September 30, 2022 and December 31, 2021:

	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	PCI Loans	Total
September 30, 2022
Commercial real estate:
Owner occupied	$302,001	$3,392	$2,649	$2,849	$—	$2,234	$313,125
Non-owner occupied	566,996	3,931	2,388	—	—	290	573,605
Multi-family	106,306	8,010	245	—	—	—	114,561
Non-owner occupied residential	102,136	1,979	493	90	—	569	105,267
Acquisition and development:
1-4 family residential construction	20,810	—	—	—	—	—	20,810
Commercial and land development	132,621	15,891	—	—	—	—	148,512
Commercial and industrial	349,319	20,891	6,236	45	—	2,083	378,574
Municipal	12,683	—	—	—	—	—	12,683
Residential mortgage:
First lien	213,812	—	223	2,593	—	4,342	220,970
Home equity - term	5,849	—	—	5	—	15	5,869
Home equity - lines of credit	179,850	—	45	372	—	—	180,267
Installment and other loans	13,639	—	—	38	—	7	13,684
	$2,006,022	$54,094	$12,279	$5,992	$—	$9,540	$2,087,927
December 31, 2021
Commercial real estate:
Owner occupied	$219,250	$7,239	$6,087	$3,763	$—	$2,329	$238,668
Non-owner occupied	528,010	23,297	166	—	—	310	551,783
Multi-family	84,414	8,238	603	—	—	—	93,255
Non-owner occupied residential	102,588	1,065	1,153	122	—	1,184	106,112
Acquisition and development:
1-4 family residential construction	12,279	—	—	—	—	—	12,279
Commercial and land development	92,049	1,385	491	—	—	—	93,925
Commercial and industrial	470,579	7,917	4,720	250	—	2,262	485,728
Municipal	14,989	—	—	—	—	—	14,989
Residential mortgage:
First lien	191,386	—	225	2,635	—	4,585	198,831
Home equity - term	6,058	—	—	7	—	16	6,081
Home equity - lines of credit	160,203	20	46	436	—	—	160,705
Installment and other loans	17,584	—	—	40	—	6	17,630
	$1,899,389	$49,161	$13,491	$7,253	$—	$10,692	$1,979,986

Potential problem loans are defined as performing loans which have characteristics that cause management concern over the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming loans in the future. Generally, management feels that Substandard loans that are currently performing and not considered impaired result in some doubt as to the borrower’s ability to continue to perform under the terms of the loan, and represent potential problem loans. Non-impaired Substandard loans totaled $12.3 million at September 30, 2022.
Additionally, the Special Mention classification is intended to be a temporary classification reflective of loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Company’s position at some future date. Special Mention loans represent an elevated risk, but their weakness does not yet justify a more severe, or classified, rating. These loans require inquiry by lenders on the cause of the potential weakness and, once analyzed, the loan classification may be downgraded to Substandard or, alternatively, could be upgraded to Pass. Special Mention loans increased by $4.9 million from December 31, 2021 to September 30, 2022 primarily due to downgrades for one borrower within Acquisition and Development and the other borrower within the Commercial and Industrial loan categories. These risk rating downgrades were partially offset by continued improvements in economic conditions resulting in upgrades to other commercial loans, including those that were previously downgraded due to the impact of the COVID-19 pandemic.
The following table summarizes activity in the ALL for the three and nine months ended September 30, 2022 and 2021:

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
September 30, 2022
Balance, beginning of period	$12,294	$3,024	$4,471	$26	$19,815	$3,004	$223	$3,227	$237	$23,279
Provision for loan losses	551	342	296	(1)	1,188	309	(5)	304	8	1,500
Charge-offs	—	—	(87)	—	(87)	—	(24)	(24)	—	(111)
Recoveries	—	1	32	—	33	2	6	8	—	41
Balance, end of period	$12,845	$3,367	$4,712	$25	$20,949	$3,315	$200	$3,515	$245	$24,709
September 30, 2021
Balance, beginning of period	$11,315	$1,243	$3,495	$29	$16,082	$2,863	$227	$3,090	$209	$19,381
Provision for loan losses	(179)	290	386	(2)	495	(147)	18	(129)	(1)	365
Charge-offs	(89)	—	(55)	—	(144)	—	(20)	(20)	—	(164)
Recoveries	305	8	60	—	373	5	5	10	—	383
Balance, end of period	$11,352	$1,541	$3,886	$27	$16,806	$2,721	$230	$2,951	$208	$19,965
Nine Months Ended
September 30, 2022
Balance, beginning of period	$12,037	$2,062	$3,814	$30	$17,943	$2,785	$215	$3,000	$237	$21,180
Provision for loan losses	776	1,295	980	(5)	3,046	508	13	521	8	3,575
Charge-offs	—	—	(202)	—	(202)	(10)	(42)	(52)	—	(254)
Recoveries	32	10	120	—	162	32	14	46	—	208
Balance, end of period	$12,845	$3,367	$4,712	$25	$20,949	$3,315	$200	$3,515	$245	$24,709
September 30, 2021
Balance, beginning of period	$11,151	$1,114	$3,942	$40	$16,247	$3,362	$324	$3,686	$218	$20,151
Provision for loan losses	133	418	109	(13)	647	(578)	(69)	(647)	(10)	(10)
Charge-offs	(270)	—	(621)	—	(891)	(92)	(49)	(141)	—	(1,032)
Recoveries	338	9	456	—	803	29	24	53	—	856
Balance, end of period	$11,352	$1,541	$3,886	$27	$16,806	$2,721	$230	$2,951	$208	$19,965
The ALL totaled $24.7 million at September 30, 2022, an increase of $3.5 million from December 31, 2021, resulting from a provision for loan losses of $3.6 million, which was inclusive of net charge-offs of $46 thousand during the nine months ended September 30, 2022. At September 30, 2022, the ALL as a percentage of the total loan portfolio was 1.18% compared to 1.03% at September 30, 2021. The ALL increased in the nine months ended September 30, 2022 primarily as a result of commercial loan growth. Despite generally favorable delinquency and nonperforming loan data, the impact of current economic conditions may result in the need for additional provisions for loan losses in future quarters.
Classified loans totaled $19.6 million at September 30, 2022, or 0.9% of total loans outstanding, reflecting a decrease from $23.1 million, or 1.2% of loans outstanding, at December 31, 2021. The asset quality ratios, including the nonperforming loans and risk assets metrics, previously noted are indicative of the continued benefit the Company has received from favorable historical charge-off statistics and generally stable economic and market conditions for the last few years, even while the commercial loan portfolio has been growing.
The following table summarizes the ending loan balances individually or collectively evaluated for impairment based on loan type, as well as the ALL allocation for each, at September 30, 2022 and December 31, 2021, including PCI loans:

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
September 30, 2022
Loans allocated by:
Individually evaluated for impairment	$2,939	$—	$45	$—	$2,984	$2,970	$38	$3,008	$—	$5,992
Collectively evaluated for impairment	1,103,619	169,322	378,529	12,683	1,664,153	404,136	13,646	417,782	—	2,081,935
	$1,106,558	$169,322	$378,574	$12,683	$1,667,137	$407,106	$13,684	$420,790	$—	$2,087,927
ALL allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$28	$—	$28	$—	$28
Collectively evaluated for impairment	12,845	3,367	4,712	25	20,949	3,287	200	3,487	245	24,681
	$12,845	$3,367	$4,712	$25	$20,949	$3,315	$200	$3,515	$245	$24,709
December 31, 2021
Loans allocated by:
Individually evaluated for impairment	$3,885	$—	$250	$—	$4,135	$3,078	$40	$3,118	$—	$7,253
Collectively evaluated for impairment	985,933	106,204	485,478	14,989	1,592,604	362,539	17,590	380,129	—	1,972,733
	$989,818	$106,204	$485,728	$14,989	$1,596,739	$365,617	$17,630	$383,247	$—	$1,979,986
ALL allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$28	$—	$28	$—	$28
Collectively evaluated for impairment	12,037	2,062	3,814	30	17,943	2,757	215	2,972	237	21,152
	$12,037	$2,062	$3,814	$30	$17,943	$2,785	$215	$3,000	$237	$21,180

In addition to the specific reserve allocations on impaired loans noted previously, eight loans, with aggregate outstanding principal balances of $367 thousand, have had cumulative partial charge-offs to the ALL totaling $280 thousand at September 30, 2022. As updated appraisals are received on collateral-dependent loans, partial charge-offs are taken to the extent the loans’ principal balance exceeds their fair value.
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
The unallocated portion of the ALL reflects estimated inherent losses within the portfolio that have not been detected, as well as the risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the ALL was 1.0% and 1.1% of the ALL balance at September 30, 2022 and December 31, 2021, respectively. The Company monitors the unallocated portion of the ALL and, by policy, has determined it should not exceed 3% of the total reserve. Future negative provisions for loan losses may result if the unallocated portion was to increase, and management determined the reserves were not required for the anticipated risk in the portfolio.
Management believes the Company’s ALL is adequate based on currently available information. Future adjustments to the ALL and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.
Deposits
Deposits grew by $40.9 million, or 2%, remaining at approximately $2.5 billion at both September 30, 2022 and December 31, 2021.
Noninterest-bearing deposits increased by $8.8 million, or 2%, to $562.0 million, from December 31, 2021 to September 30, 2022. Interest-bearing deposits totaled $1.9 billion at September 30, 2022, an increase of $32.1 million, or less than 1%, from the $1.9 billion balance at December 31, 2021, despite a decrease in time deposits, due to maturities, of $48.1 million, or 16%.
Deposit growth in the first nine months of 2022 was principally due to seasonality from public fund clients and retail deposit generation.
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
Shareholders’ equity totaled $217.4 million at September 30, 2022, a decrease of $54.3 million, or 20%, from $271.7 million at December 31, 2021. The decrease was primarily attributable to other comprehensive losses of $47.9 million due to an increase in unrealized losses on AFS securities and interest rate swaps designated as cash flow hedges, caused by a substantial increase in market interest rates, as well as dividends paid of $6.2 million and shared-based compensation costs of $12.5 million, partially offset by net income of $12.4 million.
For the nine months ended September 30, 2022, total comprehensive losses totaled $35.5 million, a decrease of $64.0 million, from total comprehensive income of $28.5 million for the same period in 2021. This decrease was primarily due to an increase in unrealized losses on AFS securities, net of taxes, of $48.8 million and a decrease in net income of $13.8 million, due partially to the provision for legal settlement of $13.0 million and a restructuring charge of $3.2 million, compared to the same period in 2021. The unrealized losses included in the unaudited consolidated statements of comprehensive (loss) income are the result of the significant increase in market interest rates.
At September 30, 2022, book value per common share was $20.34 per share compared to $24.29 per share at December 31, 2021. Tangible book value per share also decreased from $22.32 per share at December 31, 2021 to $18.34 per share at September 30, 2022. These decreases are primarily a result of the decrease in shareholders' equity. See “Supplemental Reporting of Non-GAAP Measures.”
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
At September 30, 2022 and December 31, 2021, the Bank was considered well-capitalized under applicable banking regulations. The decrease of 1.1% in Total Risk-Based Capital from 14.0% at December 31, 2021 to 12.9% at September 30, 2022 was due primarily to an increase in risk-weighted assets from the deployment of cash into commercial loans and an increase in deferred tax assets resulting from the increase in unrealized losses on AFS securities and interest rate swaps designated as cash flow hedges. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Prompt corrective action provisions are not applicable to bank holding companies, including financial holding companies.

Note 8, Shareholders' Equity and Regulatory Capital, to the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1, "Financial Information," includes a table presenting capital amounts and ratios for the Company and the Bank at September 30, 2022 and December 31, 2021.
In addition to the minimum capital ratio requirement and minimum capital ratio to be well capitalized presented in the referenced table in Note 8, the Bank must maintain a capital conservation buffer as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, Item 1 - Business, under the topic Basel III Capital Rules. At September 30, 2022, the Bank's capital conservation buffer, based on the most restrictive Total Capital to risk weighted assets capital ratio, was 4.9%, which is greater than the 2.5% requirement.

Liquidity
The primary function of asset/liability management is to ensure adequate liquidity and manage the Company’s sensitivity to changing interest rates. Liquidity management involves the ability to meet the cash flow requirements of clients who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Company's primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities, the sale of mortgage loans and borrowings from the FHLB of Pittsburgh. While maturities and scheduled amortization of loans and investment securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's maximum borrowing capacity from the FHLB is $987.9 million at September 30, 2022.
The Company regularly adjusts its investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and investment securities and the objectives of our asset/liability management policy. Unencumbered investment securities totaled $99.5 million at September 30, 2022. At September 30, 2022, the Company had $19.1 million of investment securities pledged at the FRB Discount Window, with no associated borrowings outstanding.
Supplemental Reporting of Non-GAAP Measures
As a result of acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $22.1 million and $22.9 million at September 30, 2022 and December 31, 2021, respectively. Additionally, the Company incurred, before taxes, $3.2 million and $13.0 million in restructuring charges and provision for legal settlement, respectively, during the three and nine months ended September 30, 2022.
Management believes providing certain “non-GAAP” financial information will assist investors in their understanding of the effect on recent financial results from non-recurring charges.
Tangible book value per share and the impact of the legal settlement and restructuring charge on net income and diluted earnings per share, as used by the Company in this supplemental reporting presentation, are determined by methods other than in accordance with GAAP. While we believe this information is a useful supplement to GAAP-based measures presented in this Form 10-Q, readers are cautioned that this non-GAAP disclosure has limitations as an analytical tool, should not be viewed as a substitute for financial measures determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of our results and financial condition as reported under GAAP, nor are such measures necessarily comparable to non-GAAP performance measures that may be presented by other companies. This supplemental presentation should not be construed as an inference that our future results will be unaffected by similar adjustments to be determined in accordance with GAAP. The decrease in tangible book value per share (non-GAAP) from December 31, 2021 to September 30, 2022 is primarily due to an increase in other comprehensive losses, net of taxes, of $47.9 million due to higher unrealized losses on AFS securities and interest rate swaps designated as cash flow hedges and share repurchases.

The following table presents the computation of each non-GAAP based measure shown together with its most directly comparable GAAP based measure.

(dollars and shares in thousands)	September 30, 2022	December 31, 2021
Tangible Book Value per Common Share
Shareholders' equity	$217,378	$271,656
Less: Goodwill	18,724	18,724
Other intangible assets	3,338	4,183
Related tax effect	(701)	(878)
Tangible common equity (non-GAAP)	$196,017	$249,627

Common shares outstanding	10,686	11,183
Book value per share (most directly comparable GAAP based measure)	$20.34	$24.29
Intangible assets per share	2.00	1.97
Tangible book value per share (non-GAAP)	$18.34	$22.32

Adjusted Net Income and Adjusted Diluted Earnings Per Share	September 30, 2022
(dollars and shares in thousands)	Three Months Ended	Nine Months Ended
Net (loss) income (most directly comparable GAAP based measure)	$(4,828)	$12,411
Plus: Restructuring charges	3,155	3,155
Plus: Provision for legal settlement	13,000	13,000
Less: Related tax effect	(3,393)	(3,393)
Adjusted net income (non-GAAP)	$7,934	$25,173

Weighted average shares - diluted (most directly comparable GAAP-based measure)	10,369	10,758
Diluted (losses) earnings per share (most directly comparable GAAP-based measure)	(0.47)	1.16
Weighted average shares - diluted (non-GAAP)	10,529	10,758
Diluted earnings per share, adjusted (non-GAAP)	0.75	2.34

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
Net Interest Income Sensitivity
Simulation analysis evaluates the effect of upward and downward changes in market interest rates on future net interest income. The analysis involves changing the interest rates used in determining net interest income over the next twelve months. The resulting percentage change in net interest income in various rate scenarios is an indication of the Company's short-term interest rate risk. The analysis assumes recent pricing trends in new loan and deposit volumes will continue while balances remain constant. Additional assumptions are applied to modify pricing under the various rate scenarios.
The simulation analysis results are presented in the Net Interest Income table below. At September 30, 2022 and December 31, 2021, the results indicated the Company could experience interest income pressure as interest rates continue to rise. This is due to the assumption that interest-bearing liabilities will begin repricing faster than interest-earning assets. The faster liability repricing combined with the composition of the balance sheet between fixed- and floating-rate assets has led to the Company becoming more liability sensitive as interest rates continue to rise. As such, if certain model assumptions occur, further increases in interest rates in a flat balance sheet scenario could negatively impact the Company's net interest income.
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

The results at September 30, 2022 reflect the impact of the FOMC's interest rate increases to date. As the federal funds rate increases further, the increase in asset yields is countered by the model's acceleration in the cost of liabilities as compared to a slower realized pace so far in this rate cycle. To improve the comparability across periods, the Company strives to follow best practices related to the assumption setting and maintains the size and mix of the period end balance sheet; thus, the results do not reflect actions management may take through the normal course of business that would impact results.

Net Interest Income			Economic Value
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates (basis points)	September 30, 2022	December 31, 2021	Change in Market Interest Rates (basis points)	September 30, 2022	December 31, 2021
(100)	(3.4)%	(1.4)%	(100)	(11.5)%	(43.8)%
100	(1.4)%	3.7%	100	3.7%	25.8%
200	(3.9)%	6.7%	200	4.6%	41.2%

Item 4. Controls and Procedures
Based on the evaluation required by Exchange Act Rules 13a-15(b) and 15d-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), at September 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at September 30, 2022. There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the nine months ended September 30, 2022.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
Information regarding legal proceedings is included in Note 12, Contingencies, to the Consolidated Financial Statements under Part I, Item 1, "Financial Statements" and incorporated herein by reference.

Item 1A – Risk Factors
There have been no material changes from the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, and our Quarterly Report on Form 10-Q for the periods ended March 31, 2022 and June 30, 2022.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2022 to July 31, 2022	—	$—	—	154,371
August 1, 2022 to August 31, 2022	1,169	26.14	1,169	153,202
September 1, 2022 to September 30, 2022	—	—	—	153,202
Total	1,169	$26.14	1,169
In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. On April 19, 2021, the Board of Directors authorized the additional future repurchase of up to 562,000 shares of its outstanding common stock. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. For the three months ended September 30, 2022, the Company repurchased 1,169 shares of its common stock at an average price of $26.14 per share. At September 30, 2022, 824,798 shares had been repurchased under the program at a total cost of $18.8 million, or $22.79 per share. Common stock available for future repurchase totals approximately 153,202 shares, or 1% of the Company's outstanding common stock at September 30, 2022.

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

Date: November 9, 2022