Form 10-K
period 2022-12-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2023-03-16
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.			☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.			☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to 240.10D-1(b).			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $245.1 million. For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant, and all persons beneficially owning more than 5% of the registrant’s common stock.
Number of shares outstanding of the Registrant’s common stock as of March 9, 2023: 10,725,745.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

ORRSTOWN FINANCIAL SERVICES, INC.
FORM 10-K

Glossary of Defined Terms
The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition
ALL	Allowance for loan losses
AFS	Available-for-sale
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Orrstown Bank, the commercial banking subsidiary of Orrstown Financial Services, Inc.
BHC Act	Bank Holding Company Act of 1965
CDI	Core deposit intangible
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CMO	Collateralized mortgage obligation
CRA	Community Reinvestment Act
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ERM	Enterprise risk management
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross Domestic Product
GLB Act	Gramm-Leach-Bliley Act
GSE	United States government-sponsored enterprise
Hamilton	Hamilton Bancorp, Inc., and its wholly-owned banking subsidiary, Hamilton Bank (acquired May 1, 2019)
IRC	Internal Revenue Code of 1986, as amended
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
MBS	Mortgage-backed securities
Mercersburg	Mercersburg Financial Corporation and its wholly-owned banking subsidiary, First Community Bank of Mercersburg (acquired October 1, 2018)
MPF Program	Mortgage Partnership Finance Program
MSR	Mortgage servicing right
NIM	Net interest margin
OCI	Other comprehensive income
OFA	Orrstown Financial Advisors, a division of the Bank that provides investment and brokerage services
OREO	Other real estate owned (foreclosed real estate)
OTTI	Other-than-temporary impairment
Parent Company	Orrstown Financial Services, Inc., the parent company of Orrstown Bank
2011 Plan	2011 Orrstown Financial Services, Inc. Stock Incentive Plan
PCI loans	Purchased credit impaired loans
PPP	Paycheck Protection Program
Repurchase Agreements	Securities sold under agreements to repurchase
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
TDR	Troubled debt restructuring
U.S.	United States of America
Wheatland	Wheatland Advisors, Inc., the former Registered Investment Advisor subsidiary of Orrstown Financial Services, Inc.
Unless the context otherwise requires, the terms “Orrstown,” “we,” “us,” “our,” and “Company” refer to Orrstown Financial Services, Inc. and its subsidiaries.

PART I
Caution About Forward-Looking Statements:
Certain statements appearing herein, which are not historical in nature, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications, from time to time, that contain such statements. Such forward-looking statements reflect the current views of the Company's management with respect to, among other things, future events and the Company's financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “forecast,” “goal,” “target,” “would” and “outlook,” or the negative variations of those words or other comparable words of a future or forward-looking nature. Forward-looking statements are statements that include projections, predictions, expectations, estimates or beliefs about events or results or otherwise are not statements of historical facts, many of which, by their nature, are inherently uncertain and beyond the Company's control, and include, but are not limited to, statements related to new business development, new loan opportunities, growth in the balance sheet and fee-based revenue lines of business, merger and acquisition activity, cost savings initiatives, reducing risk assets, and mitigating losses in the future. Accordingly, the Company cautions you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements and there can be no assurances that the Company will achieve the desired level of new business development and new loans, growth in the balance sheet and fee-based revenue lines of business, successful merger and acquisition activity and cost savings initiatives, and continued reductions in risk assets or mitigate losses in the future. Factors which could cause the actual results to differ from those expressed or implied by the forward-looking statements include, but are not limited to, the following: ineffectiveness of the Company's strategic growth plan due to changes in current or future market conditions; the effects of competition and how it may impact our community banking model, including industry consolidation and development of competing financial products and services; the integration of the Company's strategic acquisitions; the inability to fully achieve expected savings, efficiencies or synergies from mergers and acquisitions and cost savings initiatives, or taking longer than estimated for such savings, efficiencies and synergies to be realized; changes in laws and regulations; interest rate movements; changes in credit quality; inability to raise capital, if necessary, under favorable conditions; volatility in the securities markets; the demand for our products and services; deteriorating economic conditions; geopolitical tensions; changes in litigation matters, including the failure to obtain Court approval of proposed settlements, the number of plaintiffs who opt-out of proposed settlements and whether a proposed settlement is appealed; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; expenses associated with pending litigation and legal proceedings; and other risks and uncertainties. The foregoing list of factors is not exhaustive.
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

ITEM 1 – BUSINESS
Orrstown Financial Services, Inc., a Pennsylvania corporation, is the financial holding company ("FHC") for its wholly-owned subsidiary Orrstown Bank. The Company’s principal executive offices are located at 77 East King Street, Shippensburg, Pennsylvania, with additional executive and administrative offices at 4750 Lindle Road, Harrisburg, Pennsylvania. The Parent Company was organized on November 17, 1987 for the purpose of acquiring the Bank and such other banks and bank-related activities as are permitted by law. The Company provides banking and financial advisory services located in south central Pennsylvania, principally in Berks, Cumberland, Dauphin, Franklin, Lancaster, Perry and York Counties, Pennsylvania, and in Anne Arundel, Baltimore, Howard and Washington Counties, Maryland, as well as Baltimore City, Maryland. The Company’s lending area also includes adjacent counties in Pennsylvania and Maryland, as well as Loudon County, Virginia and Berkeley, Jefferson and Morgan Counties, West Virginia.
Business
The Bank was organized in 1919 as a state-chartered bank. On March 8, 1988, in a bank holding company reorganization transaction, the Parent Company acquired 100% ownership of the Bank.
The Parent Company’s primary activity consists of owning and supervising its subsidiary, the Bank. Day-to-day management is conducted by its officers, who are also Bank officers. The Parent Company has historically derived most of its income through dividends from the Bank. At December 31, 2022, the Company had total assets of $2.9 billion, total deposits of $2.5 billion and total shareholders’ equity of $228.9 million.
The Company operates in the community banking segment and engages in lending activities, including commercial, residential, commercial mortgages, construction, municipal, and various forms of consumer lending and deposit services, including checking, savings, time and money market deposits. The Company also provides fiduciary, investment advisory, insurance and brokerage services. These activities engaged in by the Bank are authorized by the Pennsylvania Banking Code of 1965. The Company and the Bank are subject to regulation by certain federal and state agencies and undergo periodic examinations by such regulatory authorities. The concentrations of credit by type of loan are included in Note 3, Loans and Allowance for Loan Losses, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data." The Bank maintains a diversified loan portfolio and evaluates each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon the extension of credit, is based on management’s credit evaluation of the client pursuant to collateral standards established in the Bank’s credit policies and procedures.
Human Capital
At December 31, 2022, the Bank had 404 full-time and 15 part-time employees compared to 412 full-time and 17 part-time employees at December 31, 2021. At December 31, 2022, approximately 65% of our workforce was female and 35% were male. Our average tenure is approximately seven years. The Parent Company has no employees. Its 12 executive officers are employees of the Bank, who represent a mix of newer and more seasoned employees with diverse experience and have an average tenure of nine years.
We encourage and support the growth and development of our employees. Continuous learning and career development is advanced through ongoing performance and development conversations with employees, internally created training programs, including development and advancement training offered through Orrstown University, customized corporate training engagements and educational reimbursement and certification programs. Training opportunities are available both online and in-person, and all employees have online access to courses for professional development provided by a third-party. During 2022, we also hired five employees to participate in our new Management Associate Program. This program provides a structured learning experience that focuses on the commercial line of business and credit administration.
Employee evaluations are conducted on at least an annual basis. Those evaluations focus on job performance, achievement of goals and employee and career development. In addition, the Company monitors employee satisfaction and engagement through periodic employee surveys.
The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, our remote work options have evolved as expectations surrounding the COVID-19 pandemic shifted. Starting in 2021, many of our employees effectively worked a hybrid schedule from the Company office and remote locations to ensure a safely-distanced working environment for our employees and clients, which was continued throughout 2022. We continue to highlight the importance of the safety, health and wellness of our employees. We also introduced a number of new initiatives that focus on both physical and mental health.

The Company believes that it is critically important that its employee base reflects the communities that we serve. Since 2020, the Company's Diversity, Equity & Inclusion Council has taken concrete steps to diversify the job applicant pool. In addition to the Company's website, social media platforms and through talent recruiting efforts by third-party recruiters, job openings were posted directly at Historically Black Colleges and Universities within the Company's market area. The Company's President and Chief Executive Officer also signed the CEO ACTION for Diversity & Inclusion Pledge, which makes commitments to continue making our workplaces trusting places, implementing and expanding unconscious bias education, sharing best practices and creating and sharing strategic inclusion and diversity plans with our Board of Directors. Our Diversity, Equity and Inclusion Council continued to take impactful steps in 2022. The council provided educational opportunities to employees throughout the year and also represented the Company during Harrisburg's PrideFest and India Day.
The Company offers competitive compensation to attract and further strengthen employee engagement and encourage retention. Compensation packages include market-competitive salary, healthcare and retirement benefits, paid time off, and may also include bonuses or sales commissions and short-term and long-term equity incentives.
We deploy numerous methods to foster employee engagement, including regular company-wide calls, weekly communication through our Orrstown Connections publications, employee recognitions and service anniversaries, community service and leadership programs, annual events for all employees and off-site events with family and friends.
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
Commercial Lending
The Bank originates commercial real estate, equipment, construction, working capital and other commercial purpose loans to commercial clients throughout the Bank’s various markets. The Bank has significant market share in south central Pennsylvania and has been expanding its presence geographically in recent years. Currently, growth markets include the Harrisburg region, Lancaster County and Maryland markets. The Bank's commercial lending is focused in these geographic regions or with borrowers headquartered in these geographic regions; however, the Company’s lending area has also expanded into adjacent counties in Pennsylvania and Maryland, as well as Loudon County, Virginia and Berkeley, Jefferson and Morgan Counties, West Virginia.
The Bank’s credit policy dictates the underwriting requirements for the various types of commercial loans the Bank makes available to borrowers. The policy covers such requirements as debt coverage ratios, advance rates against different forms of collateral, loan-to-value ratios and maximum term.
A majority of the Company’s loans are for business purposes. At December 31, 2022, approximately 79% of the loan portfolio was comprised of commercial loans.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted, which established the SBA PPP. The SBA PPP provided economic relief to small businesses nationwide adversely impacted under the COVID-19 Emergency Declaration issued on March 13, 2020. The SBA PPP, which began on April 3, 2020 and ended on May 31, 2021, provided small businesses with funds to cover up to 24 weeks of payroll costs and other expenses, including benefits. It also provided for forgiveness of up to the full principal amount of qualifying loans. During 2020 and 2021, the Bank closed and funded almost 6,500 loans for a total gross loan amount of $699.4 million.
Consumer Lending
The Bank originates home equity loans, home equity lines of credit and other consumer loans, primarily through its branch network and client service center. A large majority of the consumer loans are secured by either a first or second lien position on the borrower’s primary residential real estate. The Bank requires a loan-to-value ratio of no greater than 85% of the value of the real estate being taken as collateral with a minimum credit score of 710. The Bank also, at times, purchases consumer loans to help diversify credit risk in our loan portfolio.
Residential Lending
The Bank originates residential mortgages throughout its various markets referred from retail branches and through a network of mortgage loan officers. Residential mortgages originated by the Bank may be sold to secondary market investors, which include both GSE and non-GSE investors. All mortgages, regardless of being sold or held in the Bank’s portfolio, are generally underwritten to secondary market industry standards for prime mortgages. For loans originated for investment, the Bank requires pricing adjustments commensurate with the risk, and the real estate taken as collateral generally results in the Bank holding a first lien on the property. The loan-to-value ratio requirements of the real estate being taken as collateral varies per the Credit Policy, and may require the borrower to obtain private mortgage insurance.
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
The Bank outsources its independent loan review to a third-party provider, who monitors and evaluates borrowers on a quarterly basis utilizing risk-rating criteria established in the credit policy in order to identify deteriorating trends and detect conditions which might indicate potential problem loans. The results of the third-party loan review are reported quarterly to the Management and Board ERM Committees for review. The loan ratings provide the basis for evaluating the adequacy of the ALL.
Deposit Products
The Bank offers deposit products to retail, commercial, non-profit and government clients through its retail branch network. Product offerings for retail clients include checking accounts, money market, savings and certificates of deposit. The Bank offers a strong suite of treasury management solutions for businesses that help them to forecast and manage their cash and receivables. The Bank is committed to advancing digital capabilities for all clients, to ensure scalability and optimization of financial performance within the organizations. A robust treasury management online banking platform allows clients to send and collect money electronically using ACH and wire transfer origination services, deposit checks via mobile or desktop capture, and mitigate fraud through check and ACH positive pay services. Wire transfers may be sent and also received domestically, as well as internationally in most currencies. Online bill-pay services allow check and electronic payments, with same day, next day and future dated payments. Additionally, business clients can automatically move money between Bank accounts using various automated sweep services. Using strategic partnerships, the Bank is able to offer best-in-class lockbox services, armored cash logistic solutions, credit cards, purchasing cards, and merchant card processing services.
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

Investment Services
Through its trust department, the Bank renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor, and other fiduciary activities authorized by law under the trade name Orrstown Financial Advisors, or OFA. OFA offers retail brokerage services through a third-party broker/dealer arrangement with Cetera Advisor Networks LLC. At December 31, 2022, average assets under management by OFA totaled $1.7 billion.
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
Regulation and Supervision
The Parent Company is a bank holding company registered with the FRB and has elected status as a FHC. The Bank is a Pennsylvania-chartered commercial bank and a member bank of the Federal Reserve System.
Regulatory Environment
The banking industry is highly regulated, and Orrstown is subject to supervision, regulation, and examination by the FRB, as its primary federal regulator, and the Pennsylvania Department of Banking and Securities. The statutory and regulatory framework that governs the Company is generally intended to protect depositors and clients, the FDIC's Deposit Insurance Fund, the U.S. banking and financial system, and financial markets as a whole by ensuring the safety and soundness of bank holding companies ("BHCs") and banks. Bank regulators regularly examine the operations of BHCs and banks. Regulators have broad supervisory and enforcement authority over BHCs and banks, including the power to impose nonpublic supervisory agreements, issue cease and desist orders, impose fines and other civil and criminal penalties, terminate deposit insurance, and appoint a conservator or receiver.
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

Several of the more significant regulatory provisions applicable to BHCs and banks to which the Company are subject are discussed below, along with certain regulatory matters concerning the Parent Company and the Bank. To the extent that the following information describes statutory or regulatory provisions, such information is qualified in its entirety by reference to the particular statutes or regulations. Any change in applicable law or regulation may have a material effect on the business and prospects of the Parent Company and the Bank.
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
Federal Deposit Insurance
The FDIC's Deposit Insurance Fund provides insurance coverage for certain deposits, up to a standard maximum deposit insurance amount of $250 thousand per depositor and is funded through assessments on insured depository institutions, based on the risk each institution poses to the Deposit Insurance Fund. The Bank accepts client deposits that are insured by the Deposit Insurance Fund and, therefore, must pay insurance premiums. The FDIC may increase the Bank’s insurance premiums based on various factors, including the FDIC’s assessment of its risk profile. In October of 2022, the FDIC finalized a rule to increase the initial base deposit insurance assessment rate by two basis points beginning in the first quarter of 2023. The increase in the assessment rate for banks is intended to increase the Deposit Insurance Fund reserve ratio to 1.35%. For 2022, the FDIC insurance expense for the Bank was $1.1 million.
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
The FDIA, however, prohibits state-chartered banks from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless the FDIC determines the activity or investment does not pose a significant risk of loss to the Deposit Insurance Fund, and a bank meets all applicable capital requirements. Accordingly, additional operating authority provided to the Bank by the Pennsylvania Banking Code may be significantly restricted by the FDIA.
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
FRB policy provides that a BHC should not pay dividends unless (1) the BHC’s net income over the last four quarters (net of dividends paid) is sufficient to fully fund the dividends, (2) the prospective rate of earnings retention appears consistent with the capital needs, asset quality, and overall financial condition of the BHC and its subsidiaries, and (3) the BHC will continue to meet minimum required capital adequacy ratios. Accordingly, a BHC should not pay cash dividends that can only be funded in ways that weaken the BHC’s financial health, such as by borrowing. The policy also provides that a BHC should inform the FRB reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the BHC’s capital structure. BHCs also are expected to consult with the FRB before increasing dividends or redeeming or repurchasing capital instruments. Additionally, the FRB could prohibit or limit the payment of dividends by a BHC if it determines that payment of the dividend would constitute an unsafe or unsound practice.
Transactions between a Bank and its Affiliates
Federal banking laws and regulations impose qualitative standards and quantitative limitations upon certain transactions between a bank and its affiliates, including between a bank and its holding company and companies that the BHC may be deemed to control for these purposes. Transactions covered by these provisions must be on arm’s-length terms and cannot exceed certain amounts which are determined with reference to that bank’s regulatory capital. Moreover, if the transaction is a loan or other extension of credit, it must be secured by collateral in an amount and quality expressly prescribed by statute, and if the affiliate is unable to pledge sufficient collateral, the BHC may be required to provide it. The Dodd-Frank Act expanded the coverage and scope of these restrictions and requirements, including by applying them to the credit exposure arising under derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. Federal banking laws also place similar restrictions on loans and other extensions of credit by FDIC-insured banks, such as the Bank, and their subsidiaries to their directors, executive officers, and principal shareholders.
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
The Bank is subject to certain risk-based capital and leverage ratio requirements under the U.S. Basel III capital rules adopted by the FRB. These rules implement the Basel III international regulatory capital standards in the U.S., as well as certain provisions of the Dodd-Frank Act. These quantitative calculations are minimums, and the FRB may determine that a banking organization, based on its size, complexity, or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. The FRB asset-sized reporting threshold for a BHC is $3.0 billion and a company with consolidated assets under that limit is generally not subject to the FRB consolidated capital rules. A company with consolidated assets under the limit may continue to file reports that include capital amounts and ratios. Orrstown has elected to continue to file those reports.
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
At December 31, 2022, the Parent Company's and the Bank’s regulatory capital ratios were above applicable well-capitalized standards and met the Capital Conservation Buffer requirement.
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
In October 2016, the federal bank regulatory agencies issued an Advanced Notice of Proposed Rulemaking regarding enhanced cyber risk management standards, which would apply to a wide range of large financial institutions and their third-party service providers. The proposed rules would expand existing cybersecurity regulations and guidance to focus on cyber risk management and governance, management of internal and external dependencies, and incident response, cyber resilience, and situational awareness. In addition, the proposal contemplated more stringent standards for institutions with systems that are critical to the financial sector. These enhanced standards would apply only to depository institutions and depository institution holding companies with total consolidated assets of $50 billion or more. The federal banking agencies have not yet taken further action on such proposed standards.
The United States federal bank regulatory agencies adopted a rule regarding notification requirements for banking organizations related to significant computer security incidents. Effective April 1, 2022, a bank holding company and a state member bank are required to notify the Federal Reserve within 36 hours of incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its client base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. The Company's Computer Security Incident Response Plan includes procedures for timely and accurate notifications to regulators, law enforcement, and insurance companies. These procedures are tested comprehensively at least annually.
Community Reinvestment Act
The CRA is intended to encourage banks to help meet the credit needs of their service areas, including low- and moderate-income neighborhoods, consistent with safe and sound business practices. The relevant federal bank regulatory agency, the FRB in the Bank’s case, examines each bank and assigns it a public CRA rating. A bank’s record of fair lending compliance is part of the resulting CRA examination report. The CRA requires the relevant federal bank regulatory agency to consider a bank’s CRA assessment when considering that bank’s application to conduct certain mergers or acquisitions or to open or relocate a branch office. The FRB also must consider the CRA record of each subsidiary bank of a BHC in connection with any acquisition or merger application filed by the BHC. An unsatisfactory CRA record could substantially delay or result in the denial of an approval or application by the Parent Company or the Bank. The Bank received a CRA rating of “Satisfactory” in its most recent examination. Leaders of the federal banking agencies have indicated their support for modernizing the CRA regulatory framework to address changing delivery systems and consumer preferences. In May 2022, the United States federal bank regulatory agencies issued a joint proposal that would, among other things, expand access to credit, investment, and basic banking services in low- and moderate-income communities, adapt to changes in the banking industry, including the expanded role of mobile and online banking, and provide greater clarity, consistency, and transparency. Following the comment period, it is expected that a final ruling will be issued by the Agencies during 2023.

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
The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the BSA, was enacted in January 2021. The AMLA codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the Treasury to promulgate priorities for anti-money laundering and countering the financing of terrorism policy; requires the development of standards by the Treasury for testing technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including a significant expansion in the available sanctions for certain BSA violations; and expands BSA whistleblower incentives and protections. Many of the statutory provisions in the AMLA will require additional rulemaking, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance. Of these statutory provisions, the final rule for the Corporate Transparency Act (the "CTA") will become effective January 1, 2024. The CTA authorizes FinCEN to collect uniform beneficial ownership information for certain types of corporations, limited liability companies or other similar entities and disclose the information to authorized Federal agencies engaged in national security, intelligence, or law enforcement activities; state, local, and Tribal law enforcement agencies with court authorization; financial institutions with client due diligence requirements and regulators supervising them for compliance with such requirements; foreign law enforcement agencies, prosecutors, judges, and other agencies that meet specific criteria; and Treasury officers and employees under certain circumstances in an attempt to help prevent criminal and terrorist activity.
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
Transaction Account Reserves
FRB regulations require depository institutions to maintain cash reserves against specified deposit liabilities. The dollar amount of a depository institution's reserve requirement is determined by applying the reserve ratios specified in Regulation D to an institution's transaction accounts (primarily NOW and regular checking accounts). The FRB issued a final rule, effective December 22, 2020, lowering the reserve requirement on transaction accounts to 0%. Effective January 1, 2023, the FRB will establish the new reserve requirement exemption amount and low reserve tranche for 2023, but will not elevate the current reserve percentage from zero for depository institutions.

Consumer Protection Regulation and Supervision
The Bank is subject to the regulations promulgated by the CFPB, as administered by the FRB, with respect to federal consumer protection laws. The Bank is also subject to certain state consumer protection laws and, under the Dodd-Frank Act, state attorneys general and other state officials are empowered to enforce certain federal consumer protection laws and regulations. State authorities have increased their focus on and enforcement of consumer protection rules. These federal and state consumer protection laws apply to a broad range of the Bank's activities and to various aspects of its business and include laws relating to interest rates, fair lending, disclosures of credit terms and estimated transaction costs to consumer borrowers, debt collection practices, the use and provision of information to consumer reporting agencies, and the prohibition of unfair, deceptive, or abusive acts or practices in connection with the offer, sale, or provision of consumer financial products and services.
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

ITEM 1A – RISK FACTORS
An investment in our common stock is subject to risks inherent in our business. The material risks and uncertainties that management believes affect us are described below. This report is qualified in its entirety by these risk factors.
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
If any of the following risks actually materialize, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the market price of our common stock could decline significantly, and you could lose all or part of your investment.
Risks Related to Credit
If our allowance for loan losses is not sufficient to cover actual losses, our earnings would decrease.
The allowance for loan losses is recorded as a reduction to loans and leases on the consolidated balance sheet, and the reserve for unfunded lending commitments is included in other liabilities on the consolidated balance sheet. While the Company believes that its allowance for loan losses as of December 31, 2022 was sufficient to cover incurred losses in the loan and lease portfolio on that date, the Company may need to increase its provision for credit losses in future periods due to changes in the risk characteristics of the loan and lease portfolio, thereby negatively impacting its results of operations.
We periodically make a determination of an allowance for loan losses based on available information, including, but not limited to, the quality of the loan and lease portfolio as indicated by trends in loan risk ratings, payment performance, economic conditions, the value of the underlying collateral and the level of non-accruing and criticized loans and leases. Management relies on its loan officers and credit quality reviews, its experience and its evaluation of economic conditions, among other factors, in determining the amount of provision required for the allowance for loan losses. Provisions to this allowance result in an expense for the period. If, as a result of general economic conditions, previously incorrect assumptions in the qualitative factors, or an increase in defaulted loans or leases, we determine that additional increases in the allowance for loan losses are necessary, additional expenses may be incurred.
Determining the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and trends, all of which may undergo material changes. We cannot be sure that we will be able to identify deteriorating credits before they become nonperforming assets or that we will be able to limit losses on those loans and leases that are identified. We have in the past been, and in the future may be, required to increase our allowance for loan losses for any of several reasons. State and federal regulators, in reviewing our loan and lease portfolio as part of a regulatory examination, may request that we increase the allowance for loan losses. Changes in economic conditions or individual business or personal circumstances affecting borrowers, new information regarding existing loans and leases, identification of additional problem loans and leases and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Any increases in the allowance for loan losses may result in a decrease in our net income and, possibly, our capital, and could have an adverse effect on our financial condition and results of operations.
As a result of the adoption of ASU 2016-13 effective January 1, 2023, the Company updated its critical accounting policy to the allowance for credit losses. The updates in this standard replace the incurred loss impairment methodology GAAP with the current expected credit losses ("CECL") methodology. The CECL methodology incorporates current condition, and "reasonable and supportable" forecasts, as well as prepayments, to estimate loan losses over the life of the loan. The Company expects to recognize a one-time cumulative-effect adjustment to the allowance for credit losses as of the date of adoption. The determination of the one-time cumulative-effect adjustment, and the determination of the allowance for credit losses in future periods, under the CECL model depend significantly upon the Company's assumptions and judgments with respect to a variety of factors. As under the existing incurred loss model, if the Company's assumptions and judgments regarding such matters prove to be inaccurate, its allowance for credit losses might not be sufficient, and additional provisions for credit losses might need to be made. Depending on the amount of such provisions for credit losses, the adverse impact on the Company's earnings could be material. For a more complete description of the potential impact ASU 2016-13 may have on our financial statements and allowance for credit losses, please refer to Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data" appearing elsewhere in this Form 10-K.
Commercial real estate lending may expose us to a greater risk of loss and impact our earnings and profitability.
Our business strategy includes making loans secured by commercial real estate. These types of loans generally have higher risk-adjusted returns and shorter maturities than other loans. Loans secured by commercial real estate properties are generally for larger amounts and may involve a greater degree of risk than other loans. Payments on loans secured by these properties are often dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans is subject to conditions in the real estate market or the local economy. In challenging economic conditions, these loans represent higher risk and could result in internal risk rating downgrades and an increase in our total net charge-offs, requiring us to increase our allowance for loan losses, which could have a material adverse effect on our financial condition or results of operations. While we seek to minimize these risks in a variety of ways, there can be no assurance that these measures will protect against credit-related losses.
Our loan portfolio has a significant concentration in commercial real estate loans.
Our loan portfolio is made up largely of commercial real estate loans. The federal banking agencies have promulgated guidance governing banks with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development and other land represent 100% or more of total risk-based capital or (ii) total commercial real estate loans represent 300% or more of total risk-based capital and that bank’s commercial real estate loan portfolio has increased 50% or more during the prior thirty-six months. Owner-occupied commercial real estate loans are excluded from this second category. If a bank is deemed to have a concentration in commercial real estate loans, it will be required to employ heightened risk management practices that address board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing and maintenance of increased capital levels as needed to support the level of commercial real estate lending. At December 31, 2022, the Bank’s construction, land development and other land balances were 64% of total risk-based capital, commercial real estate loans were 319% of total risk-based capital and the Bank’s commercial real estate loan portfolio increased by 78% during the prior thirty-six months. The Bank believes it has taken the appropriate steps to implement appropriate risk management practices, which are subject to regulatory examination, including enhanced market analysis, stress testing and sensitivity analysis. If our regulators conclude that we have not implemented appropriate risk management practices, it could adversely affect our business, and could result in the requirement to maintain increased capital levels or restrict our ability to originate new loans secured by commercial real estate. We can provide no assurance that capital would be available, or available on terms favorable to the Company, at that time.
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
As a participating lender in the SBA PPP, we are subject to risks that the SBA may not fund some or all PPP loan guaranties and to additional risks of litigation from our clients or other parties regarding our processing of loans for the PPP.
The Company had $14.1 million in gross outstanding balance of SBA PPP loans at December 31, 2022. We also have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which a loan was originated, funded, or serviced by us. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.
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
Our operations are subject to risks and uncertainties surrounding our exposure to changes in the interest rate environment. Operating income, net income and liquidity depend to a great extent on our net interest margin. Interest rates are highly sensitive to many factors beyond our control, including competition, general economic conditions, geopolitical tensions and monetary and fiscal policies of various governmental and regulatory authorities, including the FRB. Conditions such as inflation, deflation, recession, unemployment and other factors beyond our control may also affect interest rates. The nature and timing of any changes in interest rates or general economic conditions and their effect on us cannot be controlled and are difficult to predict. If the rate of interest we pay on our interest-bearing liabilities increases more than the rate of interest we receive on our interest-earning assets, our net interest income, and therefore our earnings and liquidity, could contract and be materially adversely affected. Our earnings and liquidity could also be materially adversely affected if the rates on interest-earning assets fall more quickly than those on our interest-bearing liabilities.
Changes in interest rates also can affect our ability to originate loans, our ability to obtain and retain deposits, and the value of interest-earning assets, and the ability to realize gains from the sale of such assets, which could all negatively impact shareholder's equity and regulatory capital. Since December 31, 2021, the FRB has raised the federal funds rate by 450 basis points and has indicated that additional interest rate increases are possible in 2023. Additional increases in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures and charge-offs, but could also necessitate further increases to our allowance for credit losses and reduce net income. A decrease in interest rates may trigger loan prepayments, which may serve to reduce net interest income if we are unable to lend these funds to other borrowers or invest the funds at the same or higher interest rates. In addition, based on our interest rate sensitivity analyses, an increase in the general level of interest rates will negatively affect the market value of the investment portfolio because of the relatively higher duration of certain securities included in the investment portfolio.
Our subordinated notes, issued in December 2018, have a 6.0% fixed interest rate through December 2023, after which the interest rate will convert to a variable rate, equivalent to the LIBOR fallback rate, or any replacement reference rate, plus 3.16% through maturity in December 2028. An increase in the interest rate on our subordinated debt could have a material adverse effect on our liquidity and results of operations.
Our securities portfolio performance in difficult market conditions could have adverse effects on our results of operations.
Unrealized losses on investment securities result from changes in market interest rates, credit spreads and liquidity in the marketplace, along with changes in the credit profile of individual securities issuers. Under GAAP, we are required to review our investment portfolio periodically for the presence of impairment of our securities, taking into consideration current and future market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts' evaluations, our ability and intent to hold investments until a recovery of fair value, as well as other factors. Adverse developments with respect to one or more of the foregoing factors may require us to deem particular securities to be impaired, with the credit-related portion of the reduction in the value recognized as a charge to our earnings through a valuation allowance. Subsequent valuations, in light of factors prevailing at that time, may result in significant changes in the values of these securities in future periods. Any of these factors could require us to recognize further impairments in the value of our securities portfolio, which may have an adverse effect on our regulatory capital, financial condition or results of operations in future periods. During 2022, the Company experienced a decline in the value of its AFS investment securities, as a result of the rising interest rate environment, which resulted in $55.2 million in unrealized losses reflected in AOCI and reduced total shareholders' equity. Additional increases in interest rates and credit spread changes could result in additional unrealized losses on AFS investment securities. The Company has determined that its unrealized losses on investment securities as of December 31, 2022 did not meet the definition of OTTI. The Company does not intend to sell any of its investment securities nor will be required to sell them before recovery of their amortized cost.
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
Uncertainty about the transition from LIBOR to other benchmark interest rate indexes may adversely affect our business.
LIBOR is used extensively in the United States as a benchmark for various consumer, commercial and financial contracts, including funding sources, adjustable-rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks, which will stop reporting such information after June 30, 2023. Other benchmarks may perform differently than LIBOR or may have other consequences that cannot currently be anticipated. On March 15, 2022, Congress passed the Adjustable Interest Rate (LIBOR) Act to establish a replacement reference rate for contracts that (i) reference LIBOR, (ii) will not mature prior to June 30, 2023 or (iii) may lack fallback provisions for providing a clear replacement for LIBOR. On December 16, 2022, the Federal Reserve adopted the final rule which implemented the legislation that replaces references to LIBOR with Board-selected benchmark replacements based on SOFR. The Company has implemented alternative references rates in our financial instruments to replace LIBOR, including Term SOFR. The uncertainty regarding the transition from LIBOR to another benchmark rate or rates, such as the SOFR, could have adverse impacts on our funding costs or net interest margins, as well as any floating-rate obligations, loans, deposits, derivatives, and other financial instruments that currently use LIBOR as a benchmark rate and, ultimately, adversely affect our financial condition and results of operations.
Risks Related to Competition and to Our Business Strategy
Difficult economic and market conditions can adversely affect the financial services industry and may materially and adversely affect the Company.
Our operations are sensitive to general business and economic conditions in the U.S. If the growth of the U.S. economy slows, or if the economy worsens or enters a recession, our growth and profitability could be constrained. In addition, economic conditions in foreign countries can affect the stability of global financial markets, which could impact the U.S. economy and financial markets. Weak economic conditions, which could directly impact our operations, are characterized by inflation, fluctuations in debt and equity capital markets, including a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased loan delinquencies, real estate price declines and lower home sales and commercial activity, and increased problem assets and foreclosures. All of these factors are detrimental to our business. In addition, our business is significantly affected by monetary and related policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies could have a material adverse effect on our business, financial position, results of operations and cash flows.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Similarly, on March 12, 2023, Signature Bank was placed into receivership. A statement by the U.S. Department of the Treasury (the “Treasury”), the FRB and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts.
Increases in bond interest rates have led to a significant decline in the fair value of investment securities. Although the Treasury, FDIC and FRB have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government-backed agency securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the Treasury, FDIC and FRB will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.
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
Inflationary pressures and rising prices may affect our results of operations and financial condition.
Inflation rose sharply at the end of 2021 and throughout 2022. Inflationary pressures are currently expected to remain elevated throughout 2023. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our clients to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to increase, which could adversely affect our results of operations and financial condition.

We face significant competition in the financial services industry.
We face significant competition in originating loans, attracting deposits and providing other financial services from financial and non-financial services firms, including traditional banks and credit unions, online banks, mortgage banking companies, wealth management companies, financial technology companies and others. Some of our competitors enjoy advantages, including greater financial resources and higher lending limits, more expansive marketing campaigns, better brand recognition, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. Emerging technologies have the potential to intensify competition and accelerate disruption in the financial services industry. In recent years, non-financial services firms, such as financial technology companies, have been offering services traditionally provided by financial institutions. These firms use technology and mobile platforms to enhance the ability of companies and individuals to borrow money, save and invest. Our ability to compete successfully depends on a number of factors, including our ability to develop and execute strategic plans and initiatives; to develop competitive products and technologies; and to attract, retain and develop a highly skilled employee workforce. If we are not able to compete successfully, we could be placed at a competitive disadvantage, which could result in the loss of clients and market share, and our business, results of operations and financial condition could suffer.
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
Development of new products and services may impose additional costs on us and may expose us to increased operational risk.
The introduction of new products and services can involve significant time and resources, including to obtain regulatory approvals. Substantial risks and uncertainties are associated with the introduction of new products and services, including technical and control requirements that may need to be developed and implemented, rapid technological change in the industry, our ability to access technical and other information from its clients, the significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices and the preparation of marketing, sales and other materials that fully and accurately describe the product or service and its underlying risks. Our failure to manage these risks and uncertainties would also expose us to enhanced risk of operational lapses which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to our clients. Products and services relying on internet and mobile technologies may expose us to fraud and cybersecurity risks. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business and reputation, as well as on our consolidated results of operations and financial condition.
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
We face continuing and growing security risks to our information base, including the information we maintain relating to our clients.
In the ordinary course of business, we rely on electronic communications and information systems to conduct our business and to store sensitive data, including financial information regarding clients. Our electronic communications and information systems infrastructure, as well as the systems infrastructures of the vendors we use to meet our data processing and communication needs, could be susceptible to cyber-attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Denial of service attacks have been launched against a number of large financial services institutions. Hacking and identity theft risks, in particular, could cause serious reputational harm. Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks. Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. No matter how well designed or implemented our controls are, we will not be able to anticipate all security breaches of these types, and we may not be able to implement effective preventive measures against such security breaches in a timely manner. A failure or circumvention of our security systems could have a material adverse effect on our business operations and financial condition.
We regularly assess and test our security systems and disaster preparedness, including back-up systems, but the risks are substantially escalating. As a result, cyber-security and the continued enhancement of our controls and processes to protect our systems, data and networks from attacks, unauthorized access or significant damage remain a priority. Accordingly, we may be required to expend additional resources to enhance our protective measures or to investigate and remediate any information security vulnerabilities or exposures. Any breach of our system security could result in disruption of our operations, unauthorized access to confidential client information, significant regulatory costs, litigation exposure and other possible damages, loss or liability. Such costs or losses could exceed the amount of available insurance coverage, if any, and would adversely affect our earnings. Also, any failure to prevent a security breach, or to quickly and effectively deal with such a breach, could negatively impact client confidence, damaging our reputation and undermining our ability to attract and keep clients.
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
Current and anticipated effects of climate change could negatively impact the Company and its clients. Weather-related events, such as severe storms, hurricanes, flooding and droughts, can present risks to the Company and its clients, including property damage, change in the value of properties securing our loans, changes in client behavior and preferences, and disruption of business operations, all which can increase credit risk and result in loss of revenue and additional expenses. These concerns over the impacts of climate change have gained political and social attention resulting in many legislative and regulatory initiatives to lessen the effects of climate change, which also may result in heightened supervisory expectations on banks’ risk management practices. Ongoing legislative and regulatory uncertainties and expanded requirements for climate risk management practices may result in increases to compliance and operating costs, which could have a negative impact on our financial condition and results of operations.

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

Risks Related to Regulatory Compliance and Legal Matters
We operate in a highly regulated industry, and laws and regulations, or changes in them, could limit or restrict our activities and could have a material adverse effect on our operations.
We and our subsidiaries are subject to extensive state and federal regulation and supervision. Federal and state laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. The FRB and the state banking regulators have the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the FRB possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we and our subsidiaries may conduct business and obtain financing.
The laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. Such changes could, among other things, subject us to additional costs, including costs of compliance; limit the types of financial services and products we may offer; and/or increase the ability of non-banks to offer competing financial services and products. Failure to comply with laws, regulations, policies, or supervisory guidance could result in enforcement and other legal actions by federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, and results of operations. See the "Supervision and Regulation" section of Item 1, "Business."
Altering our overdraft fee practices could materially adversely affect the Company’s fee income and results of operations.
Overdraft fee practices of banks have recently come under increased regulatory scrutiny and been the subject of litigation. This increased scrutiny and litigation have prompted many larger banks to reform their overdraft fee practices or cease charging overdraft fees altogether. Reforming, reducing or eliminating overdraft fees could materially adversely affect our fee income and results of operations. Pending or future legal proceedings, regarding our overdraft fee practices, against us may result in judgments, settlements, fines, penalties, defense costs, or other results adverse to us, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm to us.
Increases in FDIC insurance premiums may have a material adverse effect on our results of operations.
We are generally unable to control the amount of premiums that are required to be paid for FDIC insurance. In October of 2022, the FDIC finalized a rule to increase the assessment rate by two basis points beginning in the first quarter of 2023. The increase in the assessment rate for banks is intended to increase the Deposit Insurance Fund reserve ratio to 1.35%. On March 10, 2023, the FDIC was appointed receiver of SVB, and on March 12, 2023, the FDIC was appointed receiver of Signature Bank, in each case due primarily to liquidity concerns at those institutions. Promptly following such bank failures, the federal banking regulators announced that the FDIC will use funds from the Deposit Insurance Fund to ensure that all depositors of SVB and Signature Bank are made whole, at no cost to taxpayers. We anticipate that the FDIC will impose special assessments on all banks in order to replenish the Deposit Insurance Fund. As a result of these or bank or financial institution failures, the Company may be required to pay significantly higher premiums than the levels currently imposed, as well as additional special assessments or taxes, which could adversely affect earnings. Any future increases or required prepayments in FDIC insurance premiums may materially adversely affect our results of operations.
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
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the fair value of certain financial instruments, particularly securities, and goodwill and purchase accounting. While we have identified those accounting policies that we consider critical and have procedures in place to facilitate the associated judgments, different assumptions in the application of these policies could have a material adverse effect on our financial condition and results of operations.
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
We are subject to stringent capital requirements which may adversely impact return on equity, require additional capital raises, or limit the ability to pay dividends or repurchase shares.
Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define “capital” for calculating these ratios. The minimum capital requirements are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The regulations also establish a “capital conservation buffer” of 2.5%, which if complied with will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The application of these capital requirements could, among other things, require us to maintain higher capital, resulting in lower returns on equity, and we may be required to obtain additional capital or be subject to adverse regulatory actions, including limitations on our ability to pay dividends or repurchase shares, if we are unable to comply with such requirements.
The FRB may require us to commit capital resources to support the Bank.
Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the FRB may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may require the holding company to borrow the funds or raise capital on terms considered unfavorable to shareholders. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by us to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.
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
We face significant legal risks, both from regulatory investigations and proceedings and from private actions brought against us.
As a participant in the financial services industry, many aspects of our business involve substantial risk of legal liability. From time to time we are named as a defendant or are otherwise involved in various legal proceedings, including regulatory enforcement actions, class actions and other litigation or disputes with third parties. Litigation pending against us is described in Note 22, Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statement and Supplementary Data," of this Annual Report on Form 10-K. There is no assurance that regulatory enforcement actions or litigation with private parties will not increase in the future. Pending or future legal proceedings against us may result in judgments, settlements, fines, penalties, indemnification costs, defense costs, or other results adverse to us, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm to us.
Risks Related to Liquidity
We are subject to liquidity risk, which could negatively affect our funding levels.
Market conditions or other events could negatively affect our access to or the cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, or fund asset growth and new business initiatives at a reasonable cost, in a timely manner and without adverse consequences. Although we maintain a liquid asset portfolio and have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned, as well as unanticipated, changes in assets, liabilities, and off-balance sheet commitments under various economic conditions, a substantial, unexpected, or prolonged change in the level or cost of liquidity could have a material adverse effect on us. If the cost effectiveness or the availability of supply in these credit markets is reduced for a prolonged period of time, our funding needs may require us to access funding and manage liquidity by other means. These alternatives may include generating client deposits, securitizing or selling loans, extending the maturity of wholesale borrowings, borrowing under certain secured borrowing arrangements, using relationships developed with a variety of fixed income investors, and further managing loan growth and investment opportunities. These alternative means of funding may result in an increase to the overall cost of funds and may not be available under stressed conditions, which would cause us to liquidate a portion of our liquid asset portfolio to meet any funding needs. In the event additional liquidity is needed, we have access to liquidity from the FHLB, the FRB discount window and other sources. At December 31, 2022, we have combined borrowing capacity from the FHLB and FRB of over $1.0 billion. Accessing these sources of liquidity would impose additional borrowing costs on the Company.
Loss of deposits or a change in deposit mix could increase our cost of funding.
Deposits are a stable source of funding for which costs are typically lower than other financing options. We compete with banks and other financial institutions for deposits, as well as institutions offering uninsured investment alternatives, including money market funds and Treasury Bill alternatives. Our competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to retain existing deposits or obtain new deposits. Recent bank failures could negatively impact depositor confidence in us or the banking industry and cause our deposits to decline. Funding costs may increase if we lose deposits and are forced to replace them with more expensive sources of funding, if clients shift their deposits into higher cost products or if we need to raise interest rates to avoid losing deposits. Higher funding costs reduce our net interest margin, net interest income and net income. Increased deposit competition could materially adversely affect our ability to fund lending operations. As a result, we may need to seek other sources of funds that could increase our cost of funds.
Wholesale funding sources may prove insufficient to replace deposits at maturity and support our operations and future growth.
The Company must maintain sufficient funds to respond to the needs of depositors and borrowers. To manage liquidity, we draw upon a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These sources may include Federal Home Loan Bank advances, proceeds from the sale of investments and loans, and liquidity resources at the holding company. Our ability to manage liquidity will be severely constrained if we are unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable costs. In addition, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, operating margins and profitability would be adversely affected. Turbulence in the capital and credit markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and clients to do business with us.

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
Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have historically led to market-wide liquidity problems, losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions. While we did not have any direct exposure to SVB or Signature Bank as of March 14, 2023, the failures of those institutions led to extreme volatility in the prices of securities issued by financial institutions. Bank failures could negatively impact depositor and investor confidence in us, which could negatively impact our stock price or liquidity. We could experience increases in deposits and assets as a result of other banks’ difficulties or failure, which would increase the capital we are required to maintain to support such growth.
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
The market price of the Company’s common stock has been subject to fluctuations in response to numerous factors, many of which are beyond our control. These factors include actual or anticipated variations in our operational results and cash flows, changes in financial estimates by securities analysts, trading volume, large purchases or sales of our common stock, market conditions within the banking industry, the general state of the securities markets and the market for stocks of financial institutions, as well as general economic conditions. The impact of the recent failures of SVB and Signature Bank on the price of securities issued by financial institutions, generally, is one example of a situation in which factors outside of our control can negatively impact the market price of our securities. In addition, if the Company’s common stock ceases to be included in the Russell 2000 index, which is reconstituted in June of each year, this could result in decreased liquidity in, and demand for, our common stock, which could cause the market price of our common stock to decline.

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
Competition for the best people in most activities engaged in by us can be intense, and we may not be able to attract and hire sufficiently skilled people to fill open and newly created positions or to retain current or future employees. This competition for talented, skilled and diverse employees has been intensified by the increase in remote and flexible work arrangements, wage pressures and opportunities in the labor market. An inability to attract and retain individuals with the necessary skills to fill open positions, or the unexpected loss of services of one or more of our key personnel, could have a material adverse impact on our business due to the loss of their skills, knowledge of our markets, years of industry experience or the difficulty of promptly finding qualified replacement personnel.
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
Reputational risk, or the risk to the Company's earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from the actual or perceived manner in which we conduct our business activities, including banking operations and trust and investment operations, our management of actual or potential conflicts of interest and ethical issues, and our protection of confidential client information. Negative public opinion can also result from events occurring in the banking industry, such as bank failures, which are outside of the Company's control. Negative public opinion can adversely affect the Company's ability to keep and attract clients and can expose the Company to litigation and regulatory action. Although we take steps to minimize reputation risk in the way we conduct our business activities and deal with our clients, communities and vendors, these steps may not be effective. The proliferation of social media websites utilized by us and other third parties, as well as the personal use of social media by our employees and others, including personal blogs and social network profiles, also may increase the risk that negative, inappropriate or unauthorized information may be posted or released publicly that could harm our reputation or have other negative consequences, including as a result of our employees interacting with our clients in an unauthorized manner in various social media outlets. Any damage to our reputation could affect our ability to retain and develop the business relationships necessary to conduct business, which in turn could negatively impact our financial condition, results of operations, and the market price of our common stock.
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
During the third quarter of 2022, the Company announced that five Pennsylvania branches would be closing and staffing model adjustments would be made to drive long-term growth and improve operating efficiencies in 2023 and forward. As a result of these initiatives, the Company recorded a pre-tax restructuring charge of $3.2 million, which included building and fixed asset write-downs of $1.9 million. On December 23, 2022, the Bank announced that it had entered into a Purchase and Assumption Agreement providing for the sale of its Path Valley branch, one of the five branches scheduled to be closed, and the associated deposit liabilities. The transaction is expected to close in the second quarter of 2023. In the first quarter of 2021, the Company consolidated an additional six branch locations, discontinued three loan production offices, and reduced its back-office real estate, which reduced approximately 27,000 square feet. In January 2020, Orrstown consolidated five Pennsylvania branches in Franklin and Perry Counties that averaged less than $20.0 million in deposits per location into other, larger Bank branches and sold an operation's center facility in the second quarter of 2020. These efforts improved the profitability of the remaining branch locations and eliminated close to 50,000 square feet of excess back-office space.

ITEM 3 – LEGAL PROCEEDINGS
Information regarding legal proceedings is included in Note 22, Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statement and Supplementary Data."

ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Capital Market under the symbol “ORRF.” At the close of business on March 9, 2023, there were 2,852 shareholders of record.
The Board declared cash dividends of $0.76 and $0.74 per common share in 2022 and 2021, respectively. Although the Company cannot guarantee the amount of future dividend payments, the Board understands the importance of the dividend to our shareholders and is committed to paying regular cash dividends; however, there can be no assurance as to future dividends because they are dependent on our future earnings, capital requirements and financial condition. Restrictions on the payment of dividends are discussed in Note 16, Shareholders' Equity and Regulatory Capital, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data." On January 24, 2023, the Board declared a cash dividend of $0.20 per common share, which was paid on February 14, 2023, to shareholders of record as of February 7, 2023.
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding the Company's equity compensation plans is included in Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2022 to October 31, 2022	4,785	$24.26	4,785	159,059
November 1, 2022 to November 30, 2022	—	—	—	159,059
December 1, 2022 to December 31, 2022	—	—	—	159,059
Total	4,785	$24.26	4,785
In September 2015, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company could repurchase up to 416,000 shares of the Company's outstanding shares of common stock in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. On April 19, 2021, the Board of Directors authorized the additional future repurchase of up to 562,000 shares of its outstanding common stock for a total of 978,000 shares. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. For the three months and year ended December 31, 2022, the Company repurchased 4,785 and 584,771 shares of its common stock at an average price of $24.26 per share and $24.25, respectively. At December 31, 2022, 818,941 shares had been repurchased under the program at a total cost of $18.7 million, or $22.78 per share. Common stock available for future repurchase totals approximately 159,059 shares, or 1% of the Company's outstanding common stock at December 31, 2022.

PERFORMANCE GRAPH
The performance graph below compares the cumulative total shareholder return on our common stock with other indexes: the S&P U.S. SmallCap Banks index of banks with assets between $1.0 billion and $5.0 billion, the S&P 500 Index, and the NASDAQ Composite index. The graph assumes an investment of $100 on December 31, 2017 and reinvestment of dividends on the date of payment without commissions. Shareholder returns on our common stock are based on trades on the NASDAQ Stock Market. The performance graph represents past performance and should not be considered to be an indication of future performance.

	Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Orrstown Financial Services, Inc.	100.00	73.66	94.18	71.97	113.34	107.39
S&P U.S. SmallCap Bank Index	100.00	83.44	104.69	95.08	132.36	116.69
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
NASDAQ Composite Index	100.00	97.16	132.81	192.47	235.15	158.65
Source: S&P Global Market Intelligence © 2023
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
Overview
The Company, headquartered in Shippensburg, Pennsylvania, is a one-bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiary, the Bank. At December 31, 2022, the Company had total assets of $2.9 billion, total liabilities of $2.7 billion and total shareholders' equity of $228.9 million as reported in the consolidated balance sheets.
The Company's primary source of income is net interest income, which is the difference between interest earned on its interest earning assets, such as loans and investment securities, and interest paid on its interest-bearing liabilities that includes deposits and borrowings. Our results of operations are impacted by economic conditions and market interest rates. Our profitability for the years ended December 31, 2022, 2021 and 2020 was influenced by our continued organic growth and ongoing expansion into targeted markets, the rising interest rates in 2022, and a continued focus on maintaining strong asset quality.
During 2022, the Company agreed to settle a litigation matter, which resulted in a provision for legal settlement ("legal settlement") of $13.0 million, before the tax effect, and the Company announced that five branch locations in Pennsylvania would be closing and staffing model adjustments would be made to drive long-term growth and improve operating efficiencies in 2023 and forward. As a result of these initiatives, the Company recorded a pre-tax restructuring charge of $3.2 million. Both the legal settlement and the restructuring charge were included in non-interest expenses in the consolidated statements of income under Part II, Item 8, "Financial Statements and Supplemental Data."
During the year ended December 31, 2020, the Company recognized charges associated with the consolidation of six branch locations, the discontinuance of three loan production offices, a reduction in back-office real estate and staffing reductions. These actions were initiated due to evolving client preferences for the digital delivery of products and services. The cost reductions resulting from these actions and the consolidation of five branches earlier in 2020, enabled the Company to invest in technology and people to facilitate its continued growth. A charge of $1.6 million was recorded in the year ended December 31, 2020, which included $1.3 million related to branch and loan production office consolidations.

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
Accounting for loan losses — The loan portfolio is the largest asset on the Company's balance sheet. The allowance for loan losses represents the amount that, in management’s judgment, appropriately reflects credit losses inherent in the loan portfolio at the balance sheet date. A provision for loan losses is recorded to adjust the level of the ALL as deemed necessary by management. In estimating losses inherent in the loan portfolio, assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay its obligations. Historical loss trends are also considered, as are economic conditions, industry trends, portfolio trends and borrower-specific financial data. Loans acquired at a discount, that is, in part, attributable to credit quality, are initially recorded at fair value with no carry-over of an acquired entity’s previously established ALL. Cash flows expected at acquisition, in excess of estimated fair value, are recognized as interest income over the remaining lives of the loans. Subsequent decreases in the expected principal cash flows require the Company to evaluate the need for additions to the ALL. Subsequent improvements in expected cash flows result, first, in the recovery of any applicable ALL and, then, in the recognition of additional interest income over the remaining lives of the loans. Changes in the circumstances considered when determining management’s estimates and assumptions could result in changes to those estimates and assumptions and also in adjustment of the ALL, or, in the case of loans acquired at a discount, increases in interest income in future periods. The Company has delayed the implementation of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The implementation deadline of ASU 2016-13 was extended for smaller reporting and other companies until the fiscal year and interim periods beginning after December 15, 2022. The Company will implement ASU 2016-13 effective January 1, 2023. We expect to recognize a one-time cumulative-effect adjustment that results in an increase to the allowance for credit losses as of the date of adoption of the new standard. See Notes 1, Summary of Significant Accounting Policies, and Note 3, Loans and Allowance for Loan Losses, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplemental Data," to the consolidated financial statements for details on our allowance for loan losses estimate.
Accounting for OTTI — The Company determines whether unrealized losses are temporary in nature in accordance with FASB ASC 320-10, Investments - Overall, (“FASB ASC 320-10”) and FASB ASC 325-40, Investments – Beneficial Interests in Securitized Financial Assets, when applicable. The evaluation is based upon factors such as the creditworthiness of the underlying borrowers, performance of the underlying collateral, if applicable, and the level of credit support in the security structure. Management also evaluates other factors and circumstances that may be indicative of an OTTI condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost and near-term prospects of the issuer.
FASB ASC 320-10 requires the Company to assess if an OTTI exists by considering whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If either of these situations applies, the guidance requires the Company to record an OTTI charge to earnings on debt securities for the difference between the amortized cost basis of the security and the fair value of the security. If neither of these situations applies, the Company is required to assess whether it is expected to recover the entire amortized cost basis of the security. If the Company is not expected to recover the entire amortized cost basis of the security, the guidance requires the Company to bifurcate the identified OTTI into a credit loss component and a component representing loss related to other factors. A discount rate is applied which equals the effective yield of the security. The difference between the present value of the expected flows and the amortized book value is considered a credit loss, which would be recorded through earnings as an OTTI charge. When a market price is not readily available, the market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from the open market and other sources as appropriate for the security. The difference between the market value and the present value of cash flows expected to be collected is recognized in AOCI on the unaudited condensed consolidated statements of financial condition. See Note 2, Investment Securities, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplemental Data," to the consolidated financial statements for details on our investment securities and OTTI evaluation.
Accounting for income taxes — The Company is subject to federal and state income taxes in the jurisdictions in which it operates. Due to the complexity of the tax laws, management may make judgments in computing income tax expense, which are subject to varying interpretations by management and the taxing authorities, and could result in changes upon final determination. Income tax expense is based upon income before taxes, adjusted for the effect of certain tax-exempt income, non-deductible expenses and credits. Temporary differences may occur as a result of certain income and expense items being reported in different periods for financial reporting and tax purposes. Deferred taxes are calculated, using the applicable enacted marginal tax rate, based on the differences between the tax basis and carrying value of the asset or liability on the financial statement. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. Under FASB ASC 740, Income Taxes, the Company must apply a more likely than not probability threshold on its tax positions before a financial statement benefit is recognized. A valuation allowance would be recognized if any deferred tax assets were determined to be more likely than not unrecoverable. See Note 7, Income Taxes, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplemental Data," to the consolidated financial statements for details on our income tax expense and deferred tax assets and liabilities.
Readers of the Company's consolidated financial statements should be aware that the estimates and assumptions used may need to be updated in future financial presentations for changes in circumstances, business or economic conditions, in order to fairly represent the condition of the Company at that time.
Economic Climate, Inflation and Interest Rates
Preliminary real GDP for the fourth quarter of 2022 reflected an annualized increase of 2.7%, which declined from the annualized increase of 3.2% during the third quarter of 2022 and 7.0% during the fourth quarter of 2021. The fourth quarter of 2022 reflected increases in private inventory investments, which included manufacturing and utilities, consumer spending, primarily healthcare and personal care services, and federal government spending due to non-defense spending and compensation. The decrease in real GDP from the third quarter of 2022 is due to slowing of nonresidential fixed investment and consumer spending. During the fourth quarter of 2021, restrictions and disruptions were still occurring due to COVID-19 cases; however, there was a strong economic recovery from the pandemic, which the economy experienced increases in multiple industries, including private inventory investment and exports including travel, personal spending within healthcare, recreation and transportation. Residential fixed investment remained down during 2022 from 2021 due to a decrease in new single-family construction and the impact from inflation and supply chain issues.
The personal consumption expenditures ("PCE") price index increased 3.2% in the fourth quarter of 2022, compared to an increase of 4.3% and 7.0% for the final estimates in the third quarter of 2022 and fourth quarter of 2021, respectively. Excluding food and energy prices, the PCE increased 3.2% in the fourth quarter of 2022 compared to 4.7% in the third quarter of 2022 and 5.2% in the fourth quarter.
The national unemployment rate remained unchanged at 3.5% in December 2022 compared to September 2022, but did improve from 3.9% in December 2021. Within the Company's geographic footprint, the unemployment rate has decreased in Pennsylvania by 0.9% from 4.4% at December 2021 to 3.5% at December 2022, and decreased in Maryland by 1.5% from 4.7% at December 2021 to 3.2% in December 2022. These decreases in unemployment rates are consistent with the counties in which the Company operates branches and other corporate offices. There continued to be notable job gains in healthcare, leisure and hospitality and professional services during the second half of 2022. Although there was a strong economic recovery in 2021 from the pandemic, the fluctuations in real GDP during 2022 are indicative of inflation, supply chain challenges, geopolitical tensions and labor shortages.
At December 31, 2022, the 10-year Treasury bond reached 3.88%, an increase of 0.05% from 3.83% at September 30, 2022, and a significant increase from 1.51% at December 31, 2021, as it continued to rise due to inflationary pressures. In an attempt to combat the impact of inflation, the rising consumer price index, supply chain disruptions, the state of the labor market and geopolitical tensions, the Federal Reserve Open Markets Committee ("FOMC") approved increases to the Fed Funds rate totaling 450 basis points since March 2022:
•25 basis points on March 17, 2022;
•50 basis points on May 5, 2022;
•75 basis points on June 16, 2022;
•75 basis points on July 27, 2022;
•75 basis points on September 21, 2022;
•75 basis points on November 2, 2022;
•50 basis points on December 15, 2022; and
•25 basis points on February 2, 2023.
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
As the Company’s balance sheet consists primarily of financial instruments, interest income and interest expense are greatly influenced by the level of interest rates and the slope of the yield curve, as well as the mix of assets and funding. The Company has been able to grow its net interest income by $12.7 million from 2021 to 2022 due to organic commercial loan growth and rising interest rates, despite the decrease of $10.7 million in SBA PPP interest income from the prior year. Competition for quality lending opportunities and deposits remains intense, which, together with an inverted yield curve, will continue to challenge the Company's ability to grow its net interest margin and to manage its overhead expenses.

Results of Operations
Summary
Earnings in 2022 reflected an increase in net interest income primarily from the deployment of cash into higher yielding commercial loans and investment securities and the impact from rising interest rates, partially offset by the increase in costs of funds, increases in provision for loan losses and non-interest expenses, including salaries and employee benefits expense and the impact of the legal settlement and restructuring charge.
The Company recorded net income of $22.0 million, $32.9 million and $26.5 million for 2022, 2021 and 2020, respectively. Diluted earnings per share totaled $2.06, $2.96 and $2.40 for 2022, 2021 and 2020, respectively. Excluding the legal settlement and the restructuring charge, for the year ended December 31, 2022, net income totaled $34.8 million and diluted earnings per share totaled $3.25. See “Supplemental Reporting of Non-GAAP Measures.”
Net interest income totaled $99.6 million, $87.0 million and $83.6 million for 2022, 2021 and 2020, respectively, reflecting the deployment of cash into higher yielding commercial loans and investment securities and the impact of the rising interest rates during 2022. Interest rates increased during 2019, but decreased throughout 2020 and remained low during 2021, contributing to reductions in yields on loans and investment securities and the cost of interest-bearing liabilities during 2021 and 2020. During 2021 and 2020, net interest income benefited from the Company's expanded geographic footprint, organic growth in commercial loans from an expanded sales force as the Company continued to take advantage of market opportunities, and SBA PPP interest income. For 2022, 2021 and 2020, interest income recognized on SBA PPP loans totaled $6.1 million, $16.8 million and $10.9 million, respectively.
Asset quality trends continued to exhibit low levels of charge-offs and non-performing loans, except for one commercial construction loan with an outstanding balance of $15.4 million that the Bank downgraded to substandard and placed into non-accrual status during the fourth quarter of 2022. The provision for loan losses totaled $4.2 million, $1.1 million and $5.3 million in 2022, 2021 and 2020, respectively. During 2022, qualitative factors were unchanged from December 31, 2021, except for a reduction in the National and Local Economic Conditions factor. This factor had been increased previously for economic concerns in the commercial real estate portfolio associated with the COVID-19 pandemic. The additional allocation was removed during 2022 as these concerns had subsided. In 2021, improvement in borrowers' performances and the economic recovery resulted in a reduction in certain qualitative factors, including the COVID-19 qualitative factor. This factor was previously implemented to specifically address the downgrades of loans resulting from granted deferrals or forbearances based upon identified hardships caused by the economic shutdown during the pandemic. The provision for loan losses recorded in 2020 was primarily a result of increased uncertainty related to the COVID-19 pandemic.
Noninterest income totaled $27.0 million, $29.2 million and $28.3 million for 2022, 2021 and 2020, respectively. The decrease of $2.2 million from 2021 to 2022 was primarily due to a decrease in mortgage banking activities of $5.5 million. This was partially offset by increases in swap fee income of $2.3 million and other income, primarily due to realized gains on the investment in a non-housing limited partnership of $1.1 million. The increase from 2020 to 2021 included increases of $1.7 million in wealth management income, $706 thousand in interchange income, $635 thousand in mortgage banking activities, and investment securities gains of $654 thousand due to the sales of $148.4 million of investments securities during 2021. These increases in 2021 were partially offset by gains on the sale of portfolio loans of $2.8 million recorded in 2020. There were no sales of portfolio loans in 2022 and 2021.
Noninterest expenses totaled $95.8 million, $74.1 million and $74.1 million for 2022, 2021 and 2020, respectively. Salaries and employee benefits expense increased $4.0 million from 2021 to 2022 due to incentive compensation and merit-based increases, the filling of several vacancies, and higher healthcare costs. In 2022, the Company incurred additional non-interest expenses due to a legal settlement of $13.0 million and a restructuring charge, which included planned branch closures, of $3.2 million. Salaries and employee benefits expense increased by $652 thousand from 2020 to 2021 due to an increase in incentive compensation, partially offset by a decrease in healthcare costs. In 2020, the Company incurred $1.3 million in restructuring expenses, which included branch and loan production office consolidations. During 2020, the Company recorded a loss of $736 thousand associated with the sale of an operations facility, and recorded a recovery from settlement on a cybersecurity insurance claim of $486 thousand.
Income tax expense totaled $4.6 million, $8.0 million and $6.0 million for 2022, 2021 and 2020, or an effective tax rate of 17.2%, 19.6% and 18.6% respectively. The Company’s effective tax rate is less than the 21% federal statutory rate due to tax-exempt income, including interest earned on tax-exempt loans and investment securities, income from life insurance policies and tax credits. The difference in the effective tax rate in 2022 from prior years was primarily due to a decrease in taxable income resulting from the legal settlement and restructuring charge, an increase in tax-exempt interest income on loans and investment securities due to the rising interest rate environment, and additional tax credits.

Net Interest Income
Net interest income is the primary component of the Company's net income. Interest-earning assets include loans, investment securities and interest-bearing bank balances. Interest-bearing liabilities include primarily deposits and borrowed funds.
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
The FRB influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company's loan portfolio is affected by changes in the prime interest rate. In March 2020, the prime rate was reduced by 150 basis points and ended 2020 at 3.25%. The prime rate remained at that level throughout 2021 until the FOMC increased the fed fund rate by 425 basis points during 2022 as an attempt to combat the impact of inflation, the rising consumer price index, supply chain disruptions, the state of the labor market and geopolitical tensions.
Core deposits are deposits that are stable, lower cost and generally reprice more slowly than other deposits when interest rates change. Core deposits, which exclude certificates of deposit, are typically funds of local clients who also have a borrowing or other relationship with the Bank. The Company is primarily funded by core deposits, with noninterest-bearing demand deposits historically being a significant source of funds. During 2022, this lower-cost funding base had a positive impact on the Bank's net interest income and net interest margin in the rising interest rate environment. However, the competition for deposits increased in the latter part of 2022 with clients utilizing their funds at a higher frequency and additional liquidity needed to meet the credit demands of clients. Therefore, funding costs are expected to continue to increase into 2023 and could result in margin compression.
The following table presents net interest income, net interest spread and net interest margin on a taxable-equivalent basis for 2022, 2021 and 2020. Taxable-equivalent adjustments are the result of increasing income from tax-exempt loans and investment securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 21% federal corporate tax rate for 2022, 2021 and 2020, reflecting our statutory tax rates for those years.

	2022			2021			2020
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold and interest-bearing bank balances	$98,793	$774	0.78%	$258,834	$353	0.14%	$32,519	$115	0.35%
Taxable securities	368,479	10,237	2.78	372,461	6,622	1.78	438,565	10,458	2.38
Tax-exempt securities (1)	141,161	5,209	3.69	89,574	3,157	3.52	55,807	1,982	3.55
Total investment securities	509,640	15,446	3.03	462,035	9,779	2.12	494,372	12,440	2.52
Loans (1)(2)(3)	2,042,422	93,799	4.59	1,985,350	84,453	4.25	1,928,486	87,900	4.56
Total interest-earning assets	2,650,855	110,019	4.15	2,706,219	94,585	3.50	2,455,377	100,455	4.09
Cash and due from banks	28,534			30,231			26,954
Bank premises and equipment	32,673			34,545			36,627
Other assets	155,428			143,479			143,919
Allowance for loan losses	(22,690)			(19,659)			(17,030)
Total assets	$2,844,800			$2,894,815			$2,645,847
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$1,414,177	$4,308	0.30%	$1,392,996	$1,287	0.09%	$1,156,292	$4,755	0.41%
Savings deposits	232,660	341	0.15	202,371	203	0.10	163,133	246	0.15
Time deposits	273,276	1,688	0.62	360,264	2,709	0.75	452,298	7,008	1.55
Total interest-bearing deposits	1,920,113	6,337	0.33	1,955,631	4,199	0.21	1,771,723	12,009	0.68
Securities sold under agreements to repurchase	22,305	44	0.20	22,888	32	0.14	18,064	86	0.48
FHLB advances and other	15,678	630	4.01	40,589	482	1.19	179,457	1,923	1.07
Subordinated notes	31,993	2,013	6.29	31,931	2,009	6.29	31,874	2,006	6.29
Total interest-bearing liabilities	1,990,089	9,024	0.45	2,051,039	6,722	0.33	2,001,118	16,024	0.80
Noninterest-bearing demand deposits	557,142			542,952			381,869
Other liabilities	53,288			38,665			35,960
Total liabilities	2,600,519			2,632,656			2,418,947
Shareholders’ equity	244,281			262,159			226,900
Total liabilities and shareholders' equity	$2,844,800			$2,894,815			$2,645,847
Taxable-equivalent net interest income / net interest spread		100,995	3.70%		87,863	3.17%		84,431	3.29%
Taxable-equivalent net interest margin			3.81%			3.25%			3.44%
Taxable-equivalent adjustment		(1,365)			(889)			(824)
Net interest income		$99,630			$86,974			$83,607
Ratio of average interest-earning assets to average interest-bearing liabilities			133%			132%			123%

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balances include nonaccrual loans.
(3)	Interest income on loans includes prepayment and late fees.

The following table presents changes in net interest income on a taxable-equivalent basis for 2022, 2021 and 2020 by rate and volume components.

	2022 Versus 2021 Increase (Decrease) Due to Change in			2021 Versus 2020 Increase (Decrease) Due to Change in
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest Income
Federal funds sold and interest-bearing bank balances	$(218)	$639	$421	$800	$(562)	$238
Taxable securities	(71)	3,686	3,615	(1,576)	(2,260)	(3,836)
Tax-exempt securities	1,818	234	2,052	1,199	(24)	1,175
Loans	2,428	6,918	9,346	2,592	(6,039)	(3,447)
Total interest income	3,957	11,477	15,434	3,015	(8,885)	(5,870)
Interest Expense
Interest-bearing demand deposits	20	3,001	3,021	973	(4,441)	(3,468)
Savings deposits	30	108	138	59	(102)	(43)
Time deposits	(654)	(367)	(1,021)	(1,426)	(2,873)	(4,299)
Securities sold under agreements to repurchase	(1)	13	12	23	(77)	(54)
FHLB advances and other	(296)	444	148	(1,488)	47	(1,441)
Subordinated notes	4	—	4	4	(1)	3
Total interest expense	(897)	3,199	2,302	(1,855)	(7,447)	(9,302)
Taxable-Equivalent Net Interest Income	$4,854	$8,278	$13,132	$4,870	$(1,438)	$3,432

Note:	The change attributed to volume is calculated by multiplying the average change in average balance by the prior year's average rate. The remainder is attributable to rate.

2022 versus 2021
Net interest income increased by $12.6 million, or 15%, from $87.0 million in 2021 to $99.6 million in 2022. Net interest income for 2022 on a taxable-equivalent basis increased by $13.1 million, or 15%, compared with 2021. The Company’s net interest spread increased by 53 basis points from 3.17% in 2021 to 3.70% in 2022.
Interest income on loans increased by $9.3 million, from $84.2 million in 2021 to $93.5 million in 2022, and interest income on investment securities increased by $5.3 million, from $9.1 million in 2021 to $14.4 million in 2022. Total interest expense increased by $2.3 million from $6.7 million in 2021 to $9.0 million in 2022.
Taxable-equivalent net interest margin increased by 56 basis points to 3.81% in 2022 from 3.25% in 2021.The taxable-equivalent yield on interest-earning assets increased by 65 basis points to 4.15% in 2022 from 3.50% in 2021, which reflects the deployment of cash into higher yielding loans and investment securities, as well as the rising interest rates on the loans and investment securities portfolios, which were partially offset by the increase of 12 basis points in the cost of interest-bearing liabilities from 2021 to 2022. The cost of interest-bearing liabilities increased from 0.33% in 2021 to 0.45% in 2022 reflecting an increase to deposit rates due to the rising rate environment, partially offset by the runoff in higher cost time deposit balances. In 2021, the Company repaid its overnight borrowings, resulting in a decrease in interest expense.
Average loans increased by $57.1 million, and remained at $2.0 billion during 2022 and 2021, due to commercial and home equity loan growth, but was partially offset by the impact of SBA PPP loan forgiveness. Average investment securities increased by $47.6 million from $462.0 million in 2021 to $509.6 million during 2022 due to investment purchases. Average interest-bearing liabilities decreased by $61.0 million from $2.1 billion in 2021 to $2.0 billion during 2022 due primarily to a decrease in average balances in time deposits and overnight borrowings.
The yield on loans increased by 34 basis points to 4.59% in 2022 from 4.25% in 2021. Taxable-equivalent interest income earned on loans increased by $9.3 million, or 11%, year-over-year, primarily due to an increase in the average balances of commercial and home equity loans, excluding SBA PPP loans, and the impact of the rising rate environment. The increase in interest income from loan growth and higher rates was partially offset by a decrease in interest income from SBA PPP loans due to reduced fee income as a lower amount of SBA PPP loans were forgiven during 2022 compared to 2021.

The average balance of commercial loans, excluding SBA PPP loans, increased by $352.1 million from $1.2 billion during 2021 to $1.6 billion during 2022. SBA PPP loans, net of deferred fees and costs, averaged $67.1 million during 2022, a decrease of $299.7 million from an average of $366.8 million in 2021. This decrease was due to the forgiveness of SBA PPP loans since 2021. Average home equity loans increased by $19.1 million from $156.4 million for 2021 to $175.5 million for 2022. Average installment and other consumer loans decreased by $12.9 million from $39.2 million for 2021 to $26.3 million for 2022.
For 2022, interest income on loans included $6.1 million of interest and net deferred fee income associated with the SBA PPP loans compared to $16.8 million for 2021. Accretion of purchase accounting adjustments included in interest income was $1.1 million during 2022 compared to $1.7 million in 2021. The decrease in accretion was partially due to a decline from the prior year in accelerated accretion from acquired loan payoffs or significant payments. During 2022, accelerated accretion was $724 thousand compared to $1.1 million in 2021. Prepayment income on commercial loans increased slightly by $109 thousand to $1.0 million during 2022 from $926 thousand in 2021.
Interest income on investment securities on a tax-equivalent basis increased by $5.6 million to $15.4 million for 2022 from $9.8 million for 2021, with the taxable equivalent yield increasing by 91 basis points from 2.12% for 2021 to 3.03% for 2022. The increase reflects the impact from higher interest rates in 2022 and investment security purchases at higher yields. The purchases of $181.5 million were partially offset by investment security sales totaling $31.3 million and unrealized losses of $55.2 million during 2022.
The average balance of federal funds sold and interest-bearing bank balances decreased by $160.0 million from $258.8 million for 2021 to $98.8 million for 2022, due primarily to the deployment of cash into loans and investment securities. The related interest income increased by $421 thousand to $774 thousand for 2022 from $353 thousand for 2021. This increase was caused by the increase in the interest rate at the FRB as a result of multiple Fed Funds rate increases by the FOMC during 2022.
Interest expense on interest-bearing liabilities increased by $2.3 million year-over-year due to the increase in the cost of interest-bearing liabilities by 12 basis points from 0.33% for 2021 to 0.45% for 2022. This increase is due to deposit rate increases made in 2022, partially offset by the impact of a decrease in the average balance of interest-bearing deposits of $61.0 million that resulted from continued runoff of certificates of deposit and the zero balance in overnight borrowings for the majority of 2022 following repayment of overnight borrowings in the third quarter of 2021.
The average balance of interest-bearing deposits decreased by $35.5 million from $2.0 billion in 2021 to $1.9 billion 2022; however, the cost of funds increased by 12 basis points from 0.21% in 2021 to 0.33% in 2022. Average time deposits decreased $87.0 million, or 24%, in 2022, which decrease in volume reduced interest expense on time deposits by $654 thousand. The cost of time deposits declined by 13 basis points from 0.75% in 2021 to 0.62% in 2022 as higher yielding time deposits matured. Average interest-bearing demand deposits increased by $21.2 million in 2022. Interest expense for interest-bearing demand deposits increased by $3.0 million, with the cost of funds increasing from 0.09% in 2021 to 0.30% in 2022 as a result of deposit rate increases during 2022.
Interest expense on borrowings increased by $164 thousand in 2022 from 2021, despite the decrease of $24.9 million in the average balance of FHLB advances from $40.6 million in 2021 to $15.7 million in 2022. This was due primarily to the increase in interest rates on overnight borrowings during the fourth quarter of 2022.
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
Interest expense on deposits and borrowings decreased by $9.3 million from 2020 to 2021, despite an increase in the average balance of interest-bearing liabilities of $49.9 million, or 2%. The cost of interest-bearing liabilities declined by 47 basis points from 0.80% in 2020 to 0.33% in 2021 due to deposit rate reductions in the first and third quarters of 2021, combined with the continued maturity of higher yielding certificates of deposit and the repayment and maturities of overnight borrowings.
The average balance of interest-bearing deposits increased by $183.9 million, or 10%, from 2020 to 2021. Average interest-bearing demand deposits increased by $236.7 million, or 20%, in 2021. Interest expense for interest-bearing demand deposits decreased by $3.5 million, with the cost of funds decreasing from 0.41% in 2020 to 0.09% in 2021 as a result of deposit rate reductions during 2021, which resulted in a decrease in interest expense of $4.4 million. Average time deposits decreased $92.0 million, or 20%, in 2021, which reduced interest expense on time deposits by $1.4 million. The cost of time deposits declined by 80 basis points from 1.55% in 2020 to 0.75% in 2021 due to rate reductions.
Interest expense on all borrowings decreased by $1.5 million in 2021 from 2020 due primarily to reduced balances. The average balance of FHLB advances decreased by $138.9 million from 2020 to 2021 due to maturities and repayments, while the average balance of short-term borrowings increased by $4.8 million.
Provision for Loan Losses
The Company recorded a provision for loan losses of $4.2 million, $1.1 million and $5.3 million in 2022, 2021 and 2020, respectively. In calculating the provision for loan losses, both quantitative and qualitative factors, including the Company's historical net charge-off data and economic and market conditions, were considered.
In 2022, 2021 and 2020, the provision for loan losses was driven primarily by loan growth. During 2022, qualitative factors were unchanged, except for a reduction in the National and Local Economic Conditions factor, that reduced the provision by $726 thousand. The provision for loan losses during 2020 and 2021 was impacted by the effect of COVID-19 on the Company's loan portfolio as a new qualitative factor was created to address the potential associated risk. In 2020, the Company established a COVID-19 qualitative reserve of $2.7 million. This reserve was fully reversed in 2021 based on the sustained performance of the impacted borrowers resulting in a decline in the provision for loan losses in 2021 compared to 2020.
See further discussion in the “Asset Quality” and “Credit Risk Management” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Noninterest Income
The following table compares noninterest income for 2022, 2021 and 2020.

	2022	2021	2020	$ Change		% Change
				2022-2021	2021-2020	2022-2021	2021-2020

Service charges on deposit accounts	$3,826	$3,047	$2,874	$779	$173	25.6%	6.0%
Interchange income	4,055	4,129	3,423	(74)	706	(1.8)	20.6
Other service charges, commissions and fees	788	646	683	142	(37)	22.0	(5.4)
Swap fee income	2,632	293	847	2,339	(554)	798.3	(65.4)
Trust and investment management income	7,631	7,896	6,912	(265)	984	(3.4)	14.2
Brokerage income	3,620	3,571	2,821	49	750	1.4	26.6
Mortgage banking activities	407	5,909	5,274	(5,502)	635	(93.1)	12.0
Gains on sale of portfolio loans	—	—	2,803	—	(2,803)	—	(100.0)
Income from life insurance	2,339	2,273	2,261	66	12	2.9	0.5
Other income	1,814	750	427	1,064	323	141.9	75.6
Subtotal before securities (losses) gains	27,112	28,514	28,325	(1,402)	189	(4.9)	0.7
Investment securities (losses) gains	(160)	638	(16)	(798)	654	(125.1)	4,087.5
Total noninterest income	$26,952	$29,152	$28,309	$(2,200)	$843	(7.5)%	3.0%

2022 versus 2021
Noninterest income decreased by $2.2 million from 2021 to 2022. The following were significant factors in that net decrease:
•Service charges on deposit accounts increased by $779 thousand, or 26%, due to higher customer transaction activity as the economy continued to recover from the COVID-19 pandemic during 2022 and changes to the deposit fee structure that took effect in April 2022.
•Swap fee income increased by $2.3 million, or 798%, which fluctuates based on market conditions and client demand.
•Mortgage banking income decreased by $5.5 million, or 93%, from 2021 to 2022 due to a significant decline in the gains on sale and fair value of the held-for-sale mortgages caused by market conditions, which included rapidly rising interest rates and lower housing inventory during 2022. In addition, the difficult mortgage market caused a slowdown in residential mortgage loan production, thereby causing corresponding reductions in the residential mortgage loan pipeline and secondary market sales year-over-year. The fair value on the held-for-sale mortgages, principally construction-to-permanent loans, decreased by $1.3 million from a gain of $181 thousand in 2021 to a loss of $1.2 million in 2022. Mortgage loans sold totaled $76.2 million in 2022 compared to $200.8 million in 2021. In addition, the Company recorded an MSR valuation reserve reversal of $79 thousand during 2022 compared to a reversal of $987 thousand in 2021, which were due to increases in market rates.
•Other income increased by $1.1 million, or 142%, from 2021 to 2022 primarily due to distributions of $964 thousand from investments in non-housing limited partnerships and an increase in gains on sale of SBA loans of $283 thousand, partially offset by a decrease of $128 thousand in tax credits recognized from the Bank's investment in solar renewable energy partnerships.
•Investment securities losses totaled $160 thousand in 2022 compared to investment securities gains of $638 thousand in 2021. During 2022, the Company recorded a loss of $171 thousand on one non-agency CMO security which was called at a price below par. This realized loss was partially offset by the sale of $31.3 million of municipal securities, which resulted in a gain of $32 thousand. During 2021, the Company sold $148.4 million of commercial mortgage-backed securities and asset-backed securities for a net gain of $609 thousand.

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
•Swap fee income decreased by $554 thousand due to reduced demand from potential clients in a low interest rate environment.
•Wealth management income, which includes both trust and investment management income and brokerage income, grew to $11.5 million, an increase of $1.7 million, from 2020 to 2021. Strong market conditions and the addition of new clients continue to drive growth in the wealth management business. Assets under management increased by $149.1 million to $1.9 billion at December 31, 2021 from $1.7 billion at December 31, 2020.
•Mortgage banking income increased by $635 thousand from 2020 to 2021 due primarily to mortgage servicing right valuation allowance reversals in 2021, partially offset by reduced gains on sale in 2021. There was higher refinancing activity during 2020 and into the first half of 2021. Due to market conditions, the margins and production declined, which resulted in a reduced pipeline at December 31, 2021. Mortgage loans sold totaled $200.8 million in 2021 compared with $205.2 million in 2020, and as of December 31, 2021, the Bank serviced $502.5 million of residential mortgage loans, which was up by $61.4 million from December 31, 2020.
•Gains on sale of portfolio loans decreased by $2.8 million from 2020 to 2021. During 2020, the Bank recorded $2.8 million in gains due to the sale of $10.9 million of classified loans for a net gain of $2.5 million and the sale of an $11.0 million portfolio of recreational vehicle loans for a gain of $314 thousand.
•Other income increased by $323 thousand from 2020 to 2021, primarily due to gains recorded on the sales of two shuttered properties in 2021.
•Investment securities gains increased by $654 thousand from 2020 to 2021. During 2021, the Company recorded net investment securities gains of $638 thousand from the sales of $148.4 million of commercial mortgage-backed securities and asset-backed securities. There were no sales of debt securities during 2020.

Noninterest Expenses
The following table compares noninterest expenses for 2022, 2021 and 2020.

				$ Change		% Change
	2022	2021	2020	2022-2021	2021-2020	2022-2021	2021-2020

Salaries and employee benefits	$48,004	$44,002	$43,350	$4,002	$652	9.1%	1.5%
Occupancy	4,729	4,731	4,760	(2)	(29)	—	(0.6)
Furniture and equipment	5,083	5,115	4,756	(32)	359	(0.6)	7.5
Data processing	4,560	4,061	3,574	499	487	12.3	13.6
Automated teller machine and interchange fees	1,287	1,202	1,057	85	145	7.1	13.7
Advertising and bank promotions	2,264	2,178	1,660	86	518	3.9	31.2
FDIC insurance	1,083	816	686	267	130	32.7	19.0
Other professional services	3,254	2,555	3,120	699	(565)	27.4	(18.1)
Directors' compensation	938	865	921	73	(56)	8.4	(6.1)
Taxes other than income	1,391	1,321	1,144	70	177	5.3	15.5
Intangible asset amortization	1,105	1,275	1,569	(170)	(294)	(13.3)	(18.7)
Provision for legal settlement	13,000	—	—	13,000	—	100.0	—
Restructuring expenses	3,155	—	1,310	3,155	(1,310)	100.0	(100.0)
Insurance claim (recovery) receivable write off	—	—	(486)	—	486	—	(100.0)
Other operating expenses	5,953	6,020	6,659	(67)	(639)	(1.1)	(9.6)
Total noninterest expenses	$95,806	$74,141	$74,080	$21,665	$61	29.2%	0.1%

2022 versus 2021
Noninterest expenses increased by $21.7 million from 2021 to 2022. The following were significant factors within that net increase:
•Salaries and employee benefit expense increased by $4.0 million, or 9%, due primarily to merit-based and incentive compensation increases, the filling of several vacancies in key positions and higher healthcare costs.
•Data processing expense increased by $499 thousand, or 12%, due primarily to an increase in core system costs and investments in new technology as the Company focuses on the evolving needs of its clients.
•FDIC insurance expense increased by $267 thousand, or 33%, due primarily to an increase in the assessment rate driven by commercial loan growth and a lower deduction from SBA PPP loans due to loan forgiveness.
•Professional services increased by $699 thousand, or 27%, due primarily to an increase in compliance and technology consulting services resulting from vacancies in compliance and technology staff and higher legal expenses partially associated with outstanding litigation.
•Intangible asset amortization decreased by $170 thousand, or 13%, due to amortization of the core deposit intangible assets on an accelerated basis.
•During 2022, the Company agreed to settle a litigation matter, which resulted in a provision for legal settlement of $13.0 million. There were no similar charges in 2021.
•During 2022, the Company announced that five branch locations would be closing and staffing model adjustments would be made to drive long-term growth and improve operating efficiencies in 2023 and forward. As a result of these initiatives, the Company recorded a pre-tax restructuring charge of $3.2 million. There were no similar charges in 2021.

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
•Restructuring expenses were $1.3 million in 2020 related to the branch and loan production office consolidations. There were no similar charges in 2021.
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
Income Taxes
Income tax expense totaled $4.6 million, $8.0 million and $6.0 million for 2022, 2021 and 2020, respectively. The effective tax rate for 2022 was 17.2% compared with 19.6% for 2021 and 18.6% for 2020. Generally, the Company’s effective tax rate is less than the 21% federal statutory rate due to tax-exempt income, including interest earned on tax-exempt loans and investment securities, income from life insurance policies and tax credits. The difference in the effective tax rate in 2022 from prior years was primarily due to a decrease in taxable income resulting from the legal settlement and restructuring charge, an increase in tax-exempt interest income on loans and investment securities due to the rising interest rate environment, and additional tax credits.
Note 7, Income Taxes, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," includes a reconciliation of our federal statutory tax rate to the Company's effective tax rate, which is a meaningful comparison between years and measures income tax expense as a percentage of pretax income.

Financial Condition
Management devotes substantial time to overseeing the investment and cost of funds in loans, investment securities and deposits and the formulation of policies directed toward the profitability and management of the risks associated with these investments.

Investment Securities
The Company utilizes available-for-sale securities to manage interest rate risk, to enhance income through interest and dividend income, to provide liquidity and to collateralize certain deposits and borrowings.
The Company has established investment policies and an asset management policy to assist in administering its investment portfolio. Decisions to purchase or sell these securities are based on economic conditions and management’s strategy to respond to changes in interest rates, liquidity, pledges to secure deposits and repurchase agreements and other factors while trying to maximize return on the investments. The Company may segregate its investment portfolio into three categories: “securities held-to-maturity,” “trading securities” and “securities available-for-sale.” At December 31, 2022 and 2021, management has classified the entire investment securities portfolio as available-for-sale, which is accounted for at current market value with unrealized gains and losses excluded from earnings and reported in OCI, net of income taxes.
The Company's investment securities portfolio includes debt investments that are subject to varying degrees of credit and market risks, which arise from general market conditions, and factors impacting specific industries, as well as news that may impact specific issues. Management monitors its debt securities, using various indicators in determining whether a debt security is other-than-temporarily impaired, including the amount of time the security has been in an unrealized loss position, and the cause and extent of the unrealized loss. In addition, management assesses whether it is likely we will have to sell the security prior to recovery, or if we are able to hold the security until the price recovers. For those debt securities in which management concludes the security is other-than-temporarily impaired, it recognizes the credit component of an OTTI impairment in earnings and the remaining portion in OCI. The Company did not have any cumulative OTTI expense in 2022, 2021 or 2020.
The following table summarizes the fair value of available-for-sale securities at December 31, 2022, 2021 and 2020.

	2022	2021	2020
U.S. Treasury	$17,291	$19,702	$—
U.S. Government Agencies	5,135	—	—
States and political subdivisions	197,414	193,370	112,670
GSE residential MBS	59,402	40,726	4,293
GSE residential CMOs	68,378	65,922	58,011
Non-agency CMOs	39,758	29,698	16,918
Private label commercial CMOs	—	—	62,236
Asset-backed	125,973	122,621	211,966
Other	377	399	371
Total investment securities	$513,728	$472,438	$466,465
The Company increased its investment portfolio in 2022 with the average balance of the investment securities increasing from $462.0 million for the year ended December 31, 2021 to $509.6 million for the year ended December 31, 2022.
During 2022, the Company purchased investment securities totaling $181.5 million, which included mortgage-backed securities of $75.3 million, municipal securities of $73.7 million, asset-backed securities of $27.6 million, and a U.S. government agency security of $4.9 million, and sold $31.3 million of municipal securities, which were replaced by the purchases of higher yielding securities. At December 31, 2022, the Company recognized a loss of $171 thousand on the call of a non-agency CMO security at a price below its par value of $14.7 million. The realized loss was included in securities gains and losses in noninterest income in the consolidated statements of income. The balance of investment securities included net unrealized losses of $49.6 million compared to net unrealized gains of $5.6 million at December 31, 2021. This change was due to significant market interest rate increases in 2022.
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

The following table shows the maturities of investment securities at book value at December 31, 2022, and weighted average yields of such investment securities. Yields are shown on a tax equivalent basis, assuming a 21% federal income tax rate.

	Within 1 year	After 1 year but within 5 years	After 5 years but within 10 years	After 10 years	Total
U.S. Treasury securities
Book value	$—	$—	$20,070	$—	$20,070
Yield	—%	—%	1.05%	—%	1.05%
Average maturity (years)	—	—	5.3	—	5.3
U. S. Government Agencies
Book value	$—	$—	$4,907	$—	$4,907
Yield	—%	—%	6.03%	—%	6.03%
Average maturity (years)	—	—	9.0	—	9.0
States and political subdivisions
Book value	$—	$6,403	$58,371	$161,051	$225,825
Yield	—%	3.57%	2.87%	2.72%	2.79%
Average maturity (years)	—	4.6	8.3	20.4	16.8
GSE residential mortgage-backed securities
Book value	$—	$—	$—	$63,778	$63,778
Yield	—%	—%	—%	3.87%	3.87%
Average maturity (years)	—	—	—	42.4	42.4
GSE residential CMOs
Book value	$—	$—	$—	$75,446	$75,446
Yield	—%	—%	—%	3.01%	3.01%
Average maturity (years)	—	—	—	26.9	26.9
Non-agency CMOs
Book value	$—	$14,171	$—	$28,127	$42,298
Yield	—%	6.12%	—%	4.28%	4.90%
Average maturity (years)	—	3.2	—	34.3	23.9
Asset-backed
Book value	$—	$—	$—	$130,577	$130,577
Yield	—%	—%	—%	5.12%	5.12%
Average maturity (years)	—	—	—	21.8	21.8
Other
Book value	$249	$—	$—	$128	$377
Yield	2.45%	—%	—%	—%	1.62%
Average maturity (years)	0.4	—	—	—	0.3
Total
Book value	$249	$20,574	$83,348	$459,107	$563,278
Yield	2.45%	5.33%	2.62%	3.71%	3.60%
Average maturity (years)	0.4	3.6	7.6	25.8	22.7

The average maturity is based on the contractual terms of the debt or mortgage-backed securities, and does not factor in required repayments or anticipated prepayments. At December 31, 2022, the weighted average estimated life is 34 years for mortgage-backed and CMO securities, and 22 years for asset-backed securities, based on current interest rates and anticipated prepayment speeds.

The following table summarizes the credit ratings and collateral associated with the Company's available-for-sale investment securities portfolio, excluding equity securities, at December 31, 2022:

Sector	Portfolio Mix	Amortized Book	Fair Value	Credit Enhancement	AAA	AA	A	BBB	NR	Collateral / Guarantee Type
Unsecured ABS	1%	$4,899	$4,319	30%	—%	—%	—%	—%	100%	Unsecured Consumer Debt
Student Loan ABS	1	6,900	6,658	26	—	—	—	—	100	Seasoned Student Loans
Federal Family Education Loan ABS	20	114,685	110,723	8	89	11	—	—	—	Federal Family Education Loan (1)
PACE Loan ABS	—	2,685	2,467	6	100	—	—	—	—	PACE Loans (4)
Non-Agency RMBS	3	16,948	14,926	14	100	—	—	—	—	Reverse Mortgages (2)
Non-Agency CMBS	4	21,226	21,267	18	—	—	—	—	100	Commercial Real Estate
Municipal - General Obligation	19	105,055	92,961		4	90	6	—	—
Municipal - Revenue	21	120,770	104,453		—	82	12	—	6
SBA ReRemic (5)	1	5,532	5,371		—	100	—	—	—	SBA Guarantee (3)
Small Business Administration	1	4,907	5,135		—	100	—	—	—	SBA Guarantee (3)
Agency MBS	25	139,224	127,780		—	100	—	—	—	Residential Mortgages (3)
U.S. Treasury securities	4	20,070	17,291		—	100	—	—	—	U.S. Government Guarantee (3)
Bank CDs	—	249	249		—	—	—	—	100	FDIC Insured CD
	100%	$563,150	$513,600		23%	67%	3%	—%	7%

(1) 97% guaranteed by U.S. government
(2) Non-agency reverse mortgages with current structural credit enhancements
(3) Guaranteed by U.S. government or U.S government agencies
(4) PACE acronym represents Property Assessed Clean Energy loans
(5) SBA ReRemic acronym represents Re-Securitization of Real Estate Mortgage Investment Conduits

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
Generally, the Bank is permitted under applicable law to make loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of total capital and excess ALL not included in Tier 2 capital. The Company's policy has established an internal lending limit to one borrower of $25.0 million, an amount that is below its regulatory lending limit of $43.3 million at December 31, 2022. No borrower had an outstanding exposure exceeding the legal lending limit at year-end.
The risks associated with lending activities differ among loan classes and are subject to the impact of changes in interest rates, market conditions of collateral securing the loans and general economic conditions. Any of these factors may adversely impact a borrower’s ability to repay loans, and also impact the associated collateral. A further discussion on the classes of loans the Company makes and related risks is included in Note 1, Summary of Significant Accounting Policies, and Note 3, Loans and Allowance for Loan Losses, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

The following table presents the loan portfolio, excluding residential LHFS, by segments and classes at December 31 of each of the years set forth below.

	2022	2021	2020	2019	2018
Commercial real estate:
Owner-occupied	$315,770	$238,668	$174,908	$170,884	$129,650
Non-owner occupied	608,043	551,783	409,567	361,050	252,794
Multi-family	138,832	93,255	113,635	106,893	78,933
Non-owner occupied residential	104,604	106,112	114,505	120,038	100,367
Acquisition and development:
1-4 family residential construction	25,068	12,279	9,486	15,865	7,385
Commercial and land development	158,308	93,925	51,826	41,538	42,051
Commercial and industrial (1)	357,774	485,728	647,368	214,554	160,964
Municipal	12,173	14,989	20,523	47,057	50,982
Residential mortgage:
First lien	229,849	198,831	244,321	336,372	235,296
Home equity – term	5,505	6,081	10,169	14,030	12,208
Home equity – lines of credit	183,241	160,705	157,021	165,314	143,616
Installment and other loans	12,065	17,630	26,361	50,735	33,411
Total loans	$2,151,232	$1,979,986	$1,979,690	$1,644,330	$1,247,657

(1) Includes $13.8 million, $189.9 million and $403.3 million of SBA PPP loans, net of deferred fees and costs, as of December 31, 2022, 2021 and 2020, respectively.

The loan portfolio at December 31, 2022 increased by $171.2 million from December 31, 2021 due primarily to commercial loan and residential mortgage production, which was offset by SBA PPP loan forgiveness of $176.1 million and reductions in installment and other loans in 2022. Overall loan growth, excluding SBA PPP loans, was $349.0 million or 20% for the year ended December 31, 2022 compared to 2021.
The loan portfolio at December 31, 2021 increased by $296 thousand from December 31, 2020 due primarily to commercial loan production, which was offset by SBA PPP loan forgiveness of $442.8 million and reductions in mortgage loans and installment and other loans of $54.6 million in 2021. Overall loan growth, excluding SBA PPP loans, was $213.7 million, or 14% in 2021.
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
The Company's organic growth has occurred principally in commercial real estate, commercial and industrial loans and home equity lines of credit, excluding SBA PPP loans, as we focused on increasing diversification in the portfolio. The growth in installment and other loans in 2019 was principally attributable to purchased automobile financing loans at higher returns than comparable cash flows in the investment securities portfolio.

In addition to monitoring the loan portfolio by loan class as noted above, the Company also monitors concentrations by segment. The Bank’s lending policy reports segment concentrations that exceed 20% of the Bank’s total risk-based capital ("RBC"). The following segments met this criterion at December 31, 2022.

	Balance	% of Total Loans	% of Total RBC
Office Space	$241,126	11.2%	82.3%
1-4 Family Rentals	104,604	4.9	35.7
Hotels & Motels (including B&B)	62,493	2.9	21.3
Loans outside of market area	178,429	8.3	60.9
Multi-Family CRE	149,683	7.0	51.1
Purchased Participation	111,141	5.2	37.9
Senior Housing and Care	126,399	5.9	43.1
Strip centers (retail)	122,688	5.7	41.9
Warehouse	104,442	4.9	35.7
The following table presents expected maturities of loan classes by fixed rate or adjustable-rate categories at December 31, 2022.

	Due In
	One Year or Less	One Year Through Five Years	Five Years Through 15 Years	After 15 Years	Total	% of Total
Commercial real estate:
Owner occupied
Fixed rate	$6,184	$29,781	$83,618	$8,531	$128,114	41%
Adjustable and floating rate	8,130	47,166	125,756	6,606	187,657	59%
	14,314	76,946	209,373	15,137	315,770	100%
Non-owner occupied
Fixed rate	5,965	71,559	95,250	—	172,774	28%
Adjustable and floating rate	14,944	53,576	356,418	10,331	435,269	72%
	20,909	125,135	451,668	10,331	608,043	100%
Multi-family
Fixed rate	7,088	36,255	10,187	65	53,595	39%
Adjustable and floating rate	113	35,479	45,745	3,901	85,237	61%
	7,201	71,733	55,932	3,966	138,832	100%
Non-owner occupied residential
Fixed rate	975	10,865	9,223	1,748	22,812	22%
Adjustable and floating rate	2,131	13,306	63,224	3,130	81,792	78%
	3,106	24,171	72,447	4,879	104,604	100%
Acquisition and development:
1-4 family residential construction
Fixed rate	—	544	5,948	2,213	8,706	35%
Adjustable and floating rate	12,296	2,375	150	1,541	16,362	65%
	12,296	2,919	6,098	3,754	25,068	100%

	Due In
	One Year or Less	One Year Through Five Years	Five Years Through 15 Years	After 15 Years	Total	% of Total
Commercial and land development
Fixed rate	257	463	10,933	117	11,770	7%
Adjustable and floating rate	34,706	48,929	37,135	25,768	146,538	93%
	34,963	49,392	48,068	25,885	158,308	100%
Commercial and industrial
Fixed rate	3,557	117,751	44,283	977	166,568	47%
Adjustable and floating rate	82,965	46,804	57,815	3,621	191,206	53%
	86,522	164,555	102,098	4,598	357,774	100%
Municipal
Fixed rate	365	2,954	2,770	—	6,089	50%
Adjustable and floating rate	—	0	4,139	1,945	6,084	50%
	365	2,954	6,909	1,945	12,173	100%
Residential mortgage:
First lien
Fixed rate	130	2,015	34,380	120,919	157,444	68%
Adjustable and floating rate	287	319	9,154	62,645	72,405	32%
	417	2,334	43,534	183,564	229,849	100%
Home equity - term
Fixed rate	47	680	3,495	815	5,037	92%
Adjustable and floating rate	3	56	63	346	468	8%
	50	736	3,558	1,161	5,505	100%
Home equity - lines of credit
Fixed rate	51	9,009	45,620	13,954	68,634	37%
Adjustable and floating rate	18,056	188	1,300	95,063	114,607	63%
	18,107	9,197	46,920	109,017	183,241	100%
Installment and other loans
Fixed rate	766	4,936	329	10	6,041	50%
Adjustable and floating rate	3,842	—	2,158	24	6,024	50%
	4,608	4,936	2,487	34	12,065	100%
	$202,857	$535,010	$1,049,093	$364,272	$2,151,232

The final maturity is used in the determination of maturity of acquisition and development loans that convert from construction to permanent status. Variable rate loans shown above include semi-fixed loans that contractually will adjust with prime or another variable rate index after the interest lock period, which may be up to 10 years. At December 31, 2022, these semi-fixed loans totaled $529.8 million.
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
The following table presents the Company’s risk elements and relevant asset quality ratios at December 31 of each of the years set forth below.

	2022	2021	2020	2019	2018
Nonaccrual loans	$20,583	$6,449	$10,310	$10,657	$5,165
OREO	—	—	—	197	130
Total nonperforming assets	20,583	6,449	10,310	10,854	5,295
Restructured loans still accruing	682	804	934	979	1,132
Loans past due 90 days or more and still accruing (1)	439	1,201	554	2,232	57
Total nonperforming and other risk assets	$21,704	$8,454	$11,798	$14,065	$6,484

Loans 30-89 days past due	$7,311	$5,925	$10,291	$17,527	$5,186
Asset quality ratios:
Total nonperforming loans to total loans	0.96%	0.33%	0.52%	0.65%	0.41%
Total nonperforming assets to total assets	0.70%	0.23%	0.37%	0.46%	0.27%
Total nonperforming assets to total loans and OREO	0.96%	0.33%	0.52%	0.66%	0.42%
Total risk assets to total loans and OREO	1.01%	0.43%	0.60%	0.86%	0.52%
Total risk assets to total assets	0.74%	0.30%	0.43%	0.59%	0.34%
Allowance for loan losses to total loans	1.17%	1.07%	1.02%	0.89%	1.12%
Allowance for loan losses to nonperforming loans	122.32%	328.42%	195.45%	137.52%	271.33%
Allowance for loan losses to nonperforming loans and restructured loans still accruing	118.40%	292.02%	179.22%	125.95%	222.55%
(1) Includes $307 thousand, $214 thousand, $456 thousand, $2.0 million and zero, respectively, of purchased credit impaired loans at December 31, 2022, 2021, 2020, 2019 and 2018. As of December 31, 2021, there was one loan for $891 thousand, which was in the process of collection and guaranteed by the SBA, and was subsequently collected during the first quarter of 2022.
The following table provides detail of impaired loans at December 31, 2022 and 2021.

	2022			2021
	Nonaccrual Loans	Restructured Loans Still Accruing	Total	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$2,767	$—	$2,767	$3,763	$—	$3,763
Non-owner occupied residential	81	—	81	122	—	122
Acquisition and development
Commercial and land development	15,426	—	15,426	—	—	—
Commercial and industrial	31	—	31	250	—	250
Residential mortgage:
First lien	1,838	682	2,520	1,831	804	2,635
Home equity – term	5	—	5	7	—	7
Home equity – lines of credit	395	—	395	436	—	436
Installment and other loans	40	—	40	40	—	40
	$20,583	$682	$21,265	$6,449	$804	$7,253

Nonperforming assets include nonaccrual loans and foreclosed real estate. Risk assets, which include nonperforming assets and restructured and loans past due 90 days or more and still accruing, totaled $21.7 million at December 31, 2022, an increase of $13.3 million or 157%, from $8.5 million at December 31, 2021. Nonaccrual loans totaled $20.6 million at December 31, 2022, an increase of $14.1 million from $6.4 million at December 31, 2021 due primarily to additions in loans placed on non-accrual status of $16.4 million, partially offset by loans returning to accrual status and payment activity of $724 thousand and $1.5 million, respectively. The additions in loans placed on non-accrual status was primarily due to one commercial construction loan with an outstanding balance of $15.4 million that was downgraded to substandard. The loan was not past due at December 31, 2022; however, management determined that it was appropriate to place the loan on non-accrual status due to other relevant factors. At this time, management deems the value of underlying collateral sufficient to cover any potential losses on this loan. Management does not believe that this credit is indicative of overall stress in the loan portfolio. The increase in nonaccrual loan amounts also impacted other asset quality ratios detailed above.
The ALL totaled $25.2 million at December 31, 2022, a $4.0 million increase from $21.2 million at December 31, 2021, resulting from a provision for loan losses of $4.2 million and net charge-offs of $162 thousand for 2022. At December 31, 2022, the ALL is higher as a percentage of the total loan portfolio at 1.17% compared to 1.07% in 2021 and 1.02% in 2020.
The ALL increased primarily as a result of commercial loan growth, which receives a higher reserve allocation compared to consumer loans, for the year ended December 31, 2022. During 2022, qualitative factors were unchanged, except for a reduction in the National and Local Economic Conditions factor, that reduced the reserve by $726 thousand. This factor had been increased previously for economic concerns in the commercial real estate portfolio associated with the COVID-19 pandemic. The additional allocation was removed during 2022 as these concerns had subsided. The increase in provision for loan losses from 2020 to 2021 was due primarily to the impact of COVID-19 on the Company's loan portfolio as a new qualitative factor was created to address the potential associated risk. The COVID-19 qualitative reserve of $2.7 million was fully reversed in 2021 based on the sustained performance of the impacted borrowers. In addition, qualitative factors were reduced during 2021 in the Classified Loans Trends and National and Local Economic Conditions categories, due in part to improved conditions from the pandemic, which were partly offset by an increase in the qualitative factor for Concentrations of Credit caused by significant growth in commercial real estate loans.
From December 31, 2021 to December 31, 2022, special mention loans decreased by $16.2 million and substandard loans increased by $14.0 million. The decrease in special mention loans was due to continued improvements in economic conditions following the COVID-19 pandemic. The increase in substandard loans is due primarily to the aforementioned commercial construction loan with an outstanding balance of $15.4 million that was placed on non-accrual status.
For the years ended December 31, 2022, 2021 and 2020, gross recoveries of $248 thousand, $1.1 million and $1.2 million, respectively, were credited to the ALL. These recoveries on previously charged-off relationships are the result of successful loan monitoring and workout solutions. Recoveries are difficult to predict, and any additional recoveries that the Company receives will be used to replenish the ALL. Recoveries favorably impact historical charge-off factors, and contribute to changes in the quantitative and qualitative factors used in our allowance adequacy analysis. However, as the loan portfolio continues to grow, future provisions for loan losses may result.
The Company takes partial charge-offs on collateral-dependent loans when carrying value exceeds estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. Impairment reserves remain in place if updated appraisals are pending, and represent management’s estimate of potential loss.
Management believes its coverage ratios are adequate for the risk profile of the loan portfolio given ongoing monitoring of the portfolio and its quantitative and qualitative analysis performed at December 31, 2022. As new information is learned about borrowers or updated appraisals on real estate with lower fair values are obtained, the Company may experience an increase in impaired loans. Despite generally favorable delinquency and nonperforming loan data, excluding the one commercial construction loan placed on non-accrual status during the fourth quarter of 2022, the impact of current economic conditions may result in the need for additional provisions for loan losses in future quarters.

The following table presents exposure to relationships with an impaired loan balance, which excludes accruing PCI loans, and the partial charge-offs taken to date and specific reserves established on those relationships at December 31, 2022 and 2021.

	# of Relationships	Recorded Investment	Partial Charge-offs to Date	Specific Reserves
December 31, 2022
Relationships greater than $1 million	2	$17,774	$—	$—
Relationships greater than $500 thousand but less than $1 million	—	—	—	—
Relationships greater than $250 thousand but less than $500 thousand	1	260	—	—
Relationships less than $250 thousand	60	3,231	320	28
	63	$21,265	$320	$28
December 31, 2021
Relationships greater than $1 million	1	$2,535	$—	$—
Relationships greater than $500 thousand but less than $1 million	1	602	17	—
Relationships greater than $250 thousand but less than $500 thousand	2	601	—	—
Relationships less than $250 thousand	63	3,515	303	28
	67	$7,253	$320	$28

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
In its individual loan impairment analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve include an evaluation of the outstanding loan balance and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships at December 31, 2022. However, over time, additional information may result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
The Company’s foreclosed real estate balance at both December 31, 2022 and 2021 was zero for both residential and commercial properties. During 2022, no expense was recorded for the write-down of other real estate owned properties.
In an effort to assist clients, who were negatively impacted by the COVID-19 pandemic, the Bank offered various mitigation options, including a loan payment deferral program. Under this program, most commercial deferrals were for a 90-day period, while most consumer deferrals were for a 180-day period. The Company had a consumer loan under this deferral program of $56 thousand for which the deferral period subsequently expired in 2022. There were no loans under this deferral program as of December 31, 2022.

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
The ALL is evaluated based on a review of the collectability of loans in light of historical experience; the nature and volume of the loan portfolio; adverse situations that may affect a borrower’s ability to repay; estimated value of any underlying collateral; and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. A description of the methodology for establishing the allowance and provision for loan losses and related procedures in establishing the appropriate level of reserve is included in Note 3, Loans and Allowance for Loan Losses, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

The following table summarizes the Company’s internal risk ratings at December 31, 2022 and 2021.

	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	PCI Loans	Total
December 31, 2022
Commercial real estate:
Owner-occupied	$305,159	$2,109	$3,532	$2,767	$—	$2,203	$315,770
Non-owner occupied	601,244	4,243	2,273	—	—	283	608,043
Multi-family	130,851	7,739	242	—	—	—	138,832
Non-owner occupied residential	102,674	810	482	81	—	557	104,604
Acquisition and development:
1-4 family residential construction	25,068	—	—	—	—	—	25,068
Commercial and land development	142,424	458	—	15,426	—	—	158,308
Commercial and industrial	331,103	17,579	7,013	31	—	2,048	357,774
Municipal	12,173	—	—	—	—	—	12,173
Residential mortgage:
First lien	222,849	—	215	2,520	—	4,265	229,849
Home equity – term	5,485	—	—	5	—	15	5,505
Home equity – lines of credit	182,801	—	45	395	—	—	183,241
Installment and other loans	12,017	—	—	40	—	8	12,065
	$2,073,848	$32,938	$13,802	$21,265	$—	$9,379	$2,151,232

	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	PCI Loans	Total
December 31, 2021
Commercial real estate:
Owner-occupied	$219,250	$7,239	$6,087	$3,763	$—	$2,329	$238,668
Non-owner occupied	528,010	23,297	166	—	—	310	551,783
Multi-family	84,414	8,238	603	—	—	—	93,255
Non-owner occupied residential	102,588	1,065	1,153	122	—	1,184	106,112
Acquisition and development:
1-4 family residential construction	12,279	—	—	—	—	—	12,279
Commercial and land development	92,049	1,385	491	—	—	—	93,925
Commercial and industrial	470,579	7,917	4,720	250	—	2,262	485,728
Municipal	14,989	—	—	—	—	—	14,989
Residential mortgage:
First lien	191,386	—	225	2,635	—	4,585	198,831
Home equity – term	6,058	—	—	7	—	16	6,081
Home equity – lines of credit	160,203	20	46	436	—	—	160,705
Installment and other loans	17,584	—	—	40	—	6	17,630
	$1,899,389	$49,161	$13,491	$7,253	$—	$10,692	$1,979,986

Non-impaired substandard loans are performing loans, which have characteristics that cause management concern over the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming, or impaired, loans in the future. Generally, management feels that substandard loans that are currently performing and not considered impaired result in some doubt as to the borrower’s ability to continue to perform under the terms of the loan, and represent potential problem loans. Non-impaired substandard loans totaled $13.8 million at December 31, 2022, an increase of $311 thousand compared to $13.5 million at December 31, 2021.
Additionally, the Special Mention classification is intended to be a temporary classification reflective of loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Company’s position at some future date. Special mention loans represent an elevated risk, but their weakness does not yet justify a more severe, or classified, rating. These loans require inquiry by lenders on the cause of the potential weakness and, once analyzed, the loan classification may be downgraded to Substandard or, alternatively, could be upgraded to Pass. From December 31, 2021 to December 31, 2022, special mention loans decreased by $16.2 million and substandard loans increased by $14.0 million. The increase in substandard loans is due primarily to the aforementioned commercial construction loan with an outstanding balance of $15.4 million that was placed on non-accrual status. These risk rating downgrades were partially offset by continued improvements in economic conditions resulting in upgrades to other commercial loans. Any loans with second modifications that are COVID-19 related are classified as special mention.
The following tables, which excludes accruing PCI loans, summarize the average recorded investment in impaired loans and interest income recognized, on a cash basis, and interest income earned but not recognized for years ended December 31, 2022, 2021, 2020, 2019 and 2018.

	Average Impaired Balance	Interest Income Recognized	Interest Earned But Not Recognized
December 31, 2022
Commercial real estate:
Owner-occupied	$3,050	$—	$94
Non-owner occupied residential	96	—	8
Acquisition and development:
Commercial and land development	1,187	—	9
Commercial and industrial	109	—	4
Residential mortgage:
First lien	2,389	33	48
Home equity – term	6	—	—
Home equity – lines of credit	405	—	19
Installment and other loans	44	—	—
	$7,286	$33	$182
December 31, 2021
Commercial real estate:
Owner-occupied	$3,825	$1	$1
Non-owner occupied	—	—	20
Non-owner occupied residential	225	—	24
Acquisition and development:
Commercial and land development	187	—	—
Commercial and industrial	3,030	—	36
Residential mortgage:
First lien	2,539	43	73
Home equity – term	11	—	—
Home equity – lines of credit	521	—	—
Installment and other loans	25	—	—
	$10,363	$44	$154

	Average Impaired Balance	Interest Income Recognized	Interest Earned But Not Recognized
December 31, 2020
Commercial real estate:
Owner-occupied	$4,636	$1	$172
Non-owner occupied	83	—	—
Multi-family	205	—	—
Non-owner occupied residential	388	—	21
Acquisition and development:
Commercial and land development	641	—	23
Commercial and industrial	1,196	—	20
Residential mortgage:
First lien	2,995	48	92
Home equity – term	11	—	1
Home equity – lines of credit	692	1	36
Installment and other loans	25	—	1
	$10,872	$50	$366
December 31, 2019
Commercial real estate:
Owner-occupied	$2,455	$2	$387
Non-owner occupied	46	—	—
Multi-family	152	—	24
Non-owner occupied residential	217	—	21
Acquisition and development:
Commercial and land development	21	—	—
Commercial and industrial	683	—	130
Residential mortgage:
First lien	2,582	50	91
Home equity – term	13	—	1
Home equity – lines of credit	750	2	64
Installment and other loans	13	—	2
	$6,932	$54	$720
December 31, 2018
Commercial real estate:
Owner-occupied	$1,495	$2	$156
Non-owner occupied	1,842	—	236
Multi-family	148	—	20
Non-owner occupied residential	346	—	36
Acquisition and development:
1-4 family residential construction	181	—	—
Commercial and land development	1	—	1
Commercial and industrial	322	—	29
Residential mortgage:
First lien	3,234	59	130
Home equity – term	19	—	2
Home equity – lines of credit	657	2	52
Installment and other loans	4	—	5
	$8,249	$63	$667

     The following table summarizes activity in the ALL for years ended December 31, 2022, 2021, 2020, 2019 and 2018.

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2022
Balance, beginning of year	$12,037	$2,062	$3,814	$30	$17,943	$2,785	$215	$3,000	$237	$21,180
Provision for loan losses	1,489	1,142	640	(6)	3,265	669	218	887	8	4,160
Charge-offs	—	—	—	—	—	(50)	(360)	(410)	—	(410)
Recoveries	32	10	51	—	93	40	115	155	—	248
Balance, end of year	$13,558	$3,214	$4,505	$24	$21,301	$3,444	$188	$3,632	$245	$25,178
December 31, 2021
Balance, beginning of year	$11,151	$1,114	$3,942	$40	$16,247	$3,362	$324	$3,686	$218	$20,151
Provision for loan losses	710	938	23	(10)	1,661	(517)	(73)	(590)	19	1,090
Charge-offs	(293)	—	(663)	—	(956)	(92)	(70)	(162)	—	(1,118)
Recoveries	469	10	512	—	991	32	34	66	—	1,057
Balance, end of year	$12,037	$2,062	$3,814	$30	$17,943	$2,785	$215	$3,000	$237	$21,180
December 31, 2020
Balance, beginning of year	$7,634	$959	$2,356	$100	$11,049	$3,147	$319	$3,466	$140	$14,655
Provision for loan losses	2,745	146	2,096	(60)	4,927	203	117	320	78	5,325
Charge-offs	(3)	—	(748)	—	(751)	(114)	(146)	(260)	—	(1,011)
Recoveries	775	9	238	—	1,022	126	34	160	—	1,182
Balance, end of year	$11,151	$1,114	$3,942	$40	$16,247	$3,362	$324	$3,686	$218	$20,151
December 31, 2019
Balance, beginning of year	$6,876	$817	$1,656	$98	$9,447	$3,753	$244	$3,997	$570	$14,014
Provision for loan losses	515	139	841	2	1,497	(347)	180	(167)	(430)	900
Charge-offs	(25)	—	(299)	—	(324)	(386)	(155)	(541)	—	(865)
Recoveries	268	3	158	—	429	127	50	177	—	606
Balance, end of year	$7,634	$959	$2,356	$100	$11,049	$3,147	$319	$3,466	$140	$14,655
December 31, 2018
Balance, beginning of year	$6,763	$417	$1,446	$84	$8,710	$3,400	$211	$3,611	$475	$12,796
Provision for loan losses	(442)	396	209	14	177	363	165	528	95	800
Charge-offs	(17)	(7)	—	—	(24)	(148)	(292)	(440)	—	(464)
Recoveries	572	11	1	—	584	138	160	298	—	882
Balance, end of year	$6,876	$817	$1,656	$98	$9,447	$3,753	$244	$3,997	$570	$14,014

The following table summarizes asset quality ratios for years ended December 31, 2022, 2021, 2020, 2019 and 2018.

	2022	2021	2020	2019	2018
Provision for loan losses to net charge-offs (recoveries)	2,568%	1,787%	(3,114)%	347%	(191)%
Ratio of ALL to total loans outstanding at December 31	1.17%	1.07%	1.02%	0.89%	1.12%

The following table details net charge-offs (recoveries) to average loans outstanding by loan category for the years ended December 31, 2022 and 2021.

	2022	2021
Commercial real estate:
Net recoveries	$(32)	$(176)
Average loans for the year	$1,069,392	$880,458
Net recoveries/average loans	—%	(0.02)%
Acquisition and development:
Net recoveries	(10)	(10)
Average loans for the year	147,364	74,786
Net recoveries/average loans	(0.01)%	(0.01)%
Commercial and industrial:
Net (recoveries) charge-offs	(51)	151
Average loans for the year	408,995	604,651
Net (recoveries) charge-offs/average loans	(0.01)%	0.02%
Municipal:
Net charge-offs (recoveries)	—	—
Average loans for the year	13,486	16,566
Net charge-offs (recoveries)/average loans	—%	—%
Residential mortgage:
Net charge-offs	10	60
Average loans for the year	389,048	379,802
Net charge-offs /average loans	—%	0.02%
Installment and other loans:
Net charge-offs	245	36
Average loans for the year	14,732	21,706
Net charge-offs/average loans	1.66%	0.17%
Total loans:
Net charge-offs	$162	$61
Average loans for the year	$2,043,017	$1,977,969
Net charge-offs/average loans	0.01%	—%
(1) Average loans exclude loans held for sale.
The Company recorded a provision for loan losses of $4.2 million, $1.1 million, $5.3 million, $900 thousand and $800 thousand for 2022, 2021, 2020, 2019 and 2018, respectively. In addition, in certain cases, loans were successfully worked out with smaller charge-offs than the reserve established on them. During 2022, the increase in the provision for loan losses was due primarily to commercial loan growth, partially offset by a reduction in the National and Local Economic Conditions qualitative factor that reduced the reserve by $726 thousand. In 2021, the provision for loan loss was caused by commercial loan growth and an associated increase in the qualitative factor for Concentrations of Credit due to significant growth in commercial real estate loans, offset by reductions totaling $2.9 million in the Classified Loans Trends, National and Local Economic Conditions and COVID-19 categories due in part to improved conditions from the pandemic. In 2020, the severe economic impact of COVID-19 on the loan portfolio drove an increase in qualitative assumptions, which were reversed in 2021 as sustained performance was demonstrated after the impacted loans were removed from deferral status or the forbearance period ended. In 2018 and 2019, our continued organic loan portfolio growth was a key factor in the quantitative and qualitative considerations used by management in the determination of the provision expense required to maintain an adequate allowance for loan losses. These variations resulted in the fluctuations in the ratios presented in the tables above.

See further discussion in the “Provision for Loan Losses” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Also, see Note 3, Loans and Allowance for Loan Losses, in the Notes to Consolidated Financial Statements for additional information.
The following table shows the allocation of the ALL by loan class, as well as the percent of each loan class in relation to the total loan balance at December 31, 2022, 2021, 2020, 2019 and 2018.

	2022		2021		2020		2019		2018
	ALL Amount by Loan Class	% of Loan Type to Total Loans	ALL Amount by Loan Class	% of Loan Type to Total Loans	ALL Amount by Loan Class	% of Loan Type to Total Loans	ALL Amount by Loan Class	% of Loan Type to Total Loans	ALL Amount by Loan Class	% of Loan Type to Total Loans
Commercial real estate:
Owner-occupied	$3,618	15%	$2,752	12%	$2,072	9%	$1,539	10%	$1,491	10%
Non-owner occupied	7,473	28%	7,244	28%	6,049	21%	3,965	22%	3,683	20%
Multi-family	1,355	6%	870	5%	1,846	6%	974	7%	792	6%
Non-owner occupied residential	1,112	5%	1,171	5%	1,184	6%	1,156	7%	910	8%
Acquisition and development:
1-4 family residential construction	376	1%	188	1%	144	—%	239	1%	104	1%
Commercial and land development	2,838	7%	1,874	5%	970	3%	720	3%	713	3%
Commercial and industrial	4,505	17%	3,814	24%	3,942	32%	2,356	13%	1,656	13%
Municipal	24	1%	30	1%	40	1%	100	3%	98	4%
Residential mortgage:
First lien	1,600	11%	1,188	10%	1,627	12%	1,635	20%	2,002	19%
Home equity - term	32	—%	31	—%	63	1%	59	1%	109	1%
Home equity - lines of credit	1,812	8%	1,566	8%	1,672	8%	1,453	10%	1,642	12%
Installment and other loans	188	1%	215	1%	324	1%	319	3%	244	3%
Unallocated	245		237		218		140		570
	$25,178	100%	$21,180	100%	$20,151	100%	$14,655	100%	$14,014	100%

The following table summarizes the ending loan balance individually or collectively evaluated for impairment by loan class and the ALL allocation for each at December 31, 2022 and 2021.

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2022
Loans allocated by:
Individually evaluated for impairment	$2,848	$15,426	$31	$—	$18,305	$2,920	$40	$2,960	$—	$21,265
Collectively evaluated for impairment	1,164,401	167,950	357,743	12,173	1,702,267	415,675	12,025	427,700	—	2,129,967
	$1,167,249	$183,376	$357,774	$12,173	$1,720,572	$418,595	$12,065	$430,660	$—	$2,151,232
Allowance for loan losses allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$28	$—	$28	$—	$28
Collectively evaluated for impairment	13,558	3,214	4,505	24	21,301	3,416	188	3,604	245	25,150
	$13,558	$3,214	$4,505	$24	$21,301	$3,444	$188	$3,632	$245	$25,178
December 31, 2021
Loans allocated by:
Individually evaluated for impairment	$3,885	$—	$250	$—	$4,135	$3,078	$40	$3,118	$—	$7,253
Collectively evaluated for impairment	985,933	106,204	485,478	14,989	1,592,604	362,539	17,590	380,129	—	1,972,733
	$989,818	$106,204	$485,728	$14,989	$1,596,739	$365,617	$17,630	$383,247	$—	$1,979,986
Allowance for loan losses allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$28	$—	$28	$—	$28
Collectively evaluated for impairment	12,037	2,062	3,814	30	17,943	2,757	215	2,972	237	21,152
	$12,037	$2,062	$3,814	$30	$17,943	$2,785	$215	$3,000	$237	$21,180

In addition to the reserve allocations on impaired loans noted above, nine loans, with aggregate outstanding principal balances of $370 thousand, have had cumulative partial charge-offs to the ALL totaling $320 thousand at December 31, 2022. As updated appraisals were received on collateral-dependent loans, partial charge-offs were taken to the extent the loans’ principal balance exceeded their fair value.
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
The largest component of the ALL for the years presented has been allocated to the commercial real estate segment, particularly the non-owner occupied loan class. The higher allocations in this segment as compared with the other segments is consistent with the inherent risk associated with these loans, as well as generally higher levels of impaired and criticized loans for the periods presented. There has generally been a decrease in the ALL, as the level of classified assets decline, and historical loss rates have improved as a result of improving economic and market conditions; however, the significant increase in commercial loan production had the effect of increasing provision expense in 2022 and 2021. These increases were partially offset in 2022 and 2021 by adjustments to certain qualitative factors, which reduced the reserve by $726 thousand and $2.9 million, respectively, in these periods.
The unallocated portion of the ALL reflects estimated inherent losses within the portfolio that have not been detected, as well as the risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the allowance increased from $237 thousand, or 1.1% of the ALL, at December 31, 2021 to

$245 thousand, or 1.0% of the ALL, at December 31, 2022. The Company monitors the unallocated portion of the ALL, and by policy, has determined it should not exceed 3% of the total reserve. Future negative provisions for loan losses may result if the unallocated portion was to increase, and management determined the reserves were not required for the anticipated risk in the portfolio.
Management believes the Company’s ALL is adequate based on information currently available. Future adjustments to the ALL and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.
Deposits
Total deposits grew by $11.3 million, or less than 1%, and remained consistent with a balance of $2.5 billion at both December 31, 2022 and 2021. The increase of $108.0 million, or 5%, from 2020 to 2021 was primarily due to deposits generated through the SBA PPP originations combined with clients continuing to maintain deposit balances in excess of historical norms. Similarly in 2020, the increase in deposits was due to deposits generated through the SBA PPP and government stimulus.
During the fourth quarter of 2022, the Bank announced that it had entered into a Purchase and Assumption Agreement providing for the sale of its Path Valley branch and associated deposit liabilities. At December 31, 2022, deposits of approximately $31.3 million are expected to be conveyed in the branch sale, are reported within total deposits at cost and are comprised of $23.5 million in interest-bearing deposits and $7.8 million in non-interest bearing deposits. The transaction is expected to close in the second quarter of 2023.
The following table presents average deposits for years ended December 31, 2022, 2021 and 2020.

	2022	2021	2020
Demand deposits	$557,142	$542,952	$381,869
Interest-bearing demand deposits	1,414,177	1,392,996	1,156,292
Savings deposits	232,660	202,371	163,133
Time deposits	273,276	360,264	452,298
Total deposits	$2,477,255	$2,498,583	$2,153,592

Average total deposits decreased by $21.3 million, or 1%, primarily due to a decrease in average time deposits of $87.0 million, or 24%, from 2021 to 2022, partially offset by increases in all other deposit types. The decrease in average time deposits is due to maturities.
Management evaluates its utilization of brokered deposits, taking into consideration the interest rate curve and regulatory views on non-core funding sources, and balances this funding source with its funding needs based on growth initiatives. The Company anticipates that loan growth will be funded through deposit generation by offering competitive rates, as well as reliance on FHLB borrowings. The Bank's brokered deposit balances, including the average balance, remained at zero at December 31, 2022 and 2021.
The Company had time deposits that meet or exceed the FDIC insurance limit of $250,000 of $36.5 million and $44.0 million at December 31, 2022 and 2021, respectively. Time deposits held for conveyance in the pending branch sale totaled $2.2 million at December 31, 2022. At December 31, 2022, the scheduled maturities of time deposits that meet or exceed the FDIC insurance limit or otherwise uninsured were as follows:

Three months or less	$14,027
Over three months through six months	4,662
Over six months through one year	11,638
Over one year	6,190
Total	$36,517

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
The Company also utilizes long-term debt, consisting principally of FHLB fixed and amortizing advances, to fund its balance sheet with original maturities greater than one year. The Company evaluates its funding needs, interest rate movements, the cost of options, and the availability of attractive structures when considering the timing and extent of when it enters into long-term borrowings.
FHLB advances and other borrowings increased by $104.2 million to $106.1 million at December 31, 2022 compared to $1.9 million at December 31, 2021. Due to the utilization of excess liquidity by individuals and businesses, increased competition for deposits and seasonal deposit declines, the Bank's deposit balances started to decline slightly during the fourth quarter of 2022. The Bank opted to borrow funds to provide additional liquidity to meet the credit needs of its clients.
In December 2018, the Company issued unsecured subordinated notes payable totaling $32.5 million, which mature on December 30, 2028, and the proceeds of which were designated for general corporate use, including funding of cash consideration for mergers and acquisitions. The subordinated notes have a fixed interest rate of 6.0% through December 30, 2023, which then converts to a variable rate, equivalent to the LIBOR fallback rate, or any replacement reference rate, plus 3.16% through maturity.
For additional information about borrowings, refer to Note 12, Short-Term Borrowings, Note 13, Long-Term Debt, and Note 14, Subordinated Notes, to the Consolidated Financial Statements appearing in Part II, Item 8, "Financial Statements and Supplementary Data."
Shareholders' Equity
Shareholders’ equity totaled $228.9 million at December 31, 2022, a decrease of $42.8 million, or 16%, from $271.7 million at December 31, 2021. The decrease in 2022 was primarily attributable to other comprehensive losses of $44.4 million due to an increase in unrealized losses on AFS securities and interest rate swaps designated as cash flow hedges, caused by a substantial increase in market interest rates, as well as dividends paid of $8.3 million and share-based compensation costs of $12.2 million, partially offset by net income of $22.0 million.
For the year ended December 31, 2022, total comprehensive loss was $22.3 million, a decrease of $56.3 million, from total comprehensive income of $34.0 million for the same period in 2021. This decrease was primarily due to an increase in unrealized losses on AFS securities, net of taxes, of $43.7 million and a decrease in net income of $10.8 million, due partially to the provision for legal settlement of $10.3 million and a restructuring charge of $2.5 million, both on an after-tax basis, compared to the same period in 2021. The unrealized losses included in the consolidated statements of comprehensive (loss) income are the result of the significant increase in market interest rates.
In September 2015, the Board of Directors authorized a stock repurchase program, which is more fully described in Item 5 under Issuer Purchases of Equity Securities. Subsequently on April 19, 2021, the Board of Directors authorized the additional future repurchase of up to 562,000 shares of its outstanding common stock. The maximum number of shares that may yet be purchased under the plan is 159,059 shares at December 31, 2022.

The following table includes additional information for shareholders’ equity for years ended December 31, 2022, 2021 and 2020.

	2022	2021	2020

Average shareholders’ equity	$244,281	$262,159	$226,900
Net income	22,037	32,881	26,463
Cash dividends paid	8,264	8,280	7,610
Average equity to average assets ratio	8.59%	9.06%	8.58%
Dividend payout ratio	36.39%	24.68%	28.12%
Return on average equity	9.02%	12.54%	11.66%

Capital Adequacy and Regulatory Matters
Capital management in a regulated financial services industry must properly balance return on equity to its shareholders while maintaining sufficient levels of capital and related risk-based regulatory capital ratios to satisfy statutory and regulatory requirements. The Company’s capital management strategies have been developed to provide attractive rates of returns to its shareholders, while maintaining a “well capitalized” position of regulatory strength.
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
The Parent Company and the Bank both have met all capital adequacy requirements to which they are subject at December 31, 2022 and 2021. At December 31, 2022 and 2021, the Bank was considered well capitalized under applicable banking regulations.
Tables presenting the Parent Company’s and the Bank’s capital amounts and ratios at December 31, 2022 and 2021 are included in Note 16, Shareholders' Equity and Regulatory Capital, to the Consolidated Financial Statements appearing in Part II, Item 8, "Financial Statements and Supplementary Data."
The Company routinely evaluates its capital levels in light of its risk profile to assess its capital needs. In addition to the minimum capital ratio requirement and minimum capital ratio to be well capitalized presented in the tables in Note 16, we must maintain a capital conservation buffer as noted in Item 1 - Business under the topic Basel III Capital Rules. At December 31, 2022, the Parent Company's and the Bank's capital conservation buffer, based on the most restrictive capital ratio, was 4.3% and 4.3%, respectively, which are above the regulatory requirement of 2.50% at December 31, 2022.
Liquidity and Rate Sensitivity
Liquidity. The primary function of asset/liability management is to ensure adequate liquidity and manage the Company’s sensitivity to changing interest rates. Liquidity management involves the ability to meet the cash flow requirements of clients who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Company's primary sources of funds consist of deposit inflows, loan repayments, borrowings from the FHLB of Pittsburgh and maturities and prepayments of investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's maximum borrowing capacity from the FHLB is $1.0 billion at December 31, 2022.
The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of its asset/liability management policy.
At December 31, 2022, outstanding loan commitments totaled $863.8 million, which included $206.1 million in undisbursed loans, $296.2 million in unused home equity lines of credit, $338.3 million in commercial lines of credit, and $23.2 million in performance standby letters of credit. Time deposits due within one year after December 31, 2022 totaled $179.0 million, or 71% of time deposits, which includes both clients with longer-term time deposits nearing maturity and the more recent time deposit offerings with terms of 18 months or less. If these maturing deposits do not remain with the Company, it may be required to seek other sources of funds, including other time deposits and lines of credit. Due to current market conditions, the Company has paid higher rates on such deposits during 2022 than it paid in 2021. The Company has the ability to attract and retain deposits by adjusting the interest rates it offers.
The Company's most liquid assets are cash and cash equivalents. The levels of these assets depend on the Company's operating, financing, lending and investing activities during any given period. At December 31, 2022, cash and cash equivalents totaled $60.8 million, compared with $208.7 million at December 31, 2021, which the decrease is due to the deployment of cash into higher yielding loans and investment securities. Available-for-sale securities, net of securities pledged to maintain liquidity facilities at the FHLB, provide additional sources of liquidity, and totaled $116.9 million at December 31, 2022. Also, at December 31, 2022, the Company had the ability to borrow up to a total of $1.0 billion from the FHLB of Pittsburgh, of which $108.3 million in advances and letters of credit were outstanding. The Company’s ability to borrow from the FHLB is dependent on having sufficient qualifying collateral, which generally consists of mortgage loans. In addition, the Company had $30.0 million in available unsecured lines of credit with other banks at December 31, 2022.
The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and interest on its borrowings. The Company also has repurchased shares of its common stock. The Company’s primary source of income is dividends received from the Bank. Restrictions on the Bank’s ability to dividend funds to the Company are described in Note 16, Shareholders' Equity and Regulatory Capital, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."
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
Contractual Obligations
The Company enters into contractual obligations in the normal course of business to fund loan growth, for asset/liability management purposes, to meet required capital needs and for other corporate purposes. The following table presents significant fixed and determinable contractual obligations of principal by payment date at December 31, 2022. In addition, at December 31, 2022, deposits of approximately $31.3 million are expected to be conveyed in connection with the Purchase and Assumption Agreement providing for the sale of the Bank's Path Valley branch. The transaction is expected to close in the second quarter of 2023.
Further discussion of the nature of each obligation is in the referenced Note to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data" referenced in the following table.

		Payments Due
	Note Reference	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total

Time deposits	10	$179,009	$63,298	$7,231	$1,463	$251,001
Short-term borrowings	12	121,935	—	—	—	121,935
Long-term debt	13	462	993	—	—	1,455
Subordinated notes	14	—	—	—	32,500	32,500
Operating lease obligations	5	1,153	2,380	2,500	8,187	14,220
Total		$302,559	$66,671	$9,731	$42,150	$421,111

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

The following table details significant commitments at December 31, 2022.

Contract or Notional Amount
Commitments to fund:
Home equity lines of credit	$296,213
1-4 family residential construction loans	49,538
Commercial real estate, construction and land development loans	156,560
Commercial, industrial and other loans	338,286
Standby letters of credit	23,229

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
Supplemental Reporting of Non-GAAP Measures
As a result of prior acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $21.8 million and $22.9 million at December 31, 2022 and 2021, respectively. Additionally, the Company incurred $3.2 million and $13.0 million in restructuring charges and a provision for legal settlement, respectively, during the year ended December 31, 2022.
Management believes providing certain “non-GAAP” information will assist investors in their understanding of the effect on recent financial results from non-recurring charges.
Tangible book value per common share and the impact of the restructuring charge and legal settlement on net income and associated ratios, as used by the Company in this supplemental reporting presentation, are determined by methods other than in accordance with GAAP. While the Company's management believes this information is a useful supplement to the GAAP-based measures reported in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, readers are cautioned that this non-GAAP disclosure has limitations as an analytical tool, should not be viewed as a substitute for financial measures determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of our results and financial condition as reported under GAAP, nor are such measures necessarily comparable to non-GAAP performance measures that may be presented by other companies. This supplemental presentation should not be construed as an inference that our future results will be unaffected by similar adjustments to be determined in accordance with GAAP. The decrease in tangible book value per share was primarily caused by the total comprehensive losses of $44.4 million during 2022 compared to total comprehensive income of $1.1 million during 2021. This decrease was primarily due to an increase in unrealized losses on AFS securities caused by the significant increase in market interest rates.

The following tables present the computation of each non-GAAP based measure shown together with its most directly comparable GAAP-based measure.

(Dollars, except per share amounts, and shares in thousands)	2022	2021	2020
Tangible book value per common share
Shareholders' equity (most directly comparable GAAP-based measure)	$228,896	$271,656	$246,249
Less: Goodwill	18,724	18,724	18,724
Other intangible assets	3,078	4,183	5,458
Related tax effect	(646)	(878)	(1,146)
Tangible common equity (non-GAAP)	$207,740	$249,627	$223,213

Common shares outstanding	10,671	11,183	11,201

Book value per share (most directly comparable GAAP based measure)	$21.45	$24.29	$21.98
Intangible assets per share	1.98	1.97	2.05
Tangible book value per share (non-GAAP)	$19.47	$22.32	$19.93

Adjusted Net Income and Adjusted Diluted Earnings Per Share	December 31,
(Dollars, except per share amounts, and shares in thousands)	2022
Net income (most directly comparable GAAP based measure)	$22,037
Plus: Restructuring charges	3,155
Plus: Provision for legal settlement	13,000
Less: Related tax effect	(3,393)
Adjusted net income (non-GAAP)	$34,799

Weighted average shares - diluted (most directly comparable GAAP-based measure)	10,706
Diluted earnings per share (most directly comparable GAAP-based measure)	2.06
Weighted average shares - diluted (non-GAAP)	10,706
Diluted earnings per share, adjusted (non-GAAP)	$3.25

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
We use simulation analysis to assess earnings at risk and net present value analysis to assess value at risk. These methods allow management to regularly monitor both the direction and magnitude of our interest rate risk exposure. These analyses require numerous assumptions including, but not limited to, changes in balance sheet mix, prepayment rates on loans and securities, cash flows and repricing of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity. Assumptions are based on management’s best estimates, but may not accurately reflect actual results under certain changes in interest rate due to the timing, magnitude and frequency of rate changes and changes in market conditions and management strategies, among other factors. However, the analyses are useful in quantifying risk and providing a relative gauge of our interest rate risk position over time.
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
The simulation analysis results are presented in the table below. At December 31, 2022, the results indicated the Company could experience interest income pressure as interest rates continue to rise. This is due to the fact that interest-bearing liabilities will begin repricing faster than interest-earning assets. The faster liability repricing combined with the composition of the balance sheet between fixed- and floating-rate assets has led to the Company becoming more liability sensitive as interest rates have risen. As such, if certain model assumptions occur, further increases in interest rates in a flat balance sheet scenario could negatively impact the Company's net interest income.
Economic Value
Net present value analysis provides information on the risk inherent in the balance sheet that might not be considered in the simulation analysis due to the short time horizon used in that analysis. The net present value of the balance sheet incorporates the discounted present value of expected asset cash flows minus the discounted present value of expected liability cash flows. The analysis involves changing the interest rates used in determining the expected cash flows and in discounting the cash flows. The resulting percentage change in net present value in various rate scenarios is an indication of the longer-term repricing risk and options embedded in the balance sheet.
The results at December 31, 2022 reflect the impact of the FOMC's interest rate increases to date. As the federal funds rate increases further, the increase in asset yields is countered by the model's acceleration in the cost of liabilities as compared to a slower realized pace so far in this rate cycle. To improve the comparability across periods, the Company strives to follow best practices related to the assumption setting and maintains the size and mix of the period end balance sheet; thus, the results do not reflect actions management may take through the normal course of business that would impact results.

Earnings at Risk			Value at Risk
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates	December 31, 2022	December 31, 2021	Change in Market Interest Rates	December 31, 2022	December 31, 2021

(100)	4.8%	(1.4)%	(100)	(9.3)%	(43.8)%
100	(2.6)%	3.7%	100	3.8%	25.8%
200	(6.1)%	6.7%	200	4.0%	41.2%

Further discussion related to the quantitative and qualitative disclosures about market risk is included under the heading of Liquidity and Rate Sensitivity in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SUMMARY OF QUARTERLY FINANCIAL DATA
The following table presents unaudited quarterly results of operations for years ended December 31.

	2022 Quarter Ended				2021 Quarter Ended
	December	September	June	March	December	September	June	March

Interest income	$32,095	$27,419	$25,350	$23,790	$23,919	$22,191	$23,656	$23,929
Interest expense	4,611	1,964	1,232	1,217	1,322	1,571	1,755	2,074
Net interest income	27,484	25,455	24,118	22,573	22,598	20,620	21,901	21,855
Provision for loan losses	585	1,500	1,775	300	1,100	365	625	(1,000)
Net interest income after provision for loan losses	26,899	23,955	22,343	22,273	21,498	20,255	21,276	22,855
Investment securities gains (losses)	3	(14)	(3)	(146)	3	479	11	145
Other noninterest income	6,223	6,072	7,197	7,620	7,290	7,172	6,653	7,399
Restructuring expenses	—	3,155	—	—	—	—	—	—
Provision for legal settlement	—	13,000	—	—	—	—	—	—
Other noninterest expenses	21,236	20,257	18,794	19,364	20,290	19,035	17,033	17,783
Income (loss) before income tax expense	11,889	(6,399)	10,743	10,383	8,501	8,871	10,907	12,616
Income tax expense (benefit)	2,263	(1,571)	1,872	2,015	1,795	1,679	2,131	2,409
Net income (loss)	$9,626	$(4,828)	$8,871	$8,368	$6,706	$7,192	$8,776	$10,207

Per share information:
Basic earnings (loss) per share (a)	$0.93	$(0.47)	$0.84	$0.77	$0.61	$0.66	$0.80	$0.93
Diluted earnings (loss) per share (a)	0.91	(0.47)	0.83	0.76	0.60	0.65	0.79	0.92
Dividends paid per share	0.19	0.19	0.19	0.19	0.19	0.19	0.18	0.18
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
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting at December 31, 2022, using the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that, at December 31, 2022, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework (2013).
Crowe LLP has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, as stated in their report dated March 16, 2023.

/s/ Thomas R. Quinn, Jr.	/s/ Neelesh Kalani
Thomas R. Quinn, Jr.	Neelesh Kalani
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

March 16, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors of Orrstown Financial Services, Inc.
Shippensburg, Pennsylvania

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Orrstown Financial Services, Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Loan Losses – Adjustments for Qualitative Factors
As more fully described in Note 1 and Note 3 to the consolidated financial statements, the Company estimates and records an allowance for loan losses for loans collectively evaluated for impairment by developing a loss rate based on historical losses and qualitative factors. Qualitative factors are used to adjust historical loss rates considering relevant factors such as nature and volume of loans; concentrations of credit and changes within credit concentrations; underwriting standards and recovery practices; delinquency trends; classified loan trends; experience, ability and depth of management/lending staff; quality of loan review; and national and local economic conditions. The application of the adjustments for qualitative factors to the historical loss rate calculation is subjective.
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

Washington, D.C.
March 16, 2023

Consolidated Balance Sheets
ORRSTOWN FINANCIAL SERVICES, INC.

	December 31,
(Dollars in thousands, except per share amounts)	2022	2021
Assets
Cash and due from banks	$28,477	$21,217
Interest-bearing deposits with banks	32,346	187,493
Cash and cash equivalents	60,823	208,710
Restricted investments in bank stocks	10,642	7,252
Securities available-for-sale (amortized cost of $563,278 and $466,806 at December 31, 2022 and 2021, respectively)	513,728	472,438
Loans held for sale, at fair value	10,880	8,868
Loans	2,151,232	1,979,986
Less: Allowance for loan losses	(25,178)	(21,180)
Net loans	2,126,054	1,958,806
Premises and equipment, net	29,328	34,045
Cash surrender value of life insurance	71,760	70,217
Goodwill	18,724	18,724
Other intangible assets, net	3,078	4,183
Accrued interest receivable	11,027	8,234
Deferred tax asset, net	24,031	11,648
Other assets	42,333	31,440
Total assets	$2,922,408	$2,834,565
Liabilities
Deposits:
Noninterest-bearing	$494,131	$553,238
Interest-bearing	1,950,807	1,911,691
Deposits held for assumption in connection with sale of bank branch	31,307	—
Total deposits	2,476,246	2,464,929
Securities sold under agreements to repurchase	17,251	23,301
FHLB advances and other	106,139	1,896
Subordinated notes	32,026	31,963
Other liabilities	61,850	40,820
Total liabilities	2,693,512	2,562,909

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value—$0.05205 stated value per share 50,000,000 shares authorized; 11,229,242 shares issued and 10,671,413 outstanding at December 31, 2022; 11,258,167 shares issued and 11,183,050 outstanding at December 31, 2021	584	586
Additional paid—in capital	189,264	189,689
Retained earnings	92,473	78,700
Accumulated other comprehensive (loss) income	(39,913)	4,449
Treasury stock— 557,829 and 75,117 shares, at cost, at December 31, 2022 and 2021, respectively	(13,512)	(1,768)
Total shareholders’ equity	228,896	271,656
Total liabilities and shareholders’ equity	$2,922,408	$2,834,565
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income
ORRSTOWN FINANCIAL SERVICES, INC.

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2022	2021	2020
Interest income
Loans	$93,528	$84,227	$87,492
Investment securities - taxable	10,237	6,622	10,458
Investment securities - tax-exempt	4,115	2,493	1,566
Short term investments	774	353	115
Total interest income	108,654	93,695	99,631
Interest expense
Deposits	6,337	4,199	12,009
Securities sold under agreements to repurchase	44	31	85
FHLB advances and other borrowings	630	482	1,924
Subordinated notes	2,013	2,009	2,006
Total interest expense	9,024	6,721	16,024
Net interest income	99,630	86,974	83,607
Provision for loan losses	4,160	1,090	5,325
Net interest income after provision for loan losses	95,470	85,884	78,282
Noninterest income
Service charges on deposit accounts	3,826	3,047	2,874
Interchange income	4,055	4,129	3,423
Other service charges and fees	788	646	683
Swap fee income	2,632	293	847
Trust and investment management income	7,631	7,896	6,912
Brokerage income	3,620	3,571	2,821
Mortgage banking activities	407	5,909	5,274
Gain on sale of portfolio loans	—	—	2,803
Income from life insurance	2,339	2,273	2,261
Investment securities (losses) gains	(160)	638	(16)
Other income	1,814	750	427
Total noninterest income	26,952	29,152	28,309
Noninterest expenses
Salaries and employee benefits	48,004	44,002	43,350
Occupancy	4,729	4,731	4,760
Furniture and equipment	5,083	5,115	4,756
Data processing	4,560	4,061	3,574
Automated teller and interchange fees	1,287	1,202	1,057
Advertising and bank promotions	2,264	2,178	1,660
FDIC insurance	1,083	816	686
Professional services	3,254	2,555	3,120
Directors' compensation	938	865	921
Taxes other than income	1,391	1,321	1,144
Intangible asset amortization	1,105	1,275	1,569
Provision for legal settlement	13,000	—	—
Restructuring expenses	3,155	—	1,310
Insurance claim recovery	—	—	(486)
Other operating expenses	5,953	6,020	6,659
Total noninterest expenses	95,806	74,141	74,080
Income before income tax expense	26,616	40,895	32,511
Income tax expense	4,579	8,014	6,048
Net income	$22,037	$32,881	$26,463
Per share information:
Basic earnings per share	$2.09	$3.00	$2.42
Diluted earnings per share	2.06	2.96	2.40
Dividends paid per share	0.76	0.74	0.68
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive (Loss) Income
ORRSTOWN FINANCIAL SERVICES, INC.

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Net income	$22,037	$32,881	$26,463
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities available-for-sale arising during the period	(55,342)	804	6,057
Reclassification adjustment for losses (gains) realized in net income	160	(638)	16
Net unrealized (losses) gains on securities available-for-sale	(55,182)	166	6,073
Tax effect	11,588	(35)	(1,275)
Total other comprehensive (loss) income, net of tax and reclassification adjustments on securities available-for-sale	(43,594)	131	4,798
Unrealized (losses) gains on interest rate swaps used in cash flow hedges	(972)	473	(1,347)
Reclassification adjustment for losses realized in net income	—	757	117
Net unrealized (losses) gains on interest rate swaps used in cash flow hedges	(972)	1,230	(1,230)
Tax effect	204	(258)	258
Total other comprehensive (loss) gain, net of tax and reclassification adjustments on interest rate swaps used in cash flow hedges	(768)	972	(972)
Total other comprehensive (loss) income, net of tax and reclassification adjustments	(44,362)	1,103	3,826
Total comprehensive (loss) income	$(22,325)	$33,984	$30,289
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity
ORRSTOWN FINANCIAL SERVICES, INC.

	Years Ended December 31, 2022, 2021 and 2020
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders’ Equity

Balance, January 1, 2020	$584	$188,365	$35,246	$(480)	$(466)	$223,249
Net income	—	—	26,463	—	—	26,463
Total other comprehensive income, net of taxes	—	—	—	3,826	—	3,826
Cash dividends ($0.68 per share)	—	—	(7,610)	—	—	(7,610)
Share-based compensation plans:
36,442 net common shares issued and 34,999 net treasury shares acquired, including compensation expense totaling $2,092	2	701	—	—	(382)	321
Balance, December 31, 2020	586	189,066	54,099	3,346	(848)	246,249
Net income	—	—	32,881	—	—	32,881
Total other comprehensive income, net of taxes	—	—	—	1,103	—	1,103
Cash dividends ($0.74 per share)	—	—	(8,280)	—	—	(8,280)
Share-based compensation plans:
1,121 net common shares issued and 19,388 net treasury shares acquired, including compensation expense totaling $1,949	—	623	—	—	(920)	(297)
Balance, December 31, 2021	586	189,689	78,700	4,449	(1,768)	271,656
Net income	—	—	22,037	—	—	22,037
Total other comprehensive loss, net of taxes	—	—	—	(44,362)	—	(44,362)
Cash dividends ($0.76 per share)	—	—	(8,264)	—	—	(8,264)
Share-based compensation plans:
28,925 net common shares acquired and 482,712 net treasury shares acquired, including compensation expense totaling $2,154	(2)	(425)	—	—	(11,744)	(12,171)
Balance, December 31, 2022	$584	$189,264	$92,473	$(39,913)	$(13,512)	$228,896
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows
ORRSTOWN FINANCIAL SERVICES, INC.

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Cash flows from operating activities
Net income	$22,037	$32,881	$26,463
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization (discount accretion)	1,893	(436)	(4,481)
Depreciation and amortization expense	4,620	5,305	6,573
Impairment of intangibles	—	—	153
Provision for loan losses	4,160	1,090	5,325
Share-based compensation	2,154	1,949	2,092
Gains on sales of loans originated for sale	(1,283)	(5,222)	(5,631)
Fair value adjustment on loans held for sale	1,373	255	(436)
Mortgage loans originated for sale	(82,708)	(197,167)	(207,051)
Proceeds from sales of loans originated for sale	77,291	204,102	208,987
Gains on sale of portfolio loans	(306)	—	(2,803)
Net (gain) loss on disposal of OREO and premises held for sale	—	(327)	152
Writedown of premises held for sale	1,297	—	544
Net loss on disposal of premises and equipment	530	22	2
Deferred income tax (benefit) expense	(591)	942	(1,973)
Investment securities losses (gains)	160	(638)	16
Provision for legal settlement	13,000	—	—
Payment of legal settlement	(13,000)	—	—
Return on investments in limited partnerships	(976)	—	—
Loss (gain) on derivative terminations	—	514	(226)
Income from life insurance	(2,339)	(2,273)	(2,261)
(Increase) decrease in accrued interest receivable	(2,793)	693	(2,887)
Increase in other liabilities	20,492	1,167	953
Other, net	(8,819)	(2,046)	6,660
Net cash provided by operating activities	36,192	40,811	30,171
Cash flows from investing activities
Proceeds from sales of AFS securities	31,330	149,038	—
Maturities, repayments and calls of AFS securities	50,105	39,082	56,239
Purchases of AFS securities	(181,529)	(195,049)	(26,691)
Net (purchases) redemptions of restricted investments in bank stocks	(3,390)	3,311	5,621
Net distributions from investments in limited partnerships	1,410	—	—
Net (increase) decrease in loans	(172,607)	1,396	(349,947)
Proceeds from sales of portfolio loans	4,443	385	22,665
Purchases of bank premises and equipment	(895)	(1,254)	(1,303)
Proceeds from disposal of OREO and premises held for sale	—	1,078	4,096
Purchases of bank owned life insurance	—	—	(3,636)
Death benefit proceeds from life insurance contracts	142	—	391
Net cash used in investing activities	(270,991)	(2,013)	(292,565)
(continued)

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Cash flows from financing activities
Net increase in deposits	11,307	108,020	481,277
Net increase (decrease) in borrowings with original maturities less than 90 days	98,634	3,835	(135,402)
Proceeds from FHLB advances and other borrowings	—	—	126,599
Payments on FHLB advances and other borrowings	(441)	(56,149)	(131,622)
Settlement of terminated derivatives	—	(525)	218
Dividends paid	(8,264)	(8,280)	(7,610)
Acquisition of treasury stock	(14,172)	(1,869)	(1,170)
Shares repurchased as treasury stock for employee taxes associated with restricted stock vesting	(285)	(514)	(717)
Proceeds from issuance of employee stock purchase plan shares	133	136	116
Net cash provided by financing activities	86,912	44,654	331,689
Net (decrease) increase in cash and cash equivalents	(147,887)	83,452	69,295
Cash and cash equivalents at beginning of year	208,710	125,258	55,963
Cash and cash equivalents at end of year	$60,823	$208,710	$125,258

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$8,721	$6,805	$16,665
Income taxes	4,900	4,400	550
Supplemental schedule of noncash investing and financing activities:
Loans transferred from LHFS to portfolio loans	1,510	—	—
Premises and equipment transferred to held for sale	2,991	—	—
Lease liabilities arising from obtaining ROU assets	94	2,865	400
Deposits held for assumption in connection with sale of bank branch	31,307	—	—

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
Nature of Operations – Orrstown Financial Services, Inc. is a financial holding company that operates Orrstown Bank, a commercial bank providing banking and financial advisory services in Berks, Cumberland, Dauphin, Franklin, Lancaster, Perry and York Counties, Pennsylvania, and in Anne Arundel, Baltimore, Howard and Washington Counties, Maryland. The Company operates in the community banking segment and engages in lending activities, including commercial, residential, commercial mortgages, construction, municipal, and various forms of consumer lending, and deposit services, including checking, savings, time, and money market deposits. The Company’s lending area also includes adjacent counties in Pennsylvania and Maryland, as well as Loudon County, Virginia and Berkeley, Jefferson and Morgan Counties, West Virginia. The Company also provides fiduciary services, investment advisory, insurance and brokerage services. Effective July 31, 2020, Wheatland Advisors, Inc., a registered investment advisor non-bank subsidiary, headquartered in Lancaster County, Pennsylvania was discontinued. The Company and the Bank are subject to regulation by certain federal and state agencies and undergo periodic examinations by such regulatory authorities.
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
Concentration of Credit Risk – The Company grants commercial, residential, construction, municipal, and various forms of consumer lending to clients primarily in its market area in south central Pennsylvania and in the greater Baltimore region and Washington County, Maryland, in addition to adjacent counties in Pennsylvania and Maryland, as well as Loudon County, Virginia and Berkeley, Jefferson and Morgan Counties, West Virginia. Therefore, the Company's exposure to credit risk is significantly affected by changes in the economy in those areas. Although the Company maintains a diversified loan portfolio, a significant portion of its clients’ ability to honor their contracts is dependent upon economic sectors for commercial real estate, including office space, retail strip centers, sales finance, sub-dividers and developers, and multi-family, hospitality, and residential building operators. Management evaluates each clients' creditworthiness on a case-by-case basis. The amount of collateral obtained upon the extension of credit is based on management’s credit evaluation of the client. Types of collateral held varies, but generally include real estate and equipment.
The types of securities the Company invests in are included in Note 2, Investment Securities, and the types of lending the Company engages in are included in Note 3, Loans and Allowance for Loan Losses.
Cash and Cash Equivalents – Cash and cash equivalents include cash, balances due from banks, federal funds sold and interest-bearing deposits due on demand, all of which have original maturities of 90 days or less. Net cash flows are reported for client loan and deposit transactions, loans held for sale, redemption (purchases) of restricted investments in bank stocks, and short-term borrowings.
Under the FRB regulations, the Bank generally had been required to maintain cash reserves against specified deposit liabilities. The FRB issued a final rule on December 22, 2020 that amended Regulation D by lowering the reserve requirement on all net transaction accounts maintained at depository institutions to 0%. Effective January 1, 2023, the FRB will establish the new reserve requirement exemption amount and low reserve tranche for 2023, but will not elevate the current reserve percentage of zero for depository institutions.
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
Investment Securities – The Company typically classifies debt securities as available-for-sale ("AFS") on the date of purchase. At December 31, 2022 and 2021, the Company had no held to maturity or trading securities. AFS securities are reported at fair value. Interest income and dividends on debt securities are recognized in interest income on an accrual basis. Purchase premiums and discounts on debt securities are amortized to interest income using the interest method over the terms of the investment securities and approximate the level yield method.
Changes in unrealized gains and losses, net of related deferred taxes, for AFS securities are recorded in AOCI. Realized gains and losses on securities are recorded on the trade date using the specific identification method and are included in noninterest income on the consolidated statements of income.
AFS securities include investments that management intends to use as part of its asset/liability management strategy. Investment securities may be sold in response to changes in interest rates, changes in prepayment rates and other factors. The Company does not have the intent to sell any of its AFS securities that are in an unrealized loss position and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.
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
The Company’s securities are exposed to various risks, such as interest rate risk, market risk, and credit risk. Due to the level of risk associated with certain investments and the level of uncertainty related to changes in the value of investments, it is at least reasonably possible that changes in risks in the near term would materially affect investment securities reported in the consolidated financial statements.
Loans Held for Sale – The Company has elected to record the mortgage loans held for sale portfolio at fair market value as opposed to the lower of cost or market. The Company economically hedges its residential loans held for sale portfolio with forward sale agreements, which are reported at fair value. A lower of cost or market accounting treatment would not allow the Company to record the excess of the fair market value over book value, but would require the Company to record the corresponding reduction in value on the hedges. Both the loans and related hedges are carried at fair value, which reduces earnings volatility as the amounts more closely offset, particularly in environments when interest rates are declining. For loans held for sale for which the fair value option has been elected, the aggregate fair value was less than the aggregate principal balance by $1.2 million and $150 thousand as of December 31, 2022 and 2021, respectively. There were no loans held for sale that were nonaccrual or 90 or more days past due as of December 31, 2022 and 2021. Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income. Interest income on these loans is recognized in interest and fees on loans in the consolidated statements of income.
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
In an effort to assist clients that were negatively impacted by the COVID-19 pandemic, the Bank offered various mitigation options, including a loan payment deferral program. Under this program, most commercial deferrals were for a 90-day period, while most consumer deferrals were for a 180-day period. In accordance with the revised Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus issued by the federal bank regulatory agencies on April 7, 2020, these deferrals are exempt from TDR status as they meet the specified requirements. As of December 31, 2021, the Company had a consumer loan under this deferral program of $56 thousand for which the deferral period subsequently expired in 2022. There were no loans under this deferral program as of December 31, 2022.
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
Loan Commitments and Related Financial Instruments – Financial instruments include off-balance sheet credit commitments issued to meet client financing needs, such as commitments to make loans and commercial letters of credit. These financial instruments are recorded when they are funded. The face amount represents the exposure to loss, before considering client collateral or ability to repay. The Company maintains a reserve for probable losses on off-balance sheet commitments, which is included in other liabilities on the consolidated balance sheets.
Loans Serviced – The Bank administers secondary market mortgage programs available through the FHLB and the Federal National Mortgage Association ("FNMA") and offers residential mortgage products and services to clients. The Bank originates single-family residential mortgage loans for sale in the secondary market and retains the servicing of those loans. At December 31, 2022 and 2021, the balance of loans serviced for others totaled $495.0 million and $502.5 million, respectively.
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
Changes to the fair value of derivatives designated and that qualify as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The Company discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period due to circumstances, such as the impact of the COVID-19 pandemic. Upon discontinuance, the associated gains and losses deferred in AOCI are reclassified immediately into earnings and subsequent changes in the fair value of the cash flow hedge are recognized in earnings. During 2022, the Company entered into two interest rate swaps designated as hedging instruments with a total notional value of $100.0 million for the purpose of hedging the variable cash flows of selected AFS securities or loans. The Company had no interest rate swaps designated as a hedging instrument at December 31, 2021.
Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps and interest rate caps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps and interest rate caps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. At December 31, 2022 and 2021, the Company had interest rate swaps and interest rate caps not designated as hedges with total notional value of $268.8 million and $75.8 million, respectively.
The Company also may enter into risk participation agreements with a financial institution counterparty for an interest rate derivative contract related to a loan in which the Company may be a participant or the agent bank. The risk participation agreement provides credit protection to the agent bank should the borrower fail to perform on its interest rate derivative contracts with the agent bank. The Company manages its credit risk on risk participation agreements by monitoring the creditworthiness of the borrower, which follows the same credit review process as derivative instruments entered into directly with the borrower. The notional amount of a risk participation agreement reflects the Company's pro-rata share of the derivative instrument, consistent with its share of the related participated loan. Changes in the fair value of the risk participation agreement are recognized directly into earnings. At December 31, 2022 and 2021, the Company had a risk participation with sold protection with a notional value of $29.0 million and $15.9 million, respectively, and a risk participation with purchased protection with a notional value of $4.9 million and zero at December 31, 2022 and 2021, respectively.
As a part of its normal residential mortgage operations, the Company will enter into an interest rate lock commitment with a potential borrower. The Company may enter into a corresponding commitment with an investor to sell that loan at a specific price shortly after origination. In accordance with FASB ASC 820, adjustments are recorded through earnings to account for the net change in fair value of these held for sale loans. The fair value of held for sale loans can vary based on the interest rate locked with the customer and the current market interest rate at the balance sheet date. At December 31, 2022 and 2021, the Company had interest rate lock commitments with a notional value of $1.4 million and $16.6 million, respectively, and forward sale loan commitments with a notional value of $3.5 million and $8.7 million, respectively.
Premises and Equipment – Buildings, improvements, equipment, and furniture and fixtures are carried at cost less accumulated depreciation and amortization. Land is carried at cost. Depreciation and amortization has been recognized generally on the straight-line method and is computed over the estimated useful lives of the various assets as follows: buildings and improvements, including leasehold improvements – 10 to 40 years; and furniture and equipment – 3 to 15 years. Leasehold improvements are amortized over the shorter of the lease term or the indicated life. Repairs and maintenance are charged to operations as incurred, while additions and improvements are typically capitalized. Gains or losses on the retirement or disposal of individual assets is recorded as income or expense in the period of retirement or disposal. Premises no longer in use and held for sale are included in other assets on the consolidated balance sheets at the lower of carrying value or fair value and no depreciation is charged on them. At December 31, 2022 and 2021, premises held for sale totaled $2.0 million and $321 thousand, respectively.
Leases - The Company evaluates its contracts at inception to determine if an arrangement either is a lease or contains one. Operating lease ROU assets are included in other assets and operating lease liabilities in accrued interest payable and other liabilities in the consolidated balance sheets. The Company had no finance leases at December 31, 2022.
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

The Company's operating leases relate primarily to bank branches and office space. The difference between the lease assets and lease liabilities primarily consists of deferred rent liabilities to reduce the measurement of the lease assets.
Goodwill and Other Intangible Assets – Goodwill is calculated as the purchase premium, if any, after adjusting for the fair value of net assets acquired in purchase transactions. Goodwill is not amortized, but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual or other legal rights. The Company’s other intangible assets have finite lives and are amortized on either an accelerated amortization method or straight-line basis over their estimated lives, generally 10 years for deposit premiums and 10 to 15 years for other client relationship intangibles.
Mortgage Servicing Rights – The estimated fair value of MSRs related to loans sold and serviced by the Company is recorded as an asset upon the sale of such loans. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are evaluated periodically for impairment by comparing the carrying amount to estimated fair value. Fair value is determined periodically through a discounted cash flow valuation performed by a third party. Significant inputs to the valuation include expected servicing income, net of expense, the discount rate and the expected life of the underlying loans. To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment through a charge against servicing income on the consolidated statements of income. If the Company determines, based on subsequent valuations, that the impairment no longer exists or is reduced, the valuation allowance is reduced through a credit to earnings. MSRs, net of the valuation allowance, totaled $4.0 million at both December 31, 2022 and December 31, 2021, and are included in other assets on the consolidated balance sheets.
Foreclosed Real Estate – Real estate acquired through foreclosure or other means is initially recorded at the fair value of the related real estate collateral at the transfer date less estimated selling costs, and subsequently at the lower of its carrying value or fair value less estimated costs to sell. Fair value is determined based on an independent third party appraisal of the property or, when appropriate, a recent sales offer. Costs to maintain such real estate are expensed as incurred. Costs that significantly improve the value of the properties are capitalized. The Company had no real estate acquired through foreclosure or other means at December 31, 2022 and 2021.
Investments in Real Estate Partnerships – The Company has a 99% limited partnership interest in several real estate partnerships in central Pennsylvania. These investments are affordable housing projects, which entitle the Company to tax deductions and credits that expire through 2025. The Company accounts for its investments in affordable housing projects under the proportional amortization method when the criteria are met, which is limited to one investment at December 31, 2022. There are five other investments accounted for under the equity method of accounting. The investment in these real estate partnerships, included in other assets on the consolidated balance sheets, totaled $2.1 million and $2.6 million at December 31, 2022 and 2021, respectively, of which $707 thousand and $921 thousand are accounted for under the proportional amortization method.
Equity method losses totaled $274 thousand, $272 thousand and $299 thousand for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in other noninterest income on the consolidated statements of income. Proportional amortization method losses totaled $214 thousand for the years ended December 31, 2022, 2021 and 2020, and are included in income tax expense on the consolidated statements of income. During 2022, 2021 and 2020, the Company recognized federal tax credits from these projects totaling $260 thousand, $315 thousand and $460 thousand, respectively, which are included in income tax expense on the consolidated statements of income.
Advertising – The Company expenses advertising as incurred. Advertising expense totaled $482 thousand, $677 thousand and $392 thousand for the years ended December 31, 2022, 2021 and 2020, respectively.
Repurchase Agreements – The Company may enter into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities which are included in short-term borrowings on the consolidated balance sheets. Under these agreements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability on the Company’s consolidated balance sheets, while the securities underlying the repurchase agreements remaining are reflected in AFS securities. The repurchase obligation and underlying securities are not offset or netted as the Company does not enter into reverse repurchase agreements.
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

Stock Compensation Plans – The Company has stock compensation plans that cover employees and non-employee directors. Compensation expense relating to share-based payment transactions is measured based on the grant date fair value of the share award, including a Black-Scholes model for stock options. Compensation expense for all stock awards is calculated and recognized over the employees’ or non-employee directors' service period, generally defined as the vesting period. There were no outstanding and exercisable stock options at December 31, 2022 and 2021.
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
The Company may earn federal tax credits from its investments in real estate and solar tax equity partnerships. The Company accounts for its investments in affordable housing projects under the proportional amortization method when the criteria are met and under the deferral method of accounting for its solar tax equity investments.
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
Earnings Per Share – Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Restricted stock awards are included in weighted average common shares outstanding as they are earned. Diluted earnings per share includes additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options and restricted stock awards and are determined using the treasury stock method. Treasury shares are not deemed outstanding for earnings per share calculations. There were no outstanding and exercisable stock options at December 31, 2022 and 2021.
Comprehensive Income – Comprehensive income consists of net income and OCI. Unrealized gains (losses) on AFS securities and interest rate swaps used in cash flow hedges, net of tax, were the components of AOCI at December 31, 2022 and 2021. The Company had no interest rate swaps designated as a hedging instrument at December 31, 2021.
Fair Value – Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in the Note 19 to the consolidated financial statements. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.
Segment Reporting – The Company operates in one segment – Community Banking. The Company’s non-community banking activities are insignificant to the consolidated financial statements.
Recent Accounting Pronouncements - ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The amendments in this update require an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today are still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the amendments in this update amend the accounting for credit losses on AFS debt securities and purchased financial assets with credit deterioration. For certain public companies, this update was effective for interim and annual periods beginning after December 15, 2019. The implementation deadline of ASU 2016-13 was extended for smaller reporting and other companies until the fiscal year and interim periods beginning after December 15, 2022. The Company will implement ASU 2016-13 effective January 1, 2023.
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
To implement the new standard, the Company established a cross-discipline governance structure, which included a dedicated working group and a CECL Committee consisting of members from different functions including Finance, Credit, Risk and Lending, who will provide implementation oversight and review policy elections, key assumptions, processes, and model results. The working group is responsible for the implementation process that includes developing the loan segmentation, data sourcing and validation, loss driver inputs, qualitative factors, parallel model runs, scenario testing and back testing.
The Company is utilizing a third-party vendor to assist in the implementation process of its new model to calculate credit losses over the estimated life of the applicable financial assets. The Company elected to use the discounted cash flow (“DCF”) methodology for the quantitative analysis for the majority of its loan segments, which applies the probability of default and loss given default factors to future cash flows, and then adjusts to the net present value to derive the required reserve. Reasonable and supportable macroeconomic conditions include unemployment and gross domestic product. Model assumptions include the discount rate, prepayments and curtailments. The development and validation of credit models also included determining the length of the reasonable and supportable forecast and regression period and utilizing national peer group’s historical loss rates. In addition, the remaining life methodology was selected for the consumer loan segments as practical expediency and based on the risk characteristics.
The Company has completed parallel model runs, and continues to test and refine the credit loss models in parallel with the existing incurred loss approach. In addition, the Company is in the process of finalizing the review of the most recent model run and certain assumptions, completing policies, procedures and control enhancements, and concluding model validation by another third-party vendor. The status of the Company's implementation has been periodically presented to the Enterprise Risk Committee and Audit Committee. The Company expects to recognize a one-time cumulative-effect adjustment to the allowance for credit losses as of the January 1, 2023 date of adoption of the new standard, which is estimated to be between $2.0 million and $4.0 million. The Company will be electing the three-year phase in option of the day-one impact of this standard to regulatory capital.
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
In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). ASU 2022-02 eliminates the troubled debt restructuring accounting model, and requires that the Company evaluate, based on the accounting for loan modifications, whether the modification results in a more-than-insignificant direct change in the contractual cash flows and represents a new loan or a continuation of an existing loan. This change will require all loan modifications to be accounted for under the general loan modification guidance in Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs, and subject entities to new disclosure requirements on loan modifications to borrowers experiencing financial difficulty. For entities that have adopted Topic 326, ASU 2022-02 is effective for periods beginning after December 15, 2022. For entities adopting Topic 326 in periods after December 15, 2022, ASU 2022-02 is effective when the company adopts Topic 326. The Company will implement ASU 2022-02 effective January 1, 2023. The adoption of ASU No. 2022-02 is not expected to have a significant impact on the Company’s consolidated financial statements.

NOTE 2. INVESTMENT SECURITIES
At December 31, 2022 and 2021, all investment securities were classified as AFS. The following table summarizes amortized cost and fair value of AFS securities, and the corresponding amounts of gross unrealized gains and losses recognized in AOCI at December 31, 2022 and 2021.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
U.S. Treasury securities	$20,070	$—	$2,779	$17,291
U.S. government agencies	4,907	228	—	5,135
States and political subdivisions	225,825	19	28,430	197,414
GSE residential MBSs	63,778	—	4,376	59,402
GSE residential CMOs	75,446	—	7,068	68,378
Non-agency CMOs	42,298	243	2,783	39,758
Asset-backed	130,577	—	4,604	125,973
Other	377	—	—	377
Totals	$563,278	$490	$50,040	$513,728
December 31, 2021
U.S. Treasury securities	$20,084	$—	$382	$19,702
States and political subdivisions	185,437	8,606	673	193,370
GSE residential MBSs	41,260	44	578	40,726
GSE residential CMOs	66,430	436	944	65,922
Non-agency CMOs	30,676	—	978	29,698
Asset-backed	122,520	401	300	122,621
Other	399	—	—	399
Totals	$466,806	$9,487	$3,855	$472,438

The following table summarizes investment securities with unrealized losses at December 31, 2022 and 2021, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
December 31, 2022
U.S. Treasury securities	—	$—	$—	3	$17,291	$2,779	3	$17,291	$2,779
States and political subdivisions	29	135,579	13,809	17	60,102	14,621	46	195,681	28,430
GSE residential MBSs	5	26,100	925	10	33,302	3,451	15	59,402	4,376
GSE residential CMOs	8	28,732	1,884	9	39,646	5,184	17	68,378	7,068
Non-agency CMOs	4	26,555	1,135	2	8,639	1,648	6	35,194	2,783
Asset-backed	17	78,873	2,432	5	47,100	2,172	22	125,973	4,604
Totals	63	$295,839	$20,185	46	$206,080	$29,855	109	$501,919	$50,040
December 31, 2021
U.S. Treasury securities	3	$19,702	$382	—	$—	$—	3	$19,702	$382
States and political subdivisions	12	45,522	673	—	—	—	12	45,522	673
GSE residential MBSs	9	37,899	578	—	—	—	9	37,899	578
GSE residential CMOs	7	41,163	944	—	—	—	7	41,163	944
Non-agency CMOs	3	24,661	978	—	—	—	3	24,661	978
Asset-backed	3	21,245	138	3	34,180	162	6	55,425	300
Totals	37	$190,192	$3,693	3	$34,180	$162	40	$224,372	$3,855

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
At December 31, 2022, 2021 and 2020, the Company had no cumulative OTTI. During 2022, unrealized losses were substantially higher due to market uncertainty resulting from inflation and rising interest rates.
U.S. Treasury Securities. The unrealized losses presented in the table above have been caused by an increase in rates from the time these securities were purchased. Management considers the full faith and credit of the U.S. government in determining whether a security is OTTI. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at December 31, 2022 and 2021.
States and Political Subdivisions. The unrealized losses presented in the table above have been caused by a widening of spreads and/or a rise in interest rates from the time these securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is OTTI. As of December 31, 2022 and 2021, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend to sell nor will it be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.
GSE Residential CMOs and GSE Residential MBS. The unrealized losses presented in the table above have been caused by a widening of spreads and/or a rise in interest rates from the time these securities were purchased. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than its par value basis. As of December 31, 2022 and 2021, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend to sell nor will it be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.
Non-agency CMOs. The unrealized losses presented in the table above were caused by a widening of spreads and a rise in interest rates from the time the securities were purchased. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at December 31, 2022 and 2021. For the year ended December 31, 2022, the Company recognized a loss of $171 thousand on the call of a non-agency CMO security at a price below its par value of $14.7 million, The realized loss was included in securities gains and losses in noninterest income in the consolidated statements of income.
Asset-backed. The unrealized losses presented in the table above have been caused by a widening of spreads from the time the securities were purchased. Management considers the investment rating and other credit support in determining whether a security is other-than-temporarily impaired. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at December 31, 2022 and 2021.

The following table summarizes amortized cost and fair value of investment securities by contractual maturity at December 31, 2022. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$249	$249
Due after one year through five years	6,403	6,043
Due after five years through ten years	83,348	72,161
Due after ten years	161,179	141,764
CMOs and MBSs	181,522	167,538
Asset-backed	130,577	125,973
	$563,278	$513,728
The following table summarizes proceeds from sales of investment securities and gross gains and gross losses for the years ended December 31, 2022, 2021 and 2020.

	2022	2021	2020
Proceeds from sale of investment securities	$31,330	$149,038	$—
Gross gains	35	1,847	—
Gross losses	25	1,209	16
During the year ended December 31, 2022, the Company recorded net investment security gains of $10 thousand compared to a net gain of $638 thousand for year ended December 31, 2021. A net loss of $16 thousand was recorded for year ended December 31, 2020 to adjust an equity security to market value. During 2022, the principal balance of $31.3 million of 19 securities were sold for proceeds of $31.3 million compared to 18 securities with a principal balance of $148.4 million that were sold for proceeds of $149.0 million during 2021. The Company recorded a loss of $171 thousand on the aforementioned call of a non-agency CMO for the year ended December 31, 2022. Investment securities with a fair value of $396.8 million and $295.6 million at December 31, 2022 and 2021, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

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
Commercial and industrial loans include advances to local and regional businesses for general commercial purposes and include permanent and short-term working capital, machinery and equipment financing, and may be either in the form of lines of credit or term loans. Although commercial and industrial loans may be unsecured to our highest-rated borrowers, the majority of these loans are secured by the borrower’s accounts receivable, inventory and machinery and equipment. In a significant number of these loans, the collateral also includes the business real estate or the business owner’s personal real estate or assets. Commercial and industrial loans present credit exposure to the Company, as they are more susceptible to risk of loss during a downturn in the economy as borrowers may have greater difficulty in meeting their debt service requirements and the value of the collateral may decline. The Company attempts to mitigate this risk through its underwriting standards, including evaluating the creditworthiness of the borrower and, to the extent available, credit ratings on the business. Additionally, monitoring of the loans through annual renewals and meetings with the borrowers are typical. However, these procedures cannot eliminate the risk of loss associated with commercial and industrial lending. At December 31, 2022 and 2021, commercial and industrial loans include $13.8 million and $189.9 million, respectively, of loans, net of deferred fees and costs, originated through the SBA PPP. At December 31, 2022, the Bank has $262 thousand of net deferred SBA PPP fees remaining to be recognized through net interest income. The timing of the recognition of these fees is dependent upon the loan forgiveness process established by the SBA. As these loans are 100% guaranteed by the SBA, there is no associated allowance for loan losses at December 31, 2022 and 2021.
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

The following table presents the loan portfolio by segment and class, excluding residential LHFS, at December 31, 2022 and 2021.

	2022	2021
Commercial real estate:
Owner-occupied	$315,770	$238,668
Non-owner occupied	608,043	551,783
Multi-family	138,832	93,255
Non-owner occupied residential	104,604	106,112
Acquisition and development:
1-4 family residential construction	25,068	12,279
Commercial and land development	158,308	93,925
Commercial and industrial (1)	357,774	485,728
Municipal	12,173	14,989
Residential mortgage:
First lien	229,849	198,831
Home equity – term	5,505	6,081
Home equity – lines of credit	183,241	160,705
Installment and other loans	12,065	17,630
Total loans	$2,151,232	$1,979,986
(1) This balance includes $13.8 million and $189.9 million of SBA PPP loans, net of deferred fees and costs, at December 31, 2022 and 2021, respectively.
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

The following summarizes the Company’s loan portfolio ratings based on its internal risk rating system at December 31, 2022 and 2021:

	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	PCI Loans	Total
December 31, 2022
Commercial real estate:
Owner-occupied	$305,159	$2,109	$3,532	$2,767	$—	$2,203	$315,770
Non-owner occupied	601,244	4,243	2,273	—	—	283	608,043
Multi-family	130,851	7,739	242	—	—	—	138,832
Non-owner occupied residential	102,674	810	482	81	—	557	104,604
Acquisition and development:
1-4 family residential construction	25,068	—	—	—	—	—	25,068
Commercial and land development	142,424	458	—	15,426	—	—	158,308
Commercial and industrial	331,103	17,579	7,013	31	—	2,048	357,774
Municipal	12,173	—	—	—	—	—	12,173
Residential mortgage:
First lien	222,849	—	215	2,520	—	4,265	229,849
Home equity – term	5,485	—	—	5	—	15	5,505
Home equity – lines of credit	182,801	—	45	395	—	—	183,241
Installment and other loans	12,017	—	—	40	—	8	12,065
	$2,073,848	$32,938	$13,802	$21,265	$—	$9,379	$2,151,232

December 31, 2021
Commercial real estate:
Owner-occupied	$219,250	$7,239	$6,087	$3,763	$—	$2,329	$238,668
Non-owner occupied	528,010	23,297	166	—	—	310	551,783
Multi-family	84,414	8,238	603	—	—	—	93,255
Non-owner occupied residential	102,588	1,065	1,153	122	—	1,184	106,112
Acquisition and development:
1-4 family residential construction	12,279	—	—	—	—	—	12,279
Commercial and land development	92,049	1,385	491	—	—	—	93,925
Commercial and industrial	470,579	7,917	4,720	250	—	2,262	485,728
Municipal	14,989	—	—	—	—	—	14,989
Residential mortgage:
First lien	191,386	—	225	2,635	—	4,585	198,831
Home equity – term	6,058	—	—	7	—	16	6,081
Home equity – lines of credit	160,203	20	46	436	—	—	160,705
Installment and other loans	17,584	—	—	40	—	6	17,630
	$1,899,389	$49,161	$13,491	$7,253	$—	$10,692	$1,979,986

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
At December 31, 2022 and 2021, nearly all of the Company’s loan impairments were measured based on the estimated fair value of the collateral securing the loan, except for TDRs. By definition, TDRs are considered impaired. All TDR impairment analyses are initially based on discounted cash flows for those loans. For real estate loans, collateral generally consists of commercial real estate or 1-4 family residential properties, but in the case of commercial and industrial loans, it could also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
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
The following table, which excludes accruing PCI loans, summarizes impaired loans by segment and class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at December 31, 2022 and 2021. The recorded investment in loans excludes accrued interest receivable due to insignificance. Related allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending and any partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
December 31, 2022
Commercial real estate:
Owner-occupied	$—	$—	$—	$2,767	$3,799
Non-owner occupied residential	—	—	—	81	207
Acquisition and development:
Commercial and land development	—	—	—	15,426	15,426
Commercial and industrial	—	—	—	31	112
Residential mortgage:
First lien	178	178	28	2,342	3,126
Home equity—term	—	—	—	5	8
Home equity—lines of credit	—	—	—	395	684
Installment and other loans	—	—	—	40	40
	$178	$178	$28	$21,087	$23,402
December 31, 2021
Commercial real estate:
Owner-occupied	$—	$—	$—	$3,763	$4,902
Non-owner occupied residential	—	—	—	122	259
Commercial and industrial	—	—	—	250	547
Residential mortgage:
First lien	341	341	28	2,294	3,337
Home equity—term	—	—	—	7	10
Home equity—lines of credit	—	—	—	436	653
Installment and other loans	—	—	—	40	40
	$341	$341	$28	$6,912	$9,748

The following table, which excludes accruing PCI loans, summarizes the average recorded investment in impaired loans and related recognized interest income for the years ended December 31, 2022, 2021 and 2020.

	2022		2021		2020
	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Commercial real estate:
Owner-occupied	$3,050	$—	$3,825	$1	$4,636	$1
Non-owner occupied	—	—	—	—	83	—
Multi-family	—	—	—	—	205	—
Non-owner occupied residential	96	—	225	—	388	—
Acquisition and development:
Commercial and land development	1,187	—	187	—	641	—
Commercial and industrial	109	—	3,030	—	1,196	—
Residential mortgage:
First lien	2,389	33	2,539	43	2,995	48
Home equity – term	6	—	11	—	11	—
Home equity – lines of credit	405	—	521	—	692	1
Installment and other loans	44	—	25	—	25	—
	$7,286	$33	$10,363	$44	$10,872	$50

The following table presents impaired loans that are TDRs, with the recorded investment at December 31, 2022 and 2021.

	2022		2021
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing:
Residential mortgage:
First lien	8	682	8	804
	8	682	8	804
Nonaccruing:
Residential mortgage:
First lien	4	212	5	285
Installment and other loans	1	2	—	—
	5	214	5	285
	13	$896	13	$1,089

The following table presents the number of loans modified as TDRs, and their pre-modification and post-modification investment balances for the year ended December 31, 2022. There were two new TDRs, both on non-accrual status for the year ended December 31, 2022. During 2022, one of the two new TDRs was paid off in full. There were no loans modified as TDRs during 2021 and 2020.
The loan presented in the table below was considered a TDR as a result of the Company agreeing to a below market interest rate given the risk of the transaction and a term extension, in order to give the borrowers an opportunity to improve their cash flows. For new and accruing TDRs, impairment is generally assessed using a discounted cash flow analysis. For TDRs in default of their modified terms, impairment is generally determined on a collateral dependent approach.

	Number of Contracts	Pre- Modification Investment Balance	Post- Modification Investment Balance
December 31, 2022
Installment and other loans	1	$5	$2

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on their delinquencies. The following table presents the classes of the loan portfolio summarized by aging categories of performing loans and nonaccrual loans at December 31, 2022 and 2021.

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
December 31, 2022
Commercial real estate:
Owner-occupied	$310,769	$31	$—	$—	$31	$2,767	$313,567
Non-owner occupied	607,760	—	—	—	—	—	607,760
Multi-family	138,832	—	—	—	—	—	138,832
Non-owner occupied residential	103,782	184	—	—	184	81	104,047
Acquisition and development:
1-4 family residential construction	24,622	446	—	—	446	—	25,068
Commercial and land development	142,613	269	—	—	269	15,426	158,308
Commercial and industrial	355,179	464	52	—	516	31	355,726
Municipal	12,173	—	—	—	—	—	12,173
Residential mortgage:
First lien	219,715	3,485	414	132	4,031	1,838	225,584
Home equity – term	5,485	—	—	—	—	5	5,490
Home equity – lines of credit	181,350	1,395	101	—	1,496	395	183,241
Installment and other loans	11,953	64	—	—	64	40	12,057
Subtotal	2,114,233	6,338	567	132	7,037	20,583	2,141,853
Loans acquired with credit deterioration:
Commercial real estate:
Owner-occupied	2,203	—	—	—	—	—	2,203
Non-owner occupied	283	—	—	—	—	—	283
Non-owner occupied residential	452	—	—	105	105	—	557
Commercial and industrial	2,048	—	—	—	—	—	2,048
Residential mortgage:
First lien	3,657	327	79	202	608	—	4,265
Home equity – term	15	—	—	—	—	—	15
Installment and other loans	8	—	—	—	—	—	8
Subtotal	8,666	327	79	307	713	—	9,379
	$2,122,899	$6,665	$646	$439	$7,750	$20,583	$2,151,232

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
December 31, 2021
Commercial real estate:
Owner-occupied	$231,371	$314	$—	$891	$1,205	$3,763	$236,339
Non-owner occupied	551,473	—	—	—	—	—	551,473
Multi-family	93,255	—	—	—	—	—	93,255
Non-owner occupied residential	104,645	161	—	—	161	122	104,928
Acquisition and development:
1-4 family residential construction	12,279	—	—	—	—	—	12,279
Commercial and land development	93,793	132	—	—	132	—	93,925
Commercial and industrial	483,088	128	—	—	128	250	483,466
Municipal	14,989	—	—	—	—	—	14,989
Residential mortgage:
First lien	189,043	2,995	281	96	3,372	1,831	194,246
Home equity – term	6,042	16	—	—	16	7	6,065
Home equity – lines of credit	159,628	641	—	—	641	436	160,705
Installment and other loans	17,467	109	8	—	117	40	17,624
Subtotal	1,957,073	4,496	289	987	5,772	6,449	1,969,294
Loans acquired with credit deterioration:
Commercial real estate:
Owner-occupied	2,329	—	—	—	—	—	2,329
Non-owner occupied	310	—	—	—	—	—	310
Non-owner occupied residential	479	—	587	118	705	—	1,184
Commercial and industrial	2,262	—	—	—	—	—	2,262
Residential mortgage:
First lien	3,937	387	166	95	648	—	4,585
Home equity – term	15	—	—	1	1	—	16
Installment and other loans	6	—	—	—	—	—	6
Subtotal	9,338	387	753	214	1,354	—	10,692
	$1,966,411	$4,883	$1,042	$1,201	$7,126	$6,449	$1,979,986

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
All factors noted above were evaluated and remained unchanged during the year ended December 31, 2022, except for a reduction in the National and Local Economic Conditions factor during the first quarter of 2022. This factor had been increased previously for economic concerns in the commercial real estate portfolio associated with the COVID-19 pandemic. The additional allocation was removed during 2022 as these concerns had subsided.

The following table presents activity in the ALL for the years ended December 31, 2022, 2021 and 2020.

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2022
Balance, beginning of year	$12,037	$2,062	$3,814	$30	$17,943	$2,785	$215	$3,000	$237	$21,180
Provision for loan losses	1,489	1,142	640	(6)	3,265	669	218	887	8	4,160
Charge-offs	—	—	—	—	—	(50)	(360)	(410)	—	(410)
Recoveries	32	10	51	—	93	40	115	155	—	248
Balance, end of year	$13,558	$3,214	$4,505	$24	$21,301	$3,444	$188	$3,632	$245	$25,178
December 31, 2021
Balance, beginning of year	$11,151	$1,114	$3,942	$40	$16,247	$3,362	$324	$3,686	$218	$20,151
Provision for loan losses	710	938	23	(10)	1,661	(517)	(73)	(590)	19	1,090
Charge-offs	(293)	—	(663)	—	(956)	(92)	(70)	(162)	—	(1,118)
Recoveries	469	10	512	—	991	32	34	66	—	1,057
Balance, end of year	$12,037	$2,062	$3,814	$30	$17,943	$2,785	$215	$3,000	$237	$21,180
December 31, 2020
Balance, beginning of year	$7,634	$959	$2,356	$100	$11,049	$3,147	$319	$3,466	$140	$14,655
Provision for loan losses	2,745	146	2,096	(60)	4,927	203	117	320	78	5,325
Charge-offs	(3)	—	(748)	—	(751)	(114)	(146)	(260)	—	(1,011)
Recoveries	775	9	238	—	1,022	126	34	160	—	1,182
Balance, end of year	$11,151	$1,114	$3,942	$40	$16,247	$3,362	$324	$3,686	$218	$20,151

The following table summarizes the ending loan balances individually evaluated for impairment based upon loan segment, as well as the related ALL loss allocation for each at December 31, 2022 and 2021. Accruing PCI loans are excluded from loans individually evaluated for impairment.

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2022
Loans allocated by:
Individually evaluated for impairment	$2,848	$15,426	$31	$—	$18,305	$2,920	$40	$2,960	$—	$21,265
Collectively evaluated for impairment	1,164,401	167,950	357,743	12,173	1,702,267	415,675	12,025	427,700	—	2,129,967
	$1,167,249	$183,376	$357,774	$12,173	$1,720,572	$418,595	$12,065	$430,660	$—	$2,151,232
Allowance for loan losses allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$28	$—	$28	$—	$28
Collectively evaluated for impairment	13,558	3,214	4,505	24	21,301	3,416	188	3,604	245	25,150
	$13,558	$3,214	$4,505	$24	$21,301	$3,444	$188	$3,632	$245	$25,178
December 31, 2021
Loans allocated by:
Individually evaluated for impairment	$3,885	$—	$250	$—	$4,135	$3,078	$40	$3,118	$—	$7,253
Collectively evaluated for impairment	985,933	106,204	485,478	14,989	1,592,604	362,539	17,590	380,129	—	1,972,733
	$989,818	$106,204	$485,728	$14,989	$1,596,739	$365,617	$17,630	$383,247	$—	$1,979,986
Allowance for loan losses allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$28	$—	$28	$—	$28
Collectively evaluated for impairment	12,037	2,062	3,814	30	17,943	2,757	215	2,972	237	21,152
	$12,037	$2,062	$3,814	$30	$17,943	$2,785	$215	$3,000	$237	$21,180

The following table provides activity for the accretable yield of purchased impaired loans for the years ended December 31, 2022 and 2021.

	2022	2021
Accretable yield, beginning of period	$2,661	$3,438
Accretion of income	(949)	(1,093)
Reclassifications from nonaccretable difference due to improvement in expected cash flows	388	160
Other changes, net	335	156
Accretable yield, end of period	$2,435	$2,661

NOTE 4. PREMISES AND EQUIPMENT
The following table summarizes premises and equipment at December 31, 2022 and 2021.

	2022	2021
Land	$7,583	$8,586
Buildings and improvements	24,813	27,852
Leasehold improvements	5,359	5,593
Furniture and equipment	21,849	23,681
Construction in progress	59	171
	59,663	65,883
Less accumulated depreciation	30,335	31,838
	$29,328	$34,045
Depreciation expense totaled $2.1 million, $2.3 million, and $3.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. During 2022, the Company announced strategic initiatives to drive long-term growth and improve operating efficiencies, which included the planned closure of five branch locations in Pennsylvania, and resulted in reductions to gross premises and equipment by $6.2 million and accumulated depreciation by $2.9 million due to write-downs of premises and equipment and the transfer of land and buildings to held-for-sale.

NOTE 5. LEASES
A lease provides the lessee the right to control the use of an identified asset for a period of time in exchange for consideration. The Company has primarily entered into operating leases for branches and office space. Most of the Company's leases contain renewal options, which the Company is reasonably certain to exercise. Including renewal options, the Company's leases range from 5 to 30 years. Operating lease right-of-use assets and lease liabilities are included in other assets and accrued interest and other liabilities on the Company's consolidated balance sheets.
The Company uses its incremental borrowing rate to determine the present value of the lease payments, as the rate implicit in the Company's leases is not readily determinable. Lease agreements that contain non-lease components are generally accounted for as a single lease component, while variable costs, such as common area maintenance expenses and property taxes, are expensed as incurred.
The following table summarizes the Company's right-of-use assets and related lease liabilities for the year ended December 31, 2022 and 2021.

	December 31, 2022	December 31, 2021
Operating lease ROU assets	$9,270	$10,515
Operating lease ROU liabilities	9,976	11,119
Weighted-average remaining lease term (in years)	14.3	14.6
Weighted-average discount rate	4.1%	4.1%

The following table presents information related to the Company's operating leases for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Cash paid for operating lease liabilities	$1,170	$1,266
Operating lease expense	1,406	1,544

The following table presents maturities of the Company's lease liabilities by year.

2023	$1,153
2024	1,179
2025	1,201
2026	1,233
2027	1,267
Thereafter	8,187
14,220
Less: imputed interest	4,244
Total lease liabilities	$9,976

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
At December 31, 2022 and 2021, goodwill was $18.7 million. No impairment charges were recorded in December 31, 2022 and 2021.

Goodwill is not amortized, but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit.
The Company conducted its last annual goodwill impairment test as of November 30, 2022 using generally accepted valuation methods. As a result of that impairment test, no goodwill impairment was identified. No changes occurred that would impact the results of that analysis through December 31, 2022.
The following table presents changes in and components of other intangible assets for the years ended December 31, 2022 and 2021. No impairment charge was recorded on other intangible assets during the years ended December 31, 2022 and 2021.

	2022	2021
Balance, beginning of year	$4,183	$5,458
Amortization expense	(1,105)	(1,275)
Balance, end of year	$3,078	$4,183
The following table presents the components of other identifiable intangible assets at December 31, 2022 and 2021.

	2022		2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$8,390	$5,312	$8,390	$4,208
Other client relationship intangibles	25	25	25	24
Total	$8,415	$5,337	$8,415	$4,232
The following table presents future estimated aggregate amortization expense at December 31, 2022.

2023	$935
2024	766
2025	596
2026	427
2027	258
Thereafter	96
$3,078
The Company incurred amortization expense of $1.1 million, $1.3 million and $1.6 million in the years ending December 31, 2022, 2021 and 2020, respectively.

NOTE 7. INCOME TAXES
The Company files income tax returns in the U.S. federal jurisdiction, the Commonwealth of Pennsylvania and the State of Maryland. The Company is no longer subject to tax examination by tax authorities for years before 2019.
The following table summarizes income tax expense for the years ended December 31, 2022, 2021 and 2020.

	2022	2021	2020
Current expense	$5,170	$7,072	$6,602
Deferred (benefit) expense	(591)	942	(554)
Income tax expense	$4,579	$8,014	$6,048
The following table reconciles the Company's effective income tax rate to its statutory federal rate for the years ended December 31, 2022, 2021 and 2020.

	2022	2021	2020
Statutory federal tax rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	1.6	1.1	1.0
Tax exempt interest income	(4.1)	(1.7)	(2.0)
Income from life insurance	(1.3)	(0.9)	(1.1)
Disallowed interest expense	0.3	—	0.1
Low-income housing credits and related expense	(0.2)	(0.2)	(0.8)
Share-based compensation and related expense	(0.5)	0.2	—
Other	0.4	0.1	0.4
Effective income tax rate	17.2%	19.6%	18.6%
For the year ended December 31, 2022, net security losses resulted in an income tax benefit of $34 thousand, compared to income tax expense of $134 thousand related to net security gains for the year ended December 31, 2021, and an income tax benefit of $3 thousand related to net security losses for the year ended December 31, 2020.
The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the results of operations. There were no penalties or interest related to income taxes recorded in the consolidated statements of income for the years ended December 31, 2022, 2021 and 2020 and no amounts accrued for penalties at December 31, 2022 and 2021.

The following table summarizes the Company's deferred tax assets and liabilities at December 31, 2022 and 2021.

	2022	2021
Deferred tax assets:
Allowance for loan losses	$5,594	$4,655
Deferred compensation	434	515
Retirement and salary continuation plans	3,000	2,633
Share-based compensation	774	681
Off-balance sheet reserves	359	353
Nonaccrual loan interest	467	220
Deferred loan fees	493	1,604
Net unrealized losses on AFS securities	10,405	—
Net unrealized losses on cash flow hedges	204	—
Purchase accounting adjustments	896	1,236
Bonus accrual	1,241	930
Right-of-use lease liability	2,194	2,444
Net operating loss carryforward	1,974	2,218
Depreciation and other	99	67
Total deferred tax assets	28,134	17,556
Deferred tax liabilities:
Depreciation	—	368
Net unrealized gains on AFS securities	—	1,183
Mortgage servicing rights	884	887
Purchase accounting adjustments	675	915
Right-of-use lease asset	2,054	2,311
Investment in partnerships	473	229
Other	17	15
Total deferred tax liabilities	4,103	5,908
Deferred tax asset, net	$24,031	$11,648
At December 31, 2022, the Company had acquired federal and state net operating loss carryforwards of $9.0 million each, subject to annual loss limitation limits per IRC Section 382, that expire beginning in 2033. A deferred tax asset is recognized for these carryforwards because the benefit is more likely than not to be realized.
FASB ASC 740, Income Taxes, (“ASC 740”) clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in ASC 740 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 was applied to all existing tax positions upon initial adoption. There was no liability for uncertain tax positions and no known unrecognized tax benefits at December 31, 2022 or 2021.

NOTE 8. RETIREMENT PLANS
The Company maintains a 401(k) profit-sharing plan for all qualified employees. Employees are eligible to participate in the 401(k) profit-sharing plan following completion of one month of service and attaining age 18. Pursuant to the 401(k) profit-sharing plan, employees can contribute up to the lesser of $61 thousand, or 100% of their compensation. Substantially all of the Company’s employees are covered by the plan, which contains limited match or safe harbor provisions. The Company will match 50% of the first 6% of the base contribution that an employee contributes. The Company’s match is immediately vested and paid at the end of the year. Employer contributions to the plan are based on the performance of the Company and are at the discretion of the Board of Directors. Employer contribution expense totaled $780 thousand, $669 thousand and $626 thousand for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company has deferred compensation agreements with certain present and former directors, whereby a director or his beneficiaries will receive a monthly retirement benefit beginning at age 65. The arrangement is funded by an amount of life insurance on the participating director, which is calculated to meet the Company’s obligations under the compensation agreement. The cash value of the life insurance policies is an unrestricted asset of the Company. The estimated present value of future benefits to be paid totaled $18 thousand and $36 thousand at December 31, 2022 and 2021, respectively. Expense for this plan totaled $4 thousand, $5 thousand and $7 thousand for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company also has supplemental discretionary deferred compensation plans for directors and executive officers. The plans are funded annually with director fees and salary reductions which are either placed in a trust account invested by the Bank’s OFA division or recognized as a liability. The trust account balance totaled $2.0 million and $2.3 million at December 31, 2022 and 2021, respectively, and is directly offset in other liabilities. Expense for these plans totaled $51 thousand for the year ended December 31, 2022 and $61 thousand for each of the years ended December 31, 2021 and 2020.
In addition, the Company has two supplemental retirement and salary continuation plans for directors and executive officers. These plans are funded with single premium life insurance on the plan participants. The cash value of the life insurance policies is an unrestricted asset of the Company. The estimated present value of future benefits to be paid on these plans totaled $13.6 million and $12.3 million at December 31, 2022 and 2021, respectively. Expense for these plans totaled $2.0 million, $1.7 million and $1.5 million, for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company has promised a continuation of life insurance coverage to certain persons post-retirement. The estimated present value of future benefits to be paid totaled $1.7 million and $1.6 million at December 31, 2022 and 2021, respectively. Expense for this plan totaled $105 thousand, $104 thousand and $25 thousand for the years ended December 31, 2022, 2021 and 2020, respectively.
Trust account balances, and estimated present values of future benefits and deferred compensation liabilities, noted above are included in other assets and other liabilities, respectively, on the consolidated balance sheets.

NOTE 9. SHARE-BASED COMPENSATION PLANS
The Company maintains share-based compensation plans under the shareholder-approved 2011 Plan. The purpose of the share-based compensation plans is to provide officers, employees, and non-employee members of the Board of Directors of the Company with additional incentive to further the success of the Company. At the Company's 2022 Annual Meeting of Shareholders held on April 26, 2022, the Company's shareholders approved an amendment to the 2011 Plan increasing the number of shares available for issuance under the 2011 Plan by 400,000. At December 31, 2022, 1,281,920 shares of the common stock of the Company were reserved to be issued and 537,027 shares were available to be issued.
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

The following table presents a summary of nonvested restricted shares activity for 2022.

	Shares	Weighted Average Grant Date Fair Value

Nonvested shares, beginning of year	274,697	$20.05
Granted	145,349	24.95
Forfeited	(33,606)	21.37
Vested	(101,531)	20.19
Nonvested shares, end of year	284,909	$22.35
The following table presents restricted shares compensation expense, with tax benefit information, and fair value of shares vested at December 31, 2022, 2021 and 2020.

	2022	2021	2020

Restricted share award expense	$2,012	$1,901	$1,710
Restricted share award federal tax benefit	423	334	359
Fair value of shares vested	2,498	1,539	1,384
At December 31, 2022, 2021 and 2020, unrecognized compensation expense related to the share awards totaled $3.0 million, $2.3 million, and $2.0 million, respectively. The unrecognized compensation expense at December 31, 2022 is expected to be recognized over a weighted-average period of 1.8 years.
There were no outstanding and exercisable stock options at December 31, 2022 and 2021.
The Company maintains an employee stock purchase plan to provide employees of the Company an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed the lesser of the IRS limit of $25,000 or 10% of their annual salary at the lower of 95% of the fair market value of the shares on the semi-annual offering date, or related purchase date. The Company reserved 350,000 shares of its common stock to be issued under the employee stock purchase plan. At December 31, 2022, 145,595 shares were available to be issued.
The following table presents information for the employee stock purchase plan for years ended December 31, 2022, 2021 and 2020.

	2022	2021	2020

Shares purchased	5,885	8,755	7,831
Weighted average price of shares purchased	$22.53	$15.58	$14.85
Compensation expense recognized	$15	$48	$6
The Company issues new shares or treasury shares, depending on market conditions, in its share-based compensation plans.

NOTE 10. DEPOSITS
The following table summarizes deposits by type at December 31, 2022 and 2021. During the fourth quarter of 2022, the Bank announced that it had entered into a Purchase and Assumption Agreement providing for the sale of its Path Valley branch and associated deposit liabilities. At December 31, 2022, approximately $31.3 million of deposits were expected to be conveyed in a branch sale, are reported within total deposits at cost on the consolidated balance sheets, and are comprised of $23.5 million in interest-bearing deposits and $7.8 million in non-interest bearing deposits. The transaction is expected to close in the second quarter of 2023.

	2022	2021
Noninterest-bearing demand deposits	$501,963	$553,238
Interest-bearing demand deposits	987,158	903,155
Savings	736,124	706,451
Time ($250,000 or less)	214,484	258,064
Time (over $250,000)	36,517	44,021
Total	$2,476,246	$2,464,929
The following table summarizes scheduled future maturities of time deposits as of December 31, 2022.

2023	$179,009
2024	56,780
2025	6,518
2026	3,890
2027	3,341
Thereafter	1,463
$251,001
Brokered time deposits totaled zero at December 31, 2022 and 2021, respectively. Management evaluates brokered deposits as a funding option, taking into consideration regulatory views on such deposits as non-core funding sources.

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
Federal banking regulations require that any extensions of credit to insiders and their related interests not be offered on terms more favorable than would be offered to non-related borrowers of similar creditworthiness. The following table presents the aggregate activity in loans to related parties during 2022.

Balance, beginning of year	$904
New loans	225
Repayments	(908)
Director and officer relationship changes	(130)
Balance, end of year	$91
None of these loans are past due, on nonaccrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2022 or 2021.
At December 31, 2022 and 2021, the Company had approximately $4.0 million and $4.7 million, respectively, in deposits from related parties, including directors and certain executive officers.

NOTE 12. SHORT-TERM BORROWINGS
The Company has short-term borrowing capability from the FHLB, federal funds purchased and the FRB discount window. The following table summarizes these short-term borrowings at and for the years ended December 31, 2022, 2021 and 2020.

	2022	2021	2020
Balance at year-end	$104,684	$—	$55,729
Weighted average interest rate at year-end	4.45%	—%	0.41%
Average balance during the year	$13,846	$38,546	$138,310
Average interest rate during the year	3.97%	0.33%	0.67%
Maximum month-end balance during the year	$104,684	$55,729	$178,729
The Company also enters into borrowing arrangements with certain of its deposit clients by agreements to repurchase ("repurchase agreements") under which the Company pledges investment securities owned and under its control as collateral against the borrowing arrangement, which generally matures within one day from the transaction date. The Company is required to hold U.S. Treasury, U.S. Agency or U.S. GSE securities as underlying securities for repurchase agreements. The following table provides additional details for repurchase agreements at and for the years ended December 31, 2022, 2021 and 2020.

	2022	2021	2020
Balance at year-end	$17,251	$23,301	$19,466
Weighted average interest rate at year-end	0.60%	0.11%	0.23%
Average balance during the year	$22,294	$22,888	$18,064
Average interest rate during the year	0.20%	0.14%	0.47%
Maximum month-end balance during the year	$26,399	$27,595	$24,403
Fair value of securities underlying the agreements at year-end	$17,188	$32,662	$29,477

NOTE 13. LONG-TERM DEBT
The following table presents components of the Company’s long-term debt at December 31, 2022, and 2021.

	Amount		Weighted Average rate
	2022	2021	2022	2021
Total FHLB amortizing advance requiring monthly principal and interest payments, maturing:
2025	$1,455	$1,896	4.74%	4.74%

There were no new long term borrowings in 2022 or 2021. The following table summarizes the future annual principal payments required on these borrowings at December 31, 2022.

2023	$462
2024	485
2025	508
2026	—
2027	—
Thereafter	—
$1,455
The Bank is a member of the FHLB of Pittsburgh and has access to the FHLB program of overnight and term advances. Under terms of a blanket collateral agreement for advances, lines and letters of credit from the FHLB, collateral for all outstanding advances, lines and letters of credit consisted of 1-4 family mortgage loans and other real estate secured loans totaling $1.0 billion at December 31, 2022. The Bank had additional availability of $909.6 million at the FHLB on December 31, 2022 based on its qualifying collateral, net of short-term borrowings and long-term debt detailed above, deposit letters of credit totaling $1.0 million and non-deposit letters of credit totaling $1.2 million at December 31, 2022.

At December 31, 2022 and 2021, the Company had availability under FHLB lines totaling $45.3 million and $150.0 million, respectively.
The Bank has available unsecured lines of credit, with interest based on the daily Federal Funds rate, with two correspondent banks totaling $30.0 million, at December 31, 2022. There were no borrowings under these lines of credit at December 31, 2022 and 2021.

NOTE 14. SUBORDINATED NOTES
The Company has unsecured subordinated notes payable, which mature on December 30, 2028. At December 31, 2022 and 2021, subordinated notes payable outstanding totaled $32.0 million for both periods, which qualified for Tier 2 capital. The notes are recorded on the consolidated balance sheets net of remaining debt issuance costs totaling $474 thousand and $537 thousand at December 31, 2022 and 2021, respectively, which are amortized over a 10-year period on an effective yield basis. The subordinated notes have a fixed interest rate of 6.0% through December 30, 2023, which then converts to a variable rate, equivalent to the LIBOR fallback rate, or any replacement reference rate, plus 3.16% through maturity. The Company may, at its option, redeem the notes, in whole or in part, on any interest payment date on or after December 30, 2023, and at any time upon the occurrence of certain events. As of December 31, 2022, the Company was in compliance with the covenants contained in the subordinated notes payable agreement.

NOTE 15. DERIVATIVE FINANCIAL INSTRUMENTS
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
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company, however, discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period due to circumstances, such as the impact of the COVID-19 pandemic. Upon discontinuance, the associated gains and losses deferred in AOCI are reclassified immediately into earnings and subsequent changes in the fair value of the cash flow hedge are recognized in earnings. For the year ended December 31, 2022, the Company entered into two interest rate swaps designated as hedging instruments with a total notional value of $100.0 million for the purpose of hedging the variable cash flows of selected AFS securities or loans. For the year ended December 31, 2021, the Company had zero interest rate swaps designated as a hedging instrument as the Company terminated its interest rate derivative of $50.0 million that was designated as a cash flow hedge of interest-rate risk associated with overnight borrowings due to the unprecedented nature and impact of the COVID-19 pandemic, and reclassified $398 thousand of the realized losses from AOCI to current earnings because the hedged forecasted transaction was determined to be no longer probable of occurring.
The Company enters into interest rate swaps that allow its commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. In addition, the Company may enter into interest rate caps that allow its commercial loan customers to gain protection against significant interest rate increases and provide a limit on the variable interest rate. The Company then enters into a corresponding swap or cap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps and interest rate caps with both the customers and third parties are not designated as hedges and are marked through earnings. At December 31, 2022, the Company had 26 customer and 26 corresponding third-party broker interest rate derivatives not designated as a hedging instrument with an aggregate notional amount of $268.8 million. The Company had $75.8 million of such derivative instruments at December 31, 2021. The Company entered into 14 new interest rate swaps with its commercial loan customers and recognized swap fee income of $2.5 million for the year ended December 31, 2022 compared to swap fee income of $240 thousand from three new interest rate swaps with its commercial loan customers for the year ended December 31, 2021, which are included in noninterest income in the consolidated statements of income. In addition, the Company entered into one new interest rate cap with a commercial loan customer and recognized fee income of $14 thousand for the year ended December 31, 2022, which is included in noninterest income in the consolidated statements of income. The Company did not enter into any interest rate cap agreements for the year ended December 31, 2021.
At December 31, 2022 and 2021, the Company provided cash collateral of $5.4 million and $260 thousand with a counterparty for these derivatives, respectively. At December 31, 2022 and 2021, the Company received cash collateral of $8.5 million and $490 thousand from a counterparty for these derivatives, respectively.
The Company also may enter into risk participation agreements with a financial institution counterparty for an interest rate derivative contract related to a loan in which the Company is a participant or the agent bank. The risk participation agreement provides credit protection to the agent bank should the borrower fail to perform on its interest rate derivative contracts with the agent bank. The Company manages its credit risk on the risk participation agreement by monitoring the creditworthiness of the borrower, which is based on the same credit review process as though the Company had entered into the derivative instruments directly with the borrower. The notional amount of such risk participation agreement reflects the Company’s pro-rata share of the derivative instrument, consistent with its share of the related participated loan. At December 31, 2022 and 2021, the Company had risk participation agreements with sold protection with a notional value of $29.0 million and $15.9 million, respectively. In addition, the Company had a risk participation with purchased protection with a notional value of $4.9 million at December 31, 2022. The Company did not enter into any risk participation agreements for the year ended December 31, 2021. The Company received an upfront fee of $140 thousand upon entry into two new risk participation agreements for the year ended December 31, 2022 compared to $53 thousand upon entry into one new risk participation with sold protection for the year ended December 31, 2021, which is included in noninterest income in the consolidated statements of income.
As a part of its normal residential mortgage operations, the Company will enter into an interest rate lock commitment with a potential borrower. The Company may enter into a corresponding commitment to an investor to sell that loan at a specific price shortly after origination. In accordance with FASB ASC 820, adjustments are recorded through earnings to account for the net change in fair value of these transactions for the held for sale pipeline. In accordance with FASB ASC 820, adjustments are recorded through earnings to account for the net change in fair value of these held for sale loans. The fair value of held for sale loans can vary based on the interest rate locked with the customer and the current market interest rate at the balance sheet date.

The following table summarizes the notional values and fair value of the Company's derivative instruments at December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - balance sheet hedge	$100,000	Other liabilities	$(973)	$—	Not applicable	$—
Total derivatives designated as hedging instruments			$(973)			$—

Derivatives not designated as hedging instruments:
Interest rate swaps	$128,385	Other assets	$10,437	$37,915	Other assets	$764
Interest rate swaps	128,385	Other liabilities	(10,262)	37,915	Other liabilities	(758)
Purchased Options – Rate Cap	6,000	Other assets	29	—	Not applicable	—
Written Options – Rate Cap	6,000	Other liabilities	(29)	—	Not applicable	—
Risk participations - sold credit protection	29,019	Other liabilities	(69)	15,855	Other liabilities	(2)
Risk participations - purchased credit protection	4,941	Other assets	16	—	Not applicable	—
Interest rate lock commitments with customers	1,356	Other assets	35	16,604	Other assets	353
Forward sale commitments	3,483	Other assets	140	8,665	Other assets	52
Total derivatives not designated as hedging instruments			$297			$409
The following tables summarize the effect of the Company's derivative financial instruments on OCI and net income at December 31, 2022 and 2021:

	Amount of (Loss) Gain Recognized in OCI on Derivative
	2022	2021
Derivatives in cash flow hedging relationships:
Interest rate products	$(972)	$473
Total	$(972)	$473

	Amount of Loss Reclassified from AOCI into Income		Location of Loss Recognized from AOCI into Income
	2022	2021
Derivatives in cash flow hedging relationships:
Interest rate products	$—	$(757)	Interest income(1) / Interest expense(2)
Total	$—	$(757)
(1) For interest rate swaps designated as cash flow hedges entered into for the year ended December 31, 2022, the amount of loss reclassified from AOCI will be recorded to other income in the unaudited condensed consolidated statements of income.
(2) For the year ended December 31, 2021, the Company terminated its interest rate swap designated as a hedging instrument with a notional value of $50.0 million. The Company recorded a $514 thousand loss in other operating expenses in the consolidated statements of income.

	Amount of Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
	2022	2021
Derivatives not designated as hedging instruments:
Interest rate products	$30	$41	Other operating expenses
Risk participation agreements	88	(2)	Other operating expenses
Interest rate lock commitments with customers	(318)	(320)	Mortgage banking activities
Forward sale commitments	88	113	Mortgage banking activities
Total	$(113)	$(168)

The following table is a summary of components for interest rate swap designated as cash flow hedges at December 31, 2022 and 2021. At December 31, 2022, the Company had two interest rate derivatives designated as cash flow hedges with a total notional of $100.0 million. During the year ended December 31, 2021, the Company terminated its remaining interest rate derivative of $50.0 million.

	December 31, 2022	December 31, 2021
Weighted average pay rate	3.81%	—%
Weighted average receive rate	3.81%	—%
Weighted average maturity in years	1.2	0.0

NOTE 16. SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL
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
Management believes, at December 31, 2022 and 2021, that the Parent Company and the Bank met all capital adequacy requirements to which they are subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's classification.

The following table presents capital amounts and ratios at December 31, 2022 and 2021.

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total risk-based capital:
Orrstown Financial Services, Inc.	$304,589	12.7%	$250,939	10.5%	n/a	n/a
Orrstown Bank	292,933	12.3%	250,566	10.5%	$238,634	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	245,752	10.3%	203,141	8.5%	n/a	n/a
Orrstown Bank	266,122	11.2%	202,839	8.5%	190,907	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	245,752	10.3%	167,293	7.0%	n/a	n/a
Orrstown Bank	266,122	11.2%	167,044	7.0%	155,112	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	245,752	8.5%	116,325	4.0%	n/a	n/a
Orrstown Bank	266,122	9.2%	116,219	4.0%	145,273	5.0%
December 31, 2021
Total risk-based capital:
Orrstown Financial Services, Inc.	$297,823	15.0%	$208,617	10.5%	n/a	n/a
Orrstown Bank	278,780	14.0%	208,550	10.5%	$198,619	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	243,075	12.2%	168,880	8.5%	n/a	n/a
Orrstown Bank	255,995	12.9%	168,826	8.5%	158,895	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	243,075	12.2%	139,078	7.0%	n/a	n/a
Orrstown Bank	255,995	12.9%	139,033	7.0%	129,102	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	243,075	8.5%	114,384	4.0%	n/a	n/a
Orrstown Bank	255,995	8.9%	114,470	4.0%	143,087	5.0%
The Company maintains a stockholder dividend reinvestment and stock purchase plan. Under the plan, shareholders may purchase additional shares of the Company’s common stock at the prevailing market prices with reinvestment dividends and voluntary cash payments. The Company reserved 1,045,000 shares of its common stock to be issued under the dividend reinvestment and stock purchase plan. At December 31, 2022, approximately 665,000 shares were available to be issued under the plan.
In September 2015, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company could repurchase up to 416,000 shares of the Company's outstanding shares of common stock, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. On April 19, 2021, the Board of Directors authorized the additional future repurchase of up to 562,000 shares of its outstanding common stock for a total of 978,000 shares. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. At December 31, 2022, 818,941 shares had been repurchased under the program at a total cost of $18.7 million, or $22.78 per share. Common stock available for future repurchase totals 159,059 shares, or 1%, of the Company's outstanding common stock at December 31, 2022.
On January 24, 2023, the Board declared a cash dividend of $0.20 per common share, which was paid on February 14, 2023 to shareholders of record on February 7, 2023.

Banking regulations limit the ability of the Bank to pay dividends or make loans or advances to the Parent Company. Dividends that may be paid in any calendar year are limited to the current year's net profits, combined with the retained net profits of the preceding two years. At December 31, 2022, dividends from the Bank available to be paid to the Parent Company, without prior approval of the Bank's regulatory agency, totaled $45.9 million, subject to the Bank meeting or exceeding regulatory capital requirements. The Parent Company's principal source of funds for dividend payments to shareholders is dividends received from the Bank.
At December 31, 2022, there were no loans from the Bank to any nonbank affiliate, including the Parent Company. The Bank's loans to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20%, of the Bank’s capital stock, surplus, and undivided profits, plus the ALL (as defined by regulation). Loans from the Bank to nonbank affiliates, including the Parent Company, are also required to be collateralized according to regulatory guidelines. At December 31, 2022 and 2021, the maximum amount the Bank had available to loan to a nonbank affiliate was $29.3 million and $27.9 million, respectively.

NOTE 17. EARNINGS PER SHARE
The following table presents earnings per share for the years ended December 31, 2022, 2021 and 2020.

	2022	2021	2020

Net income	$22,037	$32,881	$26,463
Weighted average shares outstanding - basic	10,553	10,967	10,942
Dilutive effect of share-based compensation	153	139	92
Weighted average shares outstanding - diluted	10,706	11,106	11,034
Per share information:
Basic earnings per share	$2.09	$3.00	$2.42
Diluted earnings per share	2.06	2.96	2.40
For the years ended December 31, 2022 and 2021, there were zero average outstanding stock options and restricted award shares to exclude from the computation of earnings per share because the effect was antidilutive, as the exercise price exceeded the average market price. For the year ended December 31, 2020, there were 16,109 average outstanding stock options and restricted award shares excluded from the computation of earnings per share because the effect was antidilutive. The dilutive effect of share-based compensation in each year above relates principally to restricted stock awards.

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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The following table presents these contractual, or notional, amounts at December 31, 2022, and 2021.

	2022	2021
Commitments to fund:
Home equity lines of credit	$296,213	$261,580
1-4 family residential construction loans	49,538	40,348
Commercial real estate, construction and land development loans	156,560	124,488
Commercial, industrial and other loans	338,286	378,996
Standby letters of credit	23,229	19,724

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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. The Company holds collateral supporting those commitments when deemed necessary by management. The liability, at December 31, 2022 and 2021, for guarantees under standby letters of credit issued was not considered to be material.
The Company maintains a reserve, based on historical loss experience of the related loan class, for off-balance sheet credit exposures that currently are not funded, in other liabilities on the condensed consolidated balance sheets. This reserve totaled $1.6 million at both December 31, 2022 and 2021. The net amount expensed for this off-balance sheet credit exposures reserve was $28 thousand, $57 thousand and $511 thousand for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company may sell loans to the FHLB of Chicago as part of its MPF Program. Under the terms of the MPF Program, there is limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to a minimum “BBB,” as determined by the FHLB of Chicago. Outstanding loans sold under the MPF Program totaled $10.7 million and $13.5 million at December 31, 2022 and 2021, respectively, with limited recourse back to the Company on these loans of $387 thousand and $714 thousand at December 31, 2022 and 2021, respectively. Many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Company’s overall exposure. The net amount expensed or recovered for the Company's estimate of losses under its recourse exposure for loans foreclosed, or in the process of foreclosure, is recorded in other operating expenses on the consolidated statements of income. These amounts were not material for the years ended December 31, 2022, 2021 and 2020.

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
The Company used the following methods and significant assumptions to estimate fair value for financial instruments measured on a recurring basis:

Where quoted prices are available in an active market, investment securities are classified within Level 1 of the valuation hierarchy. Level 1 investment securities include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, investment securities are classified within Level 2 and fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flow. Level 2 investment securities include U.S. agency securities, mortgage-backed securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy. All of the Company’s investment securities are classified as available-for-sale.
The fair values of interest rate swaps, interest rate caps and risk participation derivatives are determined using models that incorporate readily observable market data into a market standard methodology. This methodology nets the discounted future cash receipts and the discounted expected cash payments. The discounted variable cash receipts and payments are based on expectations of future interest rates derived from observable market interest rate curves. In addition, fair value is adjusted for the effect of nonperformance risk by incorporating credit valuation adjustments for the Company and its counterparties. These assets and liabilities are classified as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2022 or 2021.

	Level 1	Level 2	Level 3	Total Fair Value Measurements
December 31, 2022
Financial Assets
Investment securities:
U.S. Treasury securities	$17,291	$—	$—	$17,291
U.S. Government Agencies	—	5,135	—	5,135
States and political subdivisions	—	191,488	5,926	197,414
GSE residential MBSs	—	59,402	—	59,402
GSE residential CMOs	—	68,378	—	68,378
Non-agency CMOs	—	18,491	21,267	39,758
Asset-backed	—	125,973	—	125,973
Other	377	—	—	377
Loans held for sale	—	10,880	—	10,880
Derivatives	—	10,482	35	10,517
Totals	$17,668	$490,229	$27,228	$535,125
Financial Liabilities
Derivatives	$—	$11,333	$—	$11,333

December 31, 2021
Financial Assets
Investment securities:
U.S. Treasury securities	$19,702	$—	$—	$19,702
States and political subdivisions	—	183,171	10,199	193,370
GSE residential MBSs	—	40,726	—	40,726
GSE residential CMOs	—	65,922	—	65,922
Non-agency CMOs	—	16,750	12,948	29,698
Asset-backed	—	122,621	—	122,621
Other	399	—	—	399
Loans held for sale	—	8,868	—	8,868
Derivatives	—	764	353	1,117
Totals	$20,101	$438,822	$23,500	$482,423
Financial Liabilities
Derivatives	$—	$760	$—	$760

The Company had one municipal bond and three CMOs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2022 compared to one municipal bond and one non-agency CMO measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2021. The Level 3 valuation is based on a non-executable broker quote, which is considered a significant unobservable input. Such quotes are updated as available and may remain constant for a period of time for certain broker-quoted securities that do not move with the market or that are not interest rate sensitive as a result of their structure or overall attributes.
The Company’s residential mortgage loans held-for-sale were recorded at fair value utilizing Level 2 measurements. This fair value measurement is determined based upon third party quotes obtained on similar loans. For loans held-for-sale for which the fair value option has been elected, the aggregate fair value falls below the aggregate principal balance by $1.2 million as of December 31, 2022 and exceeded the aggregate principal balance $150 thousand as of December 31, 2021.
The determination of the fair value of interest rate lock commitments on residential mortgages is based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The average pull through percentage, which is based upon historical experience, was 92% as of December 31, 2022. An increase or decrease of 5% in the pull through assumption would result in a positive or negative change of $1 thousand in the fair value of interest rate lock commitments at December 31, 2022.
The following provides details of the Level 3 fair value measurement activity for the years ended December 31, 2022 or 2021.

Investment securities:
	2022	2021
Balance, beginning of year	$23,147	$31,503
Unrealized (loss) gain included in OCI	(1,859)	31
Purchases	21,237	—
Net discount accretion	56	—
Principal payments and other	(10)	(4,842)
Sales	(3,053)	(3,545)
Calls	(12,154)	—
OTTI	(171)	—
Balance, end of year	$27,193	$23,147
There were no transfers into or out of Level 3 at December 31, 2022 and 2021.

Interest rate lock commitments on residential mortgages:
	2022	2021
Balance, beginning of year	$353	$673
Total losses included in earnings	(318)	(320)
Balance, end of year	$35	$353

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
Changes in the fair value of impaired loans for those still held at December 31 considered in the determination of the provision for loan losses totaled a nominal amount for the year ended December 31, 2022, and $(247) thousand and $244 thousand for the years ended December 31, 2021 and 2020, respectively.

Foreclosed Real Estate
OREO property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, OREO is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. The Company had no OREO balances at December 31, 2022 and 2021.
Mortgage Servicing Rights
The MSR fair value is estimated to be equal to its carrying value, unless the quarterly valuation model calculates the present value of the estimated net servicing income as less than its carrying value, in which case an impairment charge is taken. At December 31, 2022 and 2021, an impairment reserve of zero and $79 thousand, respectively, existed on the mortgage servicing right portfolio. For the years ended December 31, 2022 and 2021, an impairment valuation allowance reversal of $79 thousand and $987 thousand were included, respectively, in mortgage banking activities on the consolidated statement of income. The reversals during the years ended December 31, 2022 and 2021 were due to increases in market rates, which increased the MSR fair value.
The following table summarizes assets measured at fair value on a nonrecurring basis at December 31, 2022 and 2021.

	Level 1	Level 2	Level 3	Total Fair Value Measurements
December 31, 2022
Impaired loans
Commercial real estate:
Owner-occupied	$—	$—	$116	$116
Non-owner occupied residential	—	—	9	9
Residential mortgage:
First lien	—	—	309	309
Home equity - lines of credit	—	—	86	86
Total impaired loans	$—	$—	$520	$520

Mortgage servicing rights	$—	$—	$—	$—

December 31, 2021
Impaired loans
Commercial real estate:
Owner-occupied	$—	$—	$751	$751
Non-owner occupied residential	—	—	24	24
Residential mortgage:
First lien	—	—	545	545
Home equity - lines of credit	—	—	72	72
Total impaired loans	$—	$—	$1,392	$1,392

Mortgage servicing rights	$—	$—	$322	$322

 The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
December 31, 2022
Impaired loans	$520	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 25% discount
			- Management adjustments for liquidation expenses	6.08% - 17.93% discount
December 31, 2021
Impaired loans	$1,392	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 25% discount
			- Management adjustments for liquidation expenses	6.08% - 17.93% discount
Mortgage servicing rights	322	Discounted cash flows	Weighted average CPR	12.60%
			Discount rate	9.03%

Fair values of financial instruments
GAAP requires disclosure of the fair value of financial assets and liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents the carrying amounts and estimated fair values of financial assets and liabilities at December 31, 2022, and 2021.

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Financial Assets
Cash and due from banks	$28,477	$28,477	$28,477	$—	$—
Interest-bearing deposits with banks	32,346	32,346	32,346	—	—
Restricted investments in bank stock	10,642	n/a	n/a	n/a	n/a
Investment securities	513,728	513,728	17,668	468,867	27,193
Loans held for sale	10,880	10,880	—	10,880	—
Loans, net of allowance for loan losses	2,126,054	1,991,164	—	—	1,991,164
Derivatives	10,517	10,517	—	10,482	35
Accrued interest receivable	11,027	11,027	—	4,441	6,586
Financial Liabilities
Deposits	2,444,939	2,440,660	—	2,440,660	—
Deposits held for assumption in connection with sale of bank branches	31,307	29,429	—	29,429	—
Securities sold under agreements to repurchase	17,251	17,251	—	17,251	—
FHLB advances and other	106,139	106,141	—	106,141	—
Subordinated notes	32,026	31,321	—	31,321	—
Derivatives	11,333	11,333	—	11,333	—
Accrued interest payable	457	457	—	457	—
Off-balance sheet instruments	—	—	—	—	—
December 31, 2021
Financial Assets
Cash and due from banks	$21,217	$21,217	$21,217	$—	$—
Interest-bearing deposits with banks	187,493	187,493	187,493	—	—
Restricted investments in bank stock	7,252	n/a	n/a	n/a	n/a
Investment securities	472,438	472,438	20,101	429,190	23,147
Loans held for sale	8,868	8,868	—	8,868	—
Loans, net of allowance for loan losses	1,958,806	1,946,365	—	—	1,946,365
Derivatives	1,117	1,117	—	764	353
Accrued interest receivable	8,234	8,235	—	2,203	6,032
Financial Liabilities
Deposits	2,464,929	2,466,191	—	2,466,191	—
Securities sold under agreements to repurchase	23,301	23,301	—	23,301	—
FHLB advances and other	1,896	2,035	—	2,035	—
Subordinated notes	31,963	31,815	—	31,815	—
Derivatives	760	760	—	760	—
Accrued interest payable	154	154	—	154	—
Off-balance sheet instruments	—	—	—	—	—

In accordance with the Company's adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the methods utilized to measure the fair value of financial instruments at December 31, 2022 and 2021 represents an approximation of exit price; however, an actual exit price may differ. For deposits held for assumption in connection with the sale of bank branches, the Company announced on

December 23, 2022 that it had entered into a Purchase and Assumption Agreement providing for the sale of a branch and associated deposit liabilities at an agreed upon premium of 6.0% of the financial deposit balance transferred.

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
Swap Referral Fee Income - Through May 2020, the Company earned fees from a third-party service provider for loan hedging referrals provided to lending clients. The Company acted as an agent in arranging the relationship between our client and the third-party service provider. The Company was paid and recognized income upon completion of the loan hedge between our client and the third-party service provider.
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
At December 31, 2022, 2021 and 2020, the Company had receivables from trust and wealth management clients totaling $641 thousand, $702 thousand and $661 thousand, respectively.

The following table presents the Company's noninterest income disaggregated by revenue source for the years ended December 31, 2022, 2021 and 2020.

	2022	2021	2020
Noninterest income
Service charges on deposit accounts and ATM fees	$4,157	$3,337	$3,113
Swap referral fee income	—	—	208
Trust and investment management income	7,631	7,896	6,912
Brokerage income	3,620	3,571	2,821
Interchange income	4,056	4,129	3,423
Revenue from contracts with clients	19,464	18,933	16,477

Other service charges	456	356	444
Mortgage banking activities	407	5,909	5,274
Gain on sale of commercial loans	—	—	2,803
Income from life insurance	2,339	2,273	2,261
Swap dealer fee income	2,632	293	639
Other income	1,814	750	427
Investment securities (losses) gains	(160)	638	(16)
Total noninterest income	$26,952	$29,152	$28,309

NOTE 21. ORRSTOWN FINANCIAL SERVICES, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION
Condensed Balance Sheets

	December 31,
	2022	2021
Assets
Cash in bank subsidiary	$8,477	$18,545
Investment in bank subsidiary	249,266	284,577
Other assets	3,466	553
Total assets	$261,209	$303,675
Liabilities
Subordinated notes	$32,026	$31,963
Accrued interest and other liabilities	287	56
Total liabilities	32,313	32,019
Shareholders’ Equity
Common stock	584	586
Additional paid-in capital	189,264	189,689
Retained earnings	92,473	78,700
Accumulated other comprehensive (loss) income	(39,913)	4,449
Treasury stock	(13,512)	(1,768)
Total shareholders’ equity	228,896	271,656
Total liabilities and shareholders’ equity	$261,209	$303,675

Condensed Statements of Income

	For the Years Ended December 31,
	2022	2021	2020
Income
Dividends from bank subsidiary	$27,000	$16,000	$14,000
Interest income from bank subsidiary	29	25	76
Other income	16	119	62
Total income	27,045	16,144	14,138
Expenses
Interest on subordinated notes	2,013	2,009	2,006
Share-based compensation	511	433	463
Management fee to bank subsidiary	1,341	1,089	1,254
Provision for legal settlement	13,000	—	—
Other expenses	912	704	1,324
Total expenses	17,777	4,235	5,047
Income before income tax benefit and equity in undistributed income of subsidiaries	9,268	11,909	9,091
Income tax benefit	(3,726)	(863)	(1,022)
Income before equity in undistributed income of subsidiaries	12,994	12,772	10,113
Equity in undistributed income of subsidiaries	9,043	20,109	16,350
Net income	$22,037	$32,881	$26,463

Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$22,037	$32,881	$26,463
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Amortization	63	59	56
Deferred income taxes	(7)	(4)	(39)
Equity in undistributed income of subsidiaries	(9,043)	(20,109)	(16,350)
Share-based compensation	511	433	463
Net change in other liabilities	231	(40)	(141)
Net change in other assets	(2,915)	375	(221)
Net cash provided by operating activities	10,877	13,595	10,231
Cash flows from investing activities:
Net cash paid for acquisitions	—	—	(85)
Net cash used in investing activities	—	—	(85)
Cash flows from financing activities:
Dividends paid	(8,264)	(8,280)	(7,610)
Proceeds from issuance of common stock	1,644	1,516	1,628
Payments to repurchase common stock	(14,468)	(2,383)	(1,887)
Other, net	143	136	116
Net cash used in financing activities	(20,945)	(9,011)	(7,753)
Net (decrease) increase in cash	(10,068)	4,584	2,393
Cash, beginning	18,545	13,961	11,568
Cash, ending	$8,477	$18,545	$13,961

NOTE 22. CONTINGENCIES
The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. Except as described below, in the opinion of management, there are no legal proceedings that might have a material effect on the results of operations, liquidity, or the financial position of the Company at this time.
On March 5, 2019, Paul Parshall, a purported individual stockholder of Hamilton, filed, on behalf of himself and all of Hamilton’s stockholders other than the named defendants and their affiliates (the “Purported Class”), a derivative and putative class action complaint in the Circuit Court for Baltimore City, Maryland, captioned Paul Parshall v. Carol Coughlin et. al., naming each Hamilton director, Orrstown, and Hamilton as defendants (the “Action”). The Action alleged, among other things, that Hamilton’s directors breached their fiduciary duties to the Purported Class in connection with the merger, and that the Proxy Statement/Prospectus omitted certain material information regarding the merger. Orrstown was alleged to have aided and abetted the Hamilton directors’ alleged breaches of their fiduciary duties. The Action sought, among other remedies, to enjoin the merger or, in the event the merger was completed, rescission of the merger or rescissory damages; unspecified damages; and costs of the lawsuit, including attorneys’ and experts’ fees. A settlement was reached on the Action in March 2020, which resulted in a payment by the Company of $135 thousand in mootness fees to the defendants in April 2020.
On May 25, 2012, the Southeastern Pennsylvania Transportation Authority (“SEPTA”) filed a putative class action complaint in the U.S. District Court for the Middle District of Pennsylvania against the Company, the Bank and nine independent current and former directors and three current and former officers of the Company and the Bank. The complaint asserted claims under Sections 11, 12(a) and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and sought class certification, unspecified money damages, interest, costs, fees and equitable or injunctive relief. Under the Private Securities Litigation Reform Act of 1995, the Court appointed SEPTA Lead Plaintiff on August 20, 2012.
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
After years of litigation, on November 7, 2022, the Company, in order to avoid the cost, risks and distraction of continued litigation, entered into a Memorandum of Understanding (the “MOU”) to settle and resolve the lawsuit. The MOU memorialized the parties’ agreement to execute and submit a formal, binding settlement agreement for the Court’s approval, setting forth all of the material terms of the settlement reached by the plaintiffs and defendants. On December 7, 2022, the Company entered into a Stipulation and Agreement of Settlement (the “Stipulation”) providing for a payment to the Plaintiffs of $15.0 million, to which the Company agreed to contribute and has funded $13.0 million in escrow, a mutual release of claims against all parties, and a stipulation that the lawsuit will be dismissed with prejudice. The Stipulation does not include any admission of wrongdoing by any party. The Stipulation provides that the defendants have the option to terminate the settlement if class members who in the aggregate purchased more than a certain number of shares of the Company’s common stock during the class period, timely and validly exclude themselves from the class.
The Stipulation was filed with the Court on December 8, 2022. On February 1, 2023, the Court issued an order which, among other things, preliminarily approved the Stipulation. The Stipulation is subject to final Court approval.
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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A – CONTROLS AND PROCEDURES
Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at December 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2022. There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fourth quarter of 2022.
Management's Report on Internal Controls Over Financial Reporting is included in Part II, Item 8, "Financial Statements and Supplementary Data." The effectiveness of the Company's internal control over financial reporting at December 31, 2022 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in the Report of Independent Registered Public Accounting Firm appearing in Part II, Item 8, "Financial Statements and Supplementary Data."

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
All other information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement for the 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A, under Delinquent Section 16(a) Reports, Proposal 1 – Election of Directors – Biographical Summaries of Nominees and Directors; Information About Executive Officers; Involvement in Certain Legal Proceedings; and Proposal 1 – Election of Directors – Nomination of Directors, and Board Structure, Committees and Meeting Attendance.

ITEM 11 – EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A, under Proposal 1 – Election of Directors – Compensation of Directors, Compensation Discussion and Analysis, Compensation Committee Report, Executive Compensation Tables, Potential Payments Upon Termination or Change in Control, Pay versus Performance and Compensation Committee Interlocks and Insider Participation.
In accordance with Items 402(v) and 407(e)(5) of SEC Regulation S-K, the information set forth under the captions "Pay versus Performance" and "Compensation Committee Report" in such proxy statement will be deemed to be furnished in this Report and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of furnishing the disclosure in this manner.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents equity compensation plan information at December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders	—	n/a	537,027
Total	—	n/a	537,027

All other information required by Item 12 is incorporated, by reference, from the Company’s definitive proxy statement for the 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A, under Share Ownership of Certain Beneficial Owners and Management.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A, under Proposal 1 – Election of Directors – Director Independence, and Transactions with Related Persons, Promoters and Certain Control Persons.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A, under Proposal 4 – Ratification of the Audit Committee’s Selection of Crowe LLP as the Company’s Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2023 – Relationship with Independent Registered Public Accounting Firm.

PART IV
ITEM 15 – EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
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
(3) – Exhibits

2.1	Purchase and Assumption Agreement, dated December 23, 2022 between Orrstown Bank and the Juniata Valley Bank, incorporated by reference to the Registrant's Form 8-K filed December 28, 2022.

3.1	Articles of Incorporation as amended, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on January 29, 2010.

3.2	By-laws as amended, incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 8-K filed June 2, 2021.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed February 8, 2010 (File No. 333-164780).

4.2
Subordinated Indenture, dated December 19, 2018, by and between Orrstown Financial Services, Inc., and U.S. Bank, National Association, incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on December 20, 2018.

4.3	Form of Global Note for Subordinated Notes, incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed December 20, 2018.

4.4	Form of Registration Rights Agreement for Subordinated Notes, incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed December 20, 2018.

4.5	Description of Registrant's Securities, incorporated by reference to Exhibit 4.5 of the Registrant's Form 10-K filed on March 11, 2022.

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

10.4
Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Christopher D. Holt dated July 15, 2019, incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-K filed March 15, 2021.

10.5
Amended and Restated Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Neelesh Kalani incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed April 11, 2022.

10.6	Salary Continuation Agreement between Orrstown Bank and Thomas R. Quinn, Jr. – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed January 8, 2010.

10.7	First Amendment to the Salary Continuation Agreement between Orrstown Bank and Thomas R. Quinn, Jr. – incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed September 27, 2019.

10.8	Salary Continuation Agreement between Orrstown Bank and Robert Coradi dated March 26, 2018 – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed November 5, 2020.

10.9	Officer Group Term Replacement Plan for Selected Officers – incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 1999 filed March 28, 2000.

10.10	Director Retirement Agreement, as amended, between Orrstown Bank and Andrea Pugh, incorporated by reference to Exhibit 10.4(c) to the Registrant’s Form 10-K filed March 15, 2010.

10.11	Director Retirement Agreement, as amended, between Orrstown Bank and Glenn W. Snoke, incorporated by reference to Exhibit 10.4(f) to the Registrant’s Form 10-K filed March 15, 2010.

10.12	Director Retirement Agreement, as amended, between Orrstown Bank and Joel R. Zullinger, incorporated by reference to Exhibit 10.4(h) to the Registrant’s Form 10-K filed March 15, 2010.

10.13	Revenue neutral retirement plan – incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K filed March 28, 2000.

10.14	2011 Orrstown Financial Services, Inc. Stock Incentive Plan – incorporated by reference to Exhibit 10.1 of the Registrant’s registration statement on Form S-8 filed May 27, 2022.

10.15	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Thomas R. Quinn, Jr. incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed June 8, 2015.

10.16	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Robert G. Coradi, incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K filed June 2, 2015.

10.17	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Adam L. Metz, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed March 14, 2017.

10.18
Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Christopher D. Holt dated July 15, 2019, incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-K filed March 15, 2021.

10.19	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Neelesh Kalani incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed May 4, 2021.

10.20	Brick Plan – Deferred Income Agreement between Orrstown Bank and Joel R. Zullinger, incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed March 15, 2010.

10.21	Director/Executive Officer Deferred Compensation Plan.

10.22	Trust Agreement for Director/Executive Officer Deferred Compensation Plan, incorporated by reference to Exhibit 10.13(b) to the Registrant’s Form 10-K filed March 15, 2010.

10.23	Deferred Compensation Agreement between Orrstown Bank and Thomas R. Quinn, Jr., incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed September 27, 2019.

10.24	Deferred Compensation Agreement between Orrstown Bank and Christopher D. Holt, dated September 16, 2020, incorporated by reference to Exhibit 10.30 to the Registrant's Form 10-K filed March 15, 2021.

10.25	Deferred Compensation Agreement between Orrstown Bank and Adam L. Metz, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed December 16, 2022.

10.26	Form of Subordinated Note Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed December 20, 2018.

10.27	Form of Restricted Stock Grant Agreement - Employees

10.28	Form of Restricted Stock Grant Agreement - Nonemployee Directors

10.29	Stipulation and Agreement of Settlement, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed December 7, 2022.

14	Code of Ethics Policy for Senior Financial Officers posted on Registrant’s website.

21	Subsidiaries of the registrant

23.1	Consent of Crowe LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a – 14(a)/15d-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a – 14(a)/15d-14(a) Certifications (Chief Financial Officer)

32.1	Section 1350 Certifications (Chief Executive Officer)

32.2	Section 1350 Certifications (Chief Financial Officer)

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

ORRSTOWN FINANCIAL SERVICES, INC. (Registrant)

Dated: March 16, 2023	By:	/s/ Thomas R. Quinn, Jr.
Thomas R. Quinn, Jr., President and Chief Executive Officer
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas R. Quinn, Jr.	President and Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2023
Thomas R. Quinn, Jr.
/s/ Neelesh Kalani	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2023
Neelesh Kalani

/s/ Sean P. Mulcahy	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2023
Sean P. Mulcahy

/s/ Joel R. Zullinger	Chairman of the Board and Director	March 16, 2023
Joel R. Zullinger

/s/ Cindy J. Joiner	Director	March 16, 2023
Cindy J. Joiner

/s/ Mark K. Keller	Director	March 16, 2023
Mark K. Keller

/s/ Thomas D. Longenecker	Director	March 16, 2023
Thomas D. Longenecker

/s/ Meera R. Modi	Director	March 16, 2023
Meera R. Modi

/s/ Andrea Pugh	Director	March 16, 2023
Andrea Pugh

/s/ Michael J. Rice	Director	March 16, 2023
Michael J. Rice

/s/ Eric A. Segal	Director	March 16, 2023
Eric A. Segal

/s/ Glenn W. Snoke	Director	March 16, 2023
Glenn W. Snoke

/s/ Floyd E. Stoner	Director	March 16, 2023
Floyd E. Stoner