Form 10-Q
period 2023-03-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2023-05-09
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s Common Stock as of May 5, 2023: 10,658,066.

ORRSTOWN FINANCIAL SERVICES, INC.

Glossary of Defined Terms
The following terms may be used throughout this Report, including the unaudited condensed consolidated financial statements and related notes.

Term	Definition

ACL	Allowance for credit losses
ALL	Allowance for loan losses
AFS	Available-for-sale
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Orrstown Bank, the commercial banking subsidiary of Orrstown Financial Services, Inc.
CDI	Core deposit intangible
CECL	Current expected credit losses
CMO	Collateralized mortgage obligation
EITC	Educational Improvement Tax Credit Program
ERM	Enterprise Risk Management
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDM	Financial difficulty modification
FHLB	Federal Home Loan Bank
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross Domestic Deposit
GSE	U.S. government-sponsored enterprise
IEL	Individually evaluated loan
IRC	Internal Revenue Code of 1986, as amended
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
MBS	Mortgage-backed securities
MSR	Mortgage servicing right
OCI	Other comprehensive income
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
2011 Plan	2011 Orrstown Financial Services, Inc. Incentive Stock Plan
PCD loans	Purchased credit deteriorated loans
PCI loans	Purchased credit impaired loans
PACE	Property Assessed Clean Energy loans
PPP	Paycheck Protection Program
ReRemic	Re-securitization of Real Estate Mortgage Investment Conduits
ROU	Right of use (leases)
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
TDR	Troubled debt restructuring
Unless the context otherwise requires, the terms “Orrstown,” “we,” “us,” “our,” and “Company” refer to Orrstown Financial Services, Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

(Dollars in thousands, except per share amounts)	March 31, 2023	December 31, 2022
Assets
Cash and due from banks	$27,612	$28,477
Interest-bearing deposits with banks	70,711	32,346
Cash and cash equivalents	98,323	60,823
Restricted investments in bank stocks	12,869	10,642
Securities available for sale (amortized cost of $561,008 and $563,278 at March 31, 2023 and December 31, 2022, respectively)	520,232	513,728
Loans held for sale, at fair value	7,341	10,880
Loans	2,207,501	2,151,232
Less: Allowance for credit losses	(28,364)	(25,178)
Net loans	2,179,137	2,126,054
Premises and equipment, net	29,106	29,328
Cash surrender value of life insurance	72,179	71,760
Goodwill	18,724	18,724
Other intangible assets, net	2,828	3,078
Accrued interest receivable	10,911	11,027
Deferred tax assets, net	21,335	24,031
Other assets	38,563	42,333
Total assets	$3,011,548	$2,922,408
Liabilities
Deposits:
Noninterest-bearing	$488,630	$494,131
Interest-bearing	1,999,479	1,950,807
Deposits held for assumption in connection with sale of bank branch	27,517	31,307
Total deposits	2,515,626	2,476,246
Securities sold under agreements to repurchase and federal funds purchased	13,989	17,251
FHLB advances and other borrowings	162,326	106,139
Subordinated notes	32,042	32,026
Other liabilities	47,404	61,850
Total liabilities	2,771,387	2,693,512

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value—$0.05205 stated value per share 50,000,000 shares authorized; 11,222,732 shares issued and 10,691,907 outstanding at March 31, 2023; 11,229,242 shares issued and 10,671,413 outstanding at December 31, 2022	584	584
Additional paid - in capital	187,572	189,264
Retained earnings	97,519	92,473
Accumulated other comprehensive loss	(32,825)	(39,913)
Treasury stock—530,825 and 557,829 shares, at cost at March 31, 2023 and December 31, 2022, respectively	(12,689)	(13,512)
Total shareholders’ equity	240,161	228,896
Total liabilities and shareholders’ equity	$3,011,548	$2,922,408
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended
(Dollars in thousands, except per share amounts)	March 31, 2023	March 31, 2022
Interest income
Loans	$28,744	$21,369
Investment securities - taxable	4,370	1,598
Investment securities - tax-exempt	865	722
Short-term investments	298	101
Total interest income	34,277	23,790
Interest expense
Deposits	6,202	685
Securities sold under agreements to repurchase and federal funds purchased	25	7
FHLB advances and other borrowings	1,252	22
Subordinated notes	504	503
Total interest expense	7,983	1,217
Net interest income	26,294	22,573
Provision for credit losses	729	300
Net interest income after provision for credit losses	25,565	22,273
Noninterest income
Service charges on deposit accounts	962	920
Interchange income	965	981
Other service charges, commissions and fees	195	153
Swap fee income	—	953
Trust and investment management income	1,888	1,941
Brokerage income	859	928
Mortgage banking activities	478	721
Income from life insurance	590	566
Investment securities losses	(8)	(146)
Other income	149	457
Total noninterest income	6,078	7,474
Noninterest expenses
Salaries and employee benefits	12,196	11,337
Occupancy	1,106	1,288
Furniture and equipment	1,227	1,279
Data processing	1,217	1,053
Automated teller and interchange fees	298	305
Advertising and bank promotions	405	355
FDIC insurance	504	283
Professional services	734	808
Directors' compensation	247	231
Taxes other than income	457	564
Intangible asset amortization	250	292
Other operating expenses	1,614	1,569
Total noninterest expenses	20,255	19,364
Income before income tax expense	11,388	10,383
Income tax expense	2,232	2,015
Net income	$9,156	$8,368

	Three Months Ended
	March 31, 2023	March 31, 2022
Per share information:
Basic earnings per share	$0.88	$0.77
Diluted earnings per share	0.87	0.76
Dividends paid per share	0.20	0.19
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Net income	$9,156	$8,368
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale arising during the period	8,766	(24,353)
Reclassification adjustment for losses realized in net income	8	146
Net unrealized gains (losses) on securities available for sale	8,774	(24,207)
Tax effect	(1,930)	5,084
Total other comprehensive income (loss), net of tax and reclassification adjustments on securities available for sale	6,844	(19,123)
Unrealized gains on interest rate swaps used in cash flow hedges	319	—
Reclassification adjustment for losses realized in net income	—	—
Net unrealized gains on interest rate swaps used in cash flow hedges	319	—
Tax effect	(75)	—
Total other comprehensive income, net of tax and reclassification adjustments on interest rate swaps used in cash flow hedges	244	—
Total other comprehensive income (loss), net of tax and reclassification adjustments	7,088	(19,123)
Total comprehensive income (loss)	$16,244	$(10,755)
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended March 31, 2023
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2023	$584	$189,264	$92,473	$(39,913)	$(13,512)	$228,896
Cumulative effect of change in accounting principle - CECL (Note 3)	—	—	(1,984)	—	—	(1,984)
Net income	—	—	9,156	—	—	9,156
Total other comprehensive income, net of taxes	—	—	—	7,088	—	7,088
Cash dividends ($0.20 per share)	—	—	(2,126)	—	—	(2,126)
Share-based compensation plans:
6,510 net common shares acquired and 27,004 net treasury shares issued, including compensation expense totaling $619	—	(1,692)	—	—	823	(869)
Balance, March 31, 2023	$584	$187,572	$97,519	$(32,825)	$(12,689)	$240,161

	Three Months Ended March 31, 2022
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2022	$586	$189,689	$78,700	$4,449	$(1,768)	$271,656
Net income	—	—	8,368	—	—	8,368
Total other comprehensive loss, net of taxes	—	—	—	(19,123)	—	(19,123)
Cash dividends ($0.19 per share)	—	—	(2,125)	—	—	(2,125)
Share-based compensation plans:
10,622 net common shares acquired and 93,438 net treasury shares acquired, including compensation expense totaling $338	(1)	(1,656)	—	—	(2,315)	(3,972)
Balance, March 31, 2022	$585	$188,033	$84,943	$(14,674)	$(4,083)	$254,804

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Cash flows from operating activities
Net income	$9,156	$8,368
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization	442	68
Depreciation and amortization expense	1,063	1,210
Provision for credit losses	729	300
Share-based compensation	619	338
Gains on sales of loans originated for sale	(60)	(641)
Fair value adjustments on loans held for sale	(325)	322
Mortgage loans originated for sale	(5,302)	(32,903)
Proceeds from sales of loans originated for sale	9,223	32,749
Gains on sale of portfolio loans	—	(271)
Net (gain) loss on disposal of premises and equipment	(11)	12
Deferred income tax benefit	1,251	1,638
Investment securities losses	8	146
Return on investments in limited partnerships	(12)	—
Net unrealized losses (gains) on derivatives	279	(285)
Income from life insurance	(590)	(566)
Decrease (increase) in accrued interest receivable and other assets	1,294	(2,797)
Decrease in accrued interest payable and other liabilities	(12,522)	(1,734)
Other, net	172	688
Net cash provided by operating activities	5,414	6,642
Cash flows from investing activities
Proceeds from sales of AFS securities	—	3,075
Maturities, repayments and calls of AFS securities	11,132	9,536
Purchases of AFS securities	(9,532)	(94,903)
Net (purchases) redemptions of restricted investments in bank stocks	(2,227)	461
Net distributions from investments in limited partnerships	321	1,146
Net (increase) decrease in loans	(56,061)	52
Proceeds from sales of portfolio loans	—	3,913
Purchases of bank premises and equipment	(248)	(235)
Proceeds from disposal of premises and equipment	12	—
Net cash used in investing activities	(56,603)	(76,955)
Cash flows from financing activities
Net increase in deposits	39,377	81,060
Net increase in borrowings with original maturities less than 90 days	13,038	1,323
Proceeds from FHLB advances with original maturities greater than 90 days	40,000	—
Payments on FHLB advances with original maturities greater than 90 days	(113)	(108)
Dividends paid	(2,126)	(2,125)
Acquisition of treasury stock	(1,175)	(4,166)
Shares repurchased as treasury stock for employee taxes associated with restricted stock vesting	(378)	(232)
Proceeds from issuance of employee stock purchase plan shares	66	89
Net cash provided by financing activities	88,689	75,841
Net increase in cash and cash equivalents	37,500	5,528
Cash and cash equivalents at beginning of period	60,823	208,710
Cash and cash equivalents at end of period	$98,323	$214,238

	Three Months Ended
	March 31, 2023	March 31, 2022
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,046	$710
Supplemental schedule of noncash activities:
Loans transferred from LHFS to portfolio loans	—	1,510
OREO acquired in settlement of loans	85	—
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
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of Orrstown Financial Services, Inc. and its wholly owned subsidiary, the Bank. The Company has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, SEC rules that permit reduced disclosure for interim periods, and Article 10 of Regulation S-X. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements. There have been no material changes to the Company's significant accounting policies for the three months ended March 31, 2023, except for the adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces our ALL policy under the incurred loss model, and adoption of ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which replaces our TDR accounting model policy, which are both discussed below in Recently Adopted Accounting Standards. The December 31, 2022 consolidated balance sheet information contained in this Quarterly Report on Form 10-Q was derived from the Company's 2022 audited consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications have been made to the prior period amounts to conform with current period classifications. These reclassifications did not have a material impact on the Company's consolidated financial condition, results of operations or statement of consolidated cash flows.
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
Changes to the fair value of derivatives designated and that qualify as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The Company discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period due to circumstances, such as the impact of the COVID-19 pandemic. Upon discontinuance, the associated gains and losses deferred in AOCI are reclassified immediately into earnings and subsequent changes in the fair value of the cash flow hedge are recognized in earnings. At March 31, 2023 and December 31, 2022, the Company had two interest rate derivatives designated as hedging instruments with a total notional value of $100.0 million.
Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps and interest rate caps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps and interest rate caps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. At March 31, 2023 and December 31, 2022, the Company had interest rate swaps not designated as hedges with a total notional value of $269.9 million and $268.8 million, respectively.
The Company also may enter into risk participation agreements with a financial institution counterparty for an interest rate derivative contract related to a loan in which the Company may be a participant or the agent bank. The risk participation agreement provides credit protection to the agent bank should the borrower fail to perform on its interest rate derivative contracts with the agent bank. The Company manages its credit risk on risk participation agreements by monitoring the creditworthiness of the borrower, which follows the same credit review process as derivative instruments entered into directly with the borrower. The notional amount of a risk participation agreement reflects the Company's pro-rata share of the derivative instrument, consistent with its share of the related participated loan. Changes in the fair value of the risk participation agreement are recognized directly into earnings. At March 31, 2023 and December 31, 2022, the Company had a risk participation with sold protection with a notional value of $29.2 million and $29.0 million, respectively, and a risk participation with purchased protection with a notional value of $4.9 million at both March 31, 2023 and December 31, 2022.
As a part of its normal residential mortgage operations, the Company will enter into an interest rate lock commitment with a potential borrower. The Company may enter into a corresponding commitment with an investor to sell that loan at a specific price shortly after origination. In accordance with FASB ASC 820, adjustments are recorded through earnings to account for the net change in fair value of these held for sale loans. The fair value of held for sale loans can vary based on the interest rate locked with the customer and the current market interest rate at the balance sheet date. At March 31, 2023 and December 31, 2022, the Company had interest rate lock commitments with a notional value of $2.0 million and $1.4 million, respectively, and forward sale loan commitments with a notional value of $1.1 million and $3.5 million, respectively.
Leases - The Company evaluates its contracts at inception to determine if an arrangement either is a lease or contains one. Operating lease ROU assets are included in other assets and operating lease liabilities in accrued interest payable and other liabilities in the unaudited condensed consolidated balance sheets. The Company had no finance leases at March 31, 2023 and December 31, 2022.
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
Recently Adopted Accounting Standards
Allowance for Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). On January 1, 2023, the Company adopted ASU 2016-13, the current expected credit losses accounting standard commonly referred to as "CECL," which replaces the incurred loss model with the lifetime expected loss model. The CECL methodology requires an organization to measure all expected credit losses over the contractual term for financial assets measured at amortized cost, including loan receivables and held-to-maturity securities, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The CECL methodology also applies to off-balance sheet credit exposures not accounted for as insurance (e.g., loan commitments, standby letters of credit, financial guarantees and other similar instruments), net investments in leases recognized by a lessor in accordance with ASC Topic 842 on leases and AFS debt securities.
To implement the new standard, the Company established a cross-discipline governance structure, which included a dedicated working group and a CECL Committee consisting of members from different functions including Finance, Credit, Risk and Lending, who provided implementation oversight and reviewed policy elections, key assumptions, processes, and model results. The working group was responsible for the implementation process that included developing the loan segmentation, data sourcing and validation, loss driver inputs, qualitative factors, parallel model runs, scenario testing and back testing.
The Company utilized a third-party vendor to assist in the implementation process of its new model to calculate credit losses over the estimated life of the applicable financial assets. The Company elected to use the discounted cash flow (“DCF”) methodology for the quantitative analysis for the majority of its loan segments, which applies the probability of default and loss given default factors to future cash flows, and then adjusts to the net present value to derive the required reserve. Reasonable and supportable macroeconomic conditions include unemployment and GDP. Model assumptions include the discount rate, prepayments and curtailments. The development and validation of credit models also included determining the length of the reasonable and supportable forecast and regression period and utilizing national peer group historical loss rates. For the consumer loan segments, the remaining life methodology was selected as a practical expedient and based on the risk characteristics. The implementation also included review of model runs and certain assumptions, documentation of policies, procedures and controls, and engagement of another third-party consultant for model validation.
The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. The adoption of the new CECL standard resulted in a cumulative-effect adjustment that increased the ACL for loans by $2.4 million and increased the off-balance sheet credit exposures reserve by $100 thousand. Retained earnings, net of deferred taxes, decreased by $2.0 million, and deferred tax assets increased by $559 thousand. Results for reporting periods beginning after January 1, 2023 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with the incurred loss model under the previously applicable GAAP.

The following table illustrates the impact of the adoption of CECL, and the transition away from the incurred loss method, on January 1, 2023. The impact to the ACL is presented at the loan segment level:

	January 1, 2023
	Reserves under Incurred Loss Model	Reserves under CECL Model	Impact of CECL Adoption
Financial Assets:
Commercial loans:
Commercial real estate	$13,558	$16,415	$2,857
Acquisition and development	3,214	3,000	(214)
Commercial and industrial	4,505	5,433	928
Municipal	24	193	169
Consumer loans:
Residential mortgage	3,444	2,323	(1,121)
Installment and other	188	237	49
Unallocated reserve	245	—	(245)
Allowance for credit losses on loans	$25,178	$27,601	$2,423
Liabilities:
Allowance for credit losses on off-balance sheet credit exposures	$1,633	$1,733	$100
Allowance for Credit Losses on Loans
The allowance for credit losses represents the amount that, in management's judgment, appropriately reflects credit losses inherent in the loan portfolio at the balance sheet date. Loans deemed to be uncollectible are charged against the ACL on loans, and subsequent recoveries, if any, are credited to the ACL on loans when received. Changes to the ACL are recorded through the provision for credit losses on loans in the consolidated statement of income.
The ACL is maintained at a level considered appropriate to absorb credit losses over the expected life of the loan. The ACL for expected credit losses is determined based on a quantitative assessment of two categories of loans: collectively evaluated loans and individually evaluated loans. In addition, the ACL also includes a qualitative component which adjusts the CECL model results for risk factors that are not considered within the CECL model, but are relevant in assessing the expected credit losses within the loan classes.
The ACL on loans is measured on a collective basis when similar risk characteristics exist within the Company's loan segments between commercial and consumer. For purposes of estimating the Company’s ACL, management generally evaluates collectively evaluated loans by federal call code in order to group loans with similar risk characteristics. Each of these loan segments are broken down into multiple loan classes, which are characterized by loan type, collateral type, risk attributions and the manner in which management monitors the performance of the borrower. The risks associated with lending activities differ and are subject to the impact of change in interest rates, market conditions and the impact on the collateral securing the loans, and general economic conditions. The commercial loan segment includes commercial real estate, acquisition and development, commercial and industrial and municipal loan classes. The consumer loan segment includes residential mortgage, installment and other consumer loans.
Loans collectively evaluated includes loans on accrual status, except for loans previously restructured that do not share similar risk characteristics, which the ACL is measured using a lifetime expected loss rate model that considers historical loss performance and past events in addition to forecasts of future economic conditions. The Company elected to use the DCF methodology for the quantitative analysis for the majority of its loan segments, which applies the probability of default, using a loss driver model and loss given default factors to future cash flows, and then adjusts to the net present value to derive the required reserve. The probability of default estimates are derived through the application of reasonable and supportable economic forecasts to the regression models, which incorporates the Company's and peer loss-rate data, unemployment rate and GDP. The reasonable and supportable forecasts of the selected economic metrics are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to expected loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The prepayment and curtailment assumptions adjust the contractual terms of the loan to arrive at the expected cash flows. The development and validation of credit models also included determining the length of the reasonable and supportable forecast and regression period and utilizing national peer group historical loss rates. Management selected the national unemployment rate and GDP as the drivers of the quantitative portion of collectively evaluated reserves on loan classes reliant upon the DCF methodology, primarily as a result of high correlation coefficients identified in regression modeling. For the consumer loan segment, the quantitative reserve was calculated using the remaining life methodology where the average historical bank-specific and peer loss rates are applied to expected loan balances over an estimated remaining life of loans. The estimated remaining life is calculated using historical bank-specific loan attrition data.
Loans that do not share similar risk characteristics are evaluated on an individual basis, and are excluded from the collective evaluation for the ACL. Loans identified to be individually evaluated under CECL include loans on nonaccrual status and may include accruing loans that do not share similar risk characteristics to other accruing loans collectively evaluated. A specific reserve analysis is applied to the individually evaluated loans, which considers collateral value, an observable market price or the present value of expected future cash flows. A specific reserve may be assigned if the measured value of the loan using one of the before mentioned methods is less than the current carrying value of the loans.
A loan is considered collateral-dependent when the Company determines foreclosure is probable or the borrower is experiencing financial difficulty and the Company expects repayment to be provided substantially through the operation or sale of the collateral. Collateral could be in the form of real estate, equipment or business assets. An ACL may result for a collateral-dependent loan if the fair value of the underlying collateral, as of the reporting date, adjusted for expected costs to repair or sell, was less than the amortized cost basis of the loan. If repayment of the loan is instead dependent only on the operation, rather than the sale of the collateral, the measure of the ACL does not incorporate estimated costs to sell. For loans analyzed on the basis of projected future principal and interest cash flows, the Company will discount the expected cash flows at the effective interest rate of the loan, and an ACL would result if the present value of expected cash flows was less than the amortized cost basis of the loan.
Based on management's analysis, adjustments may be applied for additional factors impacting the risk of loss in the loan portfolio beyond the quantitatively calculated reserve on collectively evaluated loans. As the quantitative reserve calculation incorporates historical conditions, management may consider an additional or reduced reserve is warranted through qualitative risk factors based on current and expected conditions. These qualitative risk factors considered by management are comparable to legacy factors prior to the adoption of CECL and include significant or unexpected changes in:
•Lending policies, procedures, underwriting standards and recovery practices;
•Nature and volume of loans;
•Concentrations of credit;
•Collateral valuation trends;
•Delinquency trends;
•Experience, ability and depth of management and lending staff;
•Quality of loan review system; and
•Economic conditions and other external factors.
For PCD loans, the nonaccrual status is determined in the same manner as for other loans. Prior to the adoption of CECL, these PCD loans were classified as PCI loans and accounted for under ASC Subtopic 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"). In accordance with the CECL standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the adoption date. As permitted by CECL, the Company elected to account for its PCD loans under ASC 310-20, Receivables - Nonrefundable Fees and Other Assets ("ASC 310-20"). These loans are initially recorded at fair value, and include credit and interest rate marks associated with acquisition accounting adjustments. Purchase premiums or discounts are subsequently amortized as an adjustment to yield over the estimated contractual lives of the loans. Under ASC 310-20, the acquired loans are analyzed on an individual asset level, and no longer maintained in pools and accounted for as units of accounts, which would permit treating each pool as a single asset. The impact of this election resulted in loans reported as nonaccrual and individually evaluated for credit expected losses under the CECL methodology.
For off-balance sheet credit exposures, the Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk from the contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on off-balance sheet credit exposures includes consideration of the utilization rates expected on the loan commitments, and estimates the expected credit losses for the undrawn commitments by the loan segments. The ACL on off-balance sheet credit exposures is recorded in other liabilities on the consolidated balance sheets and is adjusted through the provision for credit losses in the consolidated statements of income.
In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). ASU 2022-02 eliminates the TDR accounting model, and requires that the Company evaluate, based on the accounting for loan modifications, whether the borrower is experiencing financial difficulty and the modification results in a more-than-insignificant direct change in the contractual cash flows and represents a new loan or a continuation of an existing loan, which the Company refers to these loans as "financial difficulty modifications" or "FDMs." This change required all loan modifications to be accounted for under the general loan modification guidance in ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, and subject entities to new disclosure requirements on loan modifications to borrowers experiencing financial difficulty. Upon adoption of CECL, the TDRs were evaluated and included in the CECL loan segment pools if the loans shared similar risk characteristics to other loans in the pool or remained with loans individually evaluated for which the ACL was measured using the collateral-dependent or discounted cash flow method. On January 1, 2023, the Company adopted ASU 2022-02 on a modified retrospective basis, which did not have a material impact on the consolidated financial statements.
A comprehensive analysis of the ACL is performed by the Company on a quarterly basis. Management evaluates the adequacy of the ACL utilizing a defined methodology to determine if it properly addresses the current and expected risks in the loan portfolio, which considers the performance of borrowers and specific evaluation of individually evaluated loans including historical loss experiences, trends in delinquencies, nonperforming loans and other risk assets, and the qualitative factors. Risk factors are continuously reviewed and adjusted, as needed, by management when conditions support a change. Management believes its approach properly addresses relevant accounting and bank regulatory guidance for loans both collectively and individually evaluated. The results of the comprehensive analysis, including recommended changes, are governed by the Company's Reserve Adequacy Committee, whose members were also a part of the Company's CECL Committee.
See Note 3, Loans and Allowance for Credit Losses, to the unaudited condensed consolidated financial statements under Part I, Item 1, "Financial Information," for a description of the Company’s loan classes and differing levels of associated credit risk.
Allowance for Credit Losses on AFS Securities
Prior to implementation of CECL, unrealized losses on AFS debt securities caused by a credit event would require the direct write-down of the AFS security through the other-than-temporary impairment approach; however, the new standard requires credit losses to be presented as an ACL. The Company is still required to conduct an impairment evaluation on AFS securities to determine whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If these situations apply, the guidance continues to require the Company to reduce the security's amortized cost basis down to its fair value through earnings. The Company also evaluates the unrealized losses on AFS securities to determine if a security's decline in fair value below its amortized cost basis is due to credit factors. The evaluation is based upon factors such as the creditworthiness of the underlying borrowers, performance of the underlying collateral, if applicable, and the level of credit support in the security structure. Management also evaluates other factors and circumstances that may be indicative of a decline in the fair value of the security due to a credit factor. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost and near-term prospects of the issuer. If this assessment indicates that a credit loss exists, the present value of the expected cash flows of the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost, an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis under the CECL standard, and declines due to non-credit factors are recorded in AOCI, net of taxes. If a credit loss is recognized in earnings, subsequent improvements to the expectation of collectability will be recognized through the ACL. If the fair value of the security increases above its amortized cost, the unrealized gain will be recorded in AOCI, net of taxes, on the unaudited condensed consolidated statements of financial condition. Accrued interest receivable on AFS securities is excluded from the estimate of credit losses. The Company did not record a cumulative-effect adjustment related to its AFS securities upon adoption of CECL on January 1, 2023.
See Note 2, Investment Securities, to the unaudited condensed consolidated financial statements under Part I, Item 1, "Financial Information," for a description of the Company’s investment securities and impairment evaluation.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 contains optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The optional expedients apply consistently to all contracts or transactions within the scope of this topic, while the optional expedients for hedging relationships can be elected on an individual basis. The Company has a cross-functional working group that is leading the transition from LIBOR to a planned adoption of an alternate index. The Company currently plans to replace LIBOR with the 30-Day Average SOFR or Term SOFR in its loan agreements. The Company implemented fallback language for loans with maturities after 2021. The Company expects to adopt the LIBOR transition relief allowed under this standard, and does not expect a significant impact on its financial statements.

NOTE 2. INVESTMENT SECURITIES
At March 31, 2023 and December 31, 2022, all investment securities were classified as AFS. The following table summarizes amortized cost, fair value and ACL of investment securities, and the corresponding amounts of gross unrealized gains and losses recognized in AOCI, and the allowance for credit losses at March 31, 2023 and December 31, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2023
U.S. Treasury securities	$20,067	$—	$2,374	$—	$17,693
U.S. Government Agencies	4,754	218	—	—	4,972
States and political subdivisions	225,309	36	21,743	—	203,602
GSE residential MBSs	63,314	—	3,943	—	59,371
GSE commercial MBSs	5,289	448	—	—	5,737
GSE residential CMOs	73,975	9	5,880	—	68,104
Non-agency CMOs	45,154	213	4,476	—	40,891
Asset-backed	122,776	194	3,478	—	119,492
Other	370	—	—	—	370
Totals	$561,008	$1,118	$41,894	$—	$520,232
December 31, 2022
U.S. Treasury securities	$20,070	$—	$2,779	n/a	$17,291
U.S. Government Agencies	4,907	228	—	n/a	5,135
States and political subdivisions	225,825	19	28,430	n/a	197,414
GSE residential MBSs	63,778	—	4,376	n/a	59,402
GSE residential CMOs	75,446	—	7,068	n/a	68,378
Non-agency CMOs	42,298	243	2,783	n/a	39,758
Asset-backed	130,577	—	4,604	n/a	125,973
Other	377	—	—	n/a	377
Totals	$563,278	$490	$50,040	n/a	$513,728

The following table summarizes investment securities with unrealized losses, for which an ACL has not been recorded at March 31, 2023 and cumulative OTTI expense was not recognized at December 31, 2022, aggregated by major investment security type and the length of time in a continuous unrealized loss position.

	Less Than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
March 31, 2023
U.S. Treasury securities	—	$—	$—	3	$17,693	$2,374	3	$17,693	$2,374
States and political subdivisions	10	25,901	883	33	174,145	20,860	43	200,046	21,743
GSE residential MBSs	—	—	—	15	59,371	3,943	15	59,371	3,943
GSE residential CMOs	2	10,157	118	13	57,218	5,762	15	67,375	5,880
Non-agency CMOs	4	25,164	2,347	2	8,050	2,129	6	33,214	4,476
Asset-backed	4	9,534	114	15	93,701	3,364	19	103,235	3,478
Totals	20	$70,756	$3,462	81	$410,178	$38,432	101	$480,934	$41,894
December 31, 2022
U.S. Treasury securities	—	$—	$—	3	$17,291	$2,779	3	$17,291	$2,779
States and political subdivisions	29	135,579	13,809	17	60,102	14,621	46	195,681	28,430
GSE residential MBSs	5	26,100	925	10	33,302	3,451	15	59,402	4,376
GSE residential CMOs	8	28,732	1,884	9	39,646	5,184	17	68,378	7,068
Non-agency CMOs	4	26,555	1,135	2	8,639	1,648	6	35,194	2,783
Asset-backed	17	78,873	2,432	5	47,100	2,172	22	125,973	4,604
Totals	63	$295,839	$20,185	46	$206,080	$29,855	109	$501,919	$50,040
The Company is required to conduct an impairment evaluation on AFS securities to determine whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If these situations apply, the guidance requires the Company to reduce the security's amortized cost basis down to its fair value through earnings. The Company also evaluates the unrealized losses on AFS securities to determine if a security's decline in fair value below its amortized cost basis is due to credit factors. The evaluation is based upon factors such as the creditworthiness of the underlying borrowers, performance of the underlying collateral, if applicable, and the level of credit support in the security structure. Management also evaluates other factors and circumstances that may be indicative of a decline in the fair value of the security due to a credit factor. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost and near-term prospects of the issuer. If this assessment indicates that a credit loss exists, the present value of the expected cash flows of the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost, an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis under the CECL standard, and declines due to non-credit factors are recorded in AOCI, net of taxes. If a credit loss is recognized in earnings, subsequent improvements to the expectation of collectability will be recognized through the ACL. If the fair value of the security increases above its amortized cost, the unrealized gain will be recorded in AOCI, net of taxes, on the consolidated statements of financial condition. Prior to implementation of the CECL standard, unrealized losses caused by a credit event would require the direct write-down of the AFS security through the other-than-temporary impairment approach.
The Company did not record an ACL on the AFS securities at March 31, 2023 or upon implementation of CECL on January 1, 2023. As of both periods, the Company considers the unrealized losses on the AFS securities to be related to fluctuations in market conditions, primarily interest rates, and not reflective of deterioration in credit. In addition, the Company maintains that it has the intent and ability to hold these AFS securities until the amortized cost is recovered and it is more likely than not that any of AFS securities in an unrealized loss position would not be required to be sold. At March 31, 2023 and December 31, 2022, unrealized losses were higher due to market uncertainty resulting from inflation and rising interest rates from the time of the security purchase.
U.S. Treasury Securities. The unrealized losses presented in the table above have been caused by an increase in rates from the time these securities were purchased. Management considers the full faith and credit of the U.S. government in determining whether declines in fair value are due to credit factors. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity. In addition, the unrealized losses are not credit related. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at March 31, 2023.
States and Political Subdivisions. The unrealized losses presented in the table above have been caused by a widening of spreads and/or a rise in interest rates from the time these securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether declines in fair value are due to credit factors. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity. In addition, the unrealized losses are not credit related. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at March 31, 2023.
GSE Residential CMOs and GSE Residential MBS. The unrealized losses presented in the table above have been caused by a widening of spreads and a rise in interest rates from the time these securities were purchased. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than its par value basis. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity. In addition, the unrealized losses are not credit related. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at March 31, 2023.
Non-Agency CMOs. The unrealized losses presented in the table above were caused by a widening of spreads and a rise in interest rates from the time the securities were purchased. Management considers the investment rating and other credit support in determining whether declines in fair value are due to credit factors. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity. In addition, the unrealized losses are not credit related. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at March 31, 2023.
Asset-backed. The unrealized losses presented in the table above were caused by a widening of spreads and a rise in the interest rates from the time the securities were purchased. Management considers the investment rating and other credit support in determining whether declines in fair value are due to credit factors. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity. In addition, the unrealized losses are not credit related. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at March 31, 2023.
The following table summarizes amortized cost and fair value of investment securities by contractual maturity at March 31, 2023. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$249	$249
Due after one year through five years	21,464	19,415
Due after five years through ten years	68,052	61,125
Due after ten years	160,735	145,848
CMOs and MBSs	187,732	174,103
Asset-backed	122,776	119,492
Totals	$561,008	$520,232
The following table summarizes proceeds from sales of investment securities and gross gains and gross losses for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Proceeds from sale of investment securities	$—	$3,075
Gross gains	—	25
Gross losses	8	—
During the three months ended March 31, 2023, the Company recorded net investment security losses of $8 thousand from mark-to-market losses on an equity security, compared to net gains of $25 thousand for the three months ended March 31, 2022. During the three months ended March 31, 2023, the Company did not sell any investment securities compared to a partial sale of one security with a principal balance of $3.1 million that was sold for proceeds of $3.1 million during the three months ended March 31, 2022 for a gross gain of $22 thousand. The Company recorded a loss of $171 thousand on a call of a non-agency CMO for the three months ended March 31, 2022. Investment securities with a fair value of $428.9 million and $396.8 million at March 31, 2023 and December 31, 2022, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES
The Company’s loan portfolio is grouped into segments which are further broken down into classes to allow management to monitor the performance by the borrower and to monitor the yield on the portfolio. The risks associated with lending activities differ among the various loan classes and are subject to the impact of changes in interest rates, market conditions of collateral securing the loans, and general economic conditions. All of these factors may adversely impact both the borrower’s ability to repay its loans and the value of its associated collateral.
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
Commercial and industrial loans include advances to local and regional businesses for general commercial purposes and include permanent and short-term working capital, machinery and equipment financing, and may be either in the form of lines of credit or term loans. Although commercial and industrial loans may be unsecured to our highest-rated borrowers, the majority of these loans are secured by the borrower’s accounts receivable, inventory and machinery and equipment. In a significant number of these loans, the collateral also includes the business real estate or the business owner’s personal real estate or assets. Commercial and industrial loans present credit exposure to the Company, as they are more susceptible to risk of loss during a downturn in the economy as borrowers may have greater difficulty in meeting their debt service requirements and the value of the collateral may decline. The Company attempts to mitigate this risk through its underwriting standards, including evaluating the creditworthiness of the borrower and, to the extent available, credit ratings on the business. Additionally, monitoring of the loans through annual renewals and meetings with the borrowers are typical. However, these procedures cannot eliminate the risk of loss associated with commercial and industrial lending. At March 31, 2023 and December 31, 2022, commercial and industrial loans include $10.8 million and $13.8 million, respectively, net of deferred fees and costs, originated through the SBA PPP. At March 31, 2023, the Bank has $181 thousand of net deferred SBA PPP fees remaining to be recognized through net interest income over the remaining life of the loans. The timing of the recognition of these fees is dependent upon the loan forgiveness process established by the SBA. As these loans are 100% guaranteed by the SBA, there is no associated ACL at March 31, 2023.
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
The Company adopted the new current expected credit loss accounting guidance, CECL, and all related amendments as of January 1, 2023. Certain prior period credit quality disclosures related to impaired loans and individually and collectively evaluated loans were superseded with the current CECL guidance and have not been included below as of March 31, 2023.
The following table presents the loan portfolio by segment and class, excluding residential LHFS, at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Commercial real estate:
Owner occupied	$339,371	$315,770
Non-owner occupied	603,396	608,043
Multi-family	144,053	138,832
Non-owner occupied residential	106,390	104,604
Acquisition and development:
1-4 family residential construction	20,941	25,068
Commercial and land development	174,556	158,308
Commercial and industrial (1)	380,683	357,774
Municipal	11,329	12,173
Residential mortgage:
First lien	227,031	229,849
Home equity - term	5,371	5,505
Home equity - lines of credit	183,340	183,241
Installment and other loans	11,040	12,065
Total loans	$2,207,501	$2,151,232
(1) This balance includes $10.8 million and $13.8 million of SBA PPP loans, net of deferred fees and costs, at March 31, 2023 and December 31, 2022, respectively.
In order to monitor ongoing risk associated with its loan portfolio and specific loans within the segments, management uses an internal grading system. The first several rating categories, representing the lowest risk to the Bank, are combined and given a “Pass” rating. Management generally follows regulatory definitions in assigning criticized ratings to loans, including "Special Mention," "Substandard," "Doubtful" or "Loss." The Special Mention category includes loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Bank's position at some future date. These assets pose elevated risk, but their weakness does not yet justify a more severe, or classified rating. Substandard loans are classified as they have a well-defined weakness, or weaknesses that jeopardize liquidation of the debt. These loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Substandard loans include loans that management may determine to be either individually evaluated, referred to as "Substandard - Individually Evaluated Loan," or collectively evaluated, referred to as "Substandard Non-Individually Evaluated Loan." A Doubtful loan has a high probability of total or substantial loss, but because of specific pending events that may strengthen the asset, its classification as Loss is deferred. Loss loans are considered uncollectible, as the borrowers are often in bankruptcy, have suspended debt repayments, or have ceased business operations. Once a loan is classified as Loss, there is little prospect of collecting the loan’s principal or interest and it is charged-off.
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
The following table presents the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of March 31, 2023. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan and payment activity, which residential mortgage and installment and other consumer loans are presented below based on payment performance: performing or nonperforming.

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$25,068	$107,533	$69,946	$29,509	$22,314	$74,607	$2,420	$—	$331,397
Special mention	—	—	—	—	—	2,560	—	—	2,560
Substandard - Non-IEL	—	—	—	—	—	2,257	468	—	2,725
Substandard - IEL	—	—	—	—	—	2,635	54	—	2,689
Total owner-occupied loans	$25,068	$107,533	$69,946	$29,509	$22,314	$82,059	$2,942	$—	$339,371
Current period gross charge offs - owner-occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied:
Risk rating
Pass	$13,063	$94,461	$194,367	$85,305	$66,223	$143,337	$631	$877	$598,264
Special mention	—	—	—	—	—	2,206	400	—	2,606
Substandard - Non-IEL	—	—	—	2,170	—	80	—	—	2,250
Substandard - IEL	—	—	—	—	—	276	—	—	276
Total non-owner occupied loans	$13,063	$94,461	$194,367	$87,475	$66,223	$145,899	$1,031	$877	$603,396
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family:
Risk rating
Pass	$—	$54,897	$9,008	$12,888	$7,971	$51,500	$129	$—	$136,393
Special mention	—	—	—	—	—	7,660	—	—	7,660
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total multi-family loans	$—	$54,897	$9,008	$12,888	$7,971	$59,160	$129	$—	$144,053
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied residential:
Risk rating
Pass	$3,207	$27,191	$19,814	$10,893	$7,067	$35,158	$1,572	$—	$104,902
Special mention	—	—	—	—	—	841	—	—	841
Substandard - Non-IEL	—	—	—	—	—	405	—	—	405
Substandard - IEL	—	—	—	—	—	242	—	—	242
Total non-owner occupied residential loans	$3,207	$27,191	$19,814	$10,893	$7,067	$36,646	$1,572	$—	$106,390
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$1,552	$18,437	$952	$—	$—	$—	$—	$—	$20,941
Special mention	—	—	—	—	—	—	—	—	—
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total 1-4 family residential construction loans	$1,552	$18,437	$952	$—	$—	$—	$—	$—	$20,941
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and land development:
Risk rating
Pass	$8,025	$50,417	$81,878	$12,018	$122	$3,043	$525	$2,925	$158,953
Special mention	—	—	—	—	—	452	—	—	452
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	15,151	—	—	—	—	15,151
Total commercial and land development loans	$8,025	$50,417	$81,878	$27,169	$122	$3,495	$525	$2,925	$174,556
Current period gross charge offs - commercial and land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial:
Risk rating
Pass	$20,837	$84,057	$94,073	$25,903	$12,835	$24,290	$89,790	$3,839	$355,624
Special mention	—	306	374	6,615	1,534	913	8,349	—	18,091
Substandard - Non-IEL	114	176	1,196	87	373	1,068	3,911	—	6,925
Substandard - IEL	—	—	—	10	—	33	—	—	43
Total commercial and industrial loans	$20,951	$84,539	$95,643	$32,615	$14,742	$26,304	$102,050	$3,839	$380,683
Current period gross charge offs - commercial and industrial	$—	$—	$—	$84	$—	$2	$—	$—	$86
Municipal:
Risk rating
Pass	$—	$18	$3,643	$59	$—	$7,609	$—	$—	$11,329
Total municipal loans	$—	$18	$3,643	$59	$—	$7,609	$—	$—	$11,329
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential mortgage:
First lien:
Payment performance
Performing	$4,153	$60,524	$35,265	$8,632	$7,955	$107,521	$—	$650	$224,700
Nonperforming	—	—	—	—	126	2,205	—	—	2,331
Total first lien loans	$4,153	$60,524	$35,265	$8,632	$8,081	$109,726	$—	$650	$227,031
Current period gross charge offs - first lien	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Home equity - term:
Payment performance
Performing	$159	$806	$151	$502	$131	$3,618	$—	$—	$5,367
Nonperforming	—	—	—	—	—	4	—	—	4
Total home equity - term loans	$159	$806	$151	$502	$131	$3,622	$—	$—	$5,371
Current period gross charge offs - home equity - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$112,345	$70,333	$182,678
Nonperforming	—	—	—	—	—	—	643	19	662
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$112,988	$70,352	$183,340
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$—	$—	$—	$—
Installment and other loans:
Payment performance
Performing	$197	$561	$448	$192	$1,266	$2,433	$5,919	$—	$11,016
Nonperforming	—	—	—	—	22	2	—	—	24
Total Installment and other loans	$197	$561	$448	$192	$1,288	$2,435	$5,919	$—	$11,040
Current period gross charge offs - installment and other	$31	$24	$—	$—	$1	$—	$—	$—	$56
The information presented in the table above is not required for periods prior to the adoption of CECL. The following table summarizes the Company’s loan portfolio ratings based on its internal risk rating system at December 31, 2022, which presents the most comparable required information for the prior period. Prior to the adoption of CECL, PCD loans were classified as PCI loans and accounted for under ASC 310-30. In accordance with the CECL standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the adoption date. At March 31, 2023, the amortized cost of the PCD loans was $9.4 million.

	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	PCI Loans	Total
December 31, 2022
Commercial real estate:
Owner occupied	$305,159	$2,109	$3,532	$2,767	$—	$2,203	$315,770
Non-owner occupied	601,244	4,243	2,273	—	—	283	608,043
Multi-family	130,851	7,739	242	—	—	—	138,832
Non-owner occupied residential	102,674	810	482	81	—	557	104,604
Acquisition and development:
1-4 family residential construction	25,068	—	—	—	—	—	25,068
Commercial and land development	142,424	458	—	15,426	—	—	158,308
Commercial and industrial	331,103	17,579	7,013	31	—	2,048	357,774
Municipal	12,173	—	—	—	—	—	12,173
Residential mortgage:
First lien	222,849	—	215	2,520	—	4,265	229,849
Home equity - term	5,485	—	—	5	—	15	5,505
Home equity - lines of credit	182,801	—	45	395	—	—	183,241
Installment and other loans	12,017	—	—	40	—	8	12,065
	$2,073,848	$32,938	$13,802	$21,265	$—	$9,379	$2,151,232
For commercial real estate, acquisition and development, commercial and industrial and municipal segments, a loan is evaluated individually when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not individually evaluated. Generally, loans that are more than 90 days past due will be individually evaluated for a specific reserve. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed to determine if the loan should be placed on nonaccrual status. Nonaccrual loans are, by definition, deemed to be individually evaluated under CECL. A specific reserve allocation for individually evaluated loans is measured on a loan-by-loan basis for commercial and construction loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. For loans that are experiencing financial difficulty for extended periods of time, periodic updates on fair values are obtained, which may include updated appraisals. Updated fair values are incorporated into the analysis in the next reporting period.
Loan charge-offs, which may include partial charge-offs, are taken on an individually evaluated loan that is collateral dependent if the carrying balance of the loan exceeds the appraised value of the collateral, the loan has been placed on nonaccrual status or identified as uncollectible, and it is deemed to be a confirmed loss. Typically, loans with a charge-off or partial charge-off will continue to be individually evaluated. Generally, an individually evaluated loan with a partial charge-off may continue to have a specific reserve on it after the partial charge-off, if factors warrant.
At March 31, 2023, the Company’s individually evaluated loans were measured based on the estimated fair value of the collateral securing the loan, except for purchased auto loans on nonaccrual status and accruing loans accounted for as TDRs prior to the adoption of ASU 2022-02. At December 31, 2022, except for TDRs, the Company's individually evaluated loans were measured based on the estimated fair value of the collateral securing the loan. Prior to the adoption of ASU 2022-02, by definition, TDRs were considered impaired and the related impairment analyses were initially based on discounted cash flows. For real estate loans, collateral generally consists of commercial or residential real estate, but in the case of commercial and industrial loans, it could also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.

Updated appraisals are generally required every 18 months for classified commercial loans, secured by commercial real estate, in excess of $250 thousand. The “as is" value provided in the appraisal is often used as the fair value of the collateral in determining impairment, unless circumstances, such as subsequent improvements, approvals, or other circumstances, dictate that another value than that provided by the appraiser is more appropriate.
Generally, commercial loans secured by real estate that are evaluated individually are measured at fair value using certified real estate appraisals that had been completed within the last 18 months. Appraised values are discounted for estimated costs to sell the property and other selling considerations to arrive at the property’s fair value. In those situations in which it is determined an updated appraisal is not required for loans individually evaluated for credit expected losses, fair values are based on either an existing appraisal or a discounted cash flow analysis as determined by management. The approaches are discussed below:
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
Collateral on loans evaluated individually is not limited to real estate, and may consist of accounts receivable, inventory, equipment or other business assets. Estimated fair values are determined based on borrowers’ financial statements, inventory ledgers, accounts receivable aging or appraisals from individuals with knowledge in the business. Stated balances are generally discounted for the age of the financial information or the quality of the assets. In determining fair value, liquidation discounts are applied to this collateral based on existing loan evaluation policies.
The Company distinguishes substandard loans for both loans individually and collectively evaluated, as it places less emphasis on a loan’s classification, and increased reliance on whether the loan was performing in accordance with the contractual terms. A substandard classification does not automatically meet the definition of an individually evaluated loan. Loss potential, while existing in the aggregate amount of substandard loans, does not have to exist in individual extensions of credit classified as substandard. As a result, the Company’s methodology includes an evaluation of certain accruing commercial real estate, acquisition and development, commercial and industrial and municipal loans rated substandard to be collectively evaluated for credit expected losses. Although the Company believes these loans meet the definition of substandard, they are generally performing and management has concluded that it is likely the Company will be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.
Larger groups of smaller balance homogeneous loans are collectively evaluated for credit expected losses. Generally, the Company does not separately identify individual residential mortgage and installment and other consumer loans for disclosures, unless such loans are the subject of a modified agreement due to financial difficulties of the borrower.

The following table presents the amortized cost basis of nonaccrual loans, according to loan class, with and without reserves on individually evaluated loans as of March 31, 2023, as compared to nonaccrual loans at December 31, 2022. The Company did not recognize interest income on nonaccrual loans during the three months ended March 31, 2023.

	March 31, 2023				December 31, 2022
	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing	Total nonaccrual loans
Commercial real estate:
Owner-occupied	$—	$2,689	$2,689	$—	$2,767
Non-owner occupied	—	276	276	—	—
Non-owner occupied residential	—	243	243	—	81
Acquisition and development:
Commercial and land development	—	15,151	15,151	—	15,426
Commercial and industrial	—	43	43	—	31
Residential mortgage:
First lien	—	2,155	2,155	28	1,838
Home equity – term	—	4	4	—	5
Home equity – lines of credit	—	661	661	—	395
Installment and other loans	—	24	24	—	40
Total	$—	$21,246	$21,246	$28	$20,583
A loan is considered to be collateral-dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral. At March 31, 2023, substantively all individually evaluated loans were collateral-dependent and consisted primarily of commercial real estate, acquisition and development and residential mortgage loans, which were primarily secured by commercial or residential real estate. All of the Company’s collateral-dependent loans had appraised collateral values which exceeded the amortized cost basis of the related loan as of March 31, 2023. The following table presents the amortized cost basis of collateral-dependent loans by class as of March 31, 2023:

	Type of Collateral
	Business Assets	Commercial Real Estate	Equipment	Land	Residential Real Estate	Other	Total
Commercial real estate:
Owner occupied	$—	$2,689	$—	$—	$—	$—	$2,689
Non-owner occupied	—	276	—	—	—	—	276
Acquisition and development:
Commercial and land development	—	15,151	—	—	—	—	15,151
Commercial and industrial	34	—	11	—	—	—	45
Residential mortgage:
First lien	—	—	—	—	2,310	—	2,310
Home equity - term	—	—	—	—	4	—	4
Home equity - lines of credit	—	—	—	—	661	—	661
Installment and other loans	—	—	—	—	—	1	1
Total	$34	$18,116	$11	$—	$2,975	$1	$21,137

The information presented above in the nonaccrual loan table and the collateral-dependent table are not required for periods prior to the adoption of CECL. The following table, which excludes accruing PCI loans, presents the most comparable required information for the prior period, which summarizes impaired loans by segment and class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at December 31, 2022. The recorded investment in loans excludes accrued interest receivable. Related allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and any partial charge-off will be recorded when final information is received.

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
The following table, which excludes accruing PCI loans, presents the most comparable required information for the prior period and summarizes the average recorded investment in impaired loans and related recognized interest income for the three months ended March 31, 2022:

	March 31, 2022
	Average Impaired Balance	Interest Income Recognized
Three Months Ended March 31,
Commercial real estate:
Owner occupied	$3,422	$—
Non-owner occupied residential	107	—
Commercial and industrial	218	—
Residential mortgage:
First lien	2,406	7
Home equity - term	7	—
Home equity - lines of credit	432	—
Installment and other loans	45	—
	$6,637	$7
On January 1, 2023, the Company adopted ASU 2022-02 on a modified retrospective basis. ASU 2022-02 eliminates the TDR accounting model, and requires that the Company evaluate, based on the accounting for loan modifications, whether the borrower is experiencing financial difficulty and the modification results in a more-than-insignificant direct change in the contractual cash flows and represents a new loan or a continuation of an existing loan. This change required all loan modifications to be accounted for under the general loan modification guidance in ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, and subject entities to new disclosure requirements on loan modifications to borrowers experiencing financial difficulty. Upon adoption of CECL, the TDRs were evaluated and included in the CECL loan segment pools if the loans shared similar risk characteristics to other loans in the pool or remained with individually evaluated loans for which the ACL was measured using the collateral-dependent or discounted cash flow method.
The Company may modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, interest rate reduction or an other-than-insignificant payment delay. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL. The Company may also provide multiple types of modifications on an individual loan. For three months ended March 31, 2023, the Company did not extend any modifications to borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan.
The following table presents the most comparable required information for the prior period for impaired loans that were TDRs, with the recorded investment at December 31, 2022:

	December 31, 2022
	Number of Contracts	Recorded Investment
Accruing:
Residential mortgage:
First lien	8	$682
Nonaccruing:
Residential mortgage:
First lien	4	212
Installment and other loans	1	2
	5	214
	13	$896

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due by aggregating loans based on its delinquencies. The following table presents the classes of the loan portfolio summarized by aging categories at March 31, 2023:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due	Total Loans
March 31, 2023
Commercial real estate:
Owner occupied	$277	$—	$112	$389	$338,982	$339,371
Non-owner occupied	—	—	—	—	603,396	603,396
Multi-family	—	—	—	—	144,053	144,053
Non-owner occupied residential	104	—	61	165	106,225	106,390
Acquisition and development:
1-4 family residential construction	—	—	—	—	20,941	20,941
Commercial and land development	—	—	—	—	174,556	174,556
Commercial and industrial	198	153	—	351	380,332	380,683
Municipal	—	—	—	—	11,329	11,329
Residential mortgage:
First lien	3,884	933	453	5,270	221,761	227,031
Home equity - term	7	—	—	7	5,364	5,371
Home equity - lines of credit	2,116	188	32	2,336	181,004	183,340
Installment and other loans	57	—	5	62	10,978	11,040
	$6,643	$1,274	$663	$8,580	$2,198,921	$2,207,501

The following table presents the most comparable required information for the prior period, which includes the classes of the loan portfolio summarized by aging categories of performing loans and nonaccrual loans at December 31, 2022:

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
As disclosed in Note 1, on January 1, 2023 the Company implemented CECL and increased the ACL, previously the ALL, with a cumulative-effect adjustment to the ACL for loans of $2.4 million. The Company’s ACL is calculated quarterly, with any adjustment recorded to the provision for credit losses in the consolidated statement of income. Management calculates the quantitative portion of collectively evaluated loans for all loan categories, with the exception of the consumer loan segment, using DCF methodology. For purposes of calculating the quantitative portion of collectively evaluated reserves on the consumer loan segment, the remaining life methodology is utilized. For purposes of estimating the Company’s ACL, management generally evaluates collectively evaluated loans by federal call code in order to group loans with similar risk characteristics.
Loans that do not share similar risk characteristics are evaluated on an individual loan basis, and are excluded from the collective evaluation for the ACL. Loans identified to be individually evaluated under CECL include loans on nonaccrual status and may include accruing loans that do not share similar risk characteristics to other accruing loans that are collectively evaluated on a loan pool basis. A specific reserve analysis may be applied to the individually evaluated loans, which considers collateral value, an observable market price or the present value of expected future cash flows. A specific reserve is assigned if the measured value of the loan using one of the before mentioned methods is less than the current carrying value of the loan.

Based on management's analysis, adjustments may be applied for additional factors impacting the risk of loss in the loan portfolio beyond the quantitatively calculated reserve calculated on collectively evaluated loans. As the quantitative reserve calculation incorporates historical conditions, management may consider an additional or reduced reserve is warranted through qualitative risk factors based on current and expected conditions. These qualitative risk factors considered by management are comparable to legacy factors prior to the adoption of CECL and include significant or unexpected changes in:
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
Lending Policies and Procedures, Underwriting Standards and Recovery Practices – including changes to credit policies and procedures, underwriting standards and perceived impact on anticipated losses; trends in the number of exceptions to loan policy; supervisory loan to value exceptions; and administration of loan recovery practices.
Delinquency Trends – including delinquency percentages noted in the portfolio relative to economic conditions; severity of the delinquencies; and whether the ratios are trending upwards or downwards.
Collateral Valuation Trends – including underlying market conditions and impact on the collateral values securing the loans.
Experience, Ability and Depth of Management/Lending staff – including the level of experience of senior and middle management and the lending staff; turnover of the staff; and instances of repeat criticisms.
Quality of Loan Review System – including the level of experience of the loan review staff; in-house versus outsourced provider of review; turnover of the staff; and instances of repeat criticisms from independent testing, which includes the evaluation of internal loan ratings of the portfolio.
Economic Conditions – including trends in the international, national, regional and local conditions that monitor the interest rate environment, inflationary pressures, the consumer price index, the housing price index, housing statistics, and bankruptcy rates.
Other External Factors - including regulatory and legal environment risks and competition.
All factors noted above were established upon adoption of CECL and were deemed appropriate at March 31, 2023. For the three months ended March 31, 2023, these factors were unchanged from levels at adoption of CECL.

The following table presents the activity in the ACL, including the impact of adopting CECL, for the three months ended March 31, 2023 and the activity in the ALL for the three months ended March 31, 2022:

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
March 31, 2023
Beginning balance, prior to adoption of CECL	$13,558	$3,214	$4,505	$24	$21,301	$3,444	$188	$3,632	$245	$25,178
Impact of adopting CECL	2,857	(214)	928	169	3,740	(1,121)	49	(1,072)	(245)	2,423
Provision for credit losses	262	215	412	(16)	873	(140)	(4)	(144)	—	729
Charge-offs	—	—	(86)	—	(86)	—	(56)	(56)	—	(142)
Recoveries	20	2	28	—	50	95	31	126	—	176
Balance, end of period	$16,697	$3,217	$5,787	$177	$25,878	$2,278	$208	$2,486	$—	$28,364
March 31, 2022
Balance, beginning of period	$12,037	$2,062	$3,814	$30	$17,943	$2,785	$215	$3,000	$237	$21,180
Provision for loan losses	(523)	258	500	(1)	234	72	(6)	66	—	300
Charge-offs	—	—	(61)	—	(61)	(10)	(13)	(23)	—	(84)
Recoveries	32	1	48	—	81	26	5	31	—	112
Balance, end of period	$11,546	$2,321	$4,301	$29	$18,197	$2,873	$201	$3,074	$237	$21,508
The information presented in the table below is not required for periods subsequent to the adoption of CECL. The following table summarizes the ALL allocation for loans individually and collectively evaluated for impairment by loan segment at December 31, 2022. Accruing PCI loans are excluded from loans individually evaluated for impairment.

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

The following table summarizes the Company's operating leases at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Operating lease ROU assets	$9,065	$9,270
Operating lease ROU liabilities	9,794	9,976
Weighted-average remaining lease term (in years)	14.2	14.3
Weighted-average discount rate	4.1%	4.1%
The following table presents information related to the Company's operating leases for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash paid for operating lease liabilities	$284	$294
Operating lease expense	309	394
The following table presents expected future maturities of the Company's lease liabilities as of March 31, 2023:

2023	$870
2024	1,179
2025	1,201
2026	1,233
2027	1,267
Thereafter	8,187
13,937
Less: imputed interest	4,143
Total lease liabilities	$9,794

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
At March 31, 2023 and 2022, goodwill was $18.7 million. No impairment charges were recorded in the three months ended March 31, 2023 and March 31, 2022.

Goodwill is not amortized but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit.
The Company conducted its last annual goodwill impairment test as of November 30, 2022 using generally accepted valuation methods. As a result of that impairment test, no goodwill impairment was identified. During the three months ended March 31, 2023, the market was impacted by the economic uncertainty resulting from recent banking industry events, which caused the Company's stock price and market capitalization to decline. The Company performed a qualitative assessment which indicated that it was more likely than not that the fair value exceeded its carrying value, resulting in no impairment charge for the three months ended March 31, 2023. Management will continue to evaluate the economic conditions for any potential applicable changes.

The following table presents changes in and components of other intangible assets for the three months ended March 31, 2023 and 2022. No impairment charges were recorded on other intangible assets during the three months ended March 31, 2023 and March 31, 2022.

	Three Months Ended March 31,
	2023	2022
Beginning of period	$3,078	$4,183
Amortization expense	(250)	(292)
Balance, end of period	$2,828	$3,891
The following table presents the components of other identifiable intangible assets at March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$8,390	$5,562	$8,390	$5,312
Other customer relationship intangibles	—	—	25	25
Total	$8,390	$5,562	$8,415	$5,337
The following table presents future estimated aggregate amortization expense for other identifiable intangible assets at March 31, 2023:

2023	$685
2024	766
2025	596
2026	427
2027	258
Thereafter	96
$2,828

NOTE 6. SHARE-BASED COMPENSATION PLANS
The Company maintains share-based compensation plans under the shareholder-approved 2011 Plan. The purpose of the share-based compensation plans is to provide officers, employees, and non-employee members of the Board of Directors of the Company with additional incentive to further the success of the Company. At March 31, 2023, 1,281,920 shares of the common stock of the Company were reserved, of which 413,800 shares are available to be issued.
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

The following table presents a summary of nonvested restricted shares activity for the three months ended March 31, 2023:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares, beginning of year	284,909	$22.35
Granted	138,001	23.92
Forfeited	(14,774)	21.68
Vested	(85,321)	22.10
Nonvested shares, at period end	322,815	$23.11
The following table presents restricted share compensation expense, with tax benefit information, and fair value of shares vested, for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Restricted share award expense	$616	$330
Restricted share award tax benefit	129	69
Fair value of shares vested	2,037	1,324
The unrecognized compensation expense related to the share awards totaled $5.2 million at March 31, 2023 and $4.6 million at December 31, 2022. The unrecognized compensation expense at March 31, 2023 is expected to be recognized over a weighted-average period of 2.3 years.
The Company maintains an employee stock purchase plan to provide employees of the Company with an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed the lesser of the IRS limit of $25,000 or 10% of their annual salary at the lower of 95% of the fair market value of the shares on the semi-annual offering date, or related purchase date. The purchases occur in March and September of each year. The Company reserved 350,000 shares of its common stock to be issued under the employee stock purchase plan. At March 31, 2023, 142,592 shares were available to be issued.
The following table presents information for the employee stock purchase plan for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Shares purchased	3,003	3,953
Weighted average price of shares purchased	$21.85	$22.46
Compensation expense recognized	3	8
The Company issues new shares or treasury shares, depending on market conditions, in its share-based compensation plans.

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company may enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company's derivative financial instruments are used as risk management tools by the Company to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investment securities and borrowings and are not used for trading or speculative purposes.
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company, however, discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period due to circumstances. Upon discontinuance, the associated gains and losses deferred in AOCI are reclassified immediately into earnings and subsequent changes in the fair value of the cash flow hedge are recognized in earnings. At March 31, 2023 and December 31, 2022, the Company had two interest rate swaps designated as hedging instruments with a total notional value of $100.0 million for the purpose of hedging the variable cash flows of selected AFS securities or loans. The Company did not enter into any new interest rate swaps designed as hedging instruments during the three months ended March 31, 2023.
The Company enters into interest rate swaps agreements that allow its commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. In addition, the Company may enter into interest rate caps that allow its commercial loan customers to gain protection against significant interest rate increases and provide a limited on the variable interest rate. The Company then enters into a corresponding swap or cap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps and interest rate caps with both the customers and third parties are not designated as hedges and are marked through earnings. At March 31, 2023, the Company had 25 customer and 25 corresponding third-party broker interest rate derivatives not designated as a hedging instrument with an aggregate notional amount of $269.9 million, compared to $268.8 million in notional amount of such derivative instruments at December 31, 2022. The Company entered into zero new interest rate swaps or interest rate caps with its commercial loan customers and recognized swap fee income of zero during the three months ended March 31, 2023 compared to two new interest rate swaps that resulted in swap fee income of $953 thousand during the three months ended March 31, 2022, which are included in noninterest income in the unaudited condensed consolidated statements of income.
At March 31, 2023 and December 31, 2022, the Company had cash collateral of $3.5 million and $5.4 million with the third parties for certain of these derivatives, respectively. At March 31, 2023 and December 31, 2022, the Company received cash collateral of $5.9 million and $8.5 million from a counterparty for these derivatives, respectively.
The Company also may enter into risk participation agreements with a financial institution counterparty for an interest rate derivative contract related to a loan in which the Company may be a participant or the agent bank. The risk participation agreement provides credit protection to the agent bank should the borrower fail to perform on its interest rate derivative contracts with the agent bank. The Company manages its credit risk on the risk participation agreement by monitoring the creditworthiness of the borrower, which is based on the same credit review process as though the Company had entered into the derivative instruments directly with the borrower. The notional amount of such risk participation agreement reflects the Company’s pro-rata share of the derivative instrument, consistent with its share of the related participated loan. At March 31, 2023 and December 31, 2022, the Company had risk participation agreements with sold protection with a notional value of $29.2 million and $29.0 million, respectively. In addition the Company had a risk participation with purchased protection with a notional value of $4.9 million at both March 31, 2023 and December 31, 2022. The Company did not enter into any risk participation agreements during the three months ended March 31, 2023 or 2022.
As a part of its normal residential mortgage operations, the Company will enter into an interest rate lock commitment with a potential borrower. The Company may enter into a corresponding commitment with an investor to sell that loan at a specific price shortly after origination. In accordance with FASB ASC 820, adjustments are recorded through earnings to account for the net change in fair value of these transactions for the held for sale loans. The fair value of held for sale loans can vary based on the interest rate locked with the customer and the current market interest rate at the balance sheet date.

The following table summarizes the fair value of the Company's derivative instruments at March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - balance sheet hedge	$100,000	Other liabilities	$(654)	$100,000	Other liabilities	$(973)
Total derivatives designated as hedging instruments			$(654)			$(973)

Derivatives not designated as hedging instruments:
Interest rate swaps	$128,963	Other assets	$8,570	$128,385	Other assets	$10,437
Interest rate swaps	128,963	Other liabilities	(8,553)	128,385	Other liabilities	(10,262)
Purchased Options – Rate Cap	5,977	Other assets	19	6,000	Other assets	29
Written Options – Rate Cap	5,977	Other liabilities	(19)	6,000	Other liabilities	(29)
Risk participations - sold credit protection	29,158	Other liabilities	(83)	29,019	Other liabilities	(69)
Risk participations - purchased credit protection	4,916	Other assets	19	4,941	Other assets	16
Interest rate lock commitments with customers	2,044	Other assets	57	1,356	Other assets	35
Forward sale commitments	1,053	Other assets	8	3,483	Other assets	140
Total derivatives not designated as hedging instruments			$18			$297
The following tables summarize the effect of the Company's derivative financial instruments on OCI and net income for the three months ended March 31, 2023 and 2022:

	Amount of Gain Recognized in OCI on Derivative
	Three Months Ended March 31,
	2023	2022
Derivatives in cash flow hedging relationships:
Interest rate products	$319	$—
Total	$319	$—

	Amount of Loss Reclassified from AOCI into Income		Location of Loss Recognized from AOCI into Income
Three Months Ended March 31,
	2023	2022
Derivatives in cash flow hedging relationships:
Interest rate products	$—	$—	Interest income
Total	$—	$—

	Amount of (Loss) Gain Recognized in Income		Location of Gain (Loss) Recognized in Income
	Three Months Ended March 31,
	2023	2022
Derivatives not designated as hedging instruments:
Interest rate products	$(159)	$37	Other operating expenses
Risk participation agreements	(10)	2	Other operating expenses
Interest rate lock commitments with customers	22	(53)	Mortgage banking activities
Forward sale commitments	(132)	300	Mortgage banking activities
Total	$(279)	$286

The following table is a summary of components for interest rate swaps designated as hedging instruments at March 31, 2023 and December 31, 2022. At March 31, 2023 and December 31, 2022, the Company had two interest rate derivatives designated as hedges instruments with a total notional value of $100.0 million.

	March 31, 2023	December 31, 2022
Weighted average pay rate	4.56%	3.81%
Weighted average receive rate	3.81%	3.81%
Weighted average maturity in years	1.0	1.2

NOTE 8. SHORT-TERM BORROWINGS
The Company has short-term borrowing capability from the FHLB, federal funds purchased and the FRB discount window. The following table summarizes these short-term borrowings at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Balance at year-end	$120,984	$104,684
Weighted average interest rate at year-end	5.12%	4.45%
Average balance during the year	$83,919	$13,846
Average interest rate during the year	4.94%	3.97%
Maximum month-end balance during the year	$120,984	$104,684

NOTE 9. LONG-TERM DEBT
The following table presents components of the Company’s long-term debt at March 31, 2023 and December 31, 2022:

	Amount		Weighted Average Rate
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
FHLB fixed rate advances maturing:
2025	$15,000	$—	4.57%	—%
2028	25,000	—	3.98%	—%
	40,000	—	4.20%	—%
Total FHLB amortizing advance requiring monthly principal and interest payments, maturing:
2025	$1,341	$1,455	4.74%	4.74%
Total FHLB Advances	$41,341	$1,455	4.22%	4.74%
The Bank is a member of the FHLB of Pittsburgh and has access to the FHLB program of overnight and term advances. Under terms of a blanket collateral agreement for advances, lines and letters of credit from the FHLB, collateral for all outstanding advances, lines and letters of credit consisted of 1-4 family mortgage loans and other real estate secured loans totaling $1.1 billion at March 31, 2023. The Bank had additional availability of $903.5 million at the FHLB on March 31, 2023 based on its qualifying collateral, net of short-term borrowings and long-term debt detailed above, deposit letters of credit totaling $1.0 million and non-deposit letters of credit totaling $440 thousand at March 31, 2023.
At March 31, 2023 and December 31, 2022, the Company had availability under FHLB lines totaling $53.2 million and $45.3 million, respectively.
The Bank has available unsecured lines of credit, with interest based on the daily Federal Funds rate, with two correspondent banks totaling $30.0 million, at March 31, 2023 and December 31, 2022. There were no borrowings under these lines of credit at March 31, 2023and December 31, 2022.

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
On January 1, 2023, the Company adopted ASU No. 2016-13, which replaced the existing incurred loss model for recognizing credit losses with an expected loss model referred to as the CECL model, and resulted in a reduction to opening retained earnings, net of income tax, and an increase to the allowance for credit losses for loans of approximately $2.4 million and allowance for credit losses for off-balance sheet exposures of $100 thousand, which combined totals $2.5 million. The federal bank regulatory agencies issued a rule, which provided for the option to elect a three-year transition provision of the day-one impact of the CECL model beginning with regulatory capital at March 31, 2023. The Company elected the transition relief and application of the three-year phase in option.
The consolidated asset limit on small bank holding companies is $3.0 billion and a company with assets under that limit is not subject to the FRB consolidated capital rules, but may file reports that include capital amounts and ratios. The Company has elected to file those reports prior to exceeding the asset threshold.
Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject at March 31, 2023 and December 31, 2022.
Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's classification.

The following table presents capital amounts and ratios at March 31, 2023 and December 31, 2022:

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023
Total risk-based capital:
Orrstown Financial Services, Inc.	$312,080	12.8%	$255,101	10.5%	n/a	n/a
Orrstown Bank	300,391	12.4%	255,021	10.5%	$242,878	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	251,849	10.4%	206,511	8.5%	n/a	n/a
Orrstown Bank	272,202	11.2%	206,446	8.5%	194,302	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	251,849	10.4%	170,068	7.0%	n/a	n/a
Orrstown Bank	272,202	11.2%	170,014	7.0%	157,870	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	251,849	8.5%	118,281	4.0%	n/a	n/a
Orrstown Bank	272,202	9.2%	118,141	4.0%	147,676	5.0%
December 31, 2022
Total risk-based capital:
Orrstown Financial Services, Inc.	$304,589	12.7%	$250,939	10.5%	n/a	n/a
Orrstown Bank	292,933	12.3%	250,566	10.5%	$238,634	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	245,752	10.3%	203,141	8.5%	n/a	n/a
Orrstown Bank	266,122	11.2%	202,839	8.5%	190,907	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	245,752	10.3%	167,293	7.0%	n/a	n/a
Orrstown Bank	266,122	11.2%	167,044	7.0%	155,112	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	245,752	8.5%	116,325	4.0%	n/a	n/a
Orrstown Bank	266,122	9.2%	116,219	4.0%	145,273	5.0%
The Company maintains a stockholder dividend reinvestment and stock purchase plan. Under the plan, shareholders may purchase additional shares of the Company’s common stock at the prevailing market prices with reinvested dividends and voluntary cash payments. The Company reserved 1,045,000 shares of its common stock to be issued under the dividend reinvestment and stock purchase plan. At March 31, 2023, approximately 665,000 shares were available to be issued under the plan.
In September 2015, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company could repurchase up to 416,000 shares of the Company's outstanding shares of common stock, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act, as amended. On April 19, 2021, the Board of Directors authorized the additional repurchase of up to 562,000 shares of its outstanding common stock for a total of 978,000 shares. When and if appropriate, repurchases may be made in the open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. For the three months ended March 31, 2023, the Company repurchased 54,262 shares of its common stock at an average price of $21.65 per share. At March 31, 2023, 873,203 shares had been repurchased at a total cost of $19.8 million, or $22.71 per share. Common stock available for future repurchase totals 104,797 shares, or 1%, of the Company's outstanding common stock at March 31, 2023.

On April 25, 2023, the Board of Directors declared a cash dividend of $0.20 per common share, which will be paid on May 16, 2023 to shareholders of record at May 9, 2023.

NOTE 11. EARNINGS PER SHARE
The following table presents earnings per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(shares presented in the table are in thousands)	2023	2022
Net income	$9,156	$8,368
Weighted average shares outstanding - basic	10,385	10,860
Dilutive effect of share-based compensation	111	147
Weighted average shares outstanding - diluted	10,496	11,007
Per share information:
Basic earnings per share	$0.88	$0.77
Diluted earnings per share	0.87	0.76
For the three months ended March 31, 2023 and 2022, there were average outstanding restricted award shares totaling 5,513 and 112,223, respectively, excluded from the computation of earnings per share because the effect was antidilutive, as the exercise price exceeded the average market price. The dilutive effect of share-based compensation in each period above relates principally to restricted stock awards.

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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The following table presents these contractual, or notional, amounts at March 31, 2023 and December 31, 2022.

	Contractual or Notional Amount
	March 31, 2023	December 31, 2022
Commitments to fund:
Home equity lines of credit	$306,391	$296,213
1-4 family residential construction loans	41,464	49,538
Commercial real estate, construction and land development loans	153,237	156,560
Commercial, industrial and other loans	351,798	338,286
Standby letters of credit	24,109	23,229
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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. The Company holds collateral supporting those commitments when deemed necessary by management. The liability at March 31, 2023 and December 31, 2022 for guarantees under standby letters of credit issued was not considered to be material.
The Company maintains a reserve on its off-balance sheet credit exposures, which totaled approximately $1.7 million and $1.6 million at March 31, 2023 and December 31, 2022, respectively, and is recorded in other liabilities on the unaudited condensed consolidated balance sheets. On January 1, 2023, the Company adopted CECL and recorded a day-one adjustment, which increased the allowance for credit losses for off-balance sheet credit exposures by $100 thousand. The reserve is based on management's estimate of expected losses in its off-balance sheet credit exposures. The reserve specific to unfunded loan commitments is determined by applying utilization assumptions based on historical experience and applying the expected loss rates by loan class. Following adoption of CECL, the change in the reserve for off-balance sheet credit exposures is recorded as a provision or reduction to expense through the provision for credit losses in the consolidated statements of income. The Company did not record expense or a reduction to provision for credit losses for the three months ended March 31, 2023. Prior to January 1, 2023, the Company maintained the reserve based on historical loss experience of the related loan class and utilization assumptions, for off-balance sheet credit exposures that currently are not funded. For the three months ended March 31, 2022, the Company recorded provision expense of $28 thousand to other non-interest expense in the unaudited condensed consolidated statements of income associated with its reserve for off-balance sheet credit exposures.

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
The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
March 31, 2023
Financial Assets
Investment securities:
U.S. Treasury securities	$17,693	$—	$—	$17,693
U.S. Government Agencies	—	4,972	—	4,972
States and political subdivisions	—	197,509	6,093	203,602
GSE residential MBSs	—	59,371	—	59,371
GSE commercial MBSs	—	5,737	—	5,737
GSE residential CMOs	—	68,104	—	68,104
Non-agency CMOs	—	18,794	22,097	40,891
Asset-backed	—	119,492	—	119,492
Other	370	—	—	370
Loans held for sale	—	7,341	—	7,341
Derivatives	—	8,608	57	8,665
Totals	$18,063	$489,928	$28,247	$536,238
Financial Liabilities
Derivatives	$—	$9,309	$—	$9,309

December 31, 2022
Financial Assets
Investment securities:
U.S. Treasury securities	$17,291	$—	$—	$17,291
U.S. Government Agencies	—	5,135	—	5,135
States and political subdivisions	—	191,488	5,926	197,414
GSE residential MBSs	—	59,402	—	59,402
GSE residential CMOs	—	68,378	—	68,378
Non-agency CMOs	—	18,491	21,267	39,758
Asset-backed	—	125,973	—	125,973
Other	377	—	—	377
Loans held for sale	—	10,880	—	10,880
Derivatives	—	10,482	35	10,517
Totals	$17,668	$490,229	$27,228	$535,125
Financial Liabilities
Derivatives	$—	$11,333	$—	$11,333
The Company had one municipal bond and three CMOs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at both March 31, 2023 and December 31, 2022 compared to one municipal bond and one CMO at March 31, 2022. The Level 3 valuation is based on a non-executable broker quote, which is considered a significant unobservable input. Such quotes are updated as available and may remain constant for a period of time for certain broker-quoted securities that do not move with the market or that are not interest rate sensitive as a result of their structure or overall attributes.
The Company’s residential mortgage LHFS are recorded at fair value utilizing Level 2 measurements. This fair value measurement is determined based upon third party quotes obtained on similar loans. For loans held-for-sale, for which the fair value option has been elected, the aggregate fair value declined below the aggregate principal balance by $867 thousand and $1.2 million as of March 31, 2023, and December 31, 2022, respectively.
The determination of the fair value of interest rate lock commitments on residential mortgages is based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The average pull through percentage, which is based upon historical experience, was 92% as of March 31, 2023. An increase or decrease of 5% in the pull through assumption would result in a positive or negative change of $4 thousand in the fair value of interest rate lock commitments at March 31, 2023.
The following provides details of the Level 3 fair value measurement activity for the periods ended March 31, 2023 and 2022:
Investment securities:

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$27,193	$23,147
Unrealized gains (losses) included in OCI	220	(1,360)
Purchases	871	—
Net discount accretion	13	71
Principal payments and other	(107)	—
Sales	—	(3,053)
OTTI	—	(171)
Balance, end of period	$28,190	$18,634

Interest rate lock commitments on residential mortgages:

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$35	$353
Total gains (losses) included in earnings	22	(53)
Balance, end of period	$57	$300
Certain financial assets are measured at fair value on a nonrecurring basis. Adjustments to the fair value of these assets usually results from the application of lower of cost or market accounting or write-downs of individual assets. The Company used the following methods and significant assumptions to estimate fair value for these financial assets.
Individually Evaluated Loans
Upon adoption of CECL, loans individually evaluated for credit expected losses included nonaccrual loans and other loans that do not share similar risk characteristics to loans in the CECL loan pools, which have been classified as Level 3. Individually evaluated loans with an allocation to the ACL are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for credit losses on the unaudited condensed consolidated statements of income. Prior to the adoption of CECL and ASU No. 2022-02, which eliminated the TDR accounting model, loans were designated as impaired when, in the judgment of management and based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected.
The measurement of loss associated with loans evaluated individually for all loan classes was based on either the observable market price of the loan, the fair value of the collateral, or discounted cash flows. For collateral-dependent loans, fair value was measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if management adjusts the appraisal value, then the fair value is considered Level 3.

The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3).
Changes in the fair value of individually evaluated loans still held and considered in the determination of the provision for credit losses were $225 thousand and $(40) thousand for the three months ended March 31, 2023 and 2022, respectively.
Foreclosed Real Estate
OREO property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, OREO is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. Subsequent declines in the fair value are recorded through a valuation allowance with a charge to the consolidated statement of income. An increase in the fair value of the property may be recognized up to the cost basis of the OREO. The Company had $85 thousand in OREO balances at March 31, 2023 for which there were no adjustments to the fair value. The Company had no OREO at December 31, 2022.
Mortgage Servicing Rights
MSRs are evaluated for impairment by comparing the carrying value to the fair value, which is determined through a discounted cash flow valuation. To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment. Fair value adjustments on the MSRs only occurs if there is an impairment charge. At March 31, 2023 and December 31, 2022, the MSR impairment reserve was zero for both periods. For the three months ended March 31, 2023 and 2022, impairment valuation allowance reversals of zero and $32 thousand were included, respectively, in mortgage banking activities on the unaudited condensed consolidated statements of income. The reversal in the three months ended March 31, 2022 was due to increases in market rates, which increased the MSR fair value.

The following table summarizes assets measured at fair value on a nonrecurring basis at March 31, 2023 and December 31, 2022:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
March 31, 2023
Individually Evaluated Loans
Commercial real estate:
Owner occupied	$—	$—	$112	$112
Non-owner occupied residential	—	—	53	53
Commercial and industrial	—	—	15	15
Residential mortgage:
First lien	—	—	287	287
Home equity - lines of credit	—	—	80	80
Total individually evaluated loans	$—	$—	$547	$547

Mortgage servicing rights	$—	$—	$—	$—

December 31, 2022
Impaired Loans
Commercial real estate:
Owner occupied	$—	$—	$116	$116
Non-owner occupied residential	—	—	9	9
Residential mortgage:
First lien	—	—	309	309
Home equity - lines of credit	—	—	86	86
Total impaired loans	$—	$—	$520	$520

Mortgage servicing rights	$—	$—	$—	$—
The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
March 31, 2023
Individually evaluated loans	$547	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 25% discount
			- Management adjustments for liquidation expenses	6.08% - 19.74% discount

December 31, 2022
Impaired loans	$520	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 25% discount
			- Management adjustments for liquidation expenses	6.08% - 17.93% discount

Fair values of financial instruments
GAAP requires disclosure of the fair value of financial assets and liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents carrying amounts and estimated fair values of the financial assets and liabilities at March 31, 2023 and December 31, 2022:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Financial Assets
Cash and due from banks	$27,612	$27,612	$27,612	$—	$—
Interest-bearing deposits with banks	70,711	70,711	70,711	—	—
Restricted investments in bank stock	12,869	n/a	n/a	n/a	n/a
Investment securities	520,232	520,232	18,063	473,979	28,190
Loans held for sale	7,341	7,341	—	7,341	—
Loans, net of allowance for credit losses	2,179,137	2,048,188	—	—	2,048,188
Derivatives	8,665	8,665	—	8,608	57
Accrued interest receivable	10,911	10,911	—	4,055	6,856
Financial Liabilities
Deposits	2,488,109	2,483,440	—	2,483,440	—
Deposits held for assumption in connection with sale of bank branches	27,517	25,866	—	25,866	—
Securities sold under agreements to repurchase and federal funds purchased	13,989	13,989	—	13,989	—
FHLB advances and other borrowings	162,326	162,312	—	162,312	—
Subordinated notes	32,042	31,060	—	31,060	—
Derivatives	9,309	9,309	—	9,309	—
Accrued interest payable	1,394	1,394	—	1,394	—
Off-balance sheet instruments	—	—	—	—	—

December 31, 2022
Financial Assets
Cash and due from banks	$28,477	$28,477	$28,477	$—	$—
Interest-bearing deposits with banks	32,346	32,346	32,346	—	—
Restricted investments in bank stock	10,642	n/a	n/a	n/a	n/a
Investment securities	513,728	513,728	17,668	468,867	27,193
Loans held for sale	10,880	10,880	—	10,880	—
Loans, net of allowance for loan losses	2,126,054	1,991,164	—	—	1,991,164
Derivatives	10,517	10,517	—	10,482	35
Accrued interest receivable	11,027	11,027	—	4,441	6,586
Financial Liabilities
Deposits	2,444,939	2,440,660	—	2,440,660	—
Deposits held for assumption in connection with sale of bank branches	31,307	29,429	—	29,429	—
Securities sold under agreements to repurchase	17,251	17,251	—	17,251	—
FHLB advances and other borrowings	106,139	106,141	—	106,141	—
Subordinated notes	32,026	31,321	—	31,321	—
Derivatives	11,333	11,333	—	11,333	—
Accrued interest payable	457	457	—	457	—
Off-balance sheet instruments	—	—	—	—	—
In accordance with the Company's adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the methods utilized to measure the fair value of financial instruments at March 31, 2023 and December 31, 2022 represent an approximation of exit price; however, an actual exit price may differ. For deposits held for assumption in connection with the sale of bank branches, the Company announced on December 23, 2022 that it had entered into a Purchase and Assumption Agreement providing for the sale of a branch and associated deposit liabilities at an agreed upon premium of 6.0% of the financial deposit balance transferred.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of Orrstown and should be read in conjunction with the preceding unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, as well as with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated.
Overview
The Company, headquartered in Shippensburg, Pennsylvania, is a one-bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiary, the Bank. At March 31, 2023, the Company had total assets of $3.0 billion, total liabilities of $2.8 billion and total shareholders’ equity of $240.2 million.
Cautionary Note About Forward-Looking Statements
Certain statements appearing herein, which are not historical in nature, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications, from time to time, that contain such statements. Such forward-looking statements reflect the current views of the Company's management with respect to, among other things, future events and the Company's financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “will,” “expect,” “estimate,” “anticipate” or similar terms, or the negative variations of those words or other comparable words of a future or forward-looking nature. Forward-looking statements are statements that include projections, predictions, expectations, estimates or beliefs about events or results or otherwise are not statements of historical facts, many of which, by their nature, are inherently uncertain and beyond the Company's control, and include, but are not limited to, statements related to new business development, new loan opportunities, growth in the balance sheet and fee-based revenue lines of business, merger and acquisition activity, cost savings initiatives, reducing risk assets, and mitigating losses in the future. Accordingly, the Company cautions you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements and there can be no assurances that the Company will achieve the desired level of new business development and new loans, growth in the balance sheet and fee-based revenue lines of business, successful merger and acquisition activity and cost savings initiatives, continue to reduce risk assets or mitigate losses in the future. Factors that could cause actual results to differ from those expressed or implied by the forward-looking statements include, but are not limited to, the following: the failure to obtain final court approval of the proposed settlement of the shareholder class action; whether the proposed settlement is appealed; ineffectiveness of the Company’s strategic growth plan due to changes in current or future market conditions; the effects of competition and how it may impact our community banking model, including industry consolidation and development of competing financial products and services; the integration of the Company's strategic acquisitions; the inability to fully achieve expected savings, efficiencies or synergies from mergers and acquisitions, or taking longer than estimated for such savings, efficiencies and synergies to be realized; changes in laws and regulations; interest rate movements; changes in credit quality; inability to raise capital, if necessary, under favorable conditions; volatility in the securities markets; the demand for our products and services; deteriorating economic conditions; geopolitical tensions; changes in litigation matters, including the failure to obtain Court approval of proposed settlements, the number of plaintiffs who opt-out of proposed settlements and whether a proposed settlement is appealed; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; expenses associated with pending litigation and legal proceedings; a continuation of the recent disruption in the banking industry and responsive measures to manage it; and other risks and uncertainties, including those detailed in our Annual Report on Form 10-K for the year ended December 31, 2022, and our Quarterly Reports on Form 10-Q under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other filings made with the SEC. The statements are valid only as of the date hereof and we disclaim any obligation to update this information.
Economic Climate, Inflation and Interest Rates
Preliminary real GDP for the first quarter of 2023 reflected an annualized increase of 1.1%, which is a decline from 2.6% from the fourth quarter of 2022, but an improvement from the 1.6% annualized decline during the first quarter of 2022. The first quarter of 2023 reflected increases in consumer spending, nonresidential fixed investments, exports and government spending due to non-defense spending and compensation, The decrease in real GDP from the fourth quarter of 2022 was due to a downturn in private inventory investments, which included manufacturing and utilities, and slowdown in nonresidential fixed investment. Fluctuations in real GDP in recent periods, due to inflation, supply chain challenges and geopolitical tensions, continues to create uncertainty in the current economic environment.
The personal consumption expenditures ("PCE") price index increased to 4.2% in the first quarter of 2023, compared to an increase of 3.7% for the final estimate in the fourth quarter of 2022. Excluding food and energy prices, the PCE price index increased 4.9% in the first quarter of 2023 compared to 4.4% in the fourth quarter of 2022.
The national unemployment rate remained unchanged at 3.5% in March 2023 compared to December 2022, but did modestly improve from 3.6% in March 2022. Within the Company's geographic footprint, the unemployment rate has decreased in Pennsylvania from 4.4% at March 2022 to 4.2% at March 2023, and decreased in Maryland from 3.2% at March 2022 to 2.7% in March 2023. These decreases in unemployment rates are consistent to the counties in which the Company operates branches and other corporate offices. There continued to be notable job gains in healthcare, leisure and hospitality, professional and business services and government during the first quarter of 2023.
At March 31, 2023, the 10-year Treasury bond rate was 3.48%. Although it has declined by 35 basis points from 3.83% at December 31, 2022, it remains elevated due to inflationary pressures. The 10-year Treasury bond rate was 2.34% at March 31, 2022. In an attempt to combat the impact of inflation, the rising consumer price index, supply chain disruptions, the state of the labor market and geopolitical tensions, the Federal Reserve Open Markets Committee ("FOMC") approved increases to the Fed Funds rate totaling 500 basis points since March 2022 through the date of this report.
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
Recent Banking Industry Developments
Beginning in March 2023, the banking industry experienced disruption from the failures of multiple large U.S. banking institutions each due to unique circumstances related to risk management of liquidity, interest, and capital and associated stress on deposits and unrealized losses on investment securities. These events have led to a decline of confidence in the banking industry and overall economic uncertainty, which will likely increase regulatory oversight and policymaking and also increase competition and pricing on deposits. Although the Company was not materially impacted by these events during the three months ended March 31, 2023, the Company has continued to assess its funding sources and analyze its liquidity position, interest rate sensitivity and capital adequacy while also monitoring the ongoing events and volatility in the banking industry.

Critical Accounting Estimates
The Company’s accounting and reporting policies are in accordance with GAAP and follow accounting and reporting guidelines prescribed by bank regulatory authorities and general practices within the financial services industry in which it operates. Our financial position and results of operations are affected by management's application of accounting policies, including estimates, and assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the balance sheet date and through the date the financial statements are filed with the SEC. Different assumptions in the application of these policies could result in material changes in the consolidated financial position and/or consolidated results of operations and related disclosures. The more critical accounting estimates include accounting for credit losses and valuation methodologies. Accordingly, these critical accounting estimates are discussed in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022. Significant accounting policies and any changes in accounting principles and effects of new accounting pronouncements are discussed in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," in our Annual Report on Form 10-K for the year ended December 31, 2022. Additional disclosures regarding the effects of new accounting pronouncements, ASU 2016-13 and ASU 2022-02, are included in this report in Note 1, Summary of Significant Accounting Policies, to the unaudited condensed consolidated financial statements under Part I, Item 1, "Financial Information."

RESULTS OF OPERATIONS
Three months ended March 31, 2023 compared with three months ended March 31, 2022
Summary
Net income totaled $9.2 million for the three months ended March 31, 2023 compared to $8.4 million for the same period in 2022. Diluted earnings per share for the three months ended March 31, 2023 totaled $0.87 compared to $0.76 for the three months ended March 31, 2022.
Net interest income totaled $26.3 million for the three months ended March 31, 2023 compared to $22.6 million for the three months ended March 31, 2022, reflecting the deployment of cash into higher yielding commercial loans and investment securities and the impact of rising interest rates on interest-earning asset yields, partially offset by the impact of an increase in cost of funds and an increase in interest-bearing liabilities. Interest income recognized on SBA PPP loans totaled $81 thousand for the three months ended March 31, 2023 compared to $3.5 million for the three months ended March 31, 2022.
The Bank continues to experience relatively low levels of net charge-offs and non-performing loans despite growing economic uncertainty. The provision for credit losses on loans totaled $729 thousand and $300 thousand for the three months ended March 31, 2023 and 2022, respectively. During the first quarter of 2023, the Company adopted the new accounting standard for CECL, which resulted in the change from the incurred loss model based on historical loss experience to the expected loss model, and reflects the expected credit losses over the expected life of financial assets and commitments. During the first quarter of 2022, the Company adjusted the National and Local Economic Conditions qualitative factor that reduced the provision by $726 thousand. This factor had been increased previously for economic concerns in the commercial real estate portfolio associated with the COVID-19 pandemic. The additional allocation was removed during the first quarter of 2022 as these concerns had subsided.
Noninterest income totaled $6.1 million and $7.5 million for the three months ended March 31, 2023 and 2022, respectively. The decrease of $1.4 million was primarily due to decreases in swap fee income of $953 thousand, gains on the sales of SBA-guaranteed loans of $271 thousand and mortgage banking activities of $243 thousand.
Noninterest expenses totaled $20.3 million for the three months ended March 31, 2023 compared to $19.4 million for the three months ended March 31, 2022. The increase of $891 thousand is primarily due to an increase in salaries and employee benefits expense of $859 thousand caused by the filling of several vacancies and higher healthcare costs.
Net Interest Income
Net interest income increased by $3.7 million from $22.6 million for the three months ended March 31, 2022 to $26.3 million for the three months ended March 31, 2023. Interest income on loans increased by $7.3 million, from $21.4 million to $28.7 million, and interest income on investment securities increased by $2.9 million, from $2.3 million to $5.2 million, compared to the same period in the prior year. Total interest expense increased by $6.8 million from $1.2 million for the three months ended March 31, 2022 to $8.0 million for the three months ended March 31, 2023. Interest expense on deposits increased by $5.5 million from $0.7 million for the three months ended March 31, 2022 to $6.2 million for the three months ended March 31, 2023, and interest expense on borrowings increased by $1.3 million from $0.5 million from three months ended March 31, 2022 to $1.8 million for the three months ended March 31, 2023.

The following table presents net interest income, net interest spread and net interest margin for the three months ended March 31, 2023 and 2022 on a taxable-equivalent basis:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$29,599	$298	4.08%	$199,788	$101	0.20%
Investment securities (1)	525,685	5,465	4.18	472,195	2,512	2.13
Loans (1)(2)(3)	2,180,224	28,844	5.36	1,974,804	21,429	4.39
Total interest-earning assets	2,735,508	34,607	5.12	2,646,787	24,042	3.67
Other assets	197,620			184,300
Total	$2,933,128			$2,831,087
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$1,503,421	4,862	1.31	$1,398,182	256	0.07
Savings deposits	219,408	133	0.25	227,676	57	0.10
Time deposits	275,880	1,207	1.78	298,618	372	0.51
Total interest-bearing deposits	1,998,709	6,202	1.26	1,924,476	685	0.14
Securities sold under agreements to repurchase and federal funds purchased	13,868	25	0.72	23,530	7	0.12
FHLB Advances and other borrowings	106,434	1,252	4.77	1,850	22	4.74
Subordinated notes	32,033	504	6.29	31,969	503	6.29
Total interest-bearing liabilities	2,151,044	7,983	1.50	1,981,825	1,217	0.25
Noninterest-bearing demand deposits	495,562			540,139
Other liabilities	52,630			40,919
Total liabilities	2,699,236			2,562,883
Shareholders’ equity	233,892			268,204
Total	$2,933,128			$2,831,087
Taxable-equivalent net interest income /net interest spread		26,624	3.62%		22,825	3.42%
Taxable-equivalent net interest margin			3.94%			3.49%
Taxable-equivalent adjustment		(330)			(252)
Net interest income		$26,294			$22,573

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balances include nonaccrual loans.
(3)	Interest income on loans includes prepayment and late fees, where applicable.

Net interest income on a taxable-equivalent basis increased by $3.8 million to $26.6 million for the three months ended March 31, 2023 from $22.8 million for the three months ended March 31, 2022. The Company's net interest spread increased by 20 basis points to 3.62% for the three months ended March 31, 2023 compared to 3.42% for the three months ended March 31, 2022.
Taxable-equivalent net interest margin increased by 45 basis points to 3.94% for the three months ended March 31, 2023 from 3.49% for the three months ended March 31, 2022. The taxable-equivalent yield on interest-earning assets increased by 145 basis points from 3.67% for the three months ended March 31, 2022 to 5.12% for the three months ended March 31, 2023 reflecting the benefit of both the deployment of cash into higher yielding loans and investment securities and the impact of rising interest rates on these interest-earning assets. This was partially offset by the increase of 125 basis points in the cost of interest-bearing liabilities between these same periods due to increased funding costs from competitive pressures and an increase in higher cost borrowings.

Average loans increased by $205.4 million to $2.2 billion for the three months ended March 31, 2023 compared to $2.0 billion for the three months ended March 31, 2022. The increase in average loans was due to loan growth, partially offset by the impact of SBA PPP loan forgiveness activity. Average investment securities increased by $53.5 million from $472.2 million for the three months ended March 31, 2022 to $525.7 million for the same period in 2023 primarily due to investment purchases, partially offset by paydowns. Average interest-bearing liabilities increased by $169.2 million to $2.2 billion for the three months ended March 31, 2023 from $2.0 billion for the three months ended March 31, 2022. The competition for deposits increased in the latter part of 2022 and into the first quarter of 2023 with clients utilizing their funds at a higher frequency and additional liquidity needed to meet the credit demands of clients, which resulted in an increase in average borrowings.
The yield on loans increased by 97 basis points to 5.36% for the three months ended March 31, 2023 compared to 4.39% for the three months ended March 31, 2022. Taxable-equivalent interest income earned on loans increased by $7.4 million year-over-year due to an increase in the average balance of commercial loans, excluding SBA PPP loan forgiveness activity, home equity loans and residential mortgages and from the impact of the rising interest rate environment. The increase in interest income from loan growth and higher rates was partially offset by the decrease of $3.4 million in interest income from SBA PPP loans due to a lower amount of SBA PPP loans being forgiven during the three months ended March 31, 2023 compared to the same period in 2022.
The average balance of commercial loans, excluding SBA PPP loan forgiveness activity, increased by $296.0 million from $1.4 billion for the three months ended March 31, 2022 to $1.7 billion for the three months ended March 31, 2023. SBA PPP loans, net of deferred fees and costs, averaged $155.3 million for the three months ended March 31, 2022 compared to $12.5 million for the three months ended March 31, 2023. This decrease was due to forgiveness of SBA PPP loans. Average home equity loans increased by $22.5 million from $164.4 million for the three months ended March 31, 2022 to $186.9 million for the three months ended March 31, 2023. Average residential mortgage loans increased by $37.6 million from $195.7 million during the three months ended March 31, 2022 to $233.3 million during the three months ended March 31, 2023 due to jumbo and adjustable-rate mortgage production. Average installment and other consumer loans decreased by $7.9 million from $29.3 million for the three months ended March 31, 2022 to $21.4 million for the three months ended March 31, 2023.
For the three months ended March 31, 2023, interest income on loans includes $81 thousand of interest and net deferred fee income associated with SBA PPP loans compared to $3.5 million of such interest and fee income for the three months ended March 31, 2022. Prepayment income on commercial loans decreased by $311 thousand from $382 thousand for the three months ended March 31, 2022 to $71 thousand for the three months ended March 31, 2023. Accretion of purchase accounting adjustments included in interest income was $239 thousand and $381 thousand for the three months ended March 31, 2023 and 2022, respectively. The decrease in accretion was partially due to a decline in accelerated accretion from acquired loan payoffs or significant payments. The three months ended March 31, 2023 and 2022 included $102 thousand and $260 thousand, respectively, of accelerated accretion related to the payoff of acquired loans.
Interest income on investment securities on a tax-equivalent basis increased by $3.0 million to $5.5 million for the three months ended March 31, 2023 from $2.5 million for the three months ended March 31, 2022, with the taxable equivalent yield increasing from 2.13% for the three months ended March 31, 2022 to 4.18% for the three months ended March 31, 2023. The 205 basis point increase reflected the higher interest rate environment since March 2022 and investment security purchases at higher yields. In addition, the average balance of investment securities for the three months ended March 31, 2023 was impacted by purchases of $181.5 million, partially offset by principal payments of $36.6 million and sales of $31.3 million during 2022. In the first quarter of 2023, there were principal payments of $11.1 million, partially offset by $9.5 million in purchases. There were no investment security sales during the first quarter of 2023.
The average balance of federal funds sold and interest-bearing bank balances decreased by $170.2 million from $199.8 million for the three months ended March 31, 2022 to $29.6 million for the same period in 2023 due primarily to the deployment of cash into loans and investment securities. However, the related interest income on a tax-equivalent basis increased by $197 thousand to $298 thousand for the three months ended March 31, 2023 from $101 thousand for the three months ended March 31, 2022. This increase was the result of multiple Federal Funds rate increases by the FOMC since March 2022.
Interest expense on interest-bearing liabilities increased by $6.8 million year-over-year due to the increase in the cost of interest-bearing liabilities by 125 basis points from 0.25% for the three months ended March 31, 2022 to 1.50% for the three months ended March 31, 2023 as funding costs increased from competitive pressures and an increase in higher cost borrowings. In addition, the average balance of interest-bearing deposits increased by $74.2 million to $2.0 billion for the three months ended March 31, 2023 from $1.9 billion for the three months ended March 31, 2022. Average interest-bearing demand deposits increased by $105.2 million as clients sought higher-yielding products during the rising interest rate environment. This was partially offset by a decrease in average time deposits of $22.7 million due to maturities during most of 2022 despite an increase in time deposits from higher rate promotional offerings and increases in interest rates.

Interest expense on borrowings increased by $1.3 million to $1.8 million for the three months ended March 31, 2023 from $0.5 million for the three months ended March 31, 2022 as the cost of funds increased by 53 basis points to 4.72% for the three months ended March 31, 2023 from 4.19% for the three months ended March 31, 2022. Average borrowings increased by $95.0 million from $57.3 million for the three months ended March 31, 2022 to $152.3 million for the three months ended March 31, 2023 as the Bank opted to borrow funds to provide additional liquidity to meet the credit needs of its clients.
Provision for Credit Losses
The Company recorded a provision for credit losses of $729 thousand for the three months ended March 31, 2023 compared to $300 thousand for the same period in 2022. On January 1, 2023, the Company adopted the new accounting standard, referred to as CECL, which transitioned from the incurred loss model based on historical loss experience and economic and market conditions to the expected loss model. The CECL standard reflects expected credit losses over the expected life of the financial assets and commitments, primarily based on the DCF methodology for the majority of the loan segments, which applies the probability of default and loss given default factors to future cash flows, and adjusts to the net present value to derive the required reserve. Macroeconomic conditions are incorporated into the model for unemployment and gross domestic product, in addition to model assumptions for discount rate and prepayment and curtailment speeds.
For the three months ended March 31, 2023, the provision for credit losses in loans was driven by the increase in commercial loans. In addition, the provision for credit losses is impacted by the overall increase in expected loss rates under CECL. The ACL to total loan ratio increased from 1.09% at March 31, 2022 to 1.28% at March 31, 2023. The provision expense recorded in the three months ended March 31, 2022 was due to commercial loan growth, offset by an adjustment to the National and Local Economic Conditions qualitative factor that reduced the provision expense by $726 thousand. This factor had been increased previously for economic concerns in the commercial real estate portfolio associated with the COVID-19 pandemic. The additional allocation was removed during the first quarter of 2022 as these concerns had subsided.
Net recoveries for the three months ended March 31, 2023 totaled $34 thousand, compared to net recoveries of $28 thousand for the three months ended March 31, 2022. Nonaccrual loans were 0.96% of gross loans at March 31, 2023, compared with 0.28% of gross loans at March 31, 2022. Nonaccrual loans increased by $15.8 million from March 31, 2022 to March 31, 2023 primarily due to one commercial construction loan with a current outstanding balance of $15.2 million being downgraded to substandard and placed on non-accrual status. The loan is not past due at March 31, 2023; however, management determined that it was appropriate to place the loan on non-accrual status due to other relevant factors. At this time, management determined that the value of the underlying collateral is sufficient to cover any potential losses on this loan. Management does not believe that this credit is indicative of overall stress in the loan portfolio.
Additional information is included in the "Credit Risk Management" section herein.

Noninterest Income
The following table compares noninterest income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		$ Change	% Change
	2023	2022	2023-2022	2023-2022
Service charges on deposit accounts	$962	$920	$42	5%
Interchange income	965	981	(16)	(2)%
Other service charges, commissions and fees	195	153	42	27%
Swap fee income	—	953	(953)	(100)%
Trust and investment management income	1,888	1,941	(53)	(3)%
Brokerage income	859	928	(69)	(7)%
Mortgage banking activities	478	721	(243)	(34)%
Income from life insurance	590	566	24	4%
Other income	149	457	(308)	(67)%
Investment securities losses	(8)	(146)	138	95%
Total noninterest income	$6,078	$7,474	$(1,396)	(19)%
Noninterest income decreased by $1.4 million from $7.5 million for the three months ended March 31, 2022 to $6.1 million for three months ended March 31, 2023. The following were significant factors in this decrease:
•Swap fee income decreased $953 thousand during the three months ended March 31, 2023 as no new interest rate swaps or caps were executed with clients. Swap fee income will fluctuate based on market conditions and client demand.
•Mortgage banking income decreased by $243 thousand due primarily to a decline in gains on sale of held-for-sale mortgages caused by market conditions, which included rapidly rising interest rates and lower housing inventory compared to the prior year. The difficult mortgage market has caused a slowdown in residential mortgage loan production and a shift from conventional fixed-rate mortgages to adjustable-rate products, thereby causing corresponding reductions in the residential mortgage loan pipeline and secondary market sales year-over-year. Mortgage loans sold totaled $9.6 million in the first quarter of 2023 compared to $31.9 million in the first quarter of 2022. In addition, the Company recorded an MSR valuation reserve reversal of $32 thousand in the three months ended March 31, 2022. Since the second quarter of 2022, there has been no MSR valuation reserve.
•Other income decreased by $308 thousand due primarily to gains on the sales of two SBA loans totaling $271 thousand.
•Investment securities losses decreased by $138 thousand due primarily to a loss of $171 thousand during the first quarter of 2022 recorded on one non-agency CMO security called at a price below par. The loss during the first quarter of 2022 was partially offset by a gain of $22 thousand from the sale of one security with a principal balance of $3.1 million. The Company did not sell any investment securities during the first quarter of 2023.
•Other line items within noninterest income showed fluctuations attributable to normal business operations.

Noninterest Expenses
The following table compares noninterest expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		$ Change	% Change
	2023	2022	2023-2022	2023-2022
Salaries and employee benefits	$12,196	$11,337	$859	7.6%
Occupancy	1,106	1,288	(182)	(14.1)%
Furniture and equipment	1,227	1,279	(52)	(4.1)%
Data processing	1,217	1,053	164	15.6%
Automated teller machine and interchange fees	298	305	(7)	(2.3)%
Advertising and bank promotions	405	355	50	14.1%
FDIC insurance	504	283	221	78.1%
Professional services	734	808	(74)	(9.2)%
Directors' compensation	247	231	16	6.9%
Taxes other than income	457	564	(107)	(19.0)%
Intangible asset amortization	250	292	(42)	(14.4)%
Other operating expenses	1,614	1,569	45	2.9%
Total noninterest expenses	$20,255	$19,364	$891	4.6%

Noninterest expense increased by $891 thousand from $19.4 million for the three months ended March 31, 2022 to $20.3 million for three months ended March 31, 2023. The following were significant factors in this increase:
•Salaries and employee benefits expense increased by $859 thousand due primarily to staff additions that filled vacancies and higher employee benefit costs.
•Occupancy expenses decreased by $182 thousand due partially to operating efficiencies from branch closures.
•Data processing increased by $164 thousand due primarily to an increase in core system costs and investments in new technology as the Company focuses on the evolving needs of its clients.
•FDIC insurance expense increased by $221 thousand due to increases in the assessment rate caused by an annualized two-basis point increase assessed by the FDIC to increase its deposit insurance fund and asset and commercial loan growth.
•Taxes other than income decreased by $107 thousand due to a decrease in the Pennsylvania Bank Shares Tax expense, which was driven by a decrease in the Bank's total equity balance from the increase in unrealized losses on investment securities and one-time transactions for a provision for legal settlement and restructuring expenses. During the second half of 2022, the Company agreed to settle a litigation matter resulting in a provision for legal settlement of $13.0 million, before the tax effect, and the Company announced that five branch locations in Pennsylvania would be closing and staffing model adjustments would be made to drive long-term growth and improve operating efficiencies, for which the Company recorded a pre-tax restructuring charge of $3.2 million.
•Other operating expenses increased by $45 thousand due to an increase in expense from mark-to-market losses on derivatives not designated as hedging instruments of $207 thousand partially offset by decreases in loan-related costs of $110 thousand and the reserve for unfunded commitments of $28 thousand, respectively.
•Other line items within noninterest expenses showed fluctuations attributable to normal business operations.

Income Tax Expense
Income tax expense totaled $2.2 million, an effective tax rate of 19.6%, for the three months ended March 31, 2023 compared with $2.0 million and an effective tax rate of 19.4% for the three months ended March 31, 2022. The Company’s effective tax rate is less than the 21% federal statutory rate due to tax-exempt income, including interest earned on tax-exempt loans and investment securities and income from life insurance policies, as well as tax credits. The increase in the effective tax rate from the three months ended March 31, 2022 to the three months ended March 31, 2023 was primarily due to an increase in projected taxable income for the 2023 fiscal year compared to the prior year, which was impacted by a portion of interest expense disallowed as a deduction against earnings under the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA").

FINANCIAL CONDITION
Management devotes substantial time to overseeing the investment of funds in loans and investment securities, the costs of funds and the formulation of policies directed toward the profitability and management of the risks associated with these investments.
Investment Securities
The Company utilizes investment securities to manage interest rate risk, enhance income through interest and dividend income, provide liquidity and collateralize certain deposits and borrowings.
The Company has established investment policies and an asset management policy to assist in administering its investment portfolio. Decisions to purchase or sell these securities are based on economic conditions and management’s strategy to respond to changes in interest rates, liquidity, pledges to secure deposits and repurchase agreements and other factors while trying to maximize return on the investments. The Company may segregate its investment portfolio into three categories: “securities available-for-sale,” “trading securities” and “securities held-to-maturity.”
On January 1, 2023, the Company adopted the new CECL standard in accordance with ASU 2016-13, which changed the accounting framework by replacing the other-than-temporary impairment assessment with the recognition of an allowance for credit losses. At March 31, 2023 and December 31, 2022, management has classified the entire investment securities portfolio as AFS, which is accounted for at current market value with non-credit losses and gains reported in OCI, net of income taxes, and declines due to credit factors recorded in earnings through an ACL on the AFS securities.
The Company's investment securities portfolio includes debt investments that are subject to varying degrees of credit and market risks, which arise from general market conditions, and factors impacting specific industries, as well as news that may impact specific issues. Management monitors its debt securities, using various indicators in determining whether unrealized losses on debt securities are credit related and require an ACL. These indicators include the amount of time the security has been in an unrealized loss position, the cause and extent of the unrealized loss, and the credit quality of the issuer and underlying assets. In addition, management assesses whether it is likely we will have to sell the security prior to recovery, or if we expect to be able to hold the security until the price recovers. The Company determined that the declines in market value were due to increases in interest rates and market movements, and not due to credit factors. The Company does not intend to sell these securities with unrealized losses and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity. Therefore, the Company has concluded that the unrealized losses for the AFS securities do not require an ACL at March 31, 2023. Under the prior OTTI framework, the Company did not record any cumulative OTTI expense as of December 31, 2022.
At March 31, 2023, AFS securities totaled $520.2 million, an increase of $6.5 million, from $513.7 million at December 31, 2022. During the three months ended March 31, 2023, the Company purchased $5.3 million of agency MBS and CMO, $3.3 million of non-agency CMO and $1.0 million in asset-backed securities. The Company did not sell any investment securities during the first quarter of 2023. The balance of investment securities included net unrealized losses of $40.8 million at March 31, 2023 compared to net unrealized losses of $49.6 million at December 31, 2022. This change of $8.8 million was primarily due to further inversion of the yield curve during the first quarter of 2023. The overall duration of the Company's investment securities portfolio is 4.8 years at March 31, 2023. The Company has sufficient access to liquidity such that management does not believe it would be necessary to sell any of its investment securities at a loss to offset any unexpected deposit outflows. Management believes the structure of the Bank's investment portfolio is appropriately aligned with the rest of the balance sheet to protect against significant and unexpected charges against earnings and capital.

The following table summarizes the credit ratings and collateral associated with the Company's investment portfolio, excluding equity securities, at March 31, 2023:

Sector	Portfolio Mix	Amortized Book Value	Fair Value	Credit Enhancement	AAA	AA	A	BBB	NR	Collateral / Guarantee Type
Unsecured ABS	1%	$4,610	$4,055	33%	—%	—%	—%	—%	100%	Unsecured Consumer Debt
Student Loan ABS	1	6,542	6,309	27	—	—	—	—	100	Seasoned Student Loans
Federal Family Education Loan ABS	19	108,157	105,437	8	89	11	—	—	—	Federal Family Education Loan (1)
PACE Loan ABS	—	2,633	2,402	6	100	—	—	—	—	PACE Loans
Non-Agency CMBS	4	24,299	24,390	19	—	—	—	—	100
Non-Agency RMBS	3	16,862	13,050	14	100	—	—	—	—	Reverse Mortgages (2)
Municipal - General Obligation	19	104,797	95,481		4	90	6	—	—
Municipal - Revenue	22	120,511	108,121		—	82	12	—	6
SBA ReRemic	1	4,827	4,741		—	100	—	—	—	SBA Guarantee (3)
Small Business Administration	2	10,043	10,708		—	100	—	—	—	SBA Guarantee (3)
Agency MBS	24	137,290	127,475		—	100	—	—	—	Residential Mortgages (3)
U.S. Treasury securities	4	20,067	17,693		—	100	—	—	—	U.S. Government Guarantee (3)
Bank CDs	—	249	249		—	—	—	—	100	FDIC-Insured CD
	100%	$560,887	$520,111		21%	67%	4%	—%	8%

(1) Minimum of 97% guaranteed by U.S. government
(2) Non-agency reverse mortgages with current structural credit enhancements
(3) Guaranteed by U.S. government or U.S. government agencies

Note : Ratings in table are the lowest of the six rating agencies (Standard & Poor's, Moody's, Fitch, Morningstar, DBRS and Kroll Bond Rating Agency). Standard & Poor's rates U.S. government obligations at AA+.
Loan Portfolio
The Company offers a variety of products to meet the credit needs of its borrowers, principally commercial real estate loans, commercial and industrial loans, retail loans secured by residential properties, and, to a lesser extent, installment loans. No loans are extended to non-domestic borrowers or governments.
The risks associated with lending activities differ among loan segments and classes and are subject to the impact of changes in interest rates, market conditions of collateral securing the loans and general economic conditions. Any of these factors may adversely impact a borrower’s ability to repay loans, and also impact the associated collateral. A further discussion on the Company's loan segments and classes and related risks and the Company's implementation of the new accounting standards for expected credit losses, referred to as CECL, and financial difficulty modifications are included in Note 1, Summary of Significant Accounting Policies, and Note 3, Loans and Allowance for Credit Losses, to the unaudited condensed consolidated financial statements under Part I, Item 1, "Financial Information."

The following table presents the loan portfolio, excluding residential LHFS, by segment and class at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Commercial real estate:
Owner occupied	$339,371	$315,770
Non-owner occupied	603,396	608,043
Multi-family	144,053	138,832
Non-owner occupied residential	106,390	104,604
Acquisition and development:
1-4 family residential construction	20,941	25,068
Commercial and land development	174,556	158,308
Commercial and industrial (1)	380,683	357,774
Municipal	11,329	12,173
Residential mortgage:
First lien	227,031	229,849
Home equity - term	5,371	5,505
Home equity - lines of credit	183,340	183,241
Installment and other loans	11,040	12,065
	$2,207,501	$2,151,232
(1) This balance includes $10.8 million and $13.8 million of SBA PPP loans, net of deferred fees and costs, at March 31, 2023 and December 31, 2022, respectively.
Total loans increased by $56.3 million from December 31, 2022 to March 31, 2023. This increase is due to growth in commercial loans of $63.2 million, partially offset by a decrease in first lien residential mortgages held in portfolio of $2.8 million and a decrease of $3.0 million in SBA PPP loans due to loan forgiveness during the three months ended March 31, 2023.
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
Nonperforming assets include nonaccrual loans and foreclosed real estate. In addition, loan modifications to borrowers experiencing financial difficulty and loans past due 90 days or more and still accruing are also deemed to be risk assets. For all loan classes, the accrual of interest income generally ceases when principal or interest is past due 90 days or more and collateral is inadequate to cover principal and interest or immediately if, in the opinion of management, full collection is unlikely. Interest will continue to accrue on loans past due 90 days or more if the collateral is adequate to cover principal and interest, and the loan is in the process of collection. Interest accrued, but not collected, as of the date of placement on nonaccrual status, is generally reversed and charged against interest income, unless fully collateralized. Subsequent payments received are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal. Loans are returned to accrual status, for all loan classes, when all the principal and interest amounts contractually due are brought current, the loans have performed in accordance with the contractual terms of the note for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is reasonably assured. Past due status is based on contract terms of the loan.
Prior to the adoption of ASU 2022-02, loans, the terms of which are modified, were classified as TDRs if a concession was granted for legal or economic reasons related to a borrower’s financial difficulties. Concessions granted under a TDR typically involved a temporary deferral of scheduled loan payments, an extension of a loan’s stated maturity date, temporary reduction in interest rates, or below market rates. If a modification occurred while the loan is on accruing status, it would continue to accrue interest under the modified terms. Nonaccrual TDRs were restored to accrual status if scheduled principal and interest payments, under the modified terms, were current for six months after modification, and the borrower continues to demonstrate its ability to meet the modified terms. TDRs were evaluated individually for impairment if they have been restructured during the most recent calendar year, or if they are not performing according to their modified terms.
ASU 2022-02 eliminates the TDR accounting model, and requires that the Company evaluate, based on the accounting for loan modifications, whether the borrower is experiencing financial difficulty and the modification results in a more-than-insignificant direct change in the contractual cash flows and represents a new loan or a continuation of an existing loan, which the Company refers to these loans as "financial difficulty modifications" or "FDMs."
The following table presents the Company’s risk elements and relevant asset quality ratios at March 31, 2023 and December 31, 2022. Accruing loans meeting the criteria for FDMs are reported cumulatively on a prospective basis from the adoption of ASU 2022-02.

	March 31, 2023	December 31, 2022
Nonaccrual loans	$21,246	$20,583
OREO	85	—
Total nonperforming assets	21,331	20,583
FDMs still accruing / TDRs still accruing	—	682
Loans past due 90 days or more and still accruing (1)	28	439
Total nonperforming and other risk assets ("total risk assets")	$21,359	$21,704
Loans 30-89 days past due and still accruing	$6,555	$7,311
Asset quality ratios:
Total nonperforming loans to total loans	0.96%	0.96%
Total nonperforming assets to total assets	0.71%	0.70%
Total nonperforming assets to total loans and OREO	0.97%	0.96%
Total risk assets to total loans and OREO	0.97%	1.01%
Total risk assets to total assets	0.71%	0.74%
ACL to total loans	1.28%	1.17%
ACL to nonperforming loans	133.50%	122.32%
ACL to nonperforming loans and FDMs still accruing / TDRs still accruing	133.50%	118.40%
Net (recoveries) charge-offs to total average loans (2)	(0.01)%	0.01%
(1) Includes zero and $307 thousand of PCI loans at March 31, 2023 and December 31, 2022, respectively in accordance with ASU 310-30. Upon adoption of the CECL standard, PCD loans were evaluated and reported on an individual loan level under ASU 310-20, Nonrefundable Fees and Other Assets.
(2) Annualized
Nonperforming assets include nonaccrual loans and foreclosed real estate. Risk assets, which include nonperforming assets, FDMs still accruing and loans past due 90 days or more and still accruing, totaled $21.4 million at March 31, 2023, a decrease of $345 thousand, or 2%, from December 31, 2022 due partially to the change in accounting for TDRs and PCD loans under CECL. Nonaccrual loans increased by $748 thousand from December 31, 2022 to March 31, 2023 due primarily to additions of $1.5 million, inclusive of $931 thousand transferred to non-accrual due to the treatment of PCD loans at the individual asset level under CECL, partially offset by payments of $678 thousand, partial charge-offs of $85 thousand and loans returned to accrual status of $96 thousand. For the three months ended March 31, 2023, the Company did not have loans meeting the FDM criteria under ASU 2022-02. OREO increased by $85 thousand from December 31, 2022 to March 31, 2023 due to one owner-occupied commercial real estate property, which was acquired through foreclosure in satisfaction of the outstanding loan balance.

The following table presents the amortized cost basis of nonaccrual loans, according to loan class, with and without reserves on individually evaluated loans at March 31, 2023, as compared to nonaccrual loans at December 31, 2022. There was no specific reserve on the nonaccrual loans and no significant changes in the collateral securing these loans at both March 31, 2023 and December 31, 2022.

	March 31, 2023				December 31, 2022
	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing	Total nonaccrual
Commercial real estate:
Owner-occupied	$—	$2,689	$2,689	$—	$2,767
Non-owner occupied	—	276	276	—	—
Multi-family	—	—	—	—	—
Non-owner occupied residential	—	243	243	—	81
Acquisition and development:
1-4 family residential construction	—	—	—	—	—
Commercial and land development	—	15,151	15,151	—	15,426
Commercial and industrial	—	43	43	—	31
Municipal	—	—	—	—	—
Residential mortgage:
First lien	—	2,155	2,155	28	1,838
Home equity – term	—	4	4	—	5
Home equity – lines of credit	—	661	661	—	395
Installment and other loans	—	24	24	—	40
Total	$—	$21,246	$21,246	$28	$20,583

The information presented above in the nonaccrual loan table and the collateral-dependent table are not required for periods prior to the adoption of CECL. The following table, which excludes accruing PCI loans, presents the most comparable required information for the prior period, which summarizes impaired loans by segment and class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at December 31, 2022. The recorded investment in loans excludes accrued interest receivable. Related allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and any partial charge-off will be recorded when final information is received.

	December 31, 2022
	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$2,767	$—	$2,767
Non-owner occupied residential	81	—	81
Acquisition and development:
Commercial and land development	15,426	—	15,426
Commercial and industrial	31	—	31
Residential mortgage:
First lien	1,838	682	2,520
Home equity - term	5	—	5
Home equity - lines of credit	395	—	395
Installment and other loans	40	—	40
	$20,583	$682	$21,265
The following table presents our exposure to relationships that are individually evaluated for impairment and the partial charge-offs taken to date and specific reserves established on those relationships at March 31, 2023 and December 31, 2022. Accruing PCI loans are excluded loans individually evaluated for impairment at December 31, 2022. Prior to the adoption of CECL, acquired loans that met the criteria for impairment or nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the client is contractually delinquent if the Company expects to fully collect the new carrying value (i.e., fair value) of the loans. As such, the Company may no longer consider the loan to be nonperforming in accordance with guidance in ASU 310-30. Upon adoption of CECL, the Company elected to account for its PCD loans under ASC 310-20, which required that acquired loans be analyzed on an individual asset level. The impact of this election resulted in loans reported as nonaccrual and individually evaluated for credit expected losses under the CECL methodology.

	# of Relationships	Individually Evaluated Loans	Partial Charge-offs to Date	Specific Reserves
March 31, 2023
Relationships greater than $1,000,000	2	$17,442	$—	$—
Relationships greater than $500,000 but less than $1,000,000	—	—	—	—
Relationships greater than $250,000 but less than $500,000	1	276	—	—
Relationships less than $250,000	71	3,705	545	28
	74	$21,423	$545	$28
December 31, 2022
Relationships greater than $1,000,000	2	$17,774	$—	$—
Relationships greater than $500,000 but less than $1,000,000	—	—	—	—
Relationships greater than $250,000 but less than $500,000	1	260	—	—
Relationships less than $250,000	60	3,231	320	28
	63	$21,265	$320	$28
The Company takes partial charge-offs on collateral-dependent loans when carrying value exceeds estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. Impairment reserves remain in place if updated appraisals are pending, and represent management’s estimate of potential loss.
Internal loan reviews are completed annually on all commercial relationships, secured by commercial real estate, with a committed loan balance in excess of $1.0 million, which includes confirmation of risk rating by an independent credit officer.

In addition, all commercial relationships greater than $500 thousand rated Substandard, Doubtful or Loss are reviewed and corresponding risk ratings are reaffirmed by the Bank's Problem Loan Committee, with subsequent reporting to the Management ERM Committee.
In its individual evaluated loan analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve include an evaluation of the outstanding loan balance and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships at March 31, 2023. However, over time, additional information may result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
Credit Risk Management
Allowance for Credit Losses
The Company maintains the ACL at a level deemed adequate by management for expected credit losses. As disclosed in Note 1 and Note 3, on January 1, 2023 the Company implemented CECL and increased the ACL, previously the ALL, with a cumulative-effect adjustment to the ACL of $2.4 million. In addition, the Company recorded a cumulative-effect adjustment to the ACL for off-balance sheet exposures of $100 thousand. The Company’s ACL is calculated quarterly, with any adjustment recorded to the provision for credit losses in the consolidated statement of income. A comprehensive analysis of the ACL is performed by the Company on a quarterly basis. Management evaluates the adequacy of the ACL utilizing a defined methodology to determine if it properly addresses the current and expected risks in the loan portfolio, which considers the performance of borrowers and specific evaluation of individually evaluated loans including historical loss experiences, trends in delinquencies, nonperforming loans and other risk assets, and the qualitative factors. Risk factors are continuously reviewed and adjusted, as needed, by management when conditions support a change. Management believes its approach properly addresses relevant accounting and bank regulatory guidance for loans both collectively and individually evaluated. The results of the comprehensive analysis, including recommended changes, are governed by the Company's Reserve Adequacy Committee, whose members were also a part of the Company's CECL Committee.
The ACL is evaluated based on a review of the collectability of loans in light of historical experience; the nature and volume of the loan portfolio; adverse situations that may affect a borrower’s ability to repay; estimated value of any underlying collateral; and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. A description of the methodology for establishing the allowance and provision for credit losses and related procedures in establishing the appropriate level of reserve is included in Note 1, Summary of Significant Accounting Policies, and Note 3, Loans and Allowance for Credit Losses, to the unaudited condensed consolidated financial statements under Part I, Item 1, "Financial Information."
The following table presents the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of March 31, 2023. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan and payment activity, which residential mortgage and installment and other consumer loans are presented below based on payment performance: performing or nonperforming.

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$25,068	$107,533	$69,946	$29,509	$22,314	$74,607	$2,420	$—	$331,397
Special mention	—	—	—	—	—	2,560	—	—	2,560
Substandard - Non-IEL	—	—	—	—	—	2,257	468	—	2,725
Substandard - IEL	—	—	—	—	—	2,635	54	—	2,689
Total owner-occupied loans	$25,068	$107,533	$69,946	$29,509	$22,314	$82,059	$2,942	$—	$339,371
Current period gross charge offs - owner-occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Non-owner occupied:
Risk rating
Pass	$13,063	$94,461	$194,367	$85,305	$66,223	$143,337	$631	$877	$598,264
Special mention	—	—	—	—	—	2,206	400	—	2,606
Substandard - Non-IEL	—	—	—	2,170	—	80	—	—	2,250
Substandard - IEL	—	—	—	—	—	276	—	—	276
Total non-owner occupied loans	$13,063	$94,461	$194,367	$87,475	$66,223	$145,899	$1,031	$877	$603,396
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family:
Risk rating
Pass	$—	$54,897	$9,008	$12,888	$7,971	$51,500	$129	$—	$136,393
Special mention	—	—	—	—	—	7,660	—	—	7,660
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total multi-family loans	$—	$54,897	$9,008	$12,888	$7,971	$59,160	$129	$—	$144,053
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied residential:
Risk rating
Pass	$3,207	$27,191	$19,814	$10,893	$7,067	$35,158	$1,572	$—	$104,902
Special mention	—	—	—	—	—	841	—	—	841
Substandard - Non-IEL	—	—	—	—	—	405	—	—	405
Substandard - IEL	—	—	—	—	—	242	—	—	242
Total non-owner occupied residential loans	$3,207	$27,191	$19,814	$10,893	$7,067	$36,646	$1,572	$—	$106,390
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$—	$—	$—	$—	$—	$—
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$1,552	$18,437	$952	$—	$—	$—	$—	$—	$20,941
Special mention	—	—	—	—	—	—	—	—	—
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total 1-4 family residential construction loans	$1,552	$18,437	$952	$—	$—	$—	$—	$—	$20,941
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and land development:
Risk rating
Pass	$8,025	$50,417	$81,878	$12,018	$122	$3,043	$525	$2,925	$158,953
Special mention	—	—	—	—	—	452	—	—	452
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	15,151	—	—	—	—	15,151
Total commercial and land development loans	$8,025	$50,417	$81,878	$27,169	$122	$3,495	$525	$2,925	$174,556
Current period gross charge offs - commercial and land development	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial and Industrial:
Risk rating
Pass	$20,837	$84,057	$94,073	$25,903	$12,835	$24,290	$89,790	$3,839	$355,624
Special mention	—	306	374	6,615	1,534	913	8,349	—	18,091
Substandard - Non-IEL	114	176	1,196	87	373	1,068	3,911	—	6,925
Substandard - IEL	—	—	—	10	—	33	—	—	43
Total commercial and industrial loans	$20,951	$84,539	$95,643	$32,615	$14,742	$26,304	$102,050	$3,839	$380,683
Current period gross charge offs - commercial and industrial	$—	$—	$—	$84	$—	$2	$—	$—	$86
Municipal:
Risk rating
Pass	$—	$18	$3,643	$59	$—	$7,609	$—	$—	$11,329
Total municipal loans	$—	$18	$3,643	$59	$—	$7,609	$—	$—	$11,329
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential mortgage:
First lien:
Payment performance
Performing	$4,153	$60,524	$35,265	$8,632	$7,955	$107,521	$—	$650	$224,700
Nonperforming	—	—	—	—	126	2,205	—	—	2,331
Total first lien loans	$4,153	$60,524	$35,265	$8,632	$8,081	$109,726	$—	$650	$227,031
Current period gross charge offs - first lien	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity - term:
Payment performance
Performing	$159	$806	$151	$502	$131	$3,618	$—	$—	$5,367
Nonperforming	—	—	—	—	—	4	—	—	4
Total home equity - term loans	$159	$806	$151	$502	$131	$3,622	$—	$—	$5,371
Current period gross charge offs - home equity - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$112,345	$70,333	$182,678
Nonperforming	—	—	—	—	—	—	643	19	662
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$112,988	$70,352	$183,340
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$—	$—	$—	$—
Installment and other loans:
Payment performance
Performing	$197	$561	$448	$192	$1,266	$2,433	$5,919	$—	$11,016
Nonperforming	—	—	—	—	22	2	—	—	24
Total Installment and other loans	$197	$561	$448	$192	$1,288	$2,435	$5,919	$—	$11,040
Current period gross charge offs - installment and other	$31	$24	$—	$—	$1	$—	$—	$—	$56
The information presented in the table above is not required for periods prior to the adoption of CECL. The following table summarizes the Company’s loan portfolio ratings based on its internal risk rating system at December 31, 2022, which presents the most comparable required information for the prior period. Prior to the adoption of CECL, PCD loans were classified as PCI loans and accounted for under ASC 310-30. In accordance with the CECL standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the adoption date. At March 31, 2023, the amortized cost of the PCD loans was $9.4 million.

	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	PCI Loans	Total
December 31, 2022
Commercial real estate:
Owner occupied	$305,159	$2,109	$3,532	$2,767	$—	$2,203	$315,770
Non-owner occupied	601,244	4,243	2,273	—	—	283	608,043
Multi-family	130,851	7,739	242	—	—	—	138,832
Non-owner occupied residential	102,674	810	482	81	—	557	104,604
Acquisition and development:
1-4 family residential construction	25,068	—	—	—	—	—	25,068
Commercial and land development	142,424	458	—	15,426	—	—	158,308
Commercial and industrial	331,103	17,579	7,013	31	—	2,048	357,774
Municipal	12,173	—	—	—	—	—	12,173
Residential mortgage:
First lien	222,849	—	215	2,520	—	4,265	229,849
Home equity - term	5,485	—	—	5	—	15	5,505
Home equity - lines of credit	182,801	—	45	395	—	—	183,241
Installment and other loans	12,017	—	—	40	—	8	12,065
	$2,073,848	$32,938	$13,802	$21,265	$—	$9,379	$2,151,232
The Special Mention classification is intended to be a temporary classification reflective of loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Company’s position at some future date. Special Mention loans represent an elevated risk, but their weakness does not yet justify a more severe, or classified, rating. These loans require inquiry by lenders on the cause of the potential weakness and, once analyzed, the loan classification may be downgraded to Substandard or, alternatively, could be upgraded to Pass. Special Mention loans decreased by $728 thousand from $32.9 million at December 31, 2022 to $32.2 million at March 31, 2023 due to sustained payment performance for multiple loans in various loan classes. There was no significant change in the Impaired-Substandard category from December 31, 2022 to March 31, 2023.
Classified loans totaled $34.0 million at March 31, 2023, or 1.5% of total loans outstanding, reflecting a decrease from $35.1 million, or 1.6% of loans outstanding, at December 31, 2022.
Non-impaired substandard loans are performing loans, which have characteristics that cause management concern over the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming, or individually evaluated, loans in the future. Generally, management feels that substandard loans that are currently performing and not considered individually evaluated result in some doubt as to the borrower’s ability to continue to perform under the terms of the loan, and represent potential problem loans. Non-impaired Substandard loans totaled $12.6 million at March 31, 2023, a decrease of $1.2 million compared to $13.8 million at December 31, 2022 due primarily to one owner-occupied commercial real estate loan, which was upgraded to Pass rated.

The following table presents the activity in the ACL, including the impact of adopting CECL, for the three months ended March 31, 2023 and the activity in the ALL for the three months ended March 31, 2022:

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
March 31, 2023
Balance, beginning of period prior to adopting CECL	$13,558	$3,214	$4,505	$24	$21,301	$3,444	$188	$3,632	$245	$25,178
Impact of adopting CECL	2,857	(214)	928	169	3,740	(1,121)	49	(1,072)	(245)	2,423
Provision for credit losses	262	215	412	(16)	873	(140)	(4)	(144)	—	729
Charge-offs	—	—	(86)	—	(86)	—	(56)	(56)	—	(142)
Recoveries	20	2	28	—	50	95	31	126	—	176
Balance, end of period	$16,697	$3,217	$5,787	$177	$25,878	$2,278	$208	$2,486	$—	$28,364
March 31, 2022
Balance, beginning of period	$12,037	$2,062	$3,814	$30	$17,943	$2,785	$215	$3,000	$237	$21,180
Provision for loan losses	(523)	258	500	(1)	234	72	(6)	66	—	300
Charge-offs	—	—	(61)	—	(61)	(10)	(13)	(23)	—	(84)
Recoveries	32	1	48	—	81	26	5	31	—	112
Balance, end of period	$11,546	$2,321	$4,301	$29	$18,197	$2,873	$201	$3,074	$237	$21,508
The ACL totaled $28.4 million at March 31, 2023, an increase of $3.2 million from December 31, 2022, resulting from a cumulative-effect adjustment from the adoption of CECL of $2.4 million and the provision for credit losses of $729 thousand for the three months ended March 31, 2023, which was inclusive of net recoveries of $34 thousand during the three months ended March 31, 2023. At March 31, 2023, the ACL as a percentage of the total loan portfolio was 1.28% compared to 1.09% at March 31, 2022. The ACL increased in the three months ended March 31, 2023 primarily as a result of the impact of implementing CECL, which requires the transition from an incurred loss model based on historical loss experience to an expected credit loss model based on the life of the loan. For the three months ended March 31, 2023, the provision for credit losses was driven by the increase in commercial loans and the increase in the loss reserve rates under the CECL methodology. The provision expense recorded in the three months ended March 31, 2022 was due to commercial loan growth, offset by an adjustment to the National and Local Economic Conditions qualitative factor that reduced the provision expense by $726 thousand. This factor had been increased previously for economic concerns in the commercial real estate portfolio associated with the COVID-19 pandemic. The additional allocation was removed during the first quarter of 2022 as these concerns had subsided.
In addition to the specific reserve allocations on individually evaluated loans noted previously, 12 loans, with aggregate outstanding principal balances of $399 thousand, have had cumulative partial charge-offs to the ACL totaling $545 thousand at March 31, 2023. As updated appraisals are received on collateral-dependent loans, partial charge-offs are taken to the extent the loans’ principal balance exceeds their fair value.

The information presented in the table below is not required for periods subsequent to the adoption of CECL. The following table summarizes the ALL allocation for loans individually and collectively evaluated for impairment by loan segment at December 31, 2022. Accruing PCI loans are excluded from loans individually evaluated for impairment.

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
Management believes the allocation of the ACL among the various loan classes adequately reflects the life expected credit losses in each loan class and is based on the methodology outlined in Note 1, Summary of Significant Accounting Policies, and Note 3, Loans and Allowance for Credit Losses, to the Consolidated Financial Statements under Part I, Item 1, "Financial Information." Management re-evaluates and makes enhancements to its reserve methodology to better reflect the risks inherent in the different segments of the portfolio, particularly in light of increased charge-offs, with noticeable differences between the different loan classes. Management believes these enhancements to the ACL methodology improve the accuracy of quantifying the expected credit losses inherent in the portfolio. Management charges actual loan losses to the reserve and bases the provision for credit losses on its overall analysis.
The recoveries on previously charged-off relationships are the result of successful loan monitoring and workout solutions. Recoveries are difficult to predict, and any additional recoveries that the Company receives will be used to replenish the ACL. Recoveries favorably impact historical charge-off factors, and contribute to changes in the loss factors used in our allowance adequacy analysis. However, as the loan portfolio continues to grow, future provisions for credit losses may result.
Management believes the Company’s ACL is adequate based on currently available information. Future adjustments to the ACL and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.
Deposits
Deposits grew by $39.4 million, or 2%, remaining at $2.5 billion at both March 31, 2023 and December 31, 2022. In the first quarter of 2023, time deposits increased by $51.6 million, or 21%, money market deposits increased by $4.1 million, or 1%, and interest-bearing demand deposits increased by $2.8 million, or less than 1%. These increases were partially offset by a decrease in savings accounts of $11.7 million, or 5%, and a decrease in noninterest-bearing demand deposits of $7.4 million, or 1%. The increase in time deposits was attributable to promotional offerings of up to 18-month terms. During the three months ended March 31, 2023, the Company purchased $10.0 million in brokered money market deposits. The decline in the savings and noninterest-bearing deposit categories was primarily the result of clients seeking higher-yielding products. During the first quarter of 2023, the Bank was successful at retaining many of those deposits and driving inflows from new clients as well. At March 31, 2023, deposits that are uninsured and not collateralized totaled $474.2 million, or 19%, of total deposits.
During the fourth quarter of 2022, the Bank announced that it had entered into a Purchase and Assumption Agreement providing for the sale of its Path Valley branch and associated deposit liabilities. At March 31, 2023, deposits of approximately $27.5 million are expected to be conveyed in the branch sale. They are reported at cost as deposits held for assumption in connection with the sale of a bank branch within total deposits in the unaudited condensed consolidated balance sheets and are comprised of $21.5 million in interest-bearing deposits and $6.0 million in non-interest bearing deposits. At December 31, 2022, deposits of approximately $31.3 million were expected to be conveyed in the branch sale, are reported within total deposits at cost and were comprised of $23.5 million in interest-bearing deposits and $7.8 million in non-interest bearing deposits. As of the date of this report, total deposits of approximately $21.0 million were expected to be conveyed in the branch sale. The transaction is expected to close in the second quarter of 2023.
Borrowings
In addition to deposits, the Company uses borrowing sources to meet liquidity needs and for temporary funding. Sources of short-term borrowings include the FHLB of Pittsburgh, federal funds purchased and the FRB discount window. Short-term borrowings also may include securities sold under agreements to repurchase with deposit clients, in which a client sweeps a portion of a deposit balance into a repurchase agreement, which is a secured borrowing with a pool of securities pledged against the balance.
The Company also utilizes long-term debt, consisting principally of FHLB fixed and amortizing advances, to fund its balance sheet with original maturities greater than one year. The Company evaluates its funding needs, interest rate movements, the cost of options and the availability of attractive structures when considering the timing and extent of when it enters into long-term borrowings.
FHLB advances and other borrowings increased by $56.2 million to $162.3 million at March 31, 2023 compared to $106.1 million at December 31, 2022. The increase in borrowings during the first quarter of 2023 includes long-term fixed-rate advances from the FHLB totaling $40 million. With the continued strength in loan fundings and increased competition for deposits, the Bank elected to replace some of its overnight borrowings with lower cost term advances. The Bank tested its various sources of funding during the first quarter of 2023 to ensure accessibility.
See Note 8, Short-Term Borrowings, and Note 9, Long-Term Borrowings, to the unaudited condensed consolidated financial statements under Part I, Item 1, "Financial Information," for a description and terms of the Company’s borrowings and access to alternative sources of liquidity.
Shareholders' Equity, Capital Adequacy and Regulatory Matters
Capital management in a regulated financial services industry must properly balance return on equity to its shareholders while maintaining sufficient levels of capital and related risk-based regulatory capital ratios to satisfy statutory regulatory requirements. The Company’s capital management strategies have been developed to provide attractive rates of returns to its shareholders, while maintaining a “well-capitalized” position of regulatory strength.
Shareholders’ equity totaled $240.2 million at March 31, 2023, an increase of $11.3 million, or 5%, from $228.9 million at December 31, 2022. The increase was primarily attributable to net income of $9.2 million and other comprehensive income of $7.1 million, partially offset by dividends paid of $2.1 million for the three months ended March 31, 2023 and the cumulative-effect adjustment from the adoption of CECL that decreased retained earnings by $2.0 million. Other comprehensive income increased due to after-tax declines of $6.8 million and $244 thousand in net unrealized losses on investment securities and cash flow hedges, respectively, primarily caused by further inversion of the yield curve during the first quarter of 2023.
For the three months ended March 31, 2023, total comprehensive income totaled $16.2 million, an increase of $27.0 million, from total comprehensive losses of $10.8 million for the same period in 2022. Other comprehensive income, net of taxes, increased by $25.9 million to $6.8 million for the three months ended March 31, 2023 compared to other comprehensive losses, net of taxes, of $19.1 million for the three months ended March 31, 2022.
At March 31, 2023, book value per common share was $22.46 per share compared to $21.45 per share at December 31, 2022. Tangible book value per share also increased from $19.47 per share at December 31, 2022 to $20.50 per share at March 31, 2023, as a result of the increase in shareholders' equity driven by net income and other comprehensive income during the first quarter of 2023. See “Supplemental Reporting of Non-GAAP Measures.”
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
At March 31, 2023 and December 31, 2022, the Bank was considered well-capitalized under applicable banking regulations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Prompt corrective action provisions are not applicable to bank holding companies, including financial holding companies.

Note 10, Shareholders' Equity and Regulatory Capital, to the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1, "Financial Information," includes a table presenting capital amounts and ratios for the Company and the Bank at March 31, 2023 and December 31, 2022.
In addition to the minimum capital ratio requirement and minimum capital ratio to be well-capitalized presented in the referenced table in Note 10, the Bank must maintain a capital conservation buffer as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, Item 1 - Business, under the topic Basel III Capital Rules. At March 31, 2023, the Bank's capital conservation buffer, based on the most restrictive Total Capital to risk weighted assets capital ratio, was 4.4%, which is greater than the 2.5% requirement.

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
The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and investment securities and the objectives of its asset/liability management policy. The Company's most liquid assets are cash and cash equivalents. The level of these assets depend on the Company's operating, financing, lending and investing activities during any given period. At March 31, 2023, cash and cash equivalents totaled $98.3 million, compared with $60.8 million at December 31, 2022, which the increase reflects the increases in deposits and borrowings of $39.4 million and $56.2 million, respectively, offset primarily by the deployment of cash into higher yielding loans of $56.3 million. Unencumbered investment securities totaled $91.2 million at March 31, 2023. At March 31, 2023, the Company had $18.4 million of investment securities pledged at the FRB Discount Window, with no associated borrowings outstanding. The Company's maximum borrowing capacity from the FHLB of Pittsburgh is $1.1 billion at March 31, 2023. In addition, the Company had $30.0 million in available unsecured lines of credit with other banks at March 31, 2023. The Bank tested its various sources of funding during the first quarter of 2023 to ensure accessibility.
See Note 8, Short-Term Borrowings, and Note 9, Long-Term Borrowings, to the unaudited condensed consolidated financial statements under Part I, Item 1, "Financial Information," for a description and terms of the Company’s borrowings and access to alternative sources of liquidity.
Supplemental Reporting of Non-GAAP Measures
As a result of acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $21.6 million and $21.8 million at March 31, 2023 and December 31, 2022, respectively.
Management believes providing certain “non-GAAP” financial information will assist investors in their understanding of the effect on recent financial results from non-recurring charges.
Tangible book value per share, as used by the Company in this supplemental reporting presentation, is determined by methods other than in accordance with GAAP. While we believe this information is a useful supplement to GAAP-based measures presented in this Form 10-Q, readers are cautioned that this non-GAAP disclosure has limitations as an analytical tool, should not be viewed as a substitute for financial measures determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of our results and financial condition as reported under GAAP, nor are such measures necessarily comparable to non-GAAP performance measures that may be presented by other companies. This supplemental presentation should not be construed as an inference that our future results will be unaffected by similar adjustments to be determined in accordance with GAAP. The increase in tangible book value per share (non-GAAP) from December 31, 2022 to March 31, 2023 is primarily due to net income of $9.2 million and an increase in other comprehensive income, net of taxes, of $7.1 million due to lower unrealized losses on AFS securities and interest rate swaps designated as hedging instruments caused by inversion of the yield curve.

The following table presents the computation of each non-GAAP based measure shown together with its most directly comparable GAAP based measure.

(dollars and shares in thousands)	March 31, 2023	December 31, 2022
Tangible Book Value per Common Share
Shareholders' equity (most directly comparable GAAP-based measure)	$240,161	$228,896
Less: Goodwill	18,724	18,724
Other intangible assets	2,828	3,078
Related tax effect	(594)	(646)
Tangible common equity (non-GAAP)	$219,203	$207,740

Common shares outstanding	10,692	10,671

Book value per share (most directly comparable GAAP based measure)	$22.46	$21.45
Intangible assets per share	1.96	1.98
Tangible book value per share (non-GAAP)	$20.50	$19.47

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
We use simulation analysis to assess earnings at risk and net present value analysis to assess value at risk. These methods allow management to regularly monitor both the direction and magnitude of our interest rate risk exposure. These analyses require numerous assumptions including, but not limited to, changes in balance sheet mix, prepayment rates on loans and securities, cash flows and repricing of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity. Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates due to the timing, magnitude and frequency of rate changes and changes in market conditions and management strategies, among other factors. However, the analyses are useful in quantifying risk and providing a relative gauge of our interest rate risk position over time.

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
The simulation analysis results are presented in the table below. The increase in net interest income in the rising interest rate scenario at March 31, 2023 compared to December 31, 2022 is due to an increase in floating rate assets in the first quarter of 2023. Results in the falling interest rate scenario show the potential for a decrease in net interest income as a result of long-term fixed rate funding added to the balance sheet in the first quarter of 2023. While the Company remains minimally asset sensitive, interest-bearing liabilities have begun repricing faster than interest-earning assets and, if they reprice faster than modeled, there could be pressure on net interest income. As such, further increases in interest rates on a flat balance sheet scenario could negatively impact the Company's net interest income.
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
The results at March 31, 2023 and December 31, 2022 reflect the impact of the FOMC's interest rate increases in effect at the end of each period. As the federal funds rate increases further, the increase in asset yields is countered by the model's acceleration in the cost of liabilities as compared to a slower realized pace so far in this rate cycle. To improve the comparability across periods, the Company strives to follow best practices related to the assumption setting and maintains the size and mix of the period end balance sheet; thus, the results do not reflect actions management may take through the normal course of business that would impact results.

Net Interest Income			Economic Value
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates (basis points)	March 31, 2023	December 31, 2022	Change in Market Interest Rates (basis points)	March 31, 2023	December 31, 2022
(200)	(0.7)%	4.7%	(200)	(36.0)%	(27.7)%
(100)	0.7%	4.8%	(100)	(13.0)%	(9.3)%
100	0.5%	(2.6)%	100	8.0%	3.8%
200	0.1%	(6.1)%	200	11.0%	4.0%
Item 4. Controls and Procedures
Based on the evaluation required by Exchange Act Rules 13a-15(b) and 15d-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), at March 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at March 31, 2023.

There were no significant changes made to the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to affect, our internal control over financial reporting during the three months ended March 31, 2023.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
Information regarding legal proceedings is included in Note 14, Contingencies, to the Consolidated Financial Statements under Part I, Item 1, "Financial Statements" and incorporated herein by reference.
Item 1A – Risk Factors
There have been no material changes from the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2023 to January 31, 2023	9,036	$23.02	9,036	150,023
February 1, 2023 to February 28, 2023	2,305	22.90	2,305	147,718
March 1, 2023 to March 31, 2023	42,921	21.30	42,921	104,797
Total	54,262	$21.65	54,262
In September 2015, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company may repurchase up to 416,000 shares of the Company's outstanding shares of common stock, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act, as amended. On April 19, 2021, the Board of Directors authorized the additional future repurchase of up to 562,000 shares of its outstanding common stock for a total of 978,000 shares. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. For the three months ended March 31, 2023, the Company repurchased 54,262 shares of its common stock at an average price of $21.65 per share. At March 31, 2023, 873,203 shares had been repurchased under the program at a total cost of $19.8 million, or $22.71 per share. Common stock available for future repurchase totals approximately 104,797 shares, or 1% of the Company's outstanding common stock at March 31, 2023.
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

Date: May 9, 2023