Form 10-Q
period 2023-06-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2023-08-08
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s Common Stock as of August 3, 2023: 10,611,425.

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

(Dollars in thousands, except per share amounts)	June 30, 2023	December 31, 2022
Assets
Cash and due from banks	$31,855	$28,477
Interest-bearing deposits with banks	44,463	32,346
Cash and cash equivalents	76,318	60,823
Restricted investments in bank stocks	12,602	10,642
Securities available for sale (amortized cost of $552,224 and $563,278 at June 30, 2023 and December 31, 2022, respectively)	508,612	513,728
Loans held for sale, at fair value	6,450	10,880
Loans	2,234,417	2,151,232
Less: Allowance for credit losses	(28,383)	(25,178)
Net loans	2,206,034	2,126,054
Premises and equipment, net	29,629	29,328
Cash surrender value of life insurance	72,309	71,760
Goodwill	18,724	18,724
Other intangible assets, net	2,589	3,078
Accrued interest receivable	11,773	11,027
Deferred tax assets, net	22,093	24,031
Other assets	41,064	42,333
Total assets	$3,008,197	$2,922,408
Liabilities
Deposits:
Noninterest-bearing	$465,938	$494,131
Interest-bearing	2,056,923	1,950,807
Deposits held for assumption in connection with sale of bank branch	—	31,307
Total deposits	2,522,861	2,476,246
Securities sold under agreements to repurchase and federal funds purchased	15,502	17,251
FHLB advances and other borrowings	136,727	106,139
Subordinated notes	32,059	32,026
Other liabilities	55,407	61,850
Total liabilities	2,762,556	2,693,512

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value—$0.05205 stated value per share; 50,000,000 shares authorized; 11,208,080 shares issued and 10,611,425 outstanding at June 30, 2023; 11,229,242 shares issued and 10,671,413 outstanding at December 31, 2022	583	584
Additional paid - in capital	187,859	189,264
Retained earnings	105,239	92,473
Accumulated other comprehensive loss	(34,196)	(39,913)
Treasury stock—596,655 and 557,829 shares, at cost at June 30, 2023 and December 31, 2022, respectively	(13,844)	(13,512)
Total shareholders’ equity	245,641	228,896
Total liabilities and shareholders’ equity	$3,008,197	$2,922,408
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share amounts)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest income
Loans	$31,203	$22,027	$59,947	$43,396
Investment securities - taxable	4,415	1,957	8,785	3,555
Investment securities - tax-exempt	865	1,131	1,730	1,853
Short-term investments	418	235	716	336
Total interest income	36,901	25,350	71,178	49,140
Interest expense
Deposits	8,608	701	14,810	1,386
Securities sold under agreements to repurchase and federal funds purchased	28	7	53	14
FHLB advances and other borrowings	1,386	21	2,638	43
Subordinated notes	504	503	1,008	1,006
Total interest expense	10,526	1,232	18,509	2,449
Net interest income	26,375	24,118	52,669	46,691
Provision for credit losses	399	1,775	1,128	2,075
Net interest income after provision for credit losses	25,976	22,343	51,541	44,616
Noninterest income
Service charges on deposit accounts	984	964	1,946	1,884
Interchange income	993	1,064	1,958	2,045
Other service charges, commissions and fees	267	230	462	383
Swap fee income	196	785	196	1,738
Trust and investment management income	1,927	1,905	3,815	3,846
Brokerage income	895	989	1,754	1,917
Mortgage banking activities	112	498	590	1,219
Income from life insurance	645	593	1,235	1,159
Investment securities losses	(2)	(3)	(10)	(149)
Other income	1,141	169	1,290	626
Total noninterest income	7,158	7,194	13,236	14,668
Noninterest expenses
Salaries and employee benefits	13,054	11,312	25,250	22,649
Occupancy	1,054	1,132	2,160	2,420
Furniture and equipment	1,212	1,291	2,439	2,570
Data processing	1,201	1,165	2,418	2,218
Automated teller and interchange fees	308	318	606	623
Advertising and bank promotions	919	881	1,324	1,236
FDIC insurance	519	190	1,023	473
Professional services	504	722	1,238	1,530
Directors' compensation	221	230	468	461
Taxes other than income	3	108	460	672
Intangible asset amortization	239	281	489	573
Other operating expenses	1,515	1,164	3,129	2,733
Total noninterest expenses	20,749	18,794	41,004	38,158
Income before income tax expense	12,385	10,743	23,773	21,126
Income tax expense	2,547	1,872	4,779	3,887
Net income	$9,838	$8,871	$18,994	$17,239

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Per share information:
Basic earnings per share	$0.95	$0.84	$1.83	$1.61
Diluted earnings per share	0.94	0.83	1.82	1.59
Dividends paid per share	0.20	0.19	0.40	0.38
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income	$9,838	$8,871	$18,994	$17,239
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on securities available for sale arising during the period	(2,836)	(18,603)	5,938	(42,959)
Reclassification adjustment for losses realized in net income	—	—	—	149
Net unrealized (losses) gains on securities available for sale	(2,836)	(18,603)	5,938	(42,810)
Tax effect	624	3,907	(1,306)	8,991
Total other comprehensive (loss) income, net of tax and reclassification adjustments on securities available for sale	(2,212)	(14,696)	4,632	(33,819)
Unrealized gains on interest rate swaps used in cash flow hedges	1,073	—	1,392	—
Reclassification adjustment for losses realized in net income	—	—	—	—
Net unrealized gains on interest rate swaps used in cash flow hedges	1,073	—	1,392	—
Tax effect	(232)	—	(306)	—
Total other comprehensive income, net of tax and reclassification adjustments on interest rate swaps used in cash flow hedges	841	—	1,086	—
Total other comprehensive (loss) income, net of tax and reclassification adjustments	(1,371)	(14,696)	5,717	(33,819)
Total comprehensive income (loss)	$8,467	$(5,825)	$24,711	$(16,580)
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended June 30, 2023
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, April 1, 2023	$584	$187,572	$97,519	$(32,825)	$(12,689)	$240,161
Net income	—	—	9,838	—	—	9,838
Total other comprehensive loss, net of taxes	—	—	—	(1,371)	—	(1,371)
Cash dividends ($0.20 per share)	—	—	(2,118)	—	—	(2,118)
Share-based compensation plans:
14,652 net common shares acquired and 65,830 net treasury shares acquired, including compensation expense totaling $535	(1)	287	—	—	(1,155)	(869)
Balance, June 30, 2023	$583	$187,859	$105,239	$(34,196)	$(13,844)	$245,641

	Six Months Ended June 30, 2023
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2023	$584	$189,264	$92,473	$(39,913)	$(13,512)	$228,896
Cumulative effect of change in accounting principle - CECL (Note 3)	—	—	(1,984)	—	—	(1,984)
Net income	—	—	18,994	—	—	18,994
Total other comprehensive income, net of taxes	—	—	—	5,717	—	5,717
Cash dividends ($0.40 per share)	—	—	(4,244)	—	—	(4,244)
Share-based compensation plans:
21,162 net common shares acquired and 38,826 net treasury shares acquired, including compensation expense totaling $1,154	(1)	(1,405)	—	—	(332)	(1,738)
Balance, June 30, 2023	$583	$187,859	$105,239	$(34,196)	$(13,844)	$245,641

	Three Months Ended June 30, 2022
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, April 1, 2022	$585	$188,033	$84,943	$(14,674)	$(4,083)	$254,804
Net income	—	—	8,871	—	—	8,871
Total other comprehensive loss, net of taxes	—	—	—	(14,696)	—	(14,696)
Cash dividends ($0.19 per share)	—	—	(2,091)	—	—	(2,091)
Share-based compensation plans:
10,987 net common shares acquired and 392,324 net treasury shares acquired, including compensation expense totaling $529	—	145	—	—	(9,506)	(9,361)
Balance, June 30, 2022	$585	$188,178	$91,723	$(29,370)	$(13,589)	$237,527

	Six Months Ended June 30, 2022
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2022	$586	$189,689	$78,700	$4,449	$(1,768)	$271,656
Net income	—	—	17,239	—	—	17,239
Total other comprehensive loss, net of taxes	—	—	—	(33,819)	—	(33,819)
Cash dividends ($0.38 per share)	—	—	(4,216)	—	—	(4,216)
Share-based compensation plans:
21,609 net common shares acquired and 485,762 net treasury shares acquired, including compensation expense totaling $867	(1)	(1,511)	—	—	(11,821)	(13,333)
Balance, June 30, 2022	$585	$188,178	$91,723	$(29,370)	$(13,589)	$237,527

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Six Months Ended
(Dollars in thousands)	June 30, 2023	June 30, 2022
Cash flows from operating activities
Net income	$18,994	$17,239
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization	978	542
Depreciation and amortization expense	2,114	2,374
Provision for credit losses	1,128	2,075
Share-based compensation	1,154	867
Gains on sales of loans originated for sale	(118)	(817)
Fair value adjustments on loans held for sale	(187)	685
Mortgage loans originated for sale	(9,829)	(56,420)
Proceeds from sales of loans originated for sale	14,564	55,219
Gains on sale of portfolio loans	—	(306)
Net gain on sale of OREO and premises held for sale	(301)	—
Net loss on disposal of premises and equipment	226	15
Deferred income tax benefit	886	1,517
Investment securities losses	10	149
Return on investments in limited partnerships	(12)	—
Net unrealized losses (gains) on derivatives	199	(624)
Income from life insurance	(1,235)	(1,159)
Premium on branch sale	(1,166)	—
Decrease (increase) in accrued interest receivable and other assets	2,816	(1,689)
(Decrease) increase in accrued interest payable and other liabilities	(8,900)	4,322
Other, net	335	1,302
Net cash provided by operating activities	21,656	25,291
Cash flows from investing activities
Proceeds from sales of AFS securities	—	3,075
Maturities, repayments and calls of AFS securities	19,182	33,480
Purchases of AFS securities	(9,532)	(121,487)
Net (purchases) redemptions of restricted investments in bank stocks	(1,960)	752
Net distributions from investments in limited partnerships	321	1,146
Net increase in loans	(83,157)	(39,208)
Proceeds from sales of portfolio loans	—	4,443
Investment in limited partnerships	(1,037)	—
Purchases of bank premises and equipment	(1,505)	(472)
Proceeds from disposal of OREO and premises held for sale	1,662	—
Proceeds from disposal of premises and equipment	43	—
Net cash paid in branch sale	(17,656)	—
Death benefit proceeds from life insurance contracts	342	142
Net cash used in investing activities	(93,297)	(118,129)
continued

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from financing activities
Net increase in deposits	65,432	13,681
Net (decrease) increase in borrowings with original maturities less than 90 days	(10,933)	986
Proceeds from FHLB advances with original maturities greater than 90 days	40,000	—
Payments on FHLB advances with original maturities greater than 90 days	(228)	(218)
Dividends paid	(4,244)	(4,216)
Acquisition of treasury stock	(2,579)	(14,056)
Shares repurchased as treasury stock for employee taxes associated with restricted stock vesting	(378)	(232)
Proceeds from issuance of employee stock purchase plan shares	66	89
Net cash provided by (used in) financing activities	87,136	(3,966)
Net increase (decrease) in cash and cash equivalents	15,495	(96,804)
Cash and cash equivalents at beginning of period	60,823	208,710
Cash and cash equivalents at end of period	$76,318	$111,906

	Six Months Ended
	June 30, 2023	June 30, 2022
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$17,934	$2,400
Income taxes	1,950	1,725
Supplemental schedule of noncash activities:
Loans transferred from LHFS to portfolio loans	—	1,510
OREO acquired in settlement of loans	85	—
Lease liabilities arising from obtaining ROU assets	2,416	—
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
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of Orrstown Financial Services, Inc. and its wholly owned subsidiary, the Bank. The Company has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, SEC rules that permit reduced disclosure for interim periods, and Article 10 of Regulation S-X. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements. There have been no material changes to the Company's significant accounting policies for the six months ended June 30, 2023, except for the adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces our ALL policy under the incurred loss model, and adoption of ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which replaces our TDR accounting model policy, which are both discussed below in Recently Adopted Accounting Standards. The December 31, 2022 consolidated balance sheet information contained in this Quarterly Report on Form 10-Q was derived from the Company's 2022 audited consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications have been made to the prior period amounts to conform with current period classifications. These reclassifications did not have a material impact on the Company's consolidated financial condition, results of operations or statement of consolidated cash flows.
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
The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. The Company's objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed or variable amounts from a counterparty in exchange for the Company making variable-rate or fixed rate payments over the life of the agreements without exchange of the underlying notional amount.
Changes to the fair value of derivatives designated and that qualify as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The Company discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period due to circumstances. Upon discontinuance, the associated gains and losses deferred in AOCI are reclassified immediately into earnings and subsequent changes in the fair value of the cash flow hedge are recognized in earnings. At June 30, 2023, the Company had three interest rate swaps designated as hedging instruments with a total notional value of $175.0 million compared to two interest rate swaps designated as hedging instruments with a total notional value of $100.0 million at December 31, 2022.
Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps and interest rate caps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps and interest rate caps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. At June 30, 2023 and December 31, 2022, the Company had interest rate swaps not designated as hedges with a total notional value of $280.4 million and $268.8 million, respectively.
The Company also may enter into risk participation agreements with a financial institution counterparty for an interest rate derivative contract related to a loan in which the Company may be a participant or the agent bank. The risk participation agreement provides credit protection to the agent bank should the borrower fail to perform on its interest rate derivative contracts with the agent bank. The Company manages its credit risk on risk participation agreements by monitoring the creditworthiness of the borrower, which follows the same credit review process as derivative instruments entered into directly with the borrower. The notional amount of a risk participation agreement reflects the Company's pro-rata share of the derivative instrument, consistent with its share of the related participated loan. Changes in the fair value of the risk participation agreement are recognized directly into earnings. At June 30, 2023 and December 31, 2022, the Company had a risk participation with sold protection with a notional value of $32.3 million and $29.0 million, respectively, and a risk participation with purchased protection with a notional value of $4.9 million at both June 30, 2023 and December 31, 2022.
As a part of its normal residential mortgage operations, the Company will enter into an interest rate lock commitment with a potential borrower. The Company may enter into a corresponding commitment with an investor to sell that loan at a specific price shortly after origination. In accordance with FASB ASC 820, adjustments are recorded through earnings to account for the net change in fair value of these held for sale loans. The fair value of held for sale loans can vary based on the interest rate locked with the customer and the current market interest rate at the balance sheet date. At June 30, 2023 and December 31, 2022, the Company had interest rate lock commitments with a notional value of $2.2 million and $1.4 million, respectively, and forward sale loan commitments with a notional value of $270 thousand and $3.5 million, respectively.
Leases - The Company evaluates its contracts at inception to determine if an arrangement either is a lease or contains one. Operating lease ROU assets are included in other assets and operating lease liabilities in accrued interest payable and other liabilities in the unaudited condensed consolidated balance sheets. The Company had no finance leases at June 30, 2023 and December 31, 2022.
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
In accordance with ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), the Company excludes leases with an initial term of 12 months or less from the balance sheet. The Company recognizes these lease payments in the unaudited condensed consolidated statements of income on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components and has elected the practical expedient to account for them as a single lease component.
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
Loans collectively evaluated includes loans on accrual status, except for loans previously restructured that do not share similar risk characteristics which are individually evaluated. The ACL for loans collectively evaluated is measured using a lifetime expected loss rate model that considers historical loss performance and past events in addition to forecasts of future economic conditions. The Company elected to use the DCF methodology for the quantitative analysis for the majority of its loan segments, which applies the probability of default, using a loss driver model and loss given default factors to future cash flows, and then adjusts to the net present value to derive the required reserve. The probability of default estimates are derived through the application of reasonable and supportable economic forecasts to the regression models, which incorporates the Company's and peer loss-rate data, unemployment rate and GDP. The reasonable and supportable forecasts of the selected economic metrics are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to expected loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The prepayment and curtailment assumptions adjust the contractual terms of the loan to arrive at the expected cash flows. The development and validation of credit models also included determining the length of the reasonable and supportable forecast and regression period and utilizing national peer group historical loss rates. Management selected the national unemployment rate and GDP as the drivers of the quantitative portion of collectively evaluated reserves on loan classes reliant upon the DCF methodology, primarily as a result of high correlation coefficients identified in regression modeling. For the consumer loan segment, the quantitative reserve was calculated using the remaining life methodology where the average historical bank-specific and peer loss rates are applied to expected loan balances over an estimated remaining life of loans. The estimated remaining life is calculated using historical bank-specific loan attrition data.
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
•Nature and volume of loans;
•Concentrations of credit;
•Collateral valuation trends;
•Delinquency and classified loan trends;
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
Allowance for Credit Losses on AFS Securities
Prior to implementation of CECL, unrealized losses on AFS debt securities caused by a credit event would require the direct write-down of the AFS security through the other-than-temporary impairment approach; however, the new standard requires credit losses to be presented as an ACL. The Company is still required to conduct an impairment evaluation on AFS securities to determine whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If these situations apply, the guidance continues to require the Company to reduce the security's amortized cost basis down to its fair value through earnings. The Company also evaluates the unrealized losses on AFS securities to determine if a security's decline in fair value below its amortized cost basis is due to credit factors. The evaluation is based upon factors such as the creditworthiness of the underlying borrowers, performance of the underlying collateral, if applicable, and the level of credit support in the security structure. Management also evaluates other factors and circumstances that may be indicative of a decline in the fair value of the security due to a credit factor. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost and near-term prospects of the issuer. If this assessment indicates that a credit loss exists, the present value of the expected cash flows of the security is compared to the amortized cost basis of the security. Under the CECL standard, if the present value of the cash flows expected to be collected is less than the amortized cost, an ACL is recorded for the credit loss, which is limited by the amount that the fair value is less than the amortized cost basis. Any additional amount of loss would be due to non-credit factors and is recorded in AOCI, net of taxes. If a credit loss is recognized in earnings, subsequent improvements to the expectation of collectability will be recognized through the ACL. If the fair value of the security increases above its amortized cost, the unrealized gain will be recorded in AOCI, net of taxes, on the unaudited condensed consolidated statements of financial condition. Accrued interest receivable on AFS securities is excluded from the estimate of credit losses. The Company did not record a cumulative-effect adjustment related to its AFS securities upon adoption of CECL on January 1, 2023.
See Note 2, Investment Securities, to the unaudited condensed consolidated financial statements under Part I, Item 1, "Financial Information," for a description of the Company’s investment securities and impairment evaluation.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 contains optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The optional expedients apply consistently to all contracts or transactions within the scope of this topic, while the optional expedients for hedging relationships can be elected on an individual basis. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This update defers the sunset date for applying the reference rate relief by two years to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. In 2021, the administrator of LIBOR delayed the intended cessation date of certain tenors of LIBOR to June 30, 2023. After June 30, 2023, the publication of the one-month, three-month and twelve-month tenors of LIBOR will cease.
The Company has a cross-functional working group leading the transition from LIBOR to the adoption of an alternate index. This group has identified the loans and financial instruments indexed to LIBOR, verified proper transition language existed in the contracts and executed contractual updates, as needed, with the impacted borrowers. The Company replaced LIBOR, in most cases with the 30-Day Average SOFR or Term SOFR, in its loan agreements and will utilize Fallback Rate SOFR, where prescribed. The Company does not expect a significant impact on its financial statements.

NOTE 2. INVESTMENT SECURITIES
At June 30, 2023 and December 31, 2022, all investment securities were classified as AFS. The following table summarizes amortized cost, fair value and ACL of investment securities, and the corresponding amounts of gross unrealized gains and losses recognized in AOCI, and the allowance for credit losses at June 30, 2023 and December 31, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2023
U.S. Treasury securities	$20,064	$—	$2,691	$—	$17,373
U.S. Government Agencies	4,395	192	—	—	4,587
States and political subdivisions	224,777	14	23,210	—	201,581
GSE residential MBSs	62,703	—	4,371	—	58,332
GSE commercial MBSs	5,201	438	—	—	5,639
GSE residential CMOs	72,363	—	7,028	—	65,335
Non-agency CMOs	44,537	269	4,453	—	40,353
Asset-backed	118,066	229	3,001	—	115,294
Other	118	—	—	—	118
Totals	$552,224	$1,142	$44,754	$—	$508,612
December 31, 2022
U.S. Treasury securities	$20,070	$—	$2,779	n/a	$17,291
U.S. Government Agencies	4,907	228	—	n/a	5,135
States and political subdivisions	225,825	19	28,430	n/a	197,414
GSE residential MBSs	63,778	—	4,376	n/a	59,402
GSE residential CMOs	75,446	—	7,068	n/a	68,378
Non-agency CMOs	42,298	243	2,783	n/a	39,758
Asset-backed	130,577	—	4,604	n/a	125,973
Other	377	—	—	n/a	377
Totals	$563,278	$490	$50,040	n/a	$513,728

The following table summarizes investment securities with unrealized losses, for which an ACL has not been recorded at June 30, 2023 and cumulative OTTI expense was not recognized at December 31, 2022, aggregated by major investment security type and the length of time in a continuous unrealized loss position.

	Less Than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
June 30, 2023
U.S. Treasury securities	—	$—	$—	3	$17,373	$2,691	3	$17,373	$2,691
States and political subdivisions	13	27,350	1,224	33	172,505	21,986	46	199,855	23,210
GSE residential MBSs	—	—	—	15	58,332	4,371	15	58,332	4,371
GSE residential CMOs	4	10,430	362	13	54,905	6,666	17	65,335	7,028
Non-agency CMOs	3	11,795	764	3	13,100	3,689	6	24,895	4,453
Asset-backed	4	8,732	93	15	90,515	2,908	19	99,247	3,001
Totals	24	$58,307	$2,443	82	$406,730	$42,311	106	$465,037	$44,754
December 31, 2022
U.S. Treasury securities	—	$—	$—	3	$17,291	$2,779	3	$17,291	$2,779
States and political subdivisions	29	135,579	13,809	17	60,102	14,621	46	195,681	28,430
GSE residential MBSs	5	26,100	925	10	33,302	3,451	15	59,402	4,376
GSE residential CMOs	8	28,732	1,884	9	39,646	5,184	17	68,378	7,068
Non-agency CMOs	4	26,555	1,135	2	8,639	1,648	6	35,194	2,783
Asset-backed	17	78,873	2,432	5	47,100	2,172	22	125,973	4,604
Totals	63	$295,839	$20,185	46	$206,080	$29,855	109	$501,919	$50,040
The Company is required to conduct an impairment evaluation on AFS securities to determine whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If these situations apply, the guidance requires the Company to reduce the security's amortized cost basis down to its fair value through earnings. The Company also evaluates the unrealized losses on AFS securities to determine if a security's decline in fair value below its amortized cost basis is due to credit factors. The evaluation is based upon factors such as the creditworthiness of the underlying borrowers, performance of the underlying collateral, if applicable, and the level of credit support in the security structure. Management also evaluates other factors and circumstances that may be indicative of a decline in the fair value of the security due to a credit factor. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost and near-term prospects of the issuer. If this assessment indicates that a credit loss exists, the present value of the expected cash flows of the security is compared to the amortized cost basis of the security. Under the CECL standard, if the present value of the cash flows expected to be collected is less than the amortized cost, an ACL is recorded for the credit loss, which is limited by the amount that the fair value is less than the amortized cost basis. Any additional amount of loss would be due to non-credit factors and is recorded in AOCI, net of taxes. If a credit loss is recognized in earnings, subsequent improvements to the expectation of collectability will be recognized through the ACL. If the fair value of the security increases above its amortized cost, the unrealized gain will be recorded in AOCI, net of taxes, on the consolidated statements of financial condition. Prior to implementation of the CECL standard, unrealized losses caused by a credit event would require the direct write-down of the AFS security through the other-than-temporary impairment approach.
The Company did not record an ACL on the AFS securities at June 30, 2023 or upon implementation of CECL on January 1, 2023. As of both periods, the Company considers the unrealized losses on the AFS securities to be related to fluctuations in market conditions, primarily interest rates, and not reflective of deterioration in credit. In addition, the Company maintains that it has the intent and ability to hold these AFS securities until the amortized cost is recovered and it is more likely than not that any of AFS securities in an unrealized loss position would not be required to be sold. At June 30, 2023 and December 31, 2022, unrealized losses were higher than prior periods due to market uncertainty resulting from inflation and higher interest rates from the time of the security purchase.
U.S. Treasury Securities. The unrealized losses presented in the table above have been caused by an increase in rates from the time these securities were purchased. Management considers the full faith and credit of the U.S. government in determining whether declines in fair value are due to credit factors. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell them before recovery of their amortized cost basis, which may be maturity. In addition, the unrealized losses are not credit related. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at June 30, 2023.
States and Political Subdivisions. The unrealized losses presented in the table above have been caused by a widening of spreads and/or a rise in interest rates from the time these securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether declines in fair value are due to credit factors. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell them before recovery of their amortized cost basis, which may be maturity. In addition, the unrealized losses are not credit related. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at June 30, 2023.
GSE Residential CMOs and GSE Residential MBS. The unrealized losses presented in the table above have been caused by a widening of spreads and a rise in interest rates from the time these securities were purchased. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than its par value basis. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell them before recovery of their amortized cost basis, which may be maturity. In addition, the unrealized losses are not credit related. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at June 30, 2023.
Non-Agency CMOs. The unrealized losses presented in the table above were caused by a widening of spreads and a rise in interest rates from the time the securities were purchased. Management considers the investment rating and other credit support in determining whether declines in fair value are due to credit factors. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell them before recovery of their amortized cost basis, which may be maturity. In addition, the unrealized losses are not credit related. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at June 30, 2023.
Asset-backed. The unrealized losses presented in the table above were caused by a widening of spreads and a rise in the interest rates from the time the securities were purchased. Management considers the investment rating and other credit support in determining whether declines in fair value are due to credit factors. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell them before recovery of their amortized cost basis, which may be maturity. In addition, the unrealized losses are not credit related. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at June 30, 2023.
The following table summarizes amortized cost and fair value of investment securities by contractual maturity at June 30, 2023. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	21,446	19,074
Due after five years through ten years	67,615	59,918
Due after ten years	160,293	144,667
CMOs and MBSs	184,804	169,659
Asset-backed	118,066	115,294
Totals	$552,224	$508,612
The following table summarizes proceeds from sales of investment securities and gross gains and gross losses for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Proceeds from sale of investment securities	$—	$—	$—	$3,075
Gross gains	—	—	—	25
Gross losses	2	3	10	3
During the three and six months ended June 30, 2023, the Company recorded net investment security losses of $2 thousand and $10 thousand from mark-to-market losses on an equity security, respectively, compared to net losses of $3 thousand and net gains of $22 thousand for the three and six months ended June 30, 2022, respectively. During the six months ended June 30, 2023, the Company did not sell any investment securities compared to a partial sale of one security with a principal balance of $3.1 million that was sold for proceeds of $3.1 million during the six months ended June 30, 2022 for a gross gain of $22 thousand. The Company recorded a loss of $171 thousand on a call of a non-agency CMO for the six months ended June 30, 2022. Investment securities with a fair value of $400.5 million and $396.8 million at June 30, 2023 and December 31, 2022, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

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
Commercial and industrial loans include advances to local and regional businesses for general commercial purposes and include permanent and short-term working capital, machinery and equipment financing, and may be either in the form of lines of credit or term loans. Although commercial and industrial loans may be unsecured to our highest-rated borrowers, the majority of these loans are secured by the borrower’s accounts receivable, inventory and machinery and equipment. In a significant number of these loans, the collateral also includes the business real estate or the business owner’s personal real estate or assets. Commercial and industrial loans present credit exposure to the Company, as they are more susceptible to risk of loss during a downturn in the economy as borrowers may have greater difficulty in meeting their debt service requirements and the value of the collateral may decline. The Company's underwriting standards are developed to mitigate this risk. The underwriting process includes evaluating the creditworthiness of the borrower and, to the extent available, credit ratings on the business. Additionally, monitoring of the loans through annual renewals and meetings with the borrowers is typical. However, these procedures cannot eliminate the risk of loss associated with commercial and industrial lending. At June 30, 2023 and December 31, 2022, commercial and industrial loans include $7.2 million and $13.8 million, respectively, net of deferred fees and costs, originated through the SBA PPP. At June 30, 2023, the Bank has $115 thousand of net deferred SBA PPP fees remaining to be recognized through net interest income over the remaining life of the loans. The timing of the recognition of these fees is dependent upon the loan forgiveness process established by the SBA. As these loans are 100% guaranteed by the SBA, there is no associated ACL at June 30, 2023.
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
The Company adopted the new current expected credit loss accounting guidance, CECL, and all related amendments as of January 1, 2023. Certain credit quality disclosures related to impaired loans and individually and collectively evaluated loans were superseded with the current CECL guidance, which was adopted on January 1, 2023, and have not been included below as of June 30, 2023.
The following table presents the loan portfolio by segment and class, excluding residential LHFS, at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Commercial real estate:
Owner occupied	$366,439	$315,770
Non-owner occupied	626,140	608,043
Multi-family	145,257	138,832
Non-owner occupied residential	105,504	104,604
Acquisition and development:
1-4 family residential construction	20,461	25,068
Commercial and land development	143,177	158,308
Commercial and industrial (1)	379,905	357,774
Municipal	10,638	12,173
Residential mortgage:
First lien	235,813	229,849
Home equity - term	5,228	5,505
Home equity - lines of credit	185,099	183,241
Installment and other loans	10,756	12,065
Total loans	$2,234,417	$2,151,232
(1) This balance includes $7.2 million and $13.8 million of SBA PPP loans, net of deferred fees and costs, at June 30, 2023 and December 31, 2022, respectively.
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
The following table presents the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of June 30, 2023. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan and payment activity, which residential mortgage and installment and other consumer loans are presented below based on payment performance: performing or nonperforming.

	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$38,570	$95,460	$75,777	$22,891	$21,934	$70,587	$2,766	$—	$327,985
Special mention	—	10,092	—	6,155	—	2,157	—	—	18,404
Substandard - Non-IEL	—	—	—	—	—	2,212	465	—	2,677
Substandard - IEL	—	—	—	14,757	—	2,578	38	—	17,373
Total owner-occupied loans	$38,570	$105,552	$75,777	$43,803	$21,934	$77,534	$3,269	$—	$366,439
Current period gross charge offs - owner-occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied:
Risk rating
Pass	$23,001	$97,285	$209,376	$86,557	$65,552	$140,193	$549	$874	$623,387
Special mention	—	—	—	—	—	2,176	235	—	2,411
Substandard - Non-IEL	—	—	—	—	—	78	—	—	78
Substandard - IEL	—	—	—	—	—	264	—	—	264
Total non-owner occupied loans	$23,001	$97,285	$209,376	$86,557	$65,552	$142,711	$784	$874	$626,140
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family:
Risk rating
Pass	$1,375	$55,971	$8,809	$12,819	$7,881	$50,896	$124	$—	$137,875
Special mention	—	—	—	—	—	7,382	—	—	7,382
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total multi-family loans	$1,375	$55,971	$8,809	$12,819	$7,881	$58,278	$124	$—	$145,257
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Non-owner occupied residential:
Risk rating
Pass	$5,163	$26,702	$19,300	$10,338	$6,897	$34,027	$1,512	$—	$103,939
Special mention	—	—	—	—	—	820	—	—	820
Substandard - Non-IEL	—	—	—	—	—	395	—	—	395
Substandard - IEL	2	—	198	—	—	150	—	—	350
Total non-owner occupied residential loans	$5,165	$26,702	$19,498	$10,338	$6,897	$35,392	$1,512	$—	$105,504
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$—	$—	$12	$—	$—	$12
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$5,286	$14,738	$—	$—	$—	$—	$—	$—	$20,024
Special mention	—	—	437	—	—	—	—	—	437
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total 1-4 family residential construction loans	$5,286	$14,738	$437	$—	$—	$—	$—	$—	$20,461
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and land development:
Risk rating
Pass	$17,031	$50,046	$49,722	$10,305	$119	$2,967	$7,055	$4,263	$141,508
Special mention	—	—	—	1,223	—	446	—	—	1,669
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total commercial and land development loans	$17,031	$50,046	$49,722	$11,528	$119	$3,413	$7,055	$4,263	$143,177
Current period gross charge offs - commercial and land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial:
Risk rating
Pass	$39,635	$80,530	$85,056	$24,515	$11,922	$23,321	$94,980	$3,481	$363,440
Special mention	632	2,012	5,229	3,560	1,418	375	1,078	—	14,304
Substandard - Non-IEL	—	—	1,072	—	14	294	102	—	1,482
Substandard - IEL	—	—	—	9	—	526	144	—	679
Total commercial and industrial loans	$40,267	$82,542	$91,357	$28,084	$13,354	$24,516	$96,304	$3,481	$379,905
Current period gross charge offs - commercial and industrial	$—	$—	$—	$—	$—	$8	$473	$—	$481
Municipal:
Risk rating
Pass	$—	$11	$3,425	$27	$—	$7,175	$—	$—	$10,638
Total municipal loans	$—	$11	$3,425	$27	$—	$7,175	$—	$—	$10,638
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Residential mortgage:
First lien:
Payment performance
Performing	$15,579	$62,104	$35,449	$8,474	$7,753	$103,423	$—	$646	$233,428
Nonperforming	—	—	—	—	175	2,210	—	—	2,385
Total first lien loans	$15,579	$62,104	$35,449	$8,474	$7,928	$105,633	$—	$646	$235,813
Current period gross charge offs - first lien	$—	$—	$—	$—	$—	$58	$—	$—	$58
Home equity - term:
Payment performance
Performing	$343	$788	$146	$470	$128	$3,349	$—	$—	$5,224
Nonperforming	—	—	—	—	—	4	—	—	4
Total home equity - term loans	$343	$788	$146	$470	$128	$3,353	$—	$—	$5,228
Current period gross charge offs - home equity - term	$—	$—	$—	$—	$—	$40	$—	$—	$40
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$110,490	$73,971	$184,461
Nonperforming	—	—	—	—	—	—	620	18	638
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$111,110	$73,989	$185,099
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$—	$—	$—	$—
Installment and other loans:
Payment performance
Performing	$573	$524	$398	$167	$1,033	$1,822	$6,217	$—	$10,734
Nonperforming	—	—	—	—	21	1	—	—	22
Total Installment and other loans	$573	$524	$398	$167	$1,054	$1,823	$6,217	$—	$10,756
Current period gross charge offs - installment and other	$88	$24	$—	$—	$1	$10	$—	$—	$123
The information presented in the table above is not required for periods prior to the adoption of CECL. The following table summarizes the Company’s loan portfolio ratings based on its internal risk rating system at December 31, 2022, which presents the most comparable required information. Prior to the adoption of CECL, PCD loans were classified as PCI loans and accounted for under ASC 310-30. In accordance with the CECL standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the adoption date. At June 30, 2023, the amortized cost of the PCD loans was $8.8 million.

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
At June 30, 2023, the Company’s individually evaluated loans were measured based on the estimated fair value of the collateral securing the loan, except for purchased auto loans on nonaccrual status and accruing loans accounted for as TDRs prior to the adoption of ASU 2022-02. At December 31, 2022, except for TDRs, the Company's individually evaluated loans were measured based on the estimated fair value of the collateral securing the loan. Prior to the adoption of ASU 2022-02, by definition, TDRs were considered impaired and the related impairment analyses were initially based on discounted cash flows. For real estate loans, collateral generally consists of commercial or residential real estate, but in the case of commercial and industrial loans, it could also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.

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

The following table presents the amortized cost basis of nonaccrual loans, according to loan class, with and without reserves on individually evaluated loans as of June 30, 2023, as compared to nonaccrual loans at December 31, 2022. The Company did not recognize interest income on nonaccrual loans during the three and six months ended June 30, 2023.

	June 30, 2023				December 31, 2022
	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing	Total nonaccrual loans
Commercial real estate:
Owner-occupied	$—	$17,373	$17,373	$—	$2,767
Non-owner occupied	—	264	264	—	—
Non-owner occupied residential	—	150	150	—	81
Acquisition and development:
Commercial and land development	—	—	—	—	15,426
Commercial and industrial	—	679	679	—	31
Residential mortgage:
First lien	—	1,978	1,978	519	1,838
Home equity – term	—	4	4	20	5
Home equity – lines of credit	—	593	593	—	395
Installment and other loans	—	21	21	—	40
Total	$—	$21,062	$21,062	$539	$20,583
A loan is considered to be collateral-dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral. At June 30, 2023, substantially all individually evaluated loans were collateral-dependent and consisted primarily of commercial real estate, acquisition and development and residential mortgage loans, which were primarily secured by commercial or residential real estate. All of the Company’s collateral-dependent loans had appraised collateral values which exceeded the amortized cost basis of the related loan as of June 30, 2023. The following table presents the amortized cost basis of collateral-dependent loans by class as of June 30, 2023:

	Type of Collateral
	Business Assets	Commercial Real Estate	Equipment	Land	Residential Real Estate	Other	Total
Commercial real estate:
Owner occupied	$—	$17,373	$—	$—	$—	$—	$17,373
Non-owner occupied	—	264	—	—	—	—	264
Non-owner occupied residential	—	150	—	—	—	—	150
Commercial and industrial	670	—	9	—	—	—	679
Residential mortgage:
First lien	—	—	—	—	1,892	—	1,892
Home equity - term	—	—	—	—	4	—	4
Home equity - lines of credit	—	—	—	—	593	—	593
Installment and other loans	—	—	—	—	—	1	1
Total	$670	$17,787	$9	$—	$2,489	$1	$20,956

The information presented above in the nonaccrual loan table and the collateral-dependent table are not required for periods prior to the adoption of CECL. The following table, which excludes accruing PCI loans, presents the most comparable required information at December 31, 2022, which summarizes impaired loans by segment and class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at December 31, 2022. The recorded investment in loans excludes accrued interest receivable. Related allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and any partial charge-off will be recorded when final information is received.

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

The following table, which excludes accruing PCI loans, presents the most comparable required information for the prior linked periods and summarizes the average recorded investment in impaired loans and related recognized interest income for the three and six months ended June 30, 2022:

	June 30, 2022
	Average Impaired Balance	Interest Income Recognized
Three Months Ended June 30,
Commercial real estate:
Owner-occupied	$3,006	$—
Non-owner occupied residential	99	—
Commercial and industrial	117	—
Residential mortgage:
First lien	2,310	8
Home equity – term	6	—
Home equity - lines of credit	408	—
Installment and other loans	49	—
	$5,995	$8
Six Months Ended June 30,
Commercial real estate:
Owner occupied	$3,236	$—
Non-owner occupied residential	103	—
Commercial and industrial	168	—
Residential mortgage:
First lien	2,369	15
Home equity - term	6	—
Home equity - lines of credit	419	—
Installment and other loans	46	—
	$6,347	$15
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
The Company may modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, interest rate reduction or an other-than-insignificant payment delay. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL. The Company may also provide multiple types of modifications on an individual loan. For the six months ended June 30, 2023, the Company did not extend any modifications to borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan.

The following table presents the most comparable required information for impaired loans that were TDRs, with the recorded investment at December 31, 2022:

	December 31, 2022
	Number of Contracts	Recorded Investment
Accruing:
Residential mortgage:
First lien	8	$682
Nonaccruing:
Residential mortgage:
First lien	4	212
Installment and other loans	1	2
	5	214
	13	$896

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due by aggregating loans based on its delinquencies. The following table presents the classes of the loan portfolio summarized by aging categories at June 30, 2023:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due	Total Loans
June 30, 2023
Commercial real estate:
Owner occupied	$118	$—	$145	$263	$366,176	$366,439
Non-owner occupied	4	—	—	4	626,136	626,140
Multi-family	—	—	—	—	145,257	145,257
Non-owner occupied residential	—	—	49	49	105,455	105,504
Acquisition and development:
1-4 family residential construction	—	—	—	—	20,461	20,461
Commercial and land development	—	—	—	—	143,177	143,177
Commercial and industrial	183	726	15	924	378,981	379,905
Municipal	—	—	—	—	10,638	10,638
Residential mortgage:
First lien	206	1,688	877	2,771	233,042	235,813
Home equity - term	—	1	20	21	5,207	5,228
Home equity - lines of credit	713	473	95	1,281	183,818	185,099
Installment and other loans	71	—	4	75	10,681	10,756
	$1,295	$2,888	$1,205	$5,388	$2,229,029	$2,234,417

The following table presents the most comparable required information, which includes the classes of the loan portfolio summarized by aging categories of performing loans and nonaccrual loans at December 31, 2022:

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
Delinquency and Classified Loan Trends – including delinquency percentages and internal loan ratings noted in the portfolio relative to economic conditions; severity of the delinquencies and the ratings; and whether the ratios are trending upwards or downwards.
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
All factors noted above were established upon adoption of CECL and were deemed appropriate at June 30, 2023. For the three and six months ended June 30, 2023, these factors were unchanged from levels at adoption of CECL, except for an increase in the Delinquency and Classified Loan Trends qualitative factor for the commercial & industrial and owner-occupied commercial real estate loan classes, which was based on a recent trend of increases in loans downgraded to the special mention risk rating. The change in qualitative factor resulted in an increase to the ACL of $461 thousand.

The following table presents the activity in the ACL, including the impact of adopting CECL, for the three and six months ended June 30, 2023 and the activity in the ALL for the three and six months ended June 30, 2022:

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
June 30, 2023
Balance, beginning of period	$16,697	$3,217	$5,787	$177	$25,878	$2,278	$208	$2,486	$—	$28,364
Provision for credit losses	246	(451)	440	(10)	225	64	110	174	—	399
Charge-offs	(12)	—	(395)	—	(407)	(98)	(67)	(165)	—	(572)
Recoveries	65	1	22	—	88	63	41	104	—	192
Balance, end of period	$16,996	$2,767	$5,854	$167	$25,784	$2,307	$292	$2,599	$—	$28,383
June 30, 2022
Balance, beginning of period	$11,546	$2,321	$4,301	$29	$18,197	$2,873	$201	$3,074	$237	$21,508
Provision for loan losses	748	695	184	(3)	1,624	127	24	151	—	1,775
Charge-offs	—	—	(54)	—	(54)	—	(5)	(5)	—	(59)
Recoveries	—	8	40	—	48	4	3	7	—	55
Balance, end of period	$12,294	$3,024	$4,471	$26	$19,815	$3,004	$223	$3,227	$237	$23,279

Six Months Ended
June 30, 2023
Beginning balance, prior to adoption of CECL	$13,558	$3,214	$4,505	$24	$21,301	$3,444	$188	$3,632	$245	$25,178
Impact of adopting CECL	2,857	(214)	928	169	3,740	(1,121)	49	(1,072)	(245)	2,423
Provision for credit losses	508	(236)	852	(26)	1,098	(76)	106	30	—	1,128
Charge-offs	(12)	—	(481)	—	(493)	(98)	(123)	(221)	—	(714)
Recoveries	85	3	50	—	138	158	72	230	—	368
Balance, end of period	$16,996	$2,767	$5,854	$167	$25,784	$2,307	$292	$2,599	$—	$28,383
June 30, 2022
Balance, beginning of period	$12,037	$2,062	$3,814	$30	$17,943	$2,785	$215	$3,000	$237	$21,180
Provision for loan losses	225	953	684	(4)	1,858	199	18	217	—	2,075
Charge-offs	—	—	(115)	—	(115)	(10)	(18)	(28)	—	(143)
Recoveries	32	9	88	—	129	30	8	38	—	167
Balance, end of period	$12,294	$3,024	$4,471	$26	$19,815	$3,004	$223	$3,227	$237	$23,279
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
The following table summarizes the Company's operating leases at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Operating lease ROU assets	$11,274	$9,270
Operating lease ROU liabilities	12,022	9,976
Weighted-average remaining lease term (in years)	15.3	14.3
Weighted-average discount rate	4.3%	4.1%
The following table presents information related to the Company's operating leases for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Cash paid for operating lease liabilities	$287	$295	$571	$589
Operating lease expense	302	349	611	743
The following table presents expected future maturities of the Company's lease liabilities as of June 30, 2023:

2023	$653
2024	1,349
2025	1,371
2026	1,403
2027	1,437
Thereafter	11,381
17,594
Less: imputed interest	5,572
Total lease liabilities	$12,022

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
At June 30, 2023 and 2022, goodwill was $18.7 million. No impairment charges were recorded in the three and six months ended June 30, 2023 and June 30, 2022.

Goodwill is not amortized but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit.
The Company conducted its last annual goodwill impairment test as of November 30, 2022 using generally accepted valuation methods. As a result of that impairment test, no goodwill impairment was identified. During the three and six months ended June 30, 2023, the market was impacted by the economic uncertainty resulting from recent banking industry events, which caused the Company's stock price and market capitalization to decline. The Company performed a qualitative assessment, which indicated that it was more likely than not that the fair value exceeded its carrying value, resulting in no impairment charge for the three and six months ended June 30, 2023. Management will continue to evaluate the economic conditions for any potential applicable changes.

The following table presents changes in and components of other intangible assets for the three and six months ended June 30, 2023 and 2022. No impairment charges were recorded on other intangible assets during the three and six months ended June 30, 2023 and June 30, 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning of period	$2,828	$3,891	$3,078	$4,183
Amortization expense	(239)	(281)	(489)	(573)
Balance, end of period	$2,589	$3,610	$2,589	$3,610
The following table presents the components of other identifiable intangible assets at June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$8,390	$5,801	$8,390	$5,312
Other customer relationship intangibles	—	—	25	25
Total	$8,390	$5,801	$8,415	$5,337
The following table presents future estimated aggregate amortization expense for other identifiable intangible assets at June 30, 2023:

2023	$446
2024	766
2025	596
2026	427
2027	258
Thereafter	96
$2,589

NOTE 6. SHARE-BASED COMPENSATION PLANS
The Company maintains share-based compensation plans under the shareholder-approved 2011 Plan. The purpose of the share-based compensation plans is to provide officers, employees, and non-employee members of the Board of Directors of the Company with additional incentive to further the success of the Company. At June 30, 2023, 1,281,920 shares of the common stock of the Company were reserved, of which 420,758 shares are available to be issued.
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

The following table presents a summary of nonvested restricted shares activity for the six months ended June 30, 2023:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares, beginning of year	284,909	$22.35
Granted	148,501	23.57
Forfeited	(32,232)	22.59
Vested	(107,466)	22.56
Nonvested shares, at period end	293,712	$22.86
The following table presents restricted share compensation expense, with tax benefit information, and fair value of shares vested, for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Restricted share award expense	$534	$529	$1,150	$859
Restricted share award tax benefit	112	111	242	180
Fair value of shares vested	423	540	2,460	1,864
The unrecognized compensation expense related to the share awards totaled $4.5 million at June 30, 2023 and $3.0 million at December 31, 2022. The unrecognized compensation expense at June 30, 2023 is expected to be recognized over a weighted-average period of 2.0 years.
The Company maintains an employee stock purchase plan to provide employees of the Company with an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed the lesser of the IRS limit of $25,000 or 10% of their annual salary at the lower of 95% of the fair market value of the shares on the semi-annual offering date, or related purchase date. The purchases occur in March and September of each year. The Company reserved 350,000 shares of its common stock to be issued under the employee stock purchase plan. At June 30, 2023, 142,592 shares were available to be issued.
The following table presents information for the employee stock purchase plan for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Shares purchased	—	—	3,003	3,953
Weighted average price of shares purchased	$—	$—	$21.85	$22.46
Compensation expense recognized	—	—	3	8
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
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed or variable amounts from a counterparty in exchange for the Company making variable-rate or fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company, however, discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period due to circumstances. Upon discontinuance, the associated gains and losses deferred in AOCI are reclassified immediately into earnings and subsequent changes in the fair value of the cash flow hedge are recognized in earnings. The Company entered into one new interest rate swap designed as a hedging instrument with a notional value of $75.0 million during the three and six months ended June 30, 2023. At June 30, 2023, the Company had three interest rate swaps designated as hedging instruments with a total notional value of $175.0 million for the purpose of hedging the variable cash flows of selected AFS securities or loans or hedging variable cash flows associated with the Company's borrowings compared to two interest rate swaps designated as hedging instruments with a total notional value of $100.0 million at December 31, 2022.
The Company enters into interest rate swap agreements that allow its commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. In addition, the Company may enter into interest rate caps that allow its commercial loan customers to gain protection against significant interest rate increases and provide a upper limit, or cap, on the variable interest rate. The Company then enters into a corresponding swap or cap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps and interest rate caps with both the customers and third parties are not designated as hedges and are marked through earnings. At June 30, 2023, the Company had 27 customer and 27 corresponding third-party broker interest rate derivatives not designated as a hedging instrument with an aggregate notional amount of $280.4 million, compared to $268.8 million in notional amount of such derivative instruments at December 31, 2022. The Company entered into two new interest rate swaps with its commercial loan customers and recognized swap fee income of $196 thousand during the three and six months ended June 30, 2023. This is compared to two new interest rate swaps that resulted in swap fee income of $785 thousand during the three months ended June 30, 2022 and five new interest rate swaps that resulted in swap fee income of $1.7 million during the six months ended June 30, 2022. Swap fee income is included in noninterest income in the unaudited condensed consolidated statements of income.
At June 30, 2023 and December 31, 2022, the Company had cash collateral of $5.1 million and $5.4 million with the third parties for certain of these derivatives, respectively. At June 30, 2023 and December 31, 2022, the Company received cash collateral of $8.9 million and $8.5 million from a counterparty for these derivatives, respectively.
The Company also may enter into risk participation agreements with a financial institution counterparty for an interest rate derivative contract related to a loan in which the Company may be a participant or the agent bank. The risk participation agreement provides credit protection to the agent bank should the borrower fail to perform on its interest rate derivative contracts with the agent bank. The Company manages its credit risk on the risk participation agreement by monitoring the creditworthiness of the borrower, which is based on the same credit review process as though the Company had entered into the derivative instruments directly with the borrower. The notional amount of such risk participation agreement reflects the Company’s pro-rata share of the derivative instrument, consistent with its share of the related participated loan. At June 30, 2023 and December 31, 2022, the Company had risk participation agreements with sold protection with a notional value of $32.3 million and $29.0 million, respectively. In addition, the Company had a risk participation with purchased protection with a notional value of $4.9 million at both June 30, 2023 and December 31, 2022. The Company did not enter into any risk participation agreements during the three and six months ended June 30, 2023 compared to one new risk participation agreement with purchased protection during the three and six months ended June 30, 2022. There was no upfront fee on the new risk participation during the three and six months ended June 30, 2022.
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

The following table summarizes the fair value of the Company's derivative instruments at June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - balance sheet hedge	$75,000	Other assets	$1,389	n/a	Not applicable	n/a
Interest rate swaps - balance sheet hedge	$100,000	Other liabilities	$(970)	$100,000	Other liabilities	$(973)
Total derivatives designated as hedging instruments			$419			$(973)

Derivatives not designated as hedging instruments:
Interest rate swaps	$134,230	Other assets	$10,299	$128,385	Other assets	$10,437
Interest rate swaps	134,230	Other liabilities	(10,211)	128,385	Other liabilities	(10,262)
Purchased options – rate cap	5,955	Other assets	21	6,000	Other assets	29
Written options – rate cap	5,955	Other liabilities	(21)	6,000	Other liabilities	(29)
Risk participations - sold credit protection	32,312	Other liabilities	(72)	29,019	Other liabilities	(69)
Risk participations - purchased credit protection	4,890	Other assets	14	4,941	Other assets	16
Interest rate lock commitments with customers	2,197	Other assets	67	1,356	Other assets	35
Forward sale commitments	270	Other assets	2	3,483	Other assets	140
Total derivatives not designated as hedging instruments			$99			$297
The following tables summarize the effect of the Company's derivative financial instruments on OCI and net income for the three and six months ended June 30, 2023 and 2022:

	Amount of Loss Recognized in OCI on Derivative		Amount of Gain Recognized in OCI on Derivative
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Derivatives in cash flow hedging relationships:
Interest rate products	$1,073	$—	$1,392	$—
Total	$1,073	$—	$1,392	$—

	Amount of Loss Reclassified from AOCI into Income		Amount of Loss Reclassified from AOCI into Income		Location of Loss Recognized from AOCI into Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Derivatives in cash flow hedging relationships:
Interest rate products	$—	$—	$—	$—	Interest income
Total	$—	$—	$—	$—

	Amount of Gain (Loss) Recognized in Income		Amount of (Loss) Gain Recognized in Income		Location of Gain (Loss) Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Derivatives not designated as hedging instruments:
Interest rate products	$40	$93	$(119)	$130	Other operating expenses
Risk participation agreements	37	28	27	30	Other operating expenses
Interest rate lock commitments with customers	10	(114)	32	(167)	Mortgage banking activities
Forward sale commitments	(7)	331	(139)	631	Mortgage banking activities
Total	$80	$338	$(199)	$624

The following table is a summary of components for interest rate swaps designated as hedging instruments at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Weighted average pay rate	5.07%	3.81%
Weighted average receive rate	3.67%	3.81%
Weighted average maturity in years	2.4	1.2

NOTE 8. SHORT-TERM BORROWINGS
The Company has short-term borrowing capability from the FHLB, federal funds purchased and the FRB discount window. The following table summarizes these short-term borrowings at June 30, 2023 and December 31, 2022, and for the six and twelve months then ended:

	June 30, 2023	December 31, 2022
Balance at period-end	$95,500	$104,684
Weighted average interest rate during the period	5.38%	4.45%
Average balance during the period	$87,005	$13,846
Average interest rate during the period	5.20%	3.97%
Maximum month-end balance during the period	$120,984	$104,684

NOTE 9. LONG-TERM DEBT
The following table presents components of the Company’s long-term debt at June 30, 2023 and December 31, 2022:

	Amount		Weighted Average Rate
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
FHLB fixed rate advances maturing:
2025	$15,000	$—	4.57%	—%
2028	25,000	—	3.98%	—%
	40,000	—	4.20%	—%
Total FHLB amortizing advance requiring monthly principal and interest payments, maturing:
2025	1,227	1,455	4.74%	4.74%
Total FHLB Advances	$41,227	$1,455	4.22%	4.74%
The Bank is a member of the FHLB of Pittsburgh and has access to the FHLB program of overnight and term advances. Under terms of a blanket collateral agreement for advances, lines and letters of credit from the FHLB, collateral for all outstanding advances, lines and letters of credit consisted of 1-4 family mortgage loans and other real estate secured loans totaling $1.1 billion at June 30, 2023. The Bank had additional availability of $943.5 million at the FHLB on June 30, 2023 based on its qualifying collateral, net of short-term borrowings and long-term debt detailed above and non-deposit letters of credit totaling $609 thousand at June 30, 2023.
At June 30, 2023 and December 31, 2022, the Bank had availability under FHLB lines totaling $75.0 million and $45.3 million, respectively.
The Bank has available unsecured lines of credit, with interest based on the daily Federal Funds rate, with two correspondent banks totaling $30.0 million, at June 30, 2023 and December 31, 2022. There were no borrowings under these lines of credit at June 30, 2023 and December 31, 2022.

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
On January 1, 2023, the Company adopted ASU No. 2016-13, which replaced the existing incurred loss model for recognizing credit losses with an expected loss model referred to as the CECL model, and resulted in a reduction to opening retained earnings, net of income tax, and an increase to the allowance for credit losses for loans of approximately $2.4 million and allowance for credit losses for off-balance sheet exposures of $100 thousand, which combined totals $2.5 million. The federal bank regulatory agencies issued a rule, which provided for the option to elect a three-year transition provision of the day-one impact of the CECL model beginning with regulatory capital at March 31, 2023. The Company elected the three-year phase in option.
The consolidated asset limit on small bank holding companies is $3.0 billion and a company with assets under that limit is not subject to the FRB consolidated capital rules, but may file reports that include capital amounts and ratios. The Company has elected to file those reports prior to exceeding the asset threshold.
The Company and the Bank met all capital adequacy requirements to which they are subject at June 30, 2023 and December 31, 2022.
Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's classification.

The following table presents capital amounts and ratios at June 30, 2023 and December 31, 2022:

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023
Total risk-based capital:
Orrstown Financial Services, Inc.	$319,171	13.0%	$257,851	10.5%	n/a	n/a
Orrstown Bank	307,371	12.5%	257,781	10.5%	$245,506	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	258,905	10.5%	208,736	8.5%	n/a	n/a
Orrstown Bank	279,163	11.4%	208,680	8.5%	196,405	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	258,905	10.5%	171,900	7.0%	n/a	n/a
Orrstown Bank	279,163	11.4%	171,854	7.0%	159,579	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	258,905	8.6%	120,409	4.0%	n/a	n/a
Orrstown Bank	279,163	9.3%	120,418	4.0%	150,523	5.0%
December 31, 2022
Total risk-based capital:
Orrstown Financial Services, Inc.	$304,589	12.7%	$250,939	10.5%	n/a	n/a
Orrstown Bank	292,933	12.3%	250,566	10.5%	$238,634	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	245,752	10.3%	203,141	8.5%	n/a	n/a
Orrstown Bank	266,122	11.2%	202,839	8.5%	190,907	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	245,752	10.3%	167,293	7.0%	n/a	n/a
Orrstown Bank	266,122	11.2%	167,044	7.0%	155,112	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	245,752	8.5%	116,325	4.0%	n/a	n/a
Orrstown Bank	266,122	9.2%	116,219	4.0%	145,273	5.0%
The Company maintains a stockholder dividend reinvestment and stock purchase plan. Under the plan, shareholders may purchase additional shares of the Company’s common stock at the prevailing market prices with reinvested dividends and voluntary cash payments. The Company reserved 1,045,000 shares of its common stock to be issued under the dividend reinvestment and stock purchase plan. At June 30, 2023, approximately 665,000 shares were available to be issued under the plan.
In September 2015, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company could repurchase up to 416,000 shares of the Company's outstanding shares of common stock, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act, as amended. On April 19, 2021, the Board of Directors authorized the additional repurchase of up to 562,000 shares of its outstanding common stock for a total of 978,000 shares. When and if appropriate, repurchases may be made in the open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. For the three months ended June 30, 2023, the Company repurchased 76,330 shares of its common stock at an average price of $18.40 per share. At June 30, 2023, 949,533 shares had been repurchased at a total cost of $21.2 million, or $22.36 per share. Common stock available for future repurchase totals 28,467 shares, or 0.3%, of the Company's outstanding common stock at June 30, 2023.
On July 25, 2023, the Board of Directors declared a cash dividend of $0.20 per common share, which will be paid on August 15, 2023 to shareholders of record at August 8, 2023.

NOTE 11. EARNINGS PER SHARE
The following table presents earnings per share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(shares presented in the table are in thousands)	2023	2022	2023	2022
Net income	$9,838	$8,871	$18,994	$17,239
Weighted average shares outstanding - basic	10,336	10,610	10,360	10,735
Dilutive effect of share-based compensation	85	134	98	140
Weighted average shares outstanding - diluted	10,421	10,744	10,458	10,875
Per share information:
Basic earnings per share	$0.95	$0.84	$1.83	$1.61
Diluted earnings per share	0.94	0.83	1.82	1.59
For the three and six months ended June 30, 2023, there were average outstanding restricted award shares totaling 14,268 and 9,891, respectively, compared to 4,433 and 58,328 for the three and six months ended June 30, 2022, respectively, excluded from the computation of earnings per share because the effect was antidilutive, as the grant price exceeded the average market price. The dilutive effect of share-based compensation in each period above relates principally to restricted stock awards.

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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The following table presents these contractual, or notional, amounts at June 30, 2023 and December 31, 2022.

	Contractual or Notional Amount
	June 30, 2023	December 31, 2022
Commitments to fund:
Home equity lines of credit	$315,521	$296,213
1-4 family residential construction loans	47,852	49,538
Commercial real estate, construction and land development loans	130,749	156,560
Commercial, industrial and other loans	362,021	338,286
Standby letters of credit	24,669	23,229
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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. The Company holds collateral supporting those commitments when deemed necessary by management. The liability at June 30, 2023 and December 31, 2022 for guarantees under standby letters of credit issued was not considered to be material.

The Company maintains a reserve on its off-balance sheet credit exposures, which totaled approximately $1.7 million and $1.6 million at June 30, 2023 and December 31, 2022, respectively, and is recorded in other liabilities on the unaudited condensed consolidated balance sheets. On January 1, 2023, the Company adopted CECL and recorded a day-one adjustment, which increased the allowance for credit losses for off-balance sheet credit exposures by $100 thousand. The reserve is based on management's estimate of expected losses in its off-balance sheet credit exposures. The reserve specific to unfunded loan commitments is determined by applying utilization assumptions based on historical experience and applying the expected loss rates by loan class. Following adoption of CECL, the change in the reserve for off-balance sheet credit exposures is recorded as a provision or reduction to expense through the provision for credit losses in the consolidated statements of income. The Company did not record expense or a reduction to provision for credit losses for the three and six months ended June 30, 2023. Prior to January 1, 2023, the Company maintained the reserve based on historical loss experience of the related loan class and utilization assumptions, for off-balance sheet credit exposures that currently are not funded. For the three and six months ended June 30, 2022, the Company recorded provision expense of zero and $28 thousand, respectively, to other non-interest expense in the unaudited condensed consolidated statements of income associated with its reserve for off-balance sheet credit exposures.

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
The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
June 30, 2023
Financial Assets
Investment securities:
U.S. Treasury securities	$17,373	$—	$—	$17,373
U.S. Government Agencies	—	4,587	—	4,587
States and political subdivisions	—	195,562	6,019	201,581
GSE residential MBSs	—	58,332	—	58,332
GSE commercial MBSs	—	5,639	—	5,639
GSE residential CMOs	—	65,335	—	65,335
Non-agency CMOs	—	18,378	21,975	40,353
Asset-backed	—	115,294	—	115,294
Other	118	—	—	118
Loans held for sale	—	6,450	—	6,450
Derivatives	—	11,723	67	11,790
Totals	$17,491	$481,300	$28,061	$526,852
Financial Liabilities
Derivatives	$—	$11,274	$—	$11,274

December 31, 2022
Financial Assets
Investment securities:
U.S. Treasury securities	$17,291	$—	$—	$17,291
U.S. Government Agencies	—	5,135	—	5,135
States and political subdivisions	—	191,488	5,926	197,414
GSE residential MBSs	—	59,402	—	59,402
GSE residential CMOs	—	68,378	—	68,378
Non-agency CMOs	—	18,491	21,267	39,758
Asset-backed	—	125,973	—	125,973
Other	377	—	—	377
Loans held for sale	—	10,880	—	10,880
Derivatives	—	10,482	35	10,517
Totals	$17,668	$490,229	$27,228	$535,125
Financial Liabilities
Derivatives	$—	$11,333	$—	$11,333
The Company had one municipal bond and three CMOs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at both June 30, 2023 and December 31, 2022 compared to one municipal bond and one CMO at June 30, 2022. The Level 3 valuation is based on a non-executable broker quote, which is considered a significant unobservable input. Such quotes are updated as available and may remain constant for a period of time for certain broker-quoted securities that do not move with the market or that are not interest rate sensitive as a result of their structure or overall attributes.
The Company’s residential mortgage LHFS are recorded at fair value utilizing Level 2 measurements. This fair value measurement is determined based upon third party quotes obtained on similar loans. For loans held-for-sale, for which the fair value option has been elected, the aggregate fair value declined below the aggregate principal balance by $1.0 million and $1.2 million as of June 30, 2023, and December 31, 2022, respectively.

The determination of the fair value of interest rate lock commitments on residential mortgages is based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The average pull through percentage, which is based upon historical experience, was 92% as of June 30, 2023. An increase or decrease of 5% in the pull through assumption would result in a positive or negative change of $3 thousand in the fair value of interest rate lock commitments at June 30, 2023.
The following provides details of the Level 3 fair value measurement activity for the periods ended June 30, 2023 and 2022:
Investment securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$28,190	$18,634	$27,193	$23,147
Unrealized (losses) gains included in OCI	(84)	(220)	136	(1,580)
Purchases	—	—	871	—
Net discount accretion (premium amortization)	10	(5)	23	66
Principal payments and other	(122)	—	(229)	—
Sales	—	—	—	(3,053)
Calls	—	(12,154)	—	(12,154)
OTTI	—	—	—	(171)
Balance, end of period	$27,994	$6,255	$27,994	$6,255

Interest rate lock commitments on residential mortgages:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$57	$300	$35	$353
Total gains (losses) included in earnings	10	(114)	32	(167)
Balance, end of period	$67	$186	$67	$186
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

Changes in the fair value of individually evaluated loans still held and considered in the determination of the provision for credit losses were $285 thousand and $510 thousand for the three and six months ended June 30, 2023, respectively, compared to zero and $(40) thousand for the three and six months ended June 30, 2022, respectively.
Foreclosed Real Estate
OREO property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, OREO is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. Subsequent declines in the fair value are recorded through a valuation allowance with a charge to the consolidated statement of income. An increase in the fair value of the property may be recognized up to the cost basis of the OREO. During the three months ended June 30, 2023, the Company sold the property previously included in OREO. At June 30, 2023 and December 31, 2022, the Company had no OREO.
Mortgage Servicing Rights
MSRs are evaluated for impairment by comparing the carrying value to the fair value, which is determined through a discounted cash flow valuation. To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment. Fair value adjustments on the MSRs only occurs if there is an impairment charge. At June 30, 2023 and December 31, 2022, the MSR impairment reserve was zero for both periods. For the three months ended June 30, 2023 and 2022, impairment valuation allowance reversals of zero and $32 thousand were included, respectively, in mortgage banking activities on the unaudited condensed consolidated statements of income. The reversal in the three and six months ended June 30, 2022 was due to increases in market rates, which increased the MSR fair value.

The following table summarizes assets measured at fair value on a nonrecurring basis at June 30, 2023 and December 31, 2022:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
June 30, 2023
Individually Evaluated Loans
Commercial real estate:
Owner occupied	$—	$—	$103	$103
Non-owner occupied residential	—	—	49	49
Commercial and industrial	—	—	171	171
Residential mortgage:
First lien	—	—	230	230
Home equity - lines of credit	—	—	67	67
Total individually evaluated loans	$—	$—	$620	$620

Mortgage servicing rights	$—	$—	$—	$—

December 31, 2022
Impaired Loans
Commercial real estate:
Owner occupied	$—	$—	$116	$116
Non-owner occupied residential	—	—	9	9
Residential mortgage:
First lien	—	—	309	309
Home equity - lines of credit	—	—	86	86
Total impaired loans	$—	$—	$520	$520

Mortgage servicing rights	$—	$—	$—	$—
The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
June 30, 2023
Individually evaluated loans	$620	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 25% discount
			- Management adjustments for liquidation expenses	6.08% - 19.23% discount

December 31, 2022
Impaired loans	$520	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 25% discount
			- Management adjustments for liquidation expenses	6.08% - 17.93% discount

Fair values of financial instruments
GAAP requires disclosure of the fair value of financial assets and liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents carrying amounts and estimated fair values of the financial assets and liabilities at June 30, 2023 and December 31, 2022:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2023
Financial Assets
Cash and due from banks	$31,855	$31,855	$31,855	$—	$—
Interest-bearing deposits with banks	44,463	44,463	44,463	—	—
Restricted investments in bank stock	12,602	n/a	n/a	n/a	n/a
Investment securities	508,612	508,612	17,491	463,127	27,994
Loans held for sale	6,450	6,450	—	6,450	—
Loans, net of allowance for credit losses	2,206,034	2,052,891	—	—	2,052,891
Derivatives	11,790	11,790	—	11,723	67
Accrued interest receivable	11,773	11,773	—	4,737	7,036
Financial Liabilities
Deposits	2,522,861	2,519,072	—	2,519,072	—
Deposits held for assumption in connection with sale of bank branches	—	—	—	—	—
Securities sold under agreements to repurchase and federal funds purchased	15,502	15,502	—	15,502	—
FHLB advances and other borrowings	136,727	136,258	—	136,258	—
Subordinated notes	32,059	28,915	—	28,915	—
Derivatives	11,274	11,274	—	11,274	—
Accrued interest payable	1,032	1,032	—	1,032	—
Off-balance sheet instruments	—	—	—	—	—

December 31, 2022
Financial Assets
Cash and due from banks	$28,477	$28,477	$28,477	$—	$—
Interest-bearing deposits with banks	32,346	32,346	32,346	—	—
Restricted investments in bank stock	10,642	n/a	n/a	n/a	n/a
Investment securities	513,728	513,728	17,668	468,867	27,193
Loans held for sale	10,880	10,880	—	10,880	—
Loans, net of allowance for loan losses	2,126,054	1,991,164	—	—	1,991,164
Derivatives	10,517	10,517	—	10,482	35
Accrued interest receivable	11,027	11,027	—	4,441	6,586
Financial Liabilities
Deposits	2,444,939	2,440,660	—	2,440,660	—
Deposits held for assumption in connection with sale of bank branches	31,307	29,429	—	29,429	—
Securities sold under agreements to repurchase	17,251	17,251	—	17,251	—
FHLB advances and other borrowings	106,139	106,141	—	106,141	—
Subordinated notes	32,026	31,321	—	31,321	—
Derivatives	11,333	11,333	—	11,333	—
Accrued interest payable	457	457	—	457	—
Off-balance sheet instruments	—	—	—	—	—
In accordance with the Company's adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the methods utilized to measure the fair value of financial instruments at June 30, 2023 and December 31, 2022 represent an approximation of exit price; however, an actual exit price may differ. At December 31, 2022, deposits held for assumption in connection with the sale of bank branches includes the balance from the Purchase and Assumption Agreement entered into by the Company and announced on December 23, 2022. This agreement provided for the sale of a branch and associated deposit liabilities at an agreed upon premium of 6.0% of the financial deposit balance transferred. The Company completed the sale of the subject branch on May 12, 2023.

NOTE 14. CONTINGENCIES
The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. Except as described below, in the opinion of management, there are no legal proceedings that might have a material effect on the results of operations, liquidity, or the financial position of the Company at this time.
After years of litigation, on December 7, 2022, the Company entered into a Stipulation and Agreement of Settlement (the "Settlement") to settle the putative class action lawsuit filed by the Southeastern Pennsylvania Transportation Authority (“SEPTA”) in the U.S. District Court for the Middle District of Pennsylvania (the “Court”) against the Company, the Bank, certain current and former officers and directors of the Company and the Bank, the Company's former independent registered public accounting firm and the underwriters of the Company's March 2010 public offering of common stock asserting claims under the Federal securities laws. The Stipulation provided for a payment to the plaintiffs of $15.0 million, to which the Company contributed $13.0 million, a mutual release of claims against all parties, and a stipulation that the lawsuit would be dismissed with prejudice. On May 19, 2023, the Court issued an order which, among other things, gave final approval to the Stipulation and dismissed the lawsuit and all related claims with prejudice. The appeal period for this order expired on June 20, 2023, without any appeals having been filed.
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
Overview
The Company, headquartered in Shippensburg, Pennsylvania, is a one-bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiary, the Bank. At June 30, 2023, the Company had total assets of $3.0 billion, total liabilities of $2.8 billion and total shareholders’ equity of $245.6 million.
Cautionary Note About Forward-Looking Statements
Certain statements appearing herein, which are not historical in nature, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications, from time to time, that contain such statements. Such forward-looking statements reflect the current views of the Company's management with respect to, among other things, future events and the Company's financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “will,” “expect,” “estimate,” “anticipate” or similar terms, or the negative variations of those words or other comparable words of a future or forward-looking nature. Forward-looking statements are statements that include projections, predictions, expectations, estimates or beliefs about events or results or otherwise are not statements of historical facts, many of which, by their nature, are inherently uncertain and beyond the Company's control, and include, but are not limited to, statements related to new business development, new loan opportunities, growth in the balance sheet and fee-based revenue lines of business, merger and acquisition activity, cost savings initiatives, reducing risk assets, and mitigating losses in the future. Accordingly, the Company cautions you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements and there can be no assurances that the Company will achieve the desired level of new business development and new loans, growth in the balance sheet and fee-based revenue lines of business, successful merger and acquisition activity, cost savings initiatives, continue to reduce risk assets or mitigate losses in the future. Factors that could cause actual results to differ from those expressed or implied by the forward-looking statements include, but are not limited to, the following: ineffectiveness of the Company’s strategic growth plan due to changes in current or future market conditions; the effects of competition and how it may impact our community banking model, including industry consolidation and development of competing financial products and services; the integration of the Company's strategic acquisitions; the inability to fully achieve expected savings, efficiencies or synergies from mergers and acquisitions, or taking longer than estimated for such savings, efficiencies and synergies to be realized; changes in laws and regulations; interest rate movements; changes in credit quality; inability to raise capital, if necessary, under favorable conditions; volatility in the securities markets; the demand for our products and services; deteriorating economic conditions; geopolitical tensions; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; expenses associated with pending litigation and legal proceedings; a continuation of the recent disruption in the banking industry and responsive measures to manage it; and other risks and uncertainties, including those detailed in our Annual Report on Form 10-K for the year ended December 31, 2022, and our Quarterly Reports on Form 10-Q under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other filings made with the SEC. The statements are valid only as of the date hereof and we disclaim any obligation to update this information.
Economic Climate, Inflation and Interest Rates
Preliminary real GDP for the second quarter of 2023 reflected an annualized increase of 2.4%, which is an improvement from 2.0% during the first quarter of 2023 and annualized decrease of 0.6% during the second quarter of 2022. The second quarter of 2023 reflected increases in consumer spending within various services and goods; nonresidential fixed investments in structures, equipment and intellectual property; and government spending due to increases in compensation and investment in structures, partially offset by decreases in exports and residential fixed investment. The decrease in the second quarter of 2022 was caused by decreases in private inventory investment, which includes retail trade on motor vehicles and general merchandise stores, and government spending, partially offset by increases in personal consumption, primarily within healthcare, travel, food services and accommodations. Fluctuations in real GDP in recent periods, due to inflation, credit conditions, supply chain challenges and geopolitical tensions, continues to create uncertainty in the current economic environment. The personal consumption expenditures ("PCE") price index increased by 3.0% in the second quarter of 2023, compared to an increase of 4.1% for the final estimate in the first quarter of 2023. Excluding food and energy prices, the PCE price index increased by 4.2% in the second quarter of 2023 compared to 4.6% in the first quarter of 2023, which factors may be a signal that inflation pressures are starting to ease.
The national unemployment rate increased slightly to 3.6% in June 2023 compared to 3.5% at March 2023, and was unchanged at 3.6% in March 2022. However, within the Company's geographic footprint, the unemployment rate has decreased considerably in Pennsylvania from 4.3% at June 2022 to 3.8% at June 2023, and decreased in Maryland from 3.2% at June 2022 to 2.0% in June 2023. These decreases in state-wide unemployment rates are consistent with those experienced by the counties in which the Company operates branches and other corporate offices. There continued to be notable job gains nationally in healthcare, leisure and hospitality, professional and business services and government during the second quarter of 2023.
At June 30, 2023, the 10-year Treasury bond yield was 3.81%. Although it has declined modestly from 3.83% at December 31, 2022, it remains elevated due to inflationary pressures. The 10-year Treasury bond yield was 2.98% at June 30, 2022. In an attempt to combat the impact of inflation, the rising consumer price index, supply chain disruptions, the state of the labor market and geopolitical tensions, the Federal Reserve Open Markets Committee ("FOMC") approved increases to the Fed Funds rate totaling 550 basis points since March 2022 through the date of this report.
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
Recent Banking Industry Developments
Beginning in March 2023, the banking industry experienced disruption from the failures of multiple regional U.S. banking institutions, each due to unique circumstances related to risk management of liquidity, interest, and capital and associated stress on deposits and unrealized losses on investment securities. These events have led to a decline of confidence in the banking industry and overall economic uncertainty, which will likely increase regulatory oversight and policymaking and also increase competition and pricing on deposits. Although the Company was not materially impacted by these events during the three and six months ended June 30, 2023, the Company has continued to assess its funding sources and analyze its liquidity position, interest rate sensitivity and capital adequacy, while also monitoring the ongoing events and volatility in the banking industry.

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

RESULTS OF OPERATIONS
Three months ended June 30, 2023 compared with three months ended June 30, 2022
Summary
Net income totaled $9.8 million for the three months ended June 30, 2023 compared to $8.9 million for the same period in 2022. Diluted earnings per share for the three months ended June 30, 2023 totaled $0.94 compared to $0.83 for the three months ended June 30, 2022.
Net interest income totaled $26.4 million for the three months ended June 30, 2023 compared to $24.1 million for the three months ended June 30, 2022, reflecting the deployment of cash into higher yielding commercial loans and investment securities and the impact of rising interest rates on interest-earning asset yields, partially offset by the impact of an increase in cost of funds and an increase in interest-bearing liabilities. Interest income recognized on SBA PPP loans totaled $66 thousand for the three months ended June 30, 2023 compared to $1.9 million for the three months ended June 30, 2022.
The Bank continues to experience relatively low levels of net charge-offs and non-performing loans despite continued economic uncertainty. The provision for credit losses on loans totaled $399 thousand and $1.8 million for the three months ended June 30, 2023 and 2022, respectively. During the first quarter of 2023, the Company adopted the new accounting standard for CECL, which resulted in the change from the incurred loss model based on historical loss experience to the expected loss model, and reflects the expected credit losses over the expected life of financial assets and commitments.
Noninterest income totaled $7.2 million for both the three months ended June 30, 2023 and 2022. Although the total balance for noninterest income was unchanged, other income increased by $972 thousand primarily due to the impact from the sale of the Path Valley branch, which was partially offset by decreases in swap fee income of $589 thousand and mortgage banking activities of $386 thousand compared to the same period in the prior year.
Noninterest expenses totaled $20.7 million for the three months ended June 30, 2023 compared to $18.8 million for the three months ended June 30, 2022. The increase of $1.9 million is primarily due to an increase in salaries and employee benefits expense of $1.7 million.
Net Interest Income
Net interest income increased by $2.3 million from $24.1 million for the three months ended June 30, 2022 to $26.4 million for the three months ended June 30, 2023. Interest income on loans increased by $9.2 million, from $22.0 million to $31.2 million, and interest income on investment securities increased by $2.2 million, from $3.1 million to $5.3 million, compared to the same period in the prior year. Total interest expense increased by $9.3 million from $1.2 million for the three months ended June 30, 2022 to $10.5 million for the three months ended June 30, 2023. Interest expense on deposits increased by $7.9 million from $701 thousand for the three months ended June 30, 2022 to $8.6 million for the three months ended June 30, 2023, and interest expense on borrowings increased by $1.4 million from $531 thousand from three months ended June 30, 2022 to $1.9 million for the three months ended June 30, 2023.

The following table presents net interest income, net interest spread and net interest margin for the three months ended June 30, 2023 and 2022 on a taxable-equivalent basis:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$37,895	$418	4.42%	$131,449	$235	0.72%
Investment securities (1)	526,225	5,510	4.19	523,940	3,388	2.59
Loans (1)(2)(3)	2,233,312	31,329	5.63	2,008,283	22,090	4.41
Total interest-earning assets	2,797,432	37,257	5.34	2,663,672	25,713	3.87
Other assets	191,983			192,561
Total assets	$2,989,415			$2,856,233
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$1,511,468	6,273	1.66	$1,420,051	301	0.09
Savings deposits	204,584	135	0.26	236,916	63	0.11
Time deposits	326,034	2,200	2.71	275,408	337	0.49
Total interest-bearing deposits	2,042,086	8,608	1.69	1,932,375	701	0.15
Securities sold under agreements to repurchase and federal funds purchased	13,685	28	0.82	24,045	7	0.11
FHLB advances and other borrowings	132,094	1,386	4.21	1,741	21	4.74
Subordinated notes	32,049	504	6.29	31,985	503	6.29
Total interest-bearing liabilities	2,219,914	10,526	1.90	1,990,146	1,232	0.25
Noninterest-bearing demand deposits	476,123			572,171
Other liabilities	50,851			47,190
Total liabilities	2,746,888			2,609,507
Shareholders’ equity	242,527			246,726
Total liabilities and shareholders' equity	$2,989,415			$2,856,233
Taxable-equivalent net interest income /net interest spread		26,731	3.44%		24,481	3.62%
Taxable-equivalent net interest margin			3.83%			3.68%
Taxable-equivalent adjustment		(356)			(363)
Net interest income		$26,375			$24,118

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balances include nonaccrual loans.
(3)	Interest income on loans includes prepayment and late fees, where applicable.
Net interest income on a taxable-equivalent basis increased by $2.2 million to $26.7 million for the three months ended June 30, 2023 from $24.5 million for the three months ended June 30, 2022. The Company's net interest spread decreased by 18 basis points to 3.44% for the three months ended June 30, 2023 compared to 3.62% for the three months ended June 30, 2022.
Taxable-equivalent net interest margin increased by 15 basis points to 3.83% for the three months ended June 30, 2023 from 3.68% for the three months ended June 30, 2022. The taxable-equivalent yield on interest-earning assets increased by 147 basis points from 3.87% for the three months ended June 30, 2022 to 5.34% for the three months ended June 30, 2023, reflecting the benefit of both the deployment of cash into higher yielding loans and investment securities and the impact of rising interest rates on these interest-earning assets. This increase in yield was partially offset by the increase of 165 basis points in the cost of interest-bearing liabilities between these same periods due to increased funding costs from higher market interest rates, competitive pressures and an increase in higher cost borrowings.

Average loans increased by $225.0 million to $2.2 billion for the three months ended June 30, 2023 compared to $2.0 billion for the three months ended June 30, 2022. The increase in average loans was due to loan production, partially offset by the impact of SBA PPP loan forgiveness activity. Average investment securities increased by $2.3 million from $523.9 million for the three months ended June 30, 2022 to $526.2 million for the same period in 2023 primarily due to investment purchases, partially offset by paydowns. Average interest-bearing liabilities increased by $229.8 million to $2.2 billion for the three months ended June 30, 2023 from $2.0 billion for the three months ended June 30, 2022. The competition for deposits increased in the latter part of 2022 and into the first half of 2023, which was coupled with clients utilizing their funds at a higher frequency. Therefore, additional liquidity was needed to meet the credit demands of clients, which resulted in an increase in average borrowings.
The yield on loans increased by 122 basis points to 5.63% for the three months ended June 30, 2023 compared to 4.41% for the three months ended June 30, 2022. Taxable-equivalent interest income earned on loans increased by $9.2 million year-over-year due to an increase in the average balance of commercial loans, excluding SBA PPP loan forgiveness activity, home equity loans and residential mortgages and from the impact of the rising interest rate environment. The increase in interest income from loan growth and higher interest rates was partially offset by the decrease of $1.8 million in interest income from SBA PPP loans due to a significantly lower amount of forgiveness activity during the three months ended June 30, 2023 compared to the same period in 2022.
The average balance of commercial loans, excluding SBA PPP loan forgiveness activity, increased by $244.3 million from $1.5 billion for the three months ended June 30, 2022 to $1.8 billion for the three months ended June 30, 2023. SBA PPP loans, net of deferred fees and costs, averaged $72.5 million for the three months ended June 30, 2022 compared to $9.1 million for the three months ended June 30, 2023. This decrease was due to forgiveness of SBA PPP loans. Average residential mortgage loans increased by $33.9 million from $203.8 million during the three months ended June 30, 2022 to $237.7 million during the three months ended June 30, 2023 due primarily to jumbo and adjustable-rate mortgage loans originated for the portfolio. Average home equity loans increased by $16.7 million from $171.4 million for the three months ended June 30, 2022 to $188.1 million for the three months ended June 30, 2023. Average installment and other consumer loans decreased by $6.6 million from $26.9 million for the three months ended June 30, 2022 to $20.3 million for the three months ended June 30, 2023.
For the three months ended June 30, 2023, interest income on loans includes $66 thousand of interest and net deferred fee income associated with SBA PPP loans compared to $1.9 million of such interest and fee income for the three months ended June 30, 2022. Prepayment income on commercial loans decreased by $195 thousand from $398 thousand for the three months ended June 30, 2022 to $203 thousand for the three months ended June 30, 2023. Accretion of purchase accounting adjustments included in interest income was $215 thousand and $429 thousand for the three months ended June 30, 2023 and 2022, respectively. The decrease in accretion was partially due to a decline in accelerated accretion from acquired loan payoffs or significant payments. The three months ended June 30, 2023 and 2022 included $80 thousand and $323 thousand, respectively, of accelerated accretion.
Interest income on investment securities on a tax-equivalent basis increased by $2.1 million to $5.5 million for the three months ended June 30, 2023 from $3.4 million for the three months ended June 30, 2022, with the taxable equivalent yield increasing from 2.59% for the three months ended June 30, 2022 to 4.19% for the three months ended June 30, 2023. The increase of 160 basis points reflected the higher interest rate environment since March 2022 and the impact of investment security purchases at higher yields. The average balance of investment securities increased by $2.3 million to $526.2 million for the three months ended June 30, 2023 from $523.9 million for the three months ended June 30, 2022. There were no investment security sales during the three months ended June 30, 2023.
The average balance of federal funds sold and interest-bearing bank balances decreased by $93.5 million from $131.4 million for the three months ended June 30, 2022 to $37.9 million for the same period in 2023 due primarily to the deployment of cash into loans and investment securities. However, the related interest income on a tax-equivalent basis increased by $183 thousand to $418 thousand for the three months ended June 30, 2023 from $235 thousand for the three months ended June 30, 2022. This increase was the result of multiple Federal Funds rate increases by the FOMC since March 2022.
Interest expense on interest-bearing liabilities increased by $9.3 million year-over-year due to the increase in the cost of interest-bearing liabilities by 165 basis points from 0.25% for the three months ended June 30, 2022 to 1.90% for the three months ended June 30, 2023, as funding costs increased from higher market interest rates, competitive pressures and an increase in higher cost borrowings. During the second quarter of 2023, average interest-bearing demand deposits increased by $91.4 million and average time deposits increased by $50.6 million as clients sought higher-yielding products during the rising interest rate environment.
Interest expense on borrowings increased by $1.4 million to $1.9 million for the three months ended June 30, 2023 from $531 thousand for the three months ended June 30, 2022, as the cost of borrowings increased by 65 basis points to 4.32% for the three months ended June 30, 2023 from 3.67% for the three months ended June 30, 2022. Average borrowings increased by $120.0 million from $57.8 million for the three months ended June 30, 2022 to $177.8 million for the three months ended June 30, 2023, as the Bank opted to borrow funds to provide additional liquidity to meet the credit needs of its clients.
Provision for Credit Losses
The Company recorded a provision for credit losses of $399 thousand for the three months ended June 30, 2023 compared to $1.8 million for the same period in 2022. On January 1, 2023, the Company adopted the new accounting standard, referred to as CECL, which transitioned from the incurred loss model based on historical loss experience and economic and market conditions to the expected loss model. The CECL standard reflects expected credit losses over the expected life of the financial assets and commitments, primarily based on the DCF methodology for the majority of the loan segments, which applies the probability of default and loss given default factors to future cash flows, and adjusts to the net present value to derive the required reserve. Macroeconomic conditions are incorporated into the model for unemployment and gross domestic product, in addition to model assumptions for discount rate and prepayment and curtailment speeds.
For the three months ended June 30, 2023, the provision for credit losses was driven by the increase of $20.3 million in commercial loans, excluding SBA PPP loan forgiveness activity, and an increase in the Delinquency and Classified Loan Trends qualitative factor for the commercial & industrial and owner-occupied commercial real estate loan classes. The change in this qualitative factor was based on a recent trend of increases in loans downgraded to the special mention risk rating. This resulted in an increase to the ACL of $461 thousand. In addition, the provision for credit losses is impacted by the change in expected loss rates under CECL. Favorable published trends in unemployment and GDP rates impacted the extent of provisioning required in the second quarter of 2023. The ALL to total loan ratio increased from 1.15% at June 30, 2022 to an ACL to total loan ratio of 1.27% at June 30, 2023, which the increase is primarily due to the cumulative effect adjustment recorded in connect with the adoption of CECL. The provision expense recorded in the three months ended June 30, 2022 was due to commercial loan growth, excluding SBA PPP loan forgiveness activity, of $125.9 million.
Net charge-offs for the three months ended June 30, 2023 totaled $380 thousand, compared to net charge-offs of $4 thousand for the three months ended June 30, 2022. The increase in net charge-offs was due primarily to one commercial loan with a partial charge-off of $389 thousand. Nonaccrual loans were 0.94% of gross loans at June 30, 2023, compared with 0.27% of gross loans at June 30, 2022. Nonaccrual loans increased by $15.7 million from June 30, 2022 to June 30, 2023, primarily due to one commercial and land development construction-to-permanent ("CTP") loan with a current outstanding balance of $14.8 million being downgraded to substandard and placed on non-accrual status in the fourth quarter of 2022. While the loan had not been past due, management determined that it was appropriate to place the loan on non-accrual status due to other relevant factors. At this time, management believes that the value of the underlying collateral is sufficient to cover any potential losses on this loan. Management does not believe that this credit is indicative of overall stress in the loan portfolio. During the second quarter of 2023, the project underlying this CTP loan received its certificate of occupancy, which resulted in the recharacterization of the loan from commercial and land development to owner-occupied.
Additional information is included in the "Credit Risk Management" section herein.

Noninterest Income
The following table compares noninterest income for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		$ Change	% Change
	2023	2022	2023-2022	2023-2022
Service charges on deposit accounts	$984	$964	$20	2.1%
Interchange income	993	1,064	(71)	(6.7)%
Other service charges, commissions and fees	267	230	37	16.1%
Swap fee income	196	785	(589)	(75.0)%
Trust and investment management income	1,927	1,905	22	1.2%
Brokerage income	895	989	(94)	(9.5)%
Mortgage banking activities	112	498	(386)	(77.5)%
Income from life insurance	645	593	52	8.8%
Other income	1,141	169	972	575.1%
Investment securities losses	(2)	(3)	1	33.3%
Total noninterest income	$7,158	$7,194	$(36)	(0.5)%
Noninterest income decreased by $36 thousand between the three months ended June 30, 2023 and 2022. The following were significant factors in this decrease:
•Swap fee income, which will fluctuate based on market conditions and client demand, decreased $589 thousand.
•Brokerage income, which will fluctuate based on market conditions, decreased $94 thousand.
•Mortgage banking income decreased by $386 thousand due primarily to a decline in gains on sale of held-for-sale mortgages caused by market conditions, which included elevated interest rates compared to the prior year. The difficult mortgage market has caused a slowdown in residential mortgage loan production and a shift from conventional fixed-rate mortgages to adjustable-rate products, thereby causing corresponding reductions in the residential mortgage loan pipeline and secondary market sales year-over-year. Mortgage loans sold totaled $5.1 million in the second quarter of 2023 compared to $22.6 million in the second quarter of 2022. The increase in mortgage interest rates resulted in a decline to the fair value mark of the Bank's held-for-sale loans of $225 thousand from the three months ended June 30, 2022 to the three months ended June 30, 2023.
•Other income increased by $972 thousand due primarily to a gain of $1.2 million from the sale of the Bank's Path Valley branch.
•Other line items within noninterest income showed fluctuations attributable to normal business operations.

Noninterest Expenses
The following table compares noninterest expenses for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		$ Change	% Change
	2023	2022	2023-2022	2023-2022
Salaries and employee benefits	$13,054	$11,312	$1,742	15.4%
Occupancy	1,054	1,132	(78)	(6.9)%
Furniture and equipment	1,212	1,291	(79)	(6.1)%
Data processing	1,201	1,165	36	3.1%
Automated teller machine and interchange fees	308	318	(10)	(3.1)%
Advertising and bank promotions	919	881	38	4.3%
FDIC insurance	519	190	329	173.2%
Professional services	504	722	(218)	(30.2)%
Directors' compensation	221	230	(9)	(3.9)%
Taxes other than income	3	108	(105)	(97.2)%
Intangible asset amortization	239	281	(42)	(14.9)%
Other operating expenses	1,515	1,164	351	30.2%
Total noninterest expenses	$20,749	$18,794	$1,955	10.4%
Noninterest expense increased by $1.9 million from $18.8 million for the three months ended June 30, 2022 to $20.7 million for the three months ended June 30, 2023. The following were significant factors in this increase:
•Salaries and employee benefits expense increased by $1.7 million due primarily to staff additions that filled vacancies, merit increases, higher employee benefit costs from increased claims volume and employee severance costs.
•Occupancy expenses decreased by $78 thousand due partially to operating efficiencies from branch closures.
•FDIC insurance expense increased by $329 thousand due to increases in the assessment rate caused by an annualized two-basis point increase assessed by the FDIC to increase its deposit insurance fund, as well as growth in commercial loans and overall assets.
•Professional services expenses decreased by $218 thousand due to a reduction in consulting services.
•Taxes other than income decreased by $105 thousand due to a decrease in the Pennsylvania Bank Shares Tax expense, which was driven by a decrease in the Bank's total equity balance from the increase in unrealized losses on investment securities and charges in the third quarter of 2022 for a provision for legal settlement and restructuring expenses.
•Other operating expenses increased by $351 thousand due to increases in loan-related costs of $215 thousand, customer fraud losses of $64 thousand, and credit valuation adjustments on derivatives of $45 thousand.
•Other line items within noninterest expenses showed fluctuations attributable to normal business operations.

Income Tax Expense
Income tax expense totaled $2.5 million, an effective tax rate of 20.6%, for the three months ended June 30, 2023 compared with $1.9 million and an effective tax rate of 17.4% for the three months ended June 30, 2022. The Company’s effective tax rate is less than the 21% federal statutory rate due to tax-exempt income, including interest earned on tax-exempt loans and investment securities and income from life insurance policies, as well as tax credits, partially offset by disallowed interest expense and state income taxes. The increase in the effective tax rate from the three months ended June 30, 2022 to the three months ended June 30, 2023 was primarily due to an increase in projected taxable income for the 2023 fiscal year compared to the prior year, which was impacted by a portion of interest expense disallowed as a deduction against earnings under the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA").

Six months ended June 30, 2023 compared with six months ended June 30, 2022
Summary
Net income totaled $19.0 million for the six months ended June 30, 2023 compared to $17.2 million for the same period in 2022. Diluted earnings per share for the six months ended June 30, 2023 totaled $1.82 compared to $1.59 for the six months ended June 30, 2022.
Net interest income totaled $52.7 million for the six months ended June 30, 2023 compared to $46.7 million for the six months ended June 30, 2022, reflecting the deployment of cash into higher yielding commercial loans and investment securities and the impact of rising interest rates on interest-earning asset yields, partially offset by the impact of an increase in cost of funds and an increase in interest-bearing liabilities. Interest income recognized on SBA PPP loans totaled $147 thousand for the six months ended June 30, 2023 compared to $5.4 million for the six months ended June 30, 2022.
The Bank continues to experience relatively low levels of net charge-offs and non-performing loans despite continued economic uncertainty. The provision for credit losses on loans totaled $1.1 million and $2.1 million for the six months ended June 30, 2023 and 2022, respectively. During the first quarter of 2023, the Company adopted the new accounting standard for CECL, which resulted in the change from the incurred loss model based on historical loss experience to the expected loss model, and reflects the expected credit losses over the expected life of financial assets and commitments.
Noninterest income totaled $13.2 million and $14.7 million for the six months ended June 30, 2023 and 2022, respectively. The decrease of $1.5 million was primarily due to a decrease in swap fee income of $1.5 million, which was partially offset by the impact from the sale of the Path Valley branch.
Noninterest expenses totaled $41.0 million for the six months ended June 30, 2023 compared to $38.2 million for the three months ended June 30, 2022. The increase of $2.8 million is primarily due to an increase in salaries and employee benefits expense of $2.6 million.
Net Interest Income
Net interest income increased by $6.0 million from $46.7 million for the six months ended June 30, 2022 to $52.7 million for the six months ended June 30, 2023. Interest income on loans increased by $16.5 million, from $43.4 million to $59.9 million, and interest income on investment securities increased by $5.1 million, from $5.4 million to $10.5 million, compared to the same period in the prior year. Total interest expense increased by $16.1 million from $2.4 million for the six months ended June 30, 2022 to $18.5 million for the six months ended June 30, 2023. Interest expense on deposits increased by $13.4 million from $1.4 million for the six months ended June 30, 2022 to $14.8 million for the six months ended June 30, 2023, and interest expense on borrowings increased by $2.6 million from $1.1 million from six months ended June 30, 2022 to $3.7 million for the six months ended June 30, 2023.

The following table presents net interest income, net interest spread and net interest margin for the six months ended June 30, 2023 and 2022 on a taxable-equivalent basis:

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$33,770	$716	4.27%	$165,430	$336	0.41%
Investment securities (1)	525,957	10,975	4.19	498,210	5,900	2.37
Loans (1)(2)(3)	2,206,914	60,173	5.49	1,991,636	43,519	4.40
Total interest-earning assets	2,766,641	71,864	5.23	2,655,276	49,755	3.77
Other assets	194,786			188,454
Total	$2,961,427			$2,843,730
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$1,507,467	11,135	1.49	$1,409,177	557	0.08
Savings deposits	211,955	268	0.25	232,322	120	0.10
Time deposits	301,095	3,407	2.28	286,949	709	0.50
Total interest-bearing deposits	2,020,517	14,810	1.48	1,928,448	1,386	0.14
Securities sold under agreements to repurchase and federal funds purchased	13,776	53	0.77	23,789	14	0.12
FHLB Advances and other borrowings	119,335	2,638	4.46	1,795	43	4.74
Subordinated notes	32,041	1,008	6.29	31,977	1,006	6.29
Total interest-bearing liabilities	2,185,669	18,509	1.71	1,986,009	2,449	0.25
Noninterest-bearing demand deposits	485,789			556,243
Other liabilities	51,736			44,072
Total liabilities	2,723,194			2,586,324
Shareholders’ equity	238,233			257,406
Total	$2,961,427			$2,843,730
Taxable-equivalent net interest income / net interest spread		53,355	3.52%		47,307	3.52%
Taxable-equivalent net interest margin			3.88%			3.59%
Taxable-equivalent adjustment		(686)			(615)
Net interest income		$52,669			$46,692

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balances include nonaccrual loans.
(3)	Interest income on loans includes prepayment and late fees, where applicable.

Net interest income on a taxable-equivalent basis increased by $6.1 million to $53.4 million for the six months ended June 30, 2023 from $47.3 million for the six months ended June 30, 2022. The Company's net interest spread was 3.52% for both the six months ended June 30, 2023 and 2022.
Taxable-equivalent net interest margin increased by 29 basis points to 3.88% for the six months ended June 30, 2023 from 3.59% for the six months ended June 30, 2022. The taxable-equivalent yield on interest-earning assets increased by 146 basis points from 3.77% for the six months ended June 30, 2022 to 5.23% for the six months ended June 30, 2023 reflecting the benefit of both the deployment of cash into higher yielding loans and investment securities and the impact of rising interest rates on these interest-earning assets. This increase in yield was partially offset by the increase of 146 basis points in the cost of interest-bearing liabilities between these same periods due to increased funding costs from higher market interest rates, competitive pressures and an increase in higher cost borrowings.

Average loans increased by $215.3 million to $2.2 billion for the six months ended June 30, 2023 compared to $2.0 billion for the six months ended June 30, 2022. The increase in average loans was due to loan growth, partially offset by the impact of SBA PPP loan forgiveness activity. Average investment securities increased by $27.8 million from $498.2 million for the six months ended June 30, 2022 to $526.0 million for the same period in 2023 primarily due to investment purchases, partially offset by paydowns. Average interest-bearing liabilities increased by $199.7 million to $2.2 billion for the six months ended June 30, 2023 from $2.0 billion for the six months ended June 30, 2022. The competition for deposits increased in the latter part of 2022 and into the first quarter of 2023, which was coupled with clients utilizing their funds at a higher frequency. Therefore, additional liquidity was needed to meet the credit demands of clients, which resulted in an increase in average borrowings.
The yield on loans increased by 109 basis points to 5.49% for the six months ended June 30, 2023 compared to 4.40% for the six months ended June 30, 2022. Taxable-equivalent interest income earned on loans increased by $16.7 million year-over-year due to an increase in the average balance of commercial loans, excluding SBA PPP loan forgiveness activity, home equity loans and residential mortgages and from the impact of the rising interest rate environment. The increase in interest income from loan growth and higher interest rates was partially offset by the decrease of $5.2 million in interest income from SBA PPP loans due to significantly less forgiveness activity during the six months ended June 30, 2023 compared to the same period in 2022.
The average balance of commercial loans, excluding SBA PPP loan forgiveness activity, increased by $270.1 million from $1.5 billion for the six months ended June 30, 2022 to $1.8 billion for the six months ended June 30, 2023. SBA PPP loans, net of deferred fees and costs, averaged $113.6 million for the six months ended June 30, 2022 compared to $10.7 million for the six months ended June 30, 2023. This decrease was due to forgiveness of SBA PPP loans. Average residential mortgage loans increased by $35.7 million from $199.8 million during the six months ended June 30, 2022 to $235.5 million during the six months ended June 30, 2023, primarily due to jumbo and adjustable-rate mortgage loans originated for the portfolio. Average home equity loans increased by $19.6 million from $167.9 million for the six months ended June 30, 2022 to $187.5 million for the six months ended June 30, 2023. Average installment and other consumer loans decreased by $7.2 million from $28.1 million for the six months ended June 30, 2022 to $20.9 million for the six months ended June 30, 2023.
For the six months ended June 30, 2023, interest income on loans includes $147 thousand of interest and net deferred fee income associated with SBA PPP loans compared to $5.4 million of such interest and fee income for the six months ended June 30, 2022. Prepayment income on commercial loans decreased by $249 thousand from $523 thousand for the six months ended June 30, 2022 to $274 thousand for the six months ended June 30, 2023. Accretion of purchase accounting adjustments included in interest income was $454 thousand and $810 thousand for the six months ended June 30, 2023 and 2022, respectively. The decrease in accretion was partially due to a decline in accelerated accretion from acquired loan payoffs or significant payments. The six months ended June 30, 2023 and 2022 included $182 thousand and $583 thousand, respectively, of accelerated accretion.
Interest income on investment securities on a tax-equivalent basis increased by $5.1 million to $11.0 million for the six months ended June 30, 2023 from $5.9 million for the six months ended June 30, 2022, with the taxable equivalent yield increasing from 2.37% for the six months ended June 30, 2022 to 4.19% for the six months ended June 30, 2023. The 182 basis point increase reflected the higher interest rate environment since March 2022, as well as higher balances. Investment security purchases were at higher yields, primarily in the second half of 2022. The average balance of investment securities increased by $27.8 million to $526.0 million for the six months ended June 30, 2023 from $498.2 million for the six months ended June 30, 2022. There were no investment security sales during the six months ended June 30, 2023.
The average balance of federal funds sold and interest-bearing bank balances decreased by $131.6 million from $165.4 million for the six months ended June 30, 2022 to $33.8 million for the same period in 2023, due primarily to the deployment of cash into loans and investment securities. However, the related interest income on a tax-equivalent basis increased by $380 thousand to $716 thousand for the six months ended June 30, 2023 from $336 thousand for the six months ended June 30, 2022. This increase was the result of multiple Federal Funds rate increases by the FOMC since March 2022.
Interest expense on interest-bearing liabilities increased by $16.1 million year-over-year due to the increase in the cost of interest-bearing liabilities by 146 basis points from 0.25% for the six months ended June 30, 2022 to 1.71% for the six months ended June 30, 2023 as funding costs increased from higher market interest rates, competitive pressures and an increase in higher cost borrowings. In addition, the average balance of interest-bearing deposits increased by $92.1 million to $2.0 billion for the six months ended June 30, 2023 from $1.9 billion for the six months ended June 30, 2022. Average interest-bearing demand deposits increased by $98.3 million and average time deposits increased $14.1 million as clients sought higher-yielding products during the rising interest rate environment.

Interest expense on borrowings increased by $2.6 million to $3.7 million for the six months ended June 30, 2023 from $1.1 million for the six months ended June 30, 2022, as the cost of borrowings increased by 82 basis points to 4.51% for the six months ended June 30, 2023 from 3.69% for the six months ended June 30, 2022. Average borrowings increasing by $107.6 million from $57.6 million for the six months ended June 30, 2022 to $165.2 million for the six months ended June 30, 2023, as the Bank opted to borrow funds to provide additional liquidity to meet the credit needs of its clients.
Provision for Credit Losses
The Company recorded a provision for credit losses of $1.1 million for the six months ended June 30, 2023 compared to $2.1 million for the same period in 2022. On January 1, 2023, the Company adopted the new accounting standard, referred to as CECL, which transitioned from the incurred loss model based on historical loss experience and economic and market conditions to the expected loss model. The CECL standard reflects expected credit losses over the expected life of the financial assets and commitments, primarily based on the DCF methodology for the majority of the loan segments, which applies the probability of default and loss given default factors to future cash flows, and adjusts to the net present value to derive the required reserve. Macroeconomic conditions are incorporated into the model for unemployment and gross domestic product, in addition to model assumptions for discount rate and prepayment and curtailment speeds.
For the six months ended June 30, 2023, the provision for credit losses was driven by the increase of $83.5 million in commercial loans, excluding SBA PPP loan forgiveness activity, and an increase in the Delinquency and Classified Loan Trends qualitative factor for the commercial & industrial and owner-occupied commercial real estate loan classes. The change in this qualitative factor was based on a recent trend of increases in loans downgraded to the special mention risk rating. The change in qualitative factor resulted in an increase to the ACL of $461 thousand. In addition, the provision for credit losses is impacted by the overall increase in expected loss rates under CECL. However, favorable published trends in unemployment and GDP rates impacted the extent of provisioning required in the second quarter of 2023. The ALL to total loan ratio increased from 1.15% at June 30, 2022 to an ACL to total loan ratio of 1.27% at June 30, 2023, which the increase is primarily due to the cumulative effect adjustment recorded in connect with the adoption of CECL. The provision expense recorded in the six months ended June 30, 2022 under the incurred loss model was due to commercial loan growth of $185.6 million, excluding SBA PPP forgiveness activity, offset by a reduction in the National and Local Economic Conditions qualitative factor that decreased the provision expense by $726 thousand. This factor had been increased previously for economic concerns in the commercial real estate portfolio associated with the COVID-19 pandemic. The additional allocation was removed during the first quarter of 2022 as these concerns had subsided.
Net charge-offs for the six months ended June 30, 2023 totaled $346 thousand, compared to net recoveries of $24 thousand for the six months ended June 30, 2022. The increase in net charge-offs was due primarily to one commercial loan with a partial charge-off of $389 thousand. Nonaccrual loans were 0.94% of gross loans at June 30, 2023, compared with 0.27% of gross loans at June 30, 2022. Nonaccrual loans increased by $15.7 million from June 30, 2022 to June 30, 2023, primarily due to one commercial and land development CTP loan with a current outstanding balance of $14.8 million being downgraded to substandard and placed on non-accrual status in the fourth quarter of 2022. While the loan had not been past due, management determined that it was appropriate to place the loan on non-accrual status due to other relevant factors. At this time, management believes that the value of the underlying collateral is sufficient to cover any potential losses on this loan. Management does not believe that this credit is indicative of overall stress in the loan portfolio. During the second quarter of 2023, the project underlying this CTP loan received its certificate of occupancy, which resulted in the recharacterization of the loan from commercial and land development to owner-occupied.
Additional information is included in the "Credit Risk Management" section herein.

Noninterest Income
The following table compares noninterest income for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		$ Change	% Change
	2023	2022	2023-2022	2023-2022
Service charges on deposit accounts	$1,946	$1,884	$62	3.3%
Interchange income	1,958	2,045	(87)	(4.3)%
Other service charges, commissions and fees	462	383	79	20.6%
Swap fee income	196	1,738	(1,542)	(88.7)%
Trust and investment management income	3,815	3,846	(31)	(0.8)%
Brokerage income	1,754	1,917	(163)	(8.5)%
Mortgage banking activities	590	1,219	(629)	(51.6)%
Income from life insurance	1,235	1,159	76	6.6%
Other income	1,290	626	664	106.1%
Investment securities losses	(10)	(149)	139	93.3%
Total noninterest income	$13,236	$14,668	$(1,432)	(9.8)%

Noninterest income decreased by $1.4 million from $14.7 million for the six months ended June 30, 2022 to $13.2 million for the six months ended June 30, 2023. The following were significant factors in this decrease:
•Other service charges, commissions and fees increased by $79 thousand due to changes to the deposit fee structure that took effect in April 2022 and an increase in loan-related fees related to loan and letter of credit activity.
•Swap fee income decreased $1.5 million during the six months ended June 30, 2023, as swap fee income will fluctuate based on market conditions and client demand.
•Brokerage income declined by $163 thousand due to stock market declines.
•Mortgage banking income decreased by $629 thousand due primarily to a decline in gains on sale of held-for-sale mortgages caused by market conditions, which included elevated interest rates compared to the prior year. The difficult mortgage market has caused a slowdown in residential mortgage loan production and a shift from conventional fixed-rate mortgages to adjustable-rate products, thereby causing corresponding reductions in the residential mortgage loan pipeline and secondary market sales year-over-year. Mortgage loans sold totaled $14.7 million in the first half of 2023 compared to $54.5 million in the first half of 2022. In addition, the Company recorded an MSR valuation reserve reversal of $79 thousand in the six months ended June 30, 2022. Since the second quarter of 2022, there has been no MSR valuation reserve.
•Other income increased by $664 thousand due primarily to a gain of $1.2 million from the sale of the Bank's Path Valley branch, partially offset by gains on the sales of SBA loans in the six months ended June 30, 2022 totaling $306 thousand.
•Investment securities losses decreased by $139 thousand due primarily to a loss of $171 thousand during the first half of 2022 recorded on one non-agency CMO security, which was called at a price below par. The loss during the first half of 2022 was partially offset by a gain of $22 thousand from the sale of one security with a principal balance of $3.1 million. The Company did not sell any investment securities during the six months ended June 30, 2023.
•Other line items within noninterest income showed fluctuations attributable to normal business operations.

Noninterest Expenses
The following table compares noninterest expenses for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		$ Change	% Change
	2023	2022	2023-2022	2023-2022
Salaries and employee benefits	$25,250	$22,649	$2,601	11.5%
Occupancy	2,160	2,420	(260)	(10.7)%
Furniture and equipment	2,439	2,570	(131)	(5.1)%
Data processing	2,418	2,218	200	9.0%
Automated teller machine and interchange fees	606	623	(17)	(2.7)%
Advertising and bank promotions	1,324	1,236	88	7.1%
FDIC insurance	1,023	473	550	116.3%
Professional services	1,238	1,530	(292)	(19.1)%
Directors' compensation	468	461	7	1.5%
Taxes other than income	460	672	(212)	(31.5)%
Intangible asset amortization	489	573	(84)	(14.7)%
Other operating expenses	3,129	2,733	396	14.5%
Total noninterest expenses	$41,004	$38,158	$2,846	7.5%

Noninterest expense increased by $2.8 million from $38.2 million for the six months ended June 30, 2022 to $41.0 million for the six months ended June 30, 2023. The following were significant factors in this increase:
•Salaries and employee benefits expense increased by $2.6 million due primarily to staff additions that filled vacancies, merit and share-based compensation expense increases, higher employee benefit costs from increased claims volume and employee severance costs.
•Occupancy expenses and furniture and equipment expenses decreased by $260 thousand and $131 thousand, respectively, due primarily to operating efficiencies from branch closures.
•Data processing increased by $200 thousand due primarily to an increase in core system costs and investments in new technology as the Company focuses on the evolving needs of its clients.
•FDIC insurance expense increased by $550 thousand due to increases in the assessment rate caused by an annualized two-basis point increase assessed by the FDIC to increase its deposit insurance fund, commercial loans and overall assets.
•Professional services expense decreased by $292 thousand due to a reduction in consulting services.
•Taxes other than income decreased by $212 thousand due to a decrease in the Pennsylvania Bank Shares Tax expense, which was driven by a decrease in the Bank's total equity balance from the increase in unrealized losses on investment securities and charges in the third quarter of 2022 for a provision for legal settlement and restructuring expenses.
•Other operating expenses increased by $396 thousand due to an increase in expenses from credit valuation adjustments on derivatives of $252 thousand, and increases in loan-related costs of $105 thousand and customer fraud losses of $89 thousand.
•Other line items within noninterest expenses showed fluctuations attributable to normal business operations.

Income Tax Expense
Income tax expense totaled $4.8 million, an effective tax rate of 20.1%, for the six months ended June 30, 2023 compared with $3.9 million and an effective tax rate of 18.4% for the six months ended June 30, 2022. The Company’s effective tax rate is less than the 21% federal statutory rate due to tax-exempt income, including interest earned on tax-exempt loans and investment securities and income from life insurance policies, as well as tax credits, partially offset by disallowed interest expense and state income taxes. The increase in the effective tax rate from the six months ended June 30, 2022 to the six months ended June 30, 2023 was primarily due to an increase in projected taxable income for the 2023 fiscal year compared to the prior year, which was impacted by a portion of interest expense disallowed as a deduction against earnings under TEFRA.

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
On January 1, 2023, the Company adopted the new CECL standard in accordance with ASU 2016-13, which changed the accounting framework by replacing the other-than-temporary impairment assessment with the recognition of an allowance for credit losses. At June 30, 2023 and December 31, 2022, management has classified the entire investment securities portfolio as AFS, which is accounted for at current market value with non-credit losses and gains reported in OCI, net of income taxes, and declines due to credit factors recorded in earnings through an ACL on the AFS securities.
The Company's investment securities portfolio includes debt investments that are subject to varying degrees of credit and market risks, which arise from general market conditions, and factors impacting specific industries, as well as news that may impact specific issues. Management monitors its debt securities, using various indicators in determining whether unrealized losses on debt securities are credit related and require an ACL. These indicators include the amount of time the security has been in an unrealized loss position, the cause and extent of the unrealized loss, and the credit quality of the issuer and underlying assets. In addition, management assesses whether it is likely the Company will have to sell the security prior to recovery, or it expects to be able to hold the security until the price recovers. The Company determined that the declines in market value were due to increases in interest rates and market movements, and not due to credit factors. The Company does not intend to sell these securities with unrealized losses and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity. Therefore, the Company has concluded that the unrealized losses for the AFS securities do not require an ACL at June 30, 2023. Under the prior OTTI framework, the Company did not record any cumulative OTTI expense as of December 31, 2022.
At June 30, 2023, AFS securities totaled $508.6 million, a decrease of $5.1 million, from $513.7 million at December 31, 2022. During the six months ended June 30, 2023, the Company purchased $5.3 million of agency MBS and CMO, $3.3 million of non-agency CMO and $1.0 million in asset-backed securities. The Company did not sell any investment securities during the first half of 2023. The balance of investment securities included net unrealized losses of $43.6 million at June 30, 2023 compared to net unrealized losses of $49.6 million at December 31, 2022. This decrease in net unrealized losses of $6.0 million was primarily due to lower treasury rates and wider credit spreads during the first half of 2023. The overall duration of the Company's investment securities portfolio is 4.6 years at June 30, 2023. The Company has sufficient access to liquidity such that management does not believe it would be necessary to sell any of its investment securities at a loss to offset any unexpected deposit outflows. Management believes the structure of the Company's investment portfolio is appropriately aligned with the rest of the balance sheet to protect against significant and unexpected charges against earnings and capital.

The following table summarizes the credit ratings and collateral associated with the Company's investment portfolio, excluding equity securities, at June 30, 2023:

Sector	Portfolio Mix	Amortized Book Value	Fair Value	Credit Enhancement	AAA	AA	A	BBB	NR	Collateral / Guarantee Type
Unsecured ABS	1%	$4,331	$3,761	32%	—%	—%	—%	—%	100%	Unsecured Consumer Debt
Student Loan ABS	1	6,171	6,024	27	—	—	—	—	100	Seasoned Student Loans
Federal Family Education Loan ABS	19	104,657	102,466	8	89	11	—	—	—	Federal Family Education Loan (1)
PACE Loan ABS	—	2,585	2,209	6	100	—	—	—	—	PACE Loans
Non-Agency CMBS	4	23,888	23,953	19	—	—	—	—	100
Non-Agency RMBS	3	16,789	13,100	14	100	—	—	—	—	Reverse Mortgages (2)
Municipal - General Obligation	19	104,526	94,355		4	90	6	—	—
Municipal - Revenue	22	120,251	107,226		—	82	12	—	6
SBA ReRemic	1	4,182	4,133		—	100	—	—	—	SBA Guarantee (3)
Small Business Administration	2	9,595	10,226		—	100	—	—	—	SBA Guarantee (3)
Agency MBS	24	135,067	123,668		—	100	—	—	—	Residential Mortgages (3)
U.S. Treasury securities	4	20,064	17,373		—	100	—	—	—	U.S. Government Guarantee (3)
	100%	$552,106	$508,494		21%	67%	4%	—%	8%

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

The following table presents the loan portfolio, excluding residential LHFS, by segment and class at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Commercial real estate:
Owner occupied	$366,439	$315,770
Non-owner occupied	626,140	608,043
Multi-family	145,257	138,832
Non-owner occupied residential	105,504	104,604
Acquisition and development:
1-4 family residential construction	20,461	25,068
Commercial and land development	143,177	158,308
Commercial and industrial (1)	379,905	357,774
Municipal	10,638	12,173
Residential mortgage:
First lien	235,813	229,849
Home equity - term	5,228	5,505
Home equity - lines of credit	185,099	183,241
Installment and other loans	10,756	12,065
	$2,234,417	$2,151,232
(1) This balance includes $7.2 million and $13.8 million of SBA PPP loans, net of deferred fees and costs, at June 30, 2023 and December 31, 2022, respectively.
Total loans increased by $83.2 million from December 31, 2022 to June 30, 2023. This increase is due to growth in commercial loans of $83.5 million and first lien residential mortgages held in portfolio of $6.0 million, partially offset by decrease of $6.6 million in SBA PPP loans due to loan forgiveness during the six months ended June 30, 2023.
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
The following table presents the Company’s risk elements and relevant asset quality ratios at June 30, 2023 and December 31, 2022. Accruing loans meeting the criteria for FDMs are reported cumulatively on a prospective basis from the adoption of ASU 2022-02.

	June 30, 2023	December 31, 2022
Nonaccrual loans	$21,062	$20,583
OREO	—	—
Total nonperforming assets	21,062	20,583
FDMs still accruing / TDRs still accruing	—	682
Loans past due 90 days or more and still accruing (1)	539	439
Total nonperforming and other risk assets ("total risk assets")	$21,601	$21,704
Loans 30-89 days past due and still accruing	$2,675	$7,311
Asset quality ratios:
Total nonperforming loans to total loans	0.94%	0.96%
Total nonperforming assets to total assets	0.70%	0.70%
Total nonperforming assets to total loans and OREO	0.94%	0.96%
Total risk assets to total loans and OREO	0.97%	1.01%
Total risk assets to total assets	0.72%	0.74%
ACL to total loans	1.27%	1.17%
ACL to nonperforming loans	134.76%	122.32%
ACL to nonperforming loans and FDMs still accruing / TDRs still accruing	134.76%	118.40%
Net charge-offs to total average loans (2)	0.07%	0.01%
(1) Includes zero and $307 thousand of PCI loans at June 30, 2023 and December 31, 2022, respectively in accordance with ASU 310-30. Upon adoption of the CECL standard, PCD loans were evaluated and reported on an individual loan level under ASU 310-20, Nonrefundable Fees and Other Assets.
(2) Annualized
Nonperforming assets include nonaccrual loans and foreclosed real estate. Risk assets, which include nonperforming assets, FDMs still accruing and loans past due 90 days or more and still accruing, totaled $21.6 million at June 30, 2023, a decrease of $103 thousand from December 31, 2022 due partially to the change in accounting for TDRs and PCD loans under CECL. Nonaccrual loans increased by $479 thousand from December 31, 2022 to June 30, 2023 due primarily to additions of $3.4 million, inclusive of $931 thousand transferred to non-accrual due to the treatment of PCD loans at the individual asset level under CECL, partially offset by payments of $1.5 million, charge-offs of $611 thousand and loans returned to accrual status of $401 thousand. For the six months ended June 30, 2023, the Company did not have loans meeting the FDM criteria under ASU 2022-02.

The following table presents the amortized cost basis of nonaccrual loans, according to loan class, with and without reserves on individually evaluated loans at June 30, 2023, as compared to nonaccrual loans at December 31, 2022. There was no specific reserve on the nonaccrual loans and no significant changes in the collateral securing these loans at both June 30, 2023 and December 31, 2022. During the second quarter of 2023, the underlying project for a CTP loan on nonaccrual status with a current outstanding balance of $14.8 million received its certificate of occupancy, which resulted in the recharacterization of the loan from commercial and land development to owner-occupied commercial real estate.

	June 30, 2023				December 31, 2022
	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing	Total nonaccrual loans
Commercial real estate:
Owner-occupied	$—	$17,373	$17,373	$—	$2,767
Non-owner occupied	—	264	264	—	—
Multi-family	—	—	—	—	—
Non-owner occupied residential	—	150	150	—	81
Acquisition and development:
1-4 family residential construction	—	—	—	—	—
Commercial and land development	—	—	—	—	15,426
Commercial and industrial	—	679	679	—	31
Municipal	—	—	—	—	—
Residential mortgage:
First lien	—	1,978	1,978	519	1,838
Home equity – term	—	4	4	20	5
Home equity – lines of credit	—	593	593	—	395
Installment and other loans	—	21	21	—	40
Total	$—	$21,062	$21,062	$539	$20,583

The information presented above in the nonaccrual loan table and the collateral-dependent table are not required for periods prior to the adoption of CECL. The following table, which excludes accruing PCI loans, presents the most comparable required information at December 31, 2022, which summarizes impaired loans by segment and class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at December 31, 2022. The recorded investment in loans excludes accrued interest receivable. Related allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and any partial charge-off will be recorded when final information is received.

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

The following table presents our exposure to relationships that are individually evaluated for impairment and the partial charge-offs taken to date and specific reserves established on those relationships at June 30, 2023 and December 31, 2022. Accruing PCI loans are excluded loans individually evaluated for impairment at December 31, 2022. Prior to the adoption of CECL, acquired loans that met the criteria for impairment or nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the client is contractually delinquent if the Company expects to fully collect the new carrying value (i.e., fair value) of the loans. As such, the Company may no longer consider the loan to be nonperforming in accordance with guidance in ASU 310-30. Upon adoption of CECL, the Company elected to account for its PCD loans under ASC 310-20, which required that acquired loans be analyzed on an individual asset level. The impact of this election resulted in loans reported as nonaccrual and individually evaluated for credit expected losses under the CECL methodology.

	# of Relationships	Individually Evaluated Loans	Partial Charge-offs to Date	Specific Reserves
June 30, 2023
Relationships greater than $1,000,000	2	$16,989	$—	$—
Relationships greater than $500,000 but less than $1,000,000	1	661	389	—
Relationships greater than $250,000 but less than $500,000	1	264	—	—
Relationships less than $250,000	66	3,523	441	28
	70	$21,437	$830	$28
December 31, 2022
Relationships greater than $1,000,000	2	$17,774	$—	$—
Relationships greater than $500,000 but less than $1,000,000	—	—	—	—
Relationships greater than $250,000 but less than $500,000	1	260	—	—
Relationships less than $250,000	60	3,231	320	28
	63	$21,265	$320	$28
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
In its individual evaluated loan analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve include an evaluation of the outstanding loan balance and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships at June 30, 2023. However, over time, additional information may result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
Credit Risk Management
Allowance for Credit Losses
The Company maintains the ACL at a level deemed adequate by management for expected credit losses. As disclosed in Note 1 and Note 3, on January 1, 2023 the Company implemented CECL and increased the ACL, previously the ALL, with a cumulative-effect adjustment to the ACL of $2.4 million. In addition, the Company recorded a cumulative-effect adjustment to the ACL for off-balance sheet exposures of $100 thousand. The Company’s ACL is calculated quarterly, with any adjustment recorded to the provision for credit losses in the consolidated statement of income. A comprehensive analysis of the ACL is performed by the Company on a quarterly basis. Management evaluates the adequacy of the ACL utilizing a defined methodology to determine if it properly addresses the current and expected risks in the loan portfolio, which considers the performance of borrowers and specific evaluation of individually evaluated loans, including historical loss experiences, trends in delinquencies, nonperforming loans and other risk assets, and the qualitative factors. Risk factors are continuously reviewed and adjusted, as needed, by management when conditions support a change. Management believes its approach properly addresses relevant accounting and bank regulatory guidance for loans both collectively and individually evaluated. The results of the comprehensive analysis, including recommended changes, are governed by the Company's Reserve Adequacy Committee, whose members were also a part of the Company's CECL Committee.
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
The following table presents the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of June 30, 2023. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan and payment activity, which residential mortgage and installment and other consumer loans are presented below based on payment performance: performing or nonperforming. During the second quarter of 2023, commercial and land development loans totaling $46.6 million were recharacterized to a permanent commercial real estate class upon the completion of construction or receiving a certificate of occupancy.

	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$38,570	$95,460	$75,777	$22,891	$21,934	$70,587	$2,766	$—	$327,985
Special mention	—	10,092	—	6,155	—	2,157	—	—	18,404
Substandard - Non-IEL	—	—	—	—	—	2,212	465	—	2,677
Substandard - IEL	—	—	—	14,757	—	2,578	38	—	17,373
Total owner-occupied loans	$38,570	$105,552	$75,777	$43,803	$21,934	$77,534	$3,269	$—	$366,439
Current period gross charge offs - owner-occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied:
Risk rating
Pass	$23,001	$97,285	$209,376	$86,557	$65,552	$140,193	$549	$874	$623,387
Special mention	—	—	—	—	—	2,176	235	—	2,411
Substandard - Non-IEL	—	—	—	—	—	78	—	—	78
Substandard - IEL	—	—	—	—	—	264	—	—	264
Total non-owner occupied loans	$23,001	$97,285	$209,376	$86,557	$65,552	$142,711	$784	$874	$626,140
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family:
Risk rating
Pass	$1,375	$55,971	$8,809	$12,819	$7,881	$50,896	$124	$—	$137,875
Special mention	—	—	—	—	—	7,382	—	—	7,382
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total multi-family loans	$1,375	$55,971	$8,809	$12,819	$7,881	$58,278	$124	$—	$145,257
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Non-owner occupied residential:
Risk rating
Pass	$5,163	$26,702	$19,300	$10,338	$6,897	$34,027	$1,512	$—	$103,939
Special mention	—	—	—	—	—	820	—	—	820
Substandard - Non-IEL	—	—	—	—	—	395	—	—	395
Substandard - IEL	2	—	198	—	—	150	—	—	350
Total non-owner occupied residential loans	$5,165	$26,702	$19,498	$10,338	$6,897	$35,392	$1,512	$—	$105,504
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$—	$—	$12	$—	$—	$12
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$5,286	$14,738	$—	$—	$—	$—	$—	$—	$20,024
Special mention	—	—	437	—	—	—	—	—	437
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total 1-4 family residential construction loans	$5,286	$14,738	$437	$—	$—	$—	$—	$—	$20,461
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and land development:
Risk rating
Pass	$17,031	$50,046	$49,722	$10,305	$119	$2,967	$7,055	$4,263	$141,508
Special mention	—	—	—	1,223	—	446	—	—	1,669
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total commercial and land development loans	$17,031	$50,046	$49,722	$11,528	$119	$3,413	$7,055	$4,263	$143,177
Current period gross charge offs - commercial and land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial:
Risk rating
Pass	$39,635	$80,530	$85,056	$24,515	$11,922	$23,321	$94,980	$3,481	$363,440
Special mention	632	2,012	5,229	3,560	1,418	375	1,078	—	14,304
Substandard - Non-IEL	—	—	1,072	—	14	294	102	—	1,482
Substandard - IEL	—	—	—	9	—	526	144	—	679
Total commercial and industrial loans	$40,267	$82,542	$91,357	$28,084	$13,354	$24,516	$96,304	$3,481	$379,905
Current period gross charge offs - commercial and industrial	$—	$—	$—	$—	$—	$8	$473	$—	$481
Municipal:
Risk rating
Pass	$—	$11	$3,425	$27	$—	$7,175	$—	$—	$10,638
Total municipal loans	$—	$11	$3,425	$27	$—	$7,175	$—	$—	$10,638
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Residential mortgage:
First lien:
Payment performance
Performing	$15,579	$62,104	$35,449	$8,474	$7,753	$103,423	$—	$646	$233,428
Nonperforming	—	—	—	—	175	2,210	—	—	2,385
Total first lien loans	$15,579	$62,104	$35,449	$8,474	$7,928	$105,633	$—	$646	$235,813
Current period gross charge offs - first lien	$—	$—	$—	$—	$—	$58	$—	$—	$58
Home equity - term:
Payment performance
Performing	$343	$788	$146	$470	$128	$3,349	$—	$—	$5,224
Nonperforming	—	—	—	—	—	4	—	—	4
Total home equity - term loans	$343	$788	$146	$470	$128	$3,353	$—	$—	$5,228
Current period gross charge offs - home equity - term	$—	$—	$—	$—	$—	$40	$—	$—	$40
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$110,490	$73,971	$184,461
Nonperforming	—	—	—	—	—	—	620	18	638
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$111,110	$73,989	$185,099
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$—	$—	$—	$—
Installment and other loans:
Payment performance
Performing	$573	$524	$398	$167	$1,033	$1,822	$6,217	$—	$10,734
Nonperforming	—	—	—	—	21	1	—	—	22
Total Installment and other loans	$573	$524	$398	$167	$1,054	$1,823	$6,217	$—	$10,756
Current period gross charge offs - installment and other	$88	$24	$—	$—	$1	$10	$—	$—	$123
The information presented in the table above is not required for periods prior to the adoption of CECL. The following table summarizes the Company’s loan portfolio ratings based on its internal risk rating system at December 31, 2022, which presents the most comparable required information. Prior to the adoption of CECL, PCD loans were classified as PCI loans and accounted for under ASC 310-30. In accordance with the CECL standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the adoption date. At June 30, 2023, the amortized cost of the PCD loans was $8.8 million.

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
The Special Mention classification is intended to be a temporary classification reflective of loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Company’s position at some future date. Special Mention loans represent an elevated risk, but their weakness does not yet justify a more severe, or classified, rating. These loans require inquiry by lenders on the cause of the potential weakness and, once analyzed, the loan classification may be downgraded to Substandard or, alternatively, could be upgraded to Pass. Special Mention loans increased by $12.5 million from $32.9 million at December 31, 2022 to $45.4 million at June 30, 2023 due to net downgrades partially offset by repayments. The risk rating downgrades to Special Mention consisted of five clients spread across various commercial loan classes; however, management does not believe that other commercial loans in these categories reflect similar risk characteristics that led to these downgrades. There was no significant change in the Substandard-IEL category from December 31, 2022 to June 30, 2023, which increased from $21.3 million to $21.4 million, respectively.
Classified loans totaled $26.3 million at June 30, 2023, or 1.2% of total loans outstanding, reflecting a decrease from $35.1 million, or 1.6% of loans outstanding, at December 31, 2022, due to net upgrades and repayments.
Non-impaired substandard loans are performing loans, which have characteristics that cause management concern over the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming, or individually evaluated, loans in the future. Generally, management feels that substandard loans that are currently performing and not considered individually evaluated result in some doubt as to the borrower’s ability to continue to perform under the terms of the loan, and represent potential problem loans. Substandard loans not individually evaluated totaled $4.9 million at June 30, 2023, a decrease of $8.9 million compared to $13.8 million at December 31, 2022, due primarily to upgrades across various loan classes.

The following table presents the activity in the ACL, including the impact of adopting CECL, for the three and six months ended June 30, 2023 and the activity in the ALL for the three and six months ended June 30, 2022:

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
June 30, 2023
Balance, beginning of period	$16,697	$3,217	$5,787	$177	$25,878	$2,278	$208	$2,486	$—	$28,364
Provision for credit losses	246	(451)	440	(10)	225	64	110	174	—	399
Charge-offs	(12)	—	(395)	—	(407)	(98)	(67)	(165)	—	(572)
Recoveries	65	1	22	—	88	63	41	104	—	192
Balance, end of period	$16,996	$2,767	$5,854	$167	$25,784	$2,307	$292	$2,599	$—	$28,383
June 30, 2022
Balance, beginning of period	$11,546	$2,321	$4,301	$29	$18,197	$2,873	$201	$3,074	$237	$21,508
Provision for loan losses	748	695	184	(3)	1,624	127	24	151	—	1,775
Charge-offs	—	—	(54)	—	(54)	—	(5)	(5)	—	(59)
Recoveries	—	8	40	—	48	4	3	7	—	55
Balance, end of period	$12,294	$3,024	$4,471	$26	$19,815	$3,004	$223	$3,227	$237	$23,279
Six Months Ended
June 30, 2023
Balance, beginning of period prior to adopting CECL	$13,558	$3,214	$4,505	$24	$21,301	$3,444	$188	$3,632	$245	$25,178
Impact of adopting CECL	2,857	(214)	928	169	3,740	(1,121)	49	(1,072)	(245)	2,423
Provision for credit losses	508	(236)	852	(26)	1,098	(76)	106	30	—	1,128
Charge-offs	(12)	—	(481)	—	(493)	(98)	(123)	(221)	—	(714)
Recoveries	85	3	50	—	138	158	72	230	—	368
Balance, end of period	$16,996	$2,767	$5,854	$167	$25,784	$2,307	$292	$2,599	$—	$28,383
June 30, 2022
Balance, beginning of period	$12,037	$2,062	$3,814	$30	$17,943	$2,785	$215	$3,000	$237	$21,180
Provision for loan losses	225	953	684	(4)	1,858	199	18	217	—	2,075
Charge-offs	—	—	(115)	—	(115)	(10)	(18)	(28)	—	(143)
Recoveries	32	9	88	—	129	30	8	38	—	167
Balance, end of period	$12,294	$3,024	$4,471	$26	$19,815	$3,004	$223	$3,227	$237	$23,279
The ACL totaled $28.4 million at June 30, 2023, an increase of $3.2 million from December 31, 2022, resulting from a cumulative-effect adjustment from the adoption of CECL of $2.4 million and the provision for credit losses of $1.1 million for the six months ended June 30, 2023, which was inclusive of net charge-offs of $346 thousand during the six months ended June 30, 2023. At June 30, 2023, the ACL as a percentage of the total loan portfolio was 1.27% compared to 1.15% at June 30, 2022. The ACL increased in the six months ended June 30, 2023 primarily as a result of the impact of implementing CECL, which requires the transition from an incurred loss model based on historical loss experience to an expected credit loss model based on the life of the loan. For the six months ended June 30, 2023, the provision for credit losses was driven by the increase of $83.5 million in commercial loans, excluding SBA PPP loan forgiveness activity, the increase in the loss reserve rates under the CECL methodology and an increase in the Delinquency and Classified Loan Trends qualitative factor for the commercial & industrial and owner-occupied commercial real estate loan classes. The provision expense recorded in the six months ended June 30, 2022 was due to commercial loan growth of $185.6 million, excluding SBA PPP forgiveness activity, offset by a reduction in the National and Local Economic Conditions qualitative factor that decreased the provision expense by $726 thousand. This factor had been increased previously for economic concerns in the commercial real estate portfolio associated with the COVID-19 pandemic. The additional allocation was removed during the first quarter of 2022 as these concerns had subsided.
In addition to the specific reserve allocations on individually evaluated loans noted previously, 10 loans, with aggregate outstanding principal balances of $473 thousand, have had cumulative partial charge-offs to the ACL totaling $830 thousand at June 30, 2023. As updated appraisals are received on collateral-dependent loans, partial charge-offs are taken to the extent the loans’ principal balance exceeds their fair value.

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
Deposits
Deposits grew by $46.6 million, or 2%, remaining at $2.5 billion at both June 30, 2023 and December 31, 2022. In the first half of 2023, time deposits increased by $95.0 million, or 38%, and interest-bearing demand deposits increased by $35.8 million, or 4%. These increases were partially offset by decreases in noninterest-bearing demand deposits of $28.7 million, or 6%, savings accounts of $28.5 million, or 13%, and money market accounts of $19.7 million, or 4%. The increase in time deposits was attributable to promotional offerings of up to 18-month terms. During the six months ended June 30, 2023, the Company purchased $5.0 million in brokered money market deposits. The decline in the savings, money market and noninterest-bearing deposit categories was primarily the result of clients seeking higher-yielding products. During the first half of 2023, the Bank was successful at retaining many of those deposits and driving inflows from new clients as well. This resulted in a shift from noninterest-bearing deposits to interest-bearing. At June 30, 2023, deposits that are uninsured and not collateralized totaled $409.1 million, or 16% of total deposits.
During the fourth quarter of 2022, the Bank announced that it had entered into a Purchase and Assumption Agreement providing for the sale of its Path Valley branch, including associated deposit liabilities, building and land. The sale was completed on May 12, 2023. This sale included deposits of approximately $18.7 million comprising of $14.4 million in interest-bearing deposits and $4.3 million in noninterest-bearing deposits. which were sold at a premium of 6%. These deposits were reported at cost as deposits held for assumption in connection with the sale of a bank branch within total deposits in the unaudited condensed consolidated balance sheets. At December 31, 2022, deposits of approximately $31.3 million were expected to be conveyed in the branch sale, are reported within total deposits at cost and were comprised of $23.5 million in interest-bearing deposits and $7.8 million in non-interest bearing deposits.
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
FHLB advances and other borrowings increased by $30.6 million to $136.7 million at June 30, 2023 compared to $106.1 million at December 31, 2022. The increase in borrowings during 2023 includes long-term fixed-rate advances from the FHLB totaling $40.0 million. With the continued strength in loan fundings and increased competition for deposits, the Bank elected to replace some of its overnight borrowings with lower cost term advances. The Bank tested its various sources of funding during 2023 to ensure accessibility.
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
Shareholders’ equity totaled $245.6 million at June 30, 2023, an increase of $16.7 million, or 7%, from $228.9 million at December 31, 2022. The increase was primarily attributable to net income of $19.0 million and other comprehensive income of $5.7 million, partially offset by dividends paid of $4.2 million for the six months ended June 30, 2023 and the cumulative-effect adjustment from the adoption of CECL that decreased retained earnings by $2.0 million. Other comprehensive income increased due to after-tax declines of $4.6 million and $1.1 million in net unrealized losses on investment securities and cash flow hedges, respectively, primarily caused by a decline in treasury rates and wider credit spreads during the first half of 2023.
For the six months ended June 30, 2023, total comprehensive income totaled $24.7 million, an increase of $41.3 million, from total comprehensive losses of $16.6 million for the same period in 2022. Other comprehensive losses, net of taxes, decreased by $12.5 million to $2.2 million for the six months ended June 30, 2023 compared to other comprehensive losses, net of taxes, of $14.7 million for the six months ended June 30, 2022.
At June 30, 2023, book value per common share was $23.15 per share compared to $21.45 per share at December 31, 2022. Tangible book value per share also increased from $19.47 per share at December 31, 2022 to $21.19 per share at June 30, 2023, as a result of the increase in shareholders' equity driven by net income and other comprehensive income during the second quarter of 2023. See “Supplemental Reporting of Non-GAAP Measures.”
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
At June 30, 2023 and December 31, 2022, the Bank was considered well-capitalized under applicable banking regulations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Prompt corrective action provisions are not applicable to bank holding companies, including financial holding companies.

Note 10, Shareholders' Equity and Regulatory Capital, to the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1, "Financial Information," includes a table presenting capital amounts and ratios for the Company and the Bank at June 30, 2023 and December 31, 2022.
In addition to the minimum capital ratio requirement and minimum capital ratio to be well-capitalized presented in the referenced table in Note 10, the Bank must maintain a capital conservation buffer as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, Item 1 - Business, under the topic Basel III Capital Rules. At June 30, 2023, the Bank's capital conservation buffer, based on the most restrictive Total Capital to risk weighted assets capital ratio, was 4.5%, which is greater than the 2.5% requirement.

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
The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and investment securities and the objectives of its asset/liability management policy. The Company's most liquid assets are cash and cash equivalents. The level of these assets depends on the Company's operating, financing, lending and investing activities during any given period. At June 30, 2023, cash and cash equivalents totaled $76.3 million, compared with $60.8 million at December 31, 2022, which increase reflects net income of $19.0 million for the six months ended June 30, 2023, the increases in deposits and borrowings of $46.6 million and $28.9 million, respectively, and proceeds from investment securities maturities and repayments, net of purchases of $9.6 million, offset primarily by the deployment of cash into higher yielding loans of $83.2 million. Unencumbered investment securities totaled $108.0 million at June 30, 2023. At June 30, 2023, the Company had $17.8 million of investment securities pledged at the FRB Discount Window, with no associated borrowings outstanding. The Company's maximum borrowing capacity from the FHLB of Pittsburgh is $1.1 billion at June 30, 2023. In addition, the Company had $30.0 million in available unsecured lines of credit with other banks at June 30, 2023. The Bank tested its various sources of funding during 2023 to ensure accessibility.
See Note 8, Short-Term Borrowings, and Note 9, Long-Term Borrowings, to the unaudited condensed consolidated financial statements under Part I, Item 1, "Financial Information," for a description and terms of the Company’s borrowings and access to alternative sources of liquidity.
Supplemental Reporting of Non-GAAP Measures
As a result of prior acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $21.3 million and $21.8 million at June 30, 2023 and December 31, 2022, respectively.
Management believes providing certain “non-GAAP” financial information will assist investors in their understanding of the effect on recent financial results from non-recurring charges.
Tangible book value per share, as used by the Company in this supplemental reporting presentation, is determined by methods other than in accordance with GAAP. While we believe this information is a useful supplement to GAAP-based measures presented in this Form 10-Q, readers are cautioned that this non-GAAP disclosure has limitations as an analytical tool, should not be viewed as a substitute for financial measures determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of our results and financial condition as reported under GAAP, nor are such measures necessarily comparable to non-GAAP performance measures that may be presented by other companies. This supplemental presentation should not be construed as an inference that our future results will be unaffected by similar adjustments to be determined in accordance with GAAP. The increase in tangible book value per share (non-GAAP) from December 31, 2022 to June 30, 2023 is primarily due to net income of $19.0 million and an increase in other comprehensive income, net of taxes, of $5.7 million due to lower unrealized losses on AFS securities and interest rate swaps designated as hedging instruments caused by inversion of the yield curve.

The following table presents the computation of each non-GAAP based measure shown together with its most directly comparable GAAP-based measure.

(dollars and shares in thousands)	June 30, 2023	December 31, 2022
Tangible Book Value per Common Share
Shareholders' equity (most directly comparable GAAP-based measure)	$245,641	$228,896
Less: Goodwill	18,724	18,724
Other intangible assets	2,589	3,078
Related tax effect	(544)	(646)
Tangible common equity (non-GAAP)	$224,872	$207,740

Common shares outstanding	10,611	10,671

Book value per share (most directly comparable GAAP based measure)	$23.15	$21.45
Intangible assets per share	1.96	1.98
Tangible book value per share (non-GAAP)	$21.19	$19.47

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
The simulation analysis results are presented in the table below. The decrease in net interest income in the rising interest rate scenarios at June 30, 2023 compared to December 31, 2022 is the result of the expectation that funding costs will increase more than the yields on interest earning assets. Results in the falling interest rate scenario show the potential for a decrease in net interest income as a result of long-term fixed rate funding added to the balance sheet in 2023. Additionally, funding pressure in the model is not expected to abate within the first twelve months of a rates falling scenario. The Company is currently liability sensitive according to the model as interest bearing liabilities have begun repricing faster than interest earning assets. If interest bearing liabilities reprice slower than modeled, the pressure on net interest income may be reduced. However, further increases in interest rates on a flat balance sheet scenario could negatively impact the Company's net interest income.
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
The results at June 30, 2023 and December 31, 2022 reflect the impact of the FOMC's interest rate increases in effect at the end of each period. As the federal funds rate increases further, the increase in asset yields is countered by the model's acceleration in the cost of liabilities as compared to a slower realized pace so far in this rate cycle. To improve the comparability across periods, the Company strives to follow best practices related to the assumption setting and maintains the size and mix of the period end balance sheet; thus, the results do not reflect actions management may take through the normal course of business that would impact results.

Net Interest Income			Economic Value
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates (basis points)	June 30, 2023	December 31, 2022	Change in Market Interest Rates (basis points)	June 30, 2023	December 31, 2022
(200)	(3.3)%	4.7%	(200)	(26.5)%	(27.7)%
(100)	(1.2)%	4.8%	(100)	(9.8)%	(9.3)%
100	(0.9)%	(2.6)%	100	4.8%	3.8%
200	(2.6)%	(6.1)%	200	6.1%	4.0%

Item 4. Controls and Procedures
Based on the evaluation required by Exchange Act Rules 13a-15(b) and 15d-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), at June 30, 2023. Based on that evaluation, our

Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at June 30, 2023.
There were no significant changes made to the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to affect, our internal control over financial reporting during the six months ended June 30, 2023.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
Information regarding legal proceedings is included in Note 14, Contingencies, to the Consolidated Financial Statements under Part I, Item 1, "Financial Statements" and incorporated herein by reference.
Item 1A – Risk Factors
There have been no material changes from the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2023 to April 30, 2023	35,812	$19.50	35,812	68,985
May 1, 2023 to May 31, 2023	31,177	17.14	31,177	37,808
June 1, 2023 to June 30, 2023	9,341	18.36	9,341	28,467
Total	76,330	$18.40	76,330
In September 2015, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company may repurchase up to 416,000 shares of the Company's outstanding shares of common stock, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act, as amended. On April 19, 2021, the Board of Directors authorized the additional future repurchase of up to 562,000 shares of its outstanding common stock for a total of 978,000 shares. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. For the three months ended June 30, 2023, the Company repurchased 76,330 shares of its common stock at an average price of $18.40 per share. At June 30, 2023, 949,533 shares had been repurchased under the program at a total cost of $21.2 million, or $22.36 per share. Common stock available for future repurchase totals approximately 28,467 shares, or 0.3% of the Company's outstanding common stock at June 30, 2023.
Item 3 – Defaults Upon Senior Securities
Not applicable.
Item 4 – Mine Safety Disclosures
Not applicable.
Item 5 – Other Information
During the three months ended June 30, 2023, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as such term is defined in Item 408(c) of Regulation S-K.

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

Date: August 8, 2023