Form 10-Q
period 2023-09-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2023-11-08
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s Common Stock as of November 3, 2023: 10,614,071.

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

(Dollars in thousands, except per share amounts)	September 30, 2023	December 31, 2022
Assets
Cash and due from banks	$34,728	$28,477
Interest-bearing deposits with banks	60,211	32,346
Cash and cash equivalents	94,939	60,823
Restricted investments in bank stocks	12,987	10,642
Securities available for sale (amortized cost of $553,222 and $563,278 at September 30, 2023 and December 31, 2022, respectively)	495,162	513,728
Loans held for sale, at fair value	6,448	10,880
Loans	2,266,836	2,151,232
Less: Allowance for credit losses	(28,278)	(25,178)
Net loans	2,238,558	2,126,054
Premises and equipment, net	29,385	29,328
Cash surrender value of life insurance	72,754	71,760
Goodwill	18,724	18,724
Other intangible assets, net	2,650	3,078
Accrued interest receivable	12,212	11,027
Deferred tax assets, net	25,500	24,031
Other assets	45,116	42,333
Total assets	$3,054,435	$2,922,408
Liabilities
Deposits:
Noninterest-bearing	$435,488	$494,131
Interest-bearing	2,110,947	1,950,807
Deposits held for assumption in connection with sale of bank branch	—	31,307
Total deposits	2,546,435	2,476,246
Securities sold under agreements to repurchase and federal funds purchased	17,991	17,251
FHLB advances and other borrowings	157,250	106,139
Subordinated notes	32,076	32,026
Other liabilities	57,603	61,850
Total liabilities	2,811,355	2,693,512

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value—$0.05205 stated value per share; 50,000,000 shares authorized; 11,206,480 shares issued and 10,613,271 outstanding at September 30, 2023; 11,229,242 shares issued and 10,671,413 outstanding at December 31, 2022	583	584
Additional paid - in capital	188,458	189,264
Retained earnings	112,144	92,473
Accumulated other comprehensive loss	(44,343)	(39,913)
Treasury stock—593,209 and 557,829 shares, at cost at September 30, 2023 and December 31, 2022, respectively	(13,762)	(13,512)
Total shareholders’ equity	243,080	228,896
Total liabilities and shareholders’ equity	$3,054,435	$2,922,408
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Income (Loss) (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share amounts)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest income
Loans	$32,738	$23,152	$92,685	$66,548
Investment securities - taxable	4,459	2,907	13,244	6,462
Investment securities - tax-exempt	861	1,160	2,591	3,013
Short-term investments	633	200	1,349	536
Total interest income	38,691	27,419	109,869	76,559
Interest expense
Deposits	10,582	1,372	25,392	2,758
Securities sold under agreements to repurchase and federal funds purchased	31	10	84	24
FHLB advances and other borrowings	1,354	78	3,992	121
Subordinated notes	505	504	1,513	1,510
Total interest expense	12,472	1,964	30,981	4,413
Net interest income	26,219	25,455	78,888	72,146
Provision for credit losses	136	1,500	1,264	3,575
Net interest income after provision for credit losses	26,083	23,955	77,624	68,571
Noninterest income
Service charges on deposit accounts	1,020	977	2,966	2,861
Interchange income	963	1,014	2,921	3,059
Other service charges, commissions and fees	240	239	702	622
Swap fee income	255	197	451	1,935
Trust and investment management income	1,853	2,006	5,668	5,852
Brokerage income	973	947	2,727	2,864
Mortgage banking activities	(142)	(1,014)	448	205
Income from life insurance	620	583	1,855	1,742
Investment securities gain (losses)	2	(14)	(8)	(163)
Other income	141	1,123	1,431	1,749
Total noninterest income	5,925	6,058	19,161	20,726
Noninterest expenses
Salaries and employee benefits	12,885	12,705	38,135	35,354
Occupancy	1,089	1,166	3,249	3,586
Furniture and equipment	1,371	1,214	3,810	3,784
Data processing	1,248	1,192	3,666	3,410
Automated teller and interchange fees	314	329	920	952
Advertising and bank promotions	332	278	1,656	1,514
FDIC insurance	477	294	1,500	767
Professional services	965	887	2,203	2,417
Directors' compensation	199	213	667	674
Taxes other than income	387	488	847	1,160
Intangible asset amortization	228	272	717	845
Provision for legal settlement	—	13,000	—	13,000
Restructuring expenses	—	3,155	—	3,155
Other operating expenses	952	1,219	4,081	3,952
Total noninterest expenses	20,447	36,412	61,451	74,570
continued

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Income (loss) before income tax expense (benefit)	11,561	(6,399)	35,334	14,727
Income tax expense (benefit)	2,535	(1,571)	7,314	2,316
Net income (loss)	$9,026	$(4,828)	$28,020	$12,411

Per share information:
Basic earnings (loss) per share	$0.87	$(0.47)	$2.71	$1.17
Diluted earnings (loss) per share	0.87	(0.47)	2.68	1.16
Dividends paid per share	0.20	0.19	0.60	0.57
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income (loss)	$9,026	$(4,828)	$28,020	$12,411
Other comprehensive (loss) income, net of tax:
Unrealized losses on securities available for sale arising during the period	(14,448)	(17,283)	(8,510)	(60,242)
Reclassification adjustment for losses realized in net income	—	—	—	149
Net unrealized losses on securities available for sale	(14,448)	(17,283)	(8,510)	(60,093)
Tax effect	3,179	3,629	1,872	12,620
Total other comprehensive loss, net of tax and reclassification adjustments on securities available for sale	(11,269)	(13,654)	(6,638)	(47,473)
Unrealized gains (loss) on interest rate swaps used in cash flow hedges	1,439	(562)	2,831	(562)
Reclassification adjustment for losses realized in net income	—	—	—	—
Net unrealized gains (loss) on interest rate swaps used in cash flow hedges	1,439	(562)	2,831	(562)
Tax effect	(317)	118	(623)	118
Total other comprehensive income (loss), net of tax and reclassification adjustments on interest rate swaps used in cash flow hedges	1,122	(444)	2,208	(444)
Total other comprehensive loss, net of tax and reclassification adjustments	(10,147)	(14,098)	(4,430)	(47,917)
Total comprehensive (loss) income	$(1,121)	$(18,926)	$23,590	$(35,506)
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended September 30, 2023
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, July 1, 2023	$583	$187,859	$105,239	$(34,196)	$(13,844)	$245,641
Net income	—	—	9,026	—	—	9,026
Total other comprehensive loss, net of taxes	—	—	—	(10,147)	—	(10,147)
Cash dividends ($0.20 per share)	—	—	(2,121)	—	—	(2,121)
Share-based compensation plans:
1,600 net common shares acquired and 3,446 net treasury shares issued, including compensation expense totaling $1,228	—	599	—	—	82	681
Balance, September 30, 2023	$583	$188,458	$112,144	$(44,343)	$(13,762)	$243,080

	Nine Months Ended September 30, 2023
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2023	$584	$189,264	$92,473	$(39,913)	$(13,512)	$228,896
Cumulative effect of change in accounting principle - CECL (Note 3)	—	—	(1,984)	—	—	(1,984)
Net income	—	—	28,020	—	—	28,020
Total other comprehensive loss, net of taxes	—	—	—	(4,430)	—	(4,430)
Cash dividends ($0.60 per share)	—	—	(6,365)	—	—	(6,365)
Share-based compensation plans:
22,762 net common shares acquired and 35,380 net treasury shares acquired, including compensation expense totaling $1,763	(1)	(806)	—	—	(250)	(1,057)
Balance, September 30, 2023	$583	$188,458	$112,144	$(44,343)	$(13,762)	$243,080

	Three Months Ended September 30, 2022
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, July 1, 2022	$585	$188,178	$91,723	$(29,370)	$(13,589)	$237,527
Net loss	—	—	(4,828)	—	—	(4,828)
Total other comprehensive loss, net of taxes	—	—	—	(14,098)	—	(14,098)
Cash dividends ($0.19 per share)	—	—	(2,028)	—	—	(2,028)
Share-based compensation plans:
0 net common shares issued and 10,385 net treasury shares issued, including compensation expense totaling $741	—	552	—	—	253	805
Balance, September 30, 2022	$585	$188,730	$84,867	$(43,468)	$(13,336)	$217,378

	Nine Months Ended September 30, 2022
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2022	$586	$189,689	$78,700	$4,449	$(1,768)	$271,656
Net income	—	—	12,411	—	—	12,411
Total other comprehensive loss, net of taxes	—	—	—	(47,917)	—	(47,917)
Cash dividends ($0.57 per share)	—	—	(6,244)	—	—	(6,244)
Share-based compensation plans:
21,609 net common shares acquired and 475,377 net treasury shares acquired, including compensation expense totaling $1,608	(1)	(959)	—	—	(11,568)	(12,528)
Balance, September 30, 2022	$585	$188,730	$84,867	$(43,468)	$(13,336)	$217,378

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Nine Months Ended
(Dollars in thousands)	September 30, 2023	September 30, 2022
Cash flows from operating activities
Net income	$28,020	$12,411
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization	1,534	1,319
Depreciation and amortization expense	3,194	3,536
Provision for credit losses	1,264	3,575
Share-based compensation	1,763	1,608
Gains on sales of loans originated for sale	(214)	(1,305)
Fair value adjustments on loans held for sale	182	1,405
Mortgage loans originated for sale	(14,924)	(72,247)
Proceeds from sales of loans originated for sale	19,388	67,554
Gains on sale of portfolio loans	—	(306)
Net gain on sale of OREO and premises held for sale	(436)	—
Writedown of OREO and premises held for sale	—	1,297
Net loss on disposal of premises and equipment	242	483
Deferred income tax expense (benefit)	339	(2,489)
Investment securities losses	8	163
Provision for legal settlement	—	13,000
Return on investments in limited partnerships	(27)	(964)
Net unrealized gains on derivatives	(87)	(83)
Income from life insurance	(1,855)	(1,742)
Premium on branch sale	(1,102)	—
Decrease (increase) in accrued interest receivable and other assets	2,171	(1,660)
(Decrease) increase in accrued interest payable and other liabilities	(9,975)	10,358
Other, net	520	1,845
Net cash provided by operating activities	30,005	37,758
Cash flows from investing activities
Proceeds from sales of AFS securities	19,900	3,075
Maturities, repayments and calls of AFS securities	27,456	42,442
Purchases of AFS securities	(39,387)	(139,580)
Net (purchases) redemptions of restricted investments in bank stocks	(2,345)	783
Net distributions from investments in limited partnerships	179	1,410
Net increase in loans	(115,681)	(109,424)
Proceeds from sales of portfolio loans	—	4,443
Investment in limited partnerships	(1,037)	—
Purchases of bank premises and equipment	(1,771)	(805)
Proceeds from disposal of OREO and premises held for sale	2,536	—
Proceeds from disposal of premises and equipment	43	—
Net cash paid in branch sale	(17,641)	—
Death benefit proceeds from life insurance contracts	342	142
Other	(72)	—
Net cash used in investing activities	(127,478)	(197,514)
continued

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from financing activities
Net increase in deposits	88,924	40,917
Net increase (decrease) in borrowings with original maturities less than 90 days	13,306	(2,236)
Proceeds from FHLB advances with original maturities greater than 90 days	40,000	—
Payments on FHLB advances with original maturities greater than 90 days	(1,455)	(329)
Dividends paid	(6,365)	(6,244)
Acquisition of treasury stock	(2,579)	(14,056)
Shares repurchased as treasury stock for employee taxes associated with restricted stock vesting	(378)	(262)
Proceeds from issuance of employee stock purchase plan shares	136	183
Net cash provided by financing activities	131,589	17,973
Net increase (decrease) in cash and cash equivalents	34,116	(141,783)
Cash and cash equivalents at beginning of period	60,823	208,710
Cash and cash equivalents at end of period	$94,939	$66,927

	Nine Months Ended
	September 30, 2023	September 30, 2022
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$29,655	$3,917
Income taxes	4,750	3,400
Supplemental schedule of noncash activities:
Loans transferred from LHFS to portfolio loans	—	1,510
OREO acquired in settlement of loans	85	—
Premise and equipment transferred to held for sale	—	2,844
Lease liabilities arising from obtaining ROU assets	2,416	94
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
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of Orrstown Financial Services, Inc. and its wholly owned subsidiary, the Bank. The Company has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, SEC rules that permit reduced disclosure for interim periods, and Article 10 of Regulation S-X. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements. There have been no material changes to the Company's significant accounting policies for the nine months ended September 30, 2023, except for the adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces our ALL policy under the incurred loss model, and adoption of ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which replaces our TDR accounting model policy, which are both discussed below in Recently Adopted Accounting Standards. The December 31, 2022 consolidated balance sheet information contained in this Quarterly Report on Form 10-Q was derived from the Company's 2022 audited consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications have been made to the prior period amounts to conform with current period classifications. These reclassifications did not have a material impact on the Company's consolidated financial condition, results of operations or statement of consolidated cash flows.
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
Changes to the fair value of derivatives designated and that qualify as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The Company discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period due to circumstances. Upon discontinuance, the associated gains and losses deferred in AOCI are reclassified immediately into earnings and subsequent changes in the fair value of the cash flow hedge are recognized in earnings. At September 30, 2023, the Company had two interest rate swaps designated as hedging instruments with a total notional value of $125.0 million compared to two interest rate swaps designated as hedging instruments with a total notional value of $100.0 million at December 31, 2022.
Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps and interest rate caps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps and interest rate caps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. At September 30, 2023 and December 31, 2022, the Company had interest rate swaps not designated as hedges with a total notional value of $319.5 million and $268.8 million, respectively.
The Company also may enter into risk participation agreements with a financial institution counterparty for an interest rate derivative contract related to a loan in which the Company may be a participant or the agent bank. The risk participation agreement provides credit protection to the agent bank should the borrower fail to perform on its interest rate derivative contracts with the agent bank. The Company manages its credit risk on risk participation agreements by monitoring the creditworthiness of the borrower, which follows the same credit review process as derivative instruments entered into directly with the borrower. The notional amount of a risk participation agreement reflects the Company's pro-rata share of the derivative instrument, consistent with its share of the related participated loan. Changes in the fair value of the risk participation agreement are recognized directly into earnings. At September 30, 2023 and December 31, 2022, the Company had four risk participations with sold protection with a total notional value of $32.6 million and $29.0 million, respectively, and a risk participation with purchased protection with a notional value of $4.9 million at both September 30, 2023 and December 31, 2022.
As a part of its normal residential mortgage operations, the Company will enter into an interest rate lock commitment with a potential borrower. The Company may enter into a corresponding commitment with an investor to sell that loan at a specific price shortly after origination. In accordance with FASB ASC 820, adjustments are recorded through earnings to account for the net change in fair value of these held for sale loans. The fair value of held for sale loans can vary based on the interest rate locked with the customer and the current market interest rate at the balance sheet date. At September 30, 2023 and December 31, 2022, the Company had interest rate lock commitments with a notional value of $593 thousand and $1.4 million, respectively, and forward sale loan commitments with a notional value of $150 thousand and $3.5 million, respectively.
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
Reference Rate Reform
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 contains optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The optional expedients apply consistently to all contracts or transactions within the scope of this topic, while the optional expedients for hedging relationships can be elected on an individual basis. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This update defers the sunset date for applying the reference rate relief by two years to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. In 2021, the administrator of LIBOR delayed the intended cessation date of certain tenors of LIBOR to June 30, 2023. After June 30, 2023, the publication of the one-month, three-month and twelve-month tenors of LIBOR ceased.
The Company had a cross-functional working group who led the transition from LIBOR to the adoption of an alternate index. This group identified the loans and financial instruments indexed to LIBOR, verified proper transition language existed in the contracts and executed contractual updates, as needed, with the impacted borrowers. The Company replaced LIBOR, in most cases with the 30-Day Average SOFR or Term SOFR, in its loan agreements and will utilize Fallback Rate SOFR, where prescribed. The implementation of Topic 848 did not have a significant impact on the Company's financial statements.

NOTE 2. INVESTMENT SECURITIES
At September 30, 2023 and December 31, 2022, all investment securities were classified as AFS. The following table summarizes amortized cost, fair value and ACL of investment securities, and the corresponding amounts of gross unrealized gains and losses recognized in AOCI, and the allowance for credit losses at September 30, 2023 and December 31, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2023
U.S. Treasury securities	$20,060	$—	$2,917	$—	$17,143
U.S. Government Agencies	4,149	173	—	—	4,322
States and political subdivisions	223,807	—	35,690	—	188,117
GSE residential MBSs	62,395	—	5,044	—	57,351
GSE commercial MBSs	4,413	365	—	—	4,778
GSE residential CMOs	80,693	—	8,656	—	72,037
Non-agency CMOs	43,772	274	5,067	—	38,979
Asset-backed	113,813	447	1,945	—	112,315
Other	120	—	—	—	120
Totals	$553,222	$1,259	$59,319	$—	$495,162
December 31, 2022
U.S. Treasury securities	$20,070	$—	$2,779	n/a	$17,291
U.S. Government Agencies	4,907	228	—	n/a	5,135
States and political subdivisions	225,825	19	28,430	n/a	197,414
GSE residential MBSs	63,778	—	4,376	n/a	59,402
GSE residential CMOs	75,446	—	7,068	n/a	68,378
Non-agency CMOs	42,298	243	2,783	n/a	39,758
Asset-backed	130,577	—	4,604	n/a	125,973
Other	377	—	—	n/a	377
Totals	$563,278	$490	$50,040	n/a	$513,728
The following table summarizes investment securities with unrealized losses aggregated by major investment security type and the length of time in a continuous unrealized loss position. For these investment securities, no ACL was recorded at September 30, 2023 and no cumulative OTTI expense was recorded at December 31, 2022.

	Less Than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
September 30, 2023
U.S. Treasury securities	—	$—	$—	3	$17,143	$2,917	3	$17,143	$2,917
States and political subdivisions	10	4,147	294	41	183,970	35,396	51	188,117	35,690
GSE residential MBSs	—	—	—	15	57,351	5,044	15	57,351	5,044
GSE residential CMOs	5	16,044	581	14	55,993	8,075	19	72,037	8,656
Non-agency CMOs	1	6,024	512	4	15,868	4,555	5	21,892	5,067
Asset-backed	1	892	7	15	77,377	1,938	16	78,269	1,945
Totals	17	$27,107	$1,394	92	$407,702	$57,925	109	$434,809	$59,319
December 31, 2022
U.S. Treasury securities	—	$—	$—	3	$17,291	$2,779	3	$17,291	$2,779
States and political subdivisions	29	135,579	13,809	17	60,102	14,621	46	195,681	28,430
GSE residential MBSs	5	26,100	925	10	33,302	3,451	15	59,402	4,376
GSE residential CMOs	8	28,732	1,884	9	39,646	5,184	17	68,378	7,068
Non-agency CMOs	4	26,555	1,135	2	8,639	1,648	6	35,194	2,783
Asset-backed	17	78,873	2,432	5	47,100	2,172	22	125,973	4,604
Totals	63	$295,839	$20,185	46	$206,080	$29,855	109	$501,919	$50,040

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
The Company did not record an ACL on the AFS securities at September 30, 2023 or upon implementation of CECL on January 1, 2023. As of both periods, the Company considers the unrealized losses on the AFS securities to be related to fluctuations in market conditions, primarily interest rates, and not reflective of deterioration in credit. In addition, the Company maintains that it has the intent and ability to hold these AFS securities until the amortized cost is recovered and it is more likely than not that any of AFS securities in an unrealized loss position would not be required to be sold. At September 30, 2023 and December 31, 2022, unrealized losses were higher than prior periods due to market uncertainty resulting from inflation and higher interest rates from the time of the security purchase.
U.S. Treasury Securities. The unrealized losses presented in the table above have been caused by an increase in rates from the time these securities were purchased. Management considers the full faith and credit of the U.S. government in determining whether declines in fair value are due to credit factors. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell them before recovery of their amortized cost basis, which may be maturity. In addition, the unrealized losses are not credit related. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at September 30, 2023.
States and Political Subdivisions. The unrealized losses presented in the table above have been caused by a widening of spreads and/or a rise in interest rates from the time these securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether declines in fair value are due to credit factors. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell them before recovery of their amortized cost basis, which may be maturity. In addition, the unrealized losses are not credit related. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at September 30, 2023.
GSE Residential CMOs and GSE Residential MBS. The unrealized losses presented in the table above have been caused by a widening of spreads and a rise in interest rates from the time these securities were purchased. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than its par value basis. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell them before recovery of their amortized cost basis, which may be maturity. In addition, the unrealized losses are not credit related. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at September 30, 2023.
Non-Agency CMOs. The unrealized losses presented in the table above were caused by a widening of spreads and a rise in interest rates from the time the securities were purchased. Management considers the investment rating and other credit support in determining whether declines in fair value are due to credit factors. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell them before recovery of their amortized cost basis, which may be maturity. In addition, the unrealized losses are not credit related. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at September 30, 2023.
Asset-backed. The unrealized losses presented in the table above were caused by a widening of spreads and a rise in the interest rates from the time the securities were purchased. Management considers the investment rating and other credit support in determining whether declines in fair value are due to credit factors. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell them before recovery of their amortized cost basis, which may be maturity. In addition, the unrealized losses are not credit related. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at September 30, 2023.
The following table summarizes amortized cost and fair value of investment securities by contractual maturity at September 30, 2023. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	31,439	27,291
Due after five years through ten years	56,845	49,216
Due after ten years	159,852	133,195
CMOs and MBSs	191,273	173,145
Asset-backed	113,813	112,315
Totals	$553,222	$495,162
The following table summarizes proceeds from sales of investment securities and gross gains and gross losses for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Proceeds from sale of investment securities	$19,900	$—	$19,900	$3,075
Gross gains	2	—	2	25
Gross losses	—	14	10	17
During the three and nine months ended September 30, 2023, the Company recorded net investment security gains of $2 thousand and net investment security losses of $8 thousand primarily from mark-to-market losses on an equity security, respectively, compared to net losses of $14 thousand and net gains of $8 thousand for the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2023, the Company sold three U.S. Treasury securities with a principal balance of $19.9 million for a nominal gain. During the nine months ended September 30, 2022, the Company completed a partial sale of one security with a principal balance of $3.1 million that was sold for proceeds of $3.1 million for a gross gain of $22 thousand. The Company did not sell any investment securities during the three months ended September 30, 2022. The Company recorded a loss of $171 thousand on a call of a non-agency CMO for the nine months ended September 30, 2022. Investment securities with a fair value of $435.9 million and $396.8 million at September 30, 2023 and December 31, 2022, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

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
Commercial and industrial loans include advances to local and regional businesses for general commercial purposes and include permanent and short-term working capital, machinery and equipment financing, and may be either in the form of lines of credit or term loans. Although commercial and industrial loans may be unsecured to our highest-rated borrowers, the majority of these loans are secured by the borrower’s accounts receivable, inventory and machinery and equipment. In a significant number of these loans, the collateral also includes the business real estate or the business owner’s personal real estate or assets. Commercial and industrial loans present credit exposure to the Company, as they are more susceptible to risk of loss during a downturn in the economy as borrowers may have greater difficulty in meeting their debt service requirements and the value of the collateral may decline. The Company's underwriting standards are developed to mitigate this risk. The underwriting process includes evaluating the creditworthiness of the borrower and, to the extent available, credit ratings on the business. Additionally, monitoring of the loans through annual renewals and meetings with the borrowers is typical. However, these procedures cannot eliminate the risk of loss associated with commercial and industrial lending. At September 30, 2023 and December 31, 2022, commercial and industrial loans include $6.2 million and $13.8 million, respectively, net of deferred fees and costs, originated through the SBA PPP. At September 30, 2023, the Bank has $88 thousand of net deferred SBA PPP fees remaining to be recognized through net interest income over the remaining life of the loans. As these loans are 100% guaranteed by the SBA, there is no associated ACL at September 30, 2023.
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
The Company adopted the new current expected credit loss accounting guidance, CECL, and all related amendments as of January 1, 2023. Certain credit quality disclosures related to impaired loans and individually and collectively evaluated loans were superseded with the current CECL guidance, which was adopted on January 1, 2023, and have not been included below as of September 30, 2023.

The following table presents the loan portfolio by segment and class, excluding residential LHFS, at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Commercial real estate:
Owner occupied	$376,350	$315,770
Non-owner occupied	630,514	608,043
Multi-family	143,437	138,832
Non-owner occupied residential	100,391	104,604
Acquisition and development:
1-4 family residential construction	25,642	25,068
Commercial and land development	153,279	158,308
Commercial and industrial (1)	374,190	357,774
Municipal	10,334	12,173
Residential mortgage:
First lien	248,335	229,849
Home equity - term	5,223	5,505
Home equity - lines of credit	188,736	183,241
Installment and other loans	10,405	12,065
Total loans	$2,266,836	$2,151,232
(1) This balance includes $6.2 million and $13.8 million of SBA PPP loans, net of deferred fees and costs, at September 30, 2023 and December 31, 2022, respectively.
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

The following table presents the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of September 30, 2023. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan and payment activity, which residential mortgage and installment and other consumer loans are presented below based on payment performance: performing or nonperforming.

	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$46,027	$94,573	$79,707	$22,354	$21,605	$66,222	$5,372	$—	$335,860
Special mention	—	10,007	2,541	—	—	2,398	—	—	14,946
Substandard - Non-IEL	—	—	—	6,122	—	2,165	457	—	8,744
Substandard - IEL	—	—	—	14,321	—	2,479	—	—	16,800
Total owner-occupied loans	$46,027	$104,580	$82,248	$42,797	$21,605	$73,264	$5,829	$—	$376,350
Current period gross charge offs - owner-occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied:
Risk rating
Pass	$36,918	$98,722	$206,053	$85,808	$63,827	$135,331	$510	$871	$628,040
Special mention	—	—	—	—	—	2,144	—	—	2,144
Substandard - Non-IEL	—	—	—	—	—	78	—	—	78
Substandard - IEL	—	—	—	—	—	252	—	—	252
Total non-owner occupied loans	$36,918	$98,722	$206,053	$85,808	$63,827	$137,805	$510	$871	$630,514
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family:
Risk rating
Pass	$2,255	$59,413	$8,732	$12,765	$7,791	$50,300	$150	$—	$141,406
Special mention	—	—	—	—	—	2,031	—	—	2,031
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total multi-family loans	$2,255	$59,413	$8,732	$12,765	$7,791	$52,331	$150	$—	$143,437
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Non-owner occupied residential:
Risk rating
Pass	$7,137	$23,451	$18,807	$10,005	$6,775	$31,144	$1,503	$—	$98,822
Special mention	—	—	—	—	—	894	—	—	894
Substandard - Non-IEL	—	—	—	—	—	385	—	—	385
Substandard - IEL	2	—	192	—	—	96	—	—	290
Total non-owner occupied residential loans	$7,139	$23,451	$18,999	$10,005	$6,775	$32,519	$1,503	$—	$100,391
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$—	$—	$12	$—	$—	$12
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$13,111	$12,383	$—	$—	$—	$—	$—	$—	$25,494
Special mention	—	—	148	—	—	—	—	—	148
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total 1-4 family residential construction loans	$13,111	$12,383	$148	$—	$—	$—	$—	$—	$25,642
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and land development:
Risk rating
Pass	$21,879	$52,815	$50,957	$9,946	$114	$1,841	$6,655	$5,990	$150,197
Special mention	—	—	—	1,223	—	442	—	—	1,665
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	1,417	—	—	1,417
Total commercial and land development loans	$21,879	$52,815	$50,957	$11,169	$114	$3,700	$6,655	$5,990	$153,279
Current period gross charge offs - commercial and land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial:
Risk rating
Pass	$55,922	$77,312	$75,336	$25,943	$10,988	$22,123	$92,100	$2,223	$361,947
Special mention	—	1,387	3,699	15	1,248	386	3,235	—	9,970
Substandard - Non-IEL	—	—	1,223	—	9	287	92	—	1,611
Substandard - IEL	—	—	—	8	—	508	146	—	662
Total commercial and industrial loans	$55,922	$78,699	$80,258	$25,966	$12,245	$23,304	$95,573	$2,223	$374,190
Current period gross charge offs - commercial and industrial	$—	$161	$106	$—	$—	$8	$473	$—	$748
Municipal:
Risk rating
Pass	$—	$4	$3,403	$—	$—	$6,927	$—	$—	$10,334
Total municipal loans	$—	$4	$3,403	$—	$—	$6,927	$—	$—	$10,334
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Residential mortgage:
First lien:
Payment performance
Performing	$27,657	$65,681	$35,176	$8,071	$7,690	$100,990	$—	$642	$245,907
Nonperforming	—	—	—	—	172	2,256	—	—	2,428
Total first lien loans	$27,657	$65,681	$35,176	$8,071	$7,862	$103,246	$—	$642	$248,335
Current period gross charge offs - first lien	$—	$—	$—	$—	$—	$58	$—	$—	$58
Home equity - term:
Payment performance
Performing	$553	$750	$140	$443	$124	$3,210	$—	$—	$5,220
Nonperforming	—	—	—	—	—	3	—	—	3
Total home equity - term loans	$553	$750	$140	$443	$124	$3,213	$—	$—	$5,223
Current period gross charge offs - home equity - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$111,582	$76,259	$187,841
Nonperforming	—	—	—	—	—	—	877	18	895
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$112,459	$76,277	$188,736
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$—	$40	$—	$40
Installment and other loans:
Payment performance
Performing	$718	$457	$357	$118	$861	$1,350	$6,516	$—	$10,377
Nonperforming	—	—	—	—	19	5	4	—	28
Total Installment and other loans	$718	$457	$357	$118	$880	$1,355	$6,520	$—	$10,405
Current period gross charge offs - installment and other	$139	$24	$—	$—	$4	$10	$21	$—	$198
The information presented in the table above is not required for periods prior to the adoption of CECL. The following table summarizes the Company’s loan portfolio ratings based on its internal risk rating system at December 31, 2022, which presents the most comparable required information. Prior to the adoption of CECL, PCD loans were classified as PCI loans and accounted for under ASC 310-30. In accordance with the CECL standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the adoption date. At September 30, 2023, the amortized cost of the PCD loans was $8.8 million.

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
At September 30, 2023, the Company’s individually evaluated loans were measured based on the estimated fair value of the collateral securing the loan, except for purchased auto loans on nonaccrual status and accruing loans accounted for as TDRs prior to the adoption of ASU 2022-02. At December 31, 2022, except for TDRs, the Company's individually evaluated loans were measured based on the estimated fair value of the collateral securing the loan. Prior to the adoption of ASU 2022-02, by definition, TDRs were considered impaired and the related impairment analyses were initially based on discounted cash flows. For real estate loans, collateral generally consists of commercial or residential real estate, but in the case of commercial and industrial loans, it could also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.

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

The following table presents the amortized cost basis of nonaccrual loans, according to loan class, with and without reserves on individually evaluated loans as of September 30, 2023, as compared to nonaccrual loans at December 31, 2022. The Company did not recognize interest income on nonaccrual loans during the three and nine months ended September 30, 2023.

	September 30, 2023				December 31, 2022
	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing	Total nonaccrual loans
Commercial real estate:
Owner-occupied	$—	$16,800	$16,800	$—	$2,767
Non-owner occupied	—	252	252	—	—
Non-owner occupied residential	—	288	288	—	81
Acquisition and development:
Commercial and land development	—	1,417	1,417	—	15,426
Commercial and industrial	—	662	662	—	31
Residential mortgage:
First lien	—	2,025	2,025	277	1,838
Home equity – term	—	3	3	—	5
Home equity – lines of credit	—	849	849	—	395
Installment and other loans	4	24	28	—	40
Total	$4	$22,320	$22,324	$277	$20,583
A loan is considered to be collateral-dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral. At September 30, 2023, substantially all individually evaluated loans were collateral-dependent and consisted primarily of commercial real estate, acquisition and development and residential mortgage loans, which were primarily secured by commercial or residential real estate. All of the Company’s collateral-dependent loans had appraised collateral values which exceeded the amortized cost basis of the related loan as of September 30, 2023. The following table presents the amortized cost basis of collateral-dependent loans by class as of September 30, 2023:

	Type of Collateral
	Business Assets	Commercial Real Estate	Equipment	Land	Residential Real Estate	Other	Total
Commercial real estate:
Owner occupied	$—	$16,800	$—	$—	$—	$—	$16,800
Non-owner occupied	—	252	—	—	—	—	252
Non-owner occupied residential	—	288	—	—	—	—	288
Acquisition and development:
Commercial and land development	—	1,417	—	—	—	—	1,417
Commercial and industrial	654	—	8	—	—	—	662
Residential mortgage:
First lien	—	—	—	—	1,940	—	1,940
Home equity - term	—	—	—	—	3	—	3
Home equity - lines of credit	—	—	—	—	849	—	849
Installment and other loans	—	—	—	—	—	4	4
Total	$654	$18,757	$8	$—	$2,792	$4	$22,215

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

The following table, which excludes accruing PCI loans, presents the most comparable required information for the prior comparative periods and summarizes the average recorded investment in impaired loans and related recognized interest income for the three and nine months ended September 30, 2022:

	September 30, 2022
	Average Impaired Balance	Interest Income Recognized
Three Months Ended September 30,
Commercial real estate:
Owner-occupied	$2,881	$—
Non-owner occupied residential	93	—
Commercial and industrial	51	—
Residential mortgage:
First lien	2,390	10
Home equity – term	5	—
Home equity - lines of credit	382	—
Installment and other loans	43	—
	$5,845	$10
Nine Months Ended September 30,
Commercial real estate:
Owner occupied	$3,126	$—
Non-owner occupied residential	100	—
Commercial and industrial	132	—
Residential mortgage:
First lien	2,370	25
Home equity - term	6	—
Home equity - lines of credit	407	—
Installment and other loans	45	—
	$6,186	$25
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
The Company may modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, interest rate reduction or an other-than-insignificant payment delay. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL. The Company may also provide multiple types of modifications on an individual loan. For the nine months ended September 30, 2023, the Company did not extend any modifications to borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan.

The following table presents the most comparable required information for impaired loans that were TDRs, with the recorded investment at December 31, 2022:

	December 31, 2022
	Number of Contracts	Recorded Investment
Accruing:
Residential mortgage:
First lien	8	$682
Nonaccruing:
Residential mortgage:
First lien	4	212
Installment and other loans	1	2
	5	214
	13	$896

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due by aggregating loans based on its delinquencies. The following table presents the classes of the loan portfolio summarized by aging categories at September 30, 2023:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due	Total Loans
September 30, 2023
Commercial real estate:
Owner occupied	$—	$230	$131	$361	$375,989	$376,350
Non-owner occupied	—	—	—	—	630,514	630,514
Multi-family	—	—	—	—	143,437	143,437
Non-owner occupied residential	—	—	—	—	100,391	100,391
Acquisition and development:
1-4 family residential construction	—	—	—	—	25,642	25,642
Commercial and land development	—	—	—	—	153,279	153,279
Commercial and industrial	893	16	38	947	373,243	374,190
Municipal	—	—	—	—	10,334	10,334
Residential mortgage:
First lien	1,564	1,311	749	3,624	244,711	248,335
Home equity - term	—	—	—	—	5,223	5,223
Home equity - lines of credit	1,174	887	513	2,574	186,162	188,736
Installment and other loans	70	5	4	79	10,326	10,405
	$3,701	$2,449	$1,435	$7,585	$2,259,251	$2,266,836

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
All factors noted above were established upon adoption of CECL and were deemed appropriate at September 30, 2023. For the three and nine months ended September 30, 2023, these factors were unchanged from levels at adoption of CECL, except for an increase in the Delinquency and Classified Loan Trends qualitative factor for the commercial & industrial and owner-occupied commercial real estate loan classes, which was based on a recent trend of increases in loans downgraded to the special mention or classified risk rating, and an increase in the Economic Conditions qualitative factor for the residential mortgages, installment and other loans, which was based on growing concerns related to consumer debt levels, the impact of inflationary pressures and the reinstatement of student loan repayments.

The following table presents the activity in the ACL, including the impact of adopting CECL, for the three and nine months ended September 30, 2023 and the activity in the ALL for the three and nine months ended September 30, 2022:

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
September 30, 2023
Balance, beginning of period	$16,996	$2,767	$5,854	$167	$25,784	$2,307	$292	$2,599	$—	$28,383
Provision for credit losses	(173)	125	(62)	(11)	(121)	239	18	257	—	136
Charge-offs	—	—	(267)	—	(267)	—	(75)	(75)	—	(342)
Recoveries	17	1	33	—	51	31	19	50	—	101
Balance, end of period	$16,840	$2,893	$5,558	$156	$25,447	$2,577	$254	$2,831	$—	$28,278
September 30, 2022
Balance, beginning of period	$12,294	$3,024	$4,471	$26	$19,815	$3,004	$223	$3,227	$237	$23,279
Provision for loan losses	551	342	296	(1)	1,188	309	(5)	304	8	1,500
Charge-offs	—	—	(87)	—	(87)	—	(24)	(24)	—	(111)
Recoveries	—	1	32	—	33	2	6	8	—	41
Balance, end of period	$12,845	$3,367	$4,712	$25	$20,949	$3,315	$200	$3,515	$245	$24,709

Nine Months Ended
September 30, 2023
Beginning balance, prior to adoption of CECL	$13,558	$3,214	$4,505	$24	$21,301	$3,444	$188	$3,632	$245	$25,178
Impact of adopting CECL	2,857	(214)	928	169	3,740	(1,121)	49	(1,072)	(245)	2,423
Provision for credit losses	335	(111)	790	(37)	977	163	124	287	—	1,264
Charge-offs	(12)	—	(748)	—	(760)	(98)	(198)	(296)	—	(1,056)
Recoveries	102	4	83	—	189	189	91	280	—	469
Balance, end of period	$16,840	$2,893	$5,558	$156	$25,447	$2,577	$254	$2,831	$—	$28,278
September 30, 2022
Balance, beginning of period	$12,037	$2,062	$3,814	$30	$17,943	$2,785	$215	$3,000	$237	$21,180
Provision for loan losses	776	1,295	980	(5)	3,046	508	13	521	8	3,575
Charge-offs	—	—	(202)	—	(202)	(10)	(42)	(52)	—	(254)
Recoveries	32	10	120	—	162	32	14	46	—	208
Balance, end of period	$12,845	$3,367	$4,712	$25	$20,949	$3,315	$200	$3,515	$245	$24,709
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

NOTE 4. LEASES
A lease provides the lessee the right to control the use of an identified asset for a period of time in exchange for consideration. The Company has primarily entered into operating leases for branches and office space. Most of the Company's leases contain renewal options, which the Company is reasonably certain to exercise. Including renewal options, the Company's leases range from 4 to 30 years. Operating lease right-of-use assets and lease liabilities are included in other assets and accrued interest and other liabilities on the Company's unaudited condensed consolidated balance sheets.
The Company uses its incremental borrowing rate to determine the present value of the lease payments, as the rate implicit in the Company's leases is not readily determinable. Lease agreements that contain non-lease components are generally accounted for as a single lease component, while variable costs, such as common area maintenance expenses and property taxes, are expensed as incurred.
The following table summarizes the Company's operating leases at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Operating lease ROU assets	$11,053	$9,270
Operating lease ROU liabilities	11,821	9,976
Weighted-average remaining lease term (in years)	15.2	14.3
Weighted-average discount rate	4.3%	4.1%
The following table presents information related to the Company's operating leases for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Cash paid for operating lease liabilities	$319	$300	$890	$889
Operating lease expense	337	347	948	1,090
The following table presents expected future maturities of the Company's lease liabilities as of September 30, 2023:

2023	$334
2024	1,349
2025	1,371
2026	1,403
2027	1,437
Thereafter	11,381
17,275
Less: imputed interest	5,454
Total lease liabilities	$11,821

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
At September 30, 2023 and December 31, 2022, goodwill was $18.7 million. No impairment charges were recorded in the three and nine months ended September 30, 2023 and 2022.

Goodwill is not amortized but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit.
The Company conducted its last annual goodwill impairment test as of November 30, 2022 using generally accepted valuation methods. As a result of that impairment test, no goodwill impairment was identified. During the nine months ended September 30, 2023, the market and banking sector was impacted by the rising interest rates and current economic conditions, which caused the Company's stock price and market capitalization to decline. The Company performed a qualitative assessment, which indicated that it was more likely than not that the fair value exceeded its carrying value, resulting in no impairment charge for the nine months ended September 30, 2023. Management will continue to evaluate the economic conditions for any potential applicable changes.

The following table presents changes in and components of other intangible assets for the three and nine months ended September 30, 2023 and 2022. During the three months ended September 30, 2023, the Company acquired an investment advisory firm and related accounts with assets under management of approximately $67.2 million. In connection with this acquisition, the Company recorded an intangible asset totaling $289 thousand associated with the customer list.
No impairment charges were recorded on other intangible assets during the three and nine months ended September 30, 2023 and September 30, 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning of period	$2,589	$3,610	$3,078	$4,183
Acquired customer list	289	—	289	—
Amortization expense	(228)	(272)	(717)	(845)
Balance, end of period	$2,650	$3,338	$2,650	$3,338
The following table presents the components of other identifiable intangible assets at September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$8,390	$6,029	$8,390	$5,312
Other customer relationship intangibles	289	—	25	25
Total	$8,679	$6,029	$8,415	$5,337
The following table presents future estimated aggregate amortization expense for other identifiable intangible assets at September 30, 2023:

2023	$291
2024	827
2025	648
2026	468
2027	289
Thereafter	127
$2,650

NOTE 6. SHARE-BASED COMPENSATION PLANS
The Company maintains share-based compensation plans under the shareholder-approved 2011 Plan. The purpose of the share-based compensation plans is to provide officers, employees, and non-employee members of the Board of Directors of the Company with additional incentive to further the success of the Company. At September 30, 2023, 1,281,920 shares of the common stock of the Company were reserved, of which 422,358 shares are available to be issued.
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

The following table presents a summary of nonvested restricted shares activity for the nine months ended September 30, 2023:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares, beginning of year	284,909	$22.35
Granted	148,501	23.57
Forfeited	(33,832)	22.58
Vested	(107,466)	22.56
Nonvested shares, at period end	292,112	$22.87
The following table presents restricted share compensation expense, with tax benefit information, and fair value of shares vested, for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Restricted share award expense	$606	$602	$1,756	$1,461
Restricted share award tax benefit	127	126	369	307
Fair value of shares vested	—	71	2,460	1,935
The unrecognized compensation expense related to the share awards totaled $3.9 million at September 30, 2023 and $3.0 million at December 31, 2022. The unrecognized compensation expense at September 30, 2023 is expected to be recognized over a weighted-average period of 1.8 years.
The Company maintains an employee stock purchase plan to provide employees of the Company with an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed the lesser of the IRS limit of $25,000 or 10% of their annual salary at the lower of 95% of the fair market value of the shares on the semi-annual offering date, or related purchase date. The purchases occur in March and September of each year. The Company reserved 350,000 shares of its common stock to be issued under the employee stock purchase plan. At September 30, 2023, 139,146 shares were available to be issued.
The following table presents information for the employee stock purchase plan for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Shares purchased	3,446	4,154	6,449	8,107
Weighted average price of shares purchased	$20.52	$22.60	$21.14	$22.53
Compensation expense recognized	4	13	7	21
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
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed or variable amounts from a counterparty in exchange for the Company making variable-rate or fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company, however, discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period due to circumstances. Upon discontinuance, the associated gains and losses deferred in AOCI are reclassified immediately into earnings and subsequent changes in the fair value of the cash flow hedge are recognized in earnings. The Company entered into one new interest rate swap designed as a hedging instrument with a notional value of $75.0 million during the nine months ended September 30, 2023. At September 30, 2023, the Company had two interest rate swaps designated as hedging instruments with a total notional value of $125.0 million for the purpose of hedging the variable cash flows of selected AFS securities or loans or hedging variable cash flows associated with the Company's borrowings compared to two interest rate swaps designated as hedging instruments with a total notional value of $100.0 million at December 31, 2022 for the purpose of hedging the variable cash flows of selected AFS securities. During the three months ended September 30, 2023, the Company had one interest rate swap designated as a hedging instrument mature with a total notional value of $50.0 million.
The Company enters into interest rate swap agreements that allow its commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. In addition, the Company may enter into interest rate caps that allow its commercial loan customers to gain protection against significant interest rate increases and provide a upper limit, or cap, on the variable interest rate. The Company then enters into a corresponding swap or cap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps and interest rate caps with both the customers and third parties are not designated as hedges and are marked through earnings. At September 30, 2023, the Company had 31 customer and 31 corresponding third-party broker interest rate derivatives not designated as a hedging instrument with an aggregate notional amount of $319.5 million, compared to $268.8 million in notional amount of such derivative instruments at December 31, 2022. The Company entered into four new interest rate swaps with its commercial loan customers and recognized swap fee income of $255 thousand during the three months ended September 30, 2023 and six new interest rate swaps that resulted in swap fee income $451 thousand during the nine months ended September 30, 2023. This is compared to four new interest rate swaps that resulted in swap fee income of $197 thousand during the three months ended September 30, 2022 and nine new interest rate swaps that resulted in swap fee income of $1.9 million during the nine months ended September 30, 2022. Swap fee income is included in noninterest income in the unaudited condensed consolidated statements of income.
At September 30, 2023 and December 31, 2022, the Company had cash collateral of $9.7 million and $5.4 million with the third parties for certain of these derivatives, respectively. At September 30, 2023 and December 31, 2022, the Company received cash collateral of $16.1 million and $8.5 million from a counterparty for these derivatives, respectively.
The Company also may enter into risk participation agreements with a financial institution counterparty for an interest rate derivative contract related to a loan in which the Company may be a participant or the agent bank. The risk participation agreement provides credit protection to the agent bank should the borrower fail to perform on its interest rate derivative contracts with the agent bank. The Company manages its credit risk on the risk participation agreement by monitoring the creditworthiness of the borrower, which is based on the same credit review process as though the Company had entered into the derivative instruments directly with the borrower. The notional amount of such risk participation agreement reflects the Company’s pro-rata share of the derivative instrument, consistent with its share of the related participated loan. At September 30, 2023 and December 31, 2022, the Company had four risk participation agreements with sold protection with a notional value of $32.6 million and $29.0 million, respectively. In addition, the Company had a risk participation with purchased protection with a notional value of $4.9 million at both September 30, 2023 and December 31, 2022. The Company did not enter into any risk participation agreements during the three and nine months ended September 30, 2023 compared to one new risk participation agreement with purchased protection with a notional value of $4.9 million during the three and nine months ended September 30, 2022. There was no upfront fee on the new risk participation during the three and nine months ended September 30, 2022.
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

The following table summarizes the fair value of the Company's derivative instruments at September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - balance sheet hedge	$75,000	Other assets	$2,616	n/a	n/a	n/a
Interest rate swaps - balance sheet hedge	$50,000	Other liabilities	$(758)	$100,000	Other liabilities	$(973)
Total derivatives designated as hedging instruments			$1,858			$(973)

Derivatives not designated as hedging instruments:
Interest rate swaps	$153,828	Other assets	$13,911	$128,385	Other assets	$10,437
Interest rate swaps	153,828	Other liabilities	(13,517)	128,385	Other liabilities	(10,262)
Purchased options – rate cap	5,932	Other assets	21	6,000	Other assets	29
Written options – rate cap	5,932	Other liabilities	(21)	6,000	Other liabilities	(29)
Risk participations - sold credit protection	32,588	Other liabilities	(32)	29,019	Other liabilities	(69)
Risk participations - purchased credit protection	4,864	Other assets	5	4,941	Other assets	16
Interest rate lock commitments with customers	593	Other assets	15	1,356	Other assets	35
Forward sale commitments	150	Other assets	2	3,483	Other assets	140
Total derivatives not designated as hedging instruments			$384			$297
The following tables summarize the effect of the Company's derivative financial instruments on OCI and net income for the three and nine months ended September 30, 2023 and 2022:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Amount of Gain (Loss) Recognized in OCI on Derivative
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Derivatives in cash flow hedging relationships:
Interest rate products	$1,439	$(562)	$2,831	$(562)
Total	$1,439	$(562)	$2,831	$(562)

	Amount of Loss Reclassified from AOCI into Income		Amount of Loss Reclassified from AOCI into Income		Location of Loss Recognized from AOCI into Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Derivatives in cash flow hedging relationships:
Interest rate products	$—	$—	$—	$—	Interest income
Total	$—	$—	$—	$—

	Amount of Gain (Loss) Recognized in Income		Amount of Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Derivatives not designated as hedging instruments:
Interest rate products	$307	$179	$188	$309	Other operating expenses
Risk participation agreements	31	(11)	58	19	Other operating expenses
Interest rate lock commitments with customers	(52)	(98)	(20)	(265)	Mortgage banking activities
Forward sale commitments	—	(610)	(139)	21	Mortgage banking activities
Total	$286	$(540)	$87	$84

The following table is a summary of components for interest rate swaps designated as hedging instruments at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Weighted average pay rate	4.22%	3.81%
Weighted average receive rate	4.68%	3.81%
Weighted average maturity in years	3.1	1.2

NOTE 8. SHORT-TERM BORROWINGS
The Company has short-term borrowing capability from the FHLB, federal funds purchased and the FRB discount window. The following table summarizes these short-term borrowings at September 30, 2023 and December 31, 2022, and for the nine and twelve months then ended:

	September 30, 2023	December 31, 2022
Balance at period-end	$117,250	$104,684
Weighted average interest rate during the period	5.68%	4.45%
Average balance during the period	$87,245	$13,846
Average interest rate during the period	5.35%	3.97%
Maximum month-end balance during the period	$120,984	$104,684

NOTE 9. LONG-TERM DEBT
The following table presents components of the Company’s long-term debt at September 30, 2023 and December 31, 2022:

	Amount		Weighted Average Rate
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
FHLB fixed rate advances maturing:
2025	$15,000	$—	4.57%	—%
2028	25,000	—	3.98%	—%
	40,000	—	4.20%	—%
Total FHLB amortizing advance requiring monthly principal and interest payments, maturing:
2025	—	1,455	—%	4.74%
Total FHLB Advances	$40,000	$1,455	4.20%	4.74%
The Bank is a member of the FHLB of Pittsburgh and has access to the FHLB program of overnight and term advances. Under terms of a blanket collateral agreement for advances, lines and letters of credit from the FHLB, collateral for all outstanding advances, lines and letters of credit consisted of 1-4 family mortgage loans and other real estate secured loans totaling $1.1 billion at September 30, 2023. The Bank had additional availability of $917.5 million at the FHLB on September 30, 2023 based on its qualifying collateral, net of short-term borrowings and long-term debt detailed above, deposit letters of credit of $26.0 million and non-deposit letters of credit of $609 thousand at September 30, 2023.
At September 30, 2023 and December 31, 2022, the Bank had availability under FHLB lines totaling $43.2 million and $45.3 million, respectively.
The Bank has available unsecured lines of credit, with interest based on the daily Federal Funds rate, with two correspondent banks totaling $30.0 million, at September 30, 2023 and December 31, 2022. There were no borrowings under these lines of credit at September 30, 2023 and December 31, 2022.

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
The Company and the Bank met all capital adequacy requirements to which they are subject at September 30, 2023 and December 31, 2022. Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's classification.

The following table presents capital amounts and ratios at September 30, 2023 and December 31, 2022:

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023
Total risk-based capital:
Orrstown Financial Services, Inc.	$326,549	13.0%	$263,141	10.5%	n/a	n/a
Orrstown Bank	313,992	12.5%	263,085	10.5%	$250,557	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	266,370	10.6%	213,019	8.5%	n/a	n/a
Orrstown Bank	285,889	11.4%	212,974	8.5%	200,446	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	266,370	10.6%	175,427	7.0%	n/a	n/a
Orrstown Bank	285,889	11.4%	175,390	7.0%	162,862	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	266,370	8.7%	122,433	4.0%	n/a	n/a
Orrstown Bank	285,889	9.3%	122,433	4.0%	153,041	5.0%
December 31, 2022
Total risk-based capital:
Orrstown Financial Services, Inc.	$304,589	12.7%	$250,939	10.5%	n/a	n/a
Orrstown Bank	292,933	12.3%	250,566	10.5%	$238,634	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	245,752	10.3%	203,141	8.5%	n/a	n/a
Orrstown Bank	266,122	11.2%	202,839	8.5%	190,907	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	245,752	10.3%	167,293	7.0%	n/a	n/a
Orrstown Bank	266,122	11.2%	167,044	7.0%	155,112	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	245,752	8.5%	116,325	4.0%	n/a	n/a
Orrstown Bank	266,122	9.2%	116,219	4.0%	145,273	5.0%
The Company maintains a stockholder dividend reinvestment and stock purchase plan. Under the plan, shareholders may purchase additional shares of the Company’s common stock at the prevailing market prices with reinvested dividends and voluntary cash payments. The Company reserved 1,045,000 shares of its common stock to be issued under the dividend reinvestment and stock purchase plan. At September 30, 2023, approximately 665,000 shares were available to be issued under the plan.
In September 2015, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company could repurchase up to 416,000 shares of the Company's outstanding shares of common stock, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act, as amended. On April 19, 2021, the Board of Directors authorized the additional repurchase of up to 562,000 shares of its outstanding common stock for a total of 978,000 shares. When and if appropriate, repurchases may be made in the open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. For the three months ended September 30, 2023, the Company repurchased zero shares of its common stock. At September 30, 2023, 949,533 shares had been repurchased at a total cost of $21.2 million, or $22.36 per share. Common stock available for future repurchase totals 28,467 shares, or 0.3% of the Company's outstanding common stock at September 30, 2023.
On October 24, 2023, the Board of Directors declared a cash dividend of $0.20 per common share, which will be paid on November 14, 2023 to shareholders of record at November 7, 2023.

NOTE 11. EARNINGS (LOSS) PER SHARE
The following table presents earnings (loss) per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares presented in the table are in thousands)	2023	2022	2023	2022
Net income (loss)	$9,026	$(4,828)	$28,020	$12,411
Weighted average shares outstanding - basic	10,319	10,369	10,346	10,611
Dilutive effect of share-based compensation	86	—	94	147
Weighted average shares outstanding - diluted	10,405	10,369	10,440	10,758
Per share information:
Basic earnings (loss) per share	$0.87	$(0.47)	$2.71	$1.17
Diluted earnings (loss) per share	0.87	(0.47)	2.68	1.16
For the three and nine months ended September 30, 2023, there were average outstanding restricted award shares totaling 5,262 and 8,348, respectively, compared to 1,000 and 39,219 for the three and nine months ended September 30, 2022, respectively, excluded from the computation of earnings (loss) per share because the effect was antidilutive, as the grant price exceeded the average market price. The dilutive effect of share-based compensation in each period above relates principally to restricted stock awards.

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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The following table presents these contractual, or notional, amounts at September 30, 2023 and December 31, 2022.

	Contractual or Notional Amount
	September 30, 2023	December 31, 2022
Commitments to fund:
Home equity lines of credit	$324,248	$296,213
1-4 family residential construction loans	50,332	49,538
Commercial real estate, construction and land development loans	159,107	156,560
Commercial, industrial and other loans	335,685	338,286
Standby letters of credit	21,960	23,229
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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. The Company holds collateral supporting those commitments when deemed necessary by management. The liability at September 30, 2023 and December 31, 2022 for guarantees under standby letters of credit issued was not considered to be material.

The Company maintains a reserve on its off-balance sheet credit exposures, which totaled approximately $1.7 million and $1.6 million at September 30, 2023 and December 31, 2022, respectively, and is recorded in other liabilities on the unaudited condensed consolidated balance sheets. On January 1, 2023, the Company adopted CECL and recorded a day-one adjustment, which increased the allowance for credit losses for off-balance sheet credit exposures by $100 thousand. The reserve is based on management's estimate of expected losses in its off-balance sheet credit exposures. The reserve specific to unfunded loan commitments is determined by applying utilization assumptions based on historical experience and applying the expected loss rates by loan class. Following adoption of CECL, the change in the reserve for off-balance sheet credit exposures is recorded as a provision or reduction to expense through the provision for credit losses in the consolidated statements of income. The Company did not record a provision for credit losses for off-balance sheet credit exposures for the three and nine months ended September 30, 2023. Prior to January 1, 2023, the Company maintained the reserve based on historical loss experience of the related loan class and utilization assumptions, for off-balance sheet credit exposures that currently are not funded. For the three and nine months ended September 30, 2022, the Company recorded expense of zero and $28 thousand, respectively, to other operating expenses in the unaudited condensed consolidated statements of income associated with its reserve for off-balance sheet credit exposures.

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
The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
September 30, 2023
Financial Assets
Investment securities:
U.S. Treasury securities	$17,143	$—	$—	$17,143
U.S. Government Agencies	—	4,322	—	4,322
States and political subdivisions	—	182,522	5,595	188,117
GSE residential MBSs	—	57,351	—	57,351
GSE commercial MBSs	—	4,778	—	4,778
GSE residential CMOs	—	72,037	—	72,037
Non-agency CMOs	—	17,521	21,458	38,979
Asset-backed	—	112,315	—	112,315
Other	120	—	—	120
Loans held for sale	—	6,448	—	6,448
Derivatives	—	16,553	15	16,568
Totals	$17,263	$473,847	$27,068	$518,178
Financial Liabilities
Derivatives	$—	$14,328	$—	$14,328

December 31, 2022
Financial Assets
Investment securities:
U.S. Treasury securities	$17,291	$—	$—	$17,291
U.S. Government Agencies	—	5,135	—	5,135
States and political subdivisions	—	191,488	5,926	197,414
GSE residential MBSs	—	59,402	—	59,402
GSE residential CMOs	—	68,378	—	68,378
Non-agency CMOs	—	18,491	21,267	39,758
Asset-backed	—	125,973	—	125,973
Other	377	—	—	377
Loans held for sale	—	10,880	—	10,880
Derivatives	—	10,482	35	10,517
Totals	$17,668	$490,229	$27,228	$535,125
Financial Liabilities
Derivatives	$—	$11,333	$—	$11,333
The Company had one municipal bond and three CMOs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at both September 30, 2023 and December 31, 2022 compared to one municipal bond at September 30, 2022. During the nine months ended September 30, 2022, the Company had one non-agency CMO security called by the issuer. The Level 3 valuation is based on a non-executable broker quote, which is considered a significant unobservable input. Such quotes are updated as available and may remain constant for a period of time for certain broker-quoted securities that do not move with the market or that are not interest rate sensitive as a result of their structure or overall attributes.
The Company’s residential mortgage LHFS are recorded at fair value utilizing Level 2 measurements. This fair value measurement is determined based upon third party quotes obtained on similar loans. For loans held-for-sale, for which the fair value option has been elected, the aggregate fair value was below the aggregate principal balance by $1.4 million and $1.2 million as of September 30, 2023, and December 31, 2022, respectively.
The determination of the fair value of interest rate lock commitments on residential mortgages is based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The average pull through percentage, which is based upon historical experience, was 92% as of September 30, 2023. An increase or decrease of 5% in the pull through assumption would result in a positive or negative change of $1 thousand in the fair value of interest rate lock commitments at September 30, 2023.
The following provides details of the Level 3 fair value measurement activity for the periods ended September 30, 2023 and 2022:
Investment securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$27,994	$6,255	$27,193	$23,147
Unrealized losses included in OCI	(736)	(422)	(600)	(2,002)
Purchases	—	—	871	—
Net discount accretion (premium amortization)	19	(4)	42	62
Principal payments and other	(225)	—	(454)	—
Sales	—	—	—	(3,053)
Calls	—	—	—	(12,154)
OTTI	—	—	—	(171)
Balance, end of period	$27,052	$5,829	$27,052	$5,829

Interest rate lock commitments on residential mortgages:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$67	$186	$35	$353
Total losses included in earnings	(52)	(98)	(20)	(265)
Balance, end of period	$15	$88	$15	$88
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
Changes in the fair value of individually evaluated loans still held and considered in the determination of the provision for credit losses were a decline of $224 thousand and an increase of $286 thousand for the three and nine months ended September 30, 2023, respectively, compared to zero and a decline of $40 thousand for the three and nine months ended September 30, 2022, respectively.
Mortgage Servicing Rights
MSRs are evaluated for impairment by comparing the carrying value to the fair value, which is determined through a discounted cash flow valuation. To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment. Fair value adjustments on the MSRs only occurs if there is an impairment charge. At September 30, 2023 and December 31, 2022, the MSR impairment reserve was zero for both periods. For both the three months ended September 30, 2023 and 2022, there was no impairment valuation allowance adjustment. The adjustments in the three and nine months ended September 30, 2022 were zero and a $79 thousand reversal, respectively, due to increases in market rates, which increased the MSR fair value.
The following table summarizes assets measured at fair value on a nonrecurring basis at September 30, 2023 and December 31, 2022:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
September 30, 2023
Individually Evaluated Loans
Commercial real estate:
Owner occupied	$—	$—	$88	$88
Non-owner occupied residential	—	—	—	—
Commercial and industrial	—	—	146	146
Residential mortgage:
First lien	—	—	226	226
Home equity - lines of credit	—	—	62	62
Total individually evaluated loans	$—	$—	$522	$522

December 31, 2022
Impaired Loans
Commercial real estate:
Owner occupied	$—	$—	$116	$116
Non-owner occupied residential	—	—	9	9
Residential mortgage:
First lien	—	—	309	309
Home equity - lines of credit	—	—	86	86
Total impaired loans	$—	$—	$520	$520

The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
September 30, 2023
Individually evaluated loans	$522	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 25% discount
			- Management adjustments for liquidation expenses	6.75% - 10.29% discount

December 31, 2022
Impaired loans	$520	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 25% discount
			- Management adjustments for liquidation expenses	6.08% - 17.93% discount

Fair values of financial instruments
GAAP requires disclosure of the fair value of financial assets and liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents carrying amounts and estimated fair values of the financial assets and liabilities at September 30, 2023 and December 31, 2022:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2023
Financial Assets
Cash and due from banks	$34,728	$34,728	$34,728	$—	$—
Interest-bearing deposits with banks	60,211	60,211	60,211	—	—
Restricted investments in bank stock	12,987	n/a	n/a	n/a	n/a
Investment securities	495,162	495,162	17,263	450,846	27,053
Loans held for sale	6,448	6,448	—	6,448	—
Loans, net of allowance for credit losses	2,238,558	2,083,811	—	—	2,083,811
Derivatives	16,568	16,568	—	16,553	15
Accrued interest receivable	12,212	12,212	—	4,338	7,874
Financial Liabilities
Deposits	2,546,435	2,542,571	—	2,542,571	—
Deposits held for assumption in connection with sale of bank branches	—	—	—	—	—
Securities sold under agreements to repurchase and federal funds purchased	17,991	17,991	—	17,991	—
FHLB advances and other borrowings	157,250	156,513	—	156,513	—
Subordinated notes	32,076	28,774	—	28,774	—
Derivatives	14,328	14,328	—	14,328	—
Accrued interest payable	1,783	1,783	—	1,783	—
Off-balance sheet instruments	—	—	—	—	—

December 31, 2022
Financial Assets
Cash and due from banks	$28,477	$28,477	$28,477	$—	$—
Interest-bearing deposits with banks	32,346	32,346	32,346	—	—
Restricted investments in bank stock	10,642	n/a	n/a	n/a	n/a
Investment securities	513,728	513,728	17,668	468,867	27,193
Loans held for sale	10,880	10,880	—	10,880	—
Loans, net of allowance for loan losses	2,126,054	1,991,164	—	—	1,991,164
Derivatives	10,517	10,517	—	10,482	35
Accrued interest receivable	11,027	11,027	—	4,441	6,586
Financial Liabilities
Deposits	2,444,939	2,440,660	—	2,440,660	—
Deposits held for assumption in connection with sale of bank branches	31,307	29,429	—	29,429	—
Securities sold under agreements to repurchase	17,251	17,251	—	17,251	—
FHLB advances and other borrowings	106,139	106,141	—	106,141	—
Subordinated notes	32,026	31,321	—	31,321	—
Derivatives	11,333	11,333	—	11,333	—
Accrued interest payable	457	457	—	457	—
Off-balance sheet instruments	—	—	—	—	—
In accordance with the Company's adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the methods utilized to measure the fair value of financial instruments at September 30, 2023 and December 31, 2022 represent an approximation of exit price; however, an actual exit price may differ. At December 31, 2022, deposits held for assumption in connection with the sale of bank branches includes the balance from the Purchase and Assumption Agreement entered into by the Company and announced on December 23, 2022. This agreement provided for the sale of a branch and associated deposit liabilities at an agreed upon premium of 6.0% of the financial deposit balance transferred. The Company completed the sale of the subject branch on May 12, 2023.

NOTE 14. CONTINGENCIES
The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. Except as described below, in the opinion of management, there are no legal proceedings that might have a material effect on the results of operations, liquidity, or the financial position of the Company at this time.
On March 25, 2022, a customer of the Bank filed a putative class action complaint against the Bank in the Court of Common Pleas of Cumberland County, Pennsylvania, in a case captioned Alleman, on behalf of himself and all others similarly situated, v. Orrstown Bank. The complaint alleges, among other things, that the Bank breached its account agreements by charging certain overdraft fees. The complaint seeks a refund of all allegedly improper fees, damages in an amount to be proven at trial, attorneys’ fees and costs, and an injunction against the Bank’s allegedly improper overdraft practices. This lawsuit is similar to lawsuits recently filed against other financial institutions pertaining to overdraft fee disclosures. The Bank intends to vigorously defend itself against the claims brought by plaintiff in this matter.

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
Overview
The Company is a one-bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiary, the Bank. At September 30, 2023, the Company had total assets of $3.1 billion, total liabilities of $2.8 billion and total shareholders’ equity of $243.1 million.
For the three and nine months ended September 30, 2023, the Company had net income of $9.0 million and $28.0 million, respectively. The focus for 2023 has been limiting net interest margin compression in an increasing interest rate environment and a long period of economic uncertainty while generating prudent growth. For the three and nine months ended September 30, 2022, the Company had a net loss of $4.8 million and net income of $12.4 million, respectively. During the fourth quarter of 2022, the Company agreed to settle a litigation matter, which resulted in a provision for legal settlement ("legal settlement") of $13.0 million, before the tax effect, recorded in the third quarter of 2022. In addition, during the third quarter of 2022, the Company announced strategic initiatives designed to drive long-term growth and improve operating efficiencies through planned branch closures and staffing model adjustments, which resulted in pre-tax non-interest expenses ("restructuring charge") of $3.2 million. Excluding the legal settlement and the restructuring charge, net income for the three and nine months ended September 30, 2022 totaled $7.9 million and $25.2 million, respectively. For the three months ended September 30, 2022, diluted loss per share totaled $0.47. For the nine months ended September 30, 2022, diluted earnings per share totaled $1.16. Excluding the legal settlement and restructuring charge, diluted earnings per share totaled $0.75 and $2.34 for the three and nine months ended September 30, 2022, respectively. See “Supplemental Reporting of Non-GAAP Measures.”
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
Economic Climate, Inflation and Interest Rates
Preliminary real GDP for the third quarter of 2023 increased 4.9% on an annualized basis, which is an improvement from 2.1% during the second quarter of 2023 and annualized increase of 3.2% during the third quarter of 2022. The increase in preliminary GDP during the third quarter of 2023 reflected increases in consumer spending within various services and goods, residential fixed assets and government spending, partially offset by decreases in nonresidential fixed assets. Fluctuations in real GDP in recent periods, due to inflation, credit conditions, supply chain challenges and geopolitical tensions, continues to create uncertainty in the current economic environment. The personal consumption expenditures ("PCE") price index increased by 2.9% in the third quarter of 2023, compared to an increase of 2.5% for the final estimate in the second quarter of 2023. Excluding food and energy prices, the PCE price index increased by 2.4% in the third quarter of 2023 compared to 3.7% in the second quarter of 2023, which may be a signal that inflation pressures are starting to ease.
The national unemployment rate increased slightly to 3.8% in September 2023 compared to 3.6% in June 2023, and was at 3.5% in September 2022. However, within the Company's geographic footprint, the unemployment rate has decreased considerably in Pennsylvania from 4.3% in September 2022 to 3.4% in September 2023, and decreased in Maryland from 3.2% in September 2022 to 1.6% in September 2023. These decreases in state-wide unemployment rates are consistent with those experienced by the counties in which the Company operates branches and other corporate offices. There continued to be notable job gains nationally in healthcare, leisure and hospitality, professional, scientific and technical services, and government during the third quarter of 2023.
At September 30, 2023, the 10-year Treasury bond yield was 4.59%, a considerable increase from 3.83% at both December 31, 2022 and September 30, 2022 due to current economic conditions and inflationary pressures. In an attempt to combat the impact of inflation, the rising consumer price index, supply chain disruptions, the state of the labor market and geopolitical tensions, the Federal Reserve Open Markets Committee ("FOMC") approved increases to the Fed Funds rate totaling 550 basis points since March 2022 through the date of this report.
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
Recent Banking Industry Developments
Beginning in March 2023, the banking industry experienced disruption from the failures of multiple regional U.S. banking institutions, each due to unique circumstances related to risk management of liquidity, interest, and capital and associated stress on deposits and unrealized losses on investment securities. These events led to a decline of confidence in the banking industry, which has since subsided, and overall economic uncertainty, which is expected to result in increased regulatory oversight and policymaking. The industry has experienced a significant increase in competition and pricing on deposits, which has driven funding costs higher. Although the Company was not materially impacted by these events during the three and nine months ended September 30, 2023, the Company has continued to assess its funding sources and analyze its liquidity position, interest rate sensitivity and capital adequacy, while also monitoring the ongoing events and volatility in the banking industry.

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

RESULTS OF OPERATIONS
Three months ended September 30, 2023 compared with three months ended September 30, 2022
Summary
Net income totaled $9.0 million for the three months ended September 30, 2023 compared to a net loss of $4.8 million for the same period in 2022 primarily due to the restructuring charge and provision for legal settlement. Diluted earnings per share for the three months ended September 30, 2023 totaled $0.87 compared to a diluted loss per share of $0.47 for the three months ended September 30, 2022.
Net interest income totaled $26.2 million for the three months ended September 30, 2023 compared to $25.5 million for the three months ended September 30, 2022, reflecting the deployment of cash into higher yielding commercial loans and investment securities and the impact of rising interest rates on interest-earning asset yields, partially offset by the impact of an increase in cost of funds and an increase in interest-bearing liabilities. Interest income recognized on SBA PPP loans totaled $28 thousand for the three months ended September 30, 2023 compared to $523 thousand for the three months ended September 30, 2022.
The provision for credit losses totaled $136 thousand and $1.5 million for the three months ended September 30, 2023 and 2022, respectively. During the first quarter of 2023, the Company adopted the new accounting standard for CECL, which resulted in the change from the incurred loss model based on historical loss experience to the expected loss model and reflects the expected credit losses over the expected life of financial assets and commitments.
Noninterest income totaled $5.9 million for the three months ended September 30, 2023 compared to $6.1 million for the three months ended September 30, 2022. During the third quarter of 2022, there were distributions of $964 thousand from investments in non-housing limited partnerships. This was partially offset by a reduction in losses in mortgage banking activities of $872 thousand during the third quarter of 2023.
Noninterest expenses totaled $20.4 million for the three months ended September 30, 2023 compared to $36.4 million for the three months ended September 30, 2022. The decrease of $16.0 million is primarily due to the legal settlement and the restructuring charge incurred during the third quarter of 2022.
Net Interest Income
Net interest income increased by $764 thousand from $25.5 million for the three months ended September 30, 2022 to $26.2 million for the three months ended September 30, 2023. Interest income on loans increased by $9.5 million, from $23.2 million to $32.7 million, and interest income on investment securities increased by $1.2 million, from $4.1 million to $5.3 million, compared to the same period in the prior year. Total interest expense increased by $10.5 million from $2.0 million for the three months ended September 30, 2022 to $12.5 million for the three months ended September 30, 2023. Interest expense on deposits increased by $9.2 million from $1.4 million for the three months ended September 30, 2022 to $10.6 million for the three months ended September 30, 2023, and interest expense on borrowings increased by $1.3 million from $592 thousand from three months ended September 30, 2022 to $1.9 million for the three months ended September 30, 2023.

The following table presents net interest income, net interest spread and net interest margin for the three months ended September 30, 2023 and 2022 on a taxable-equivalent basis:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$57,778	$633	4.35%	$38,068	$200	2.08%
Investment securities (1)(2)	521,234	5,548	4.26	528,988	4,377	3.31
Loans (1)(3)(4)	2,256,727	32,878	5.78	2,051,707	23,219	4.49
Total interest-earning assets	2,835,739	39,059	5.47	2,618,763	27,796	4.22
Other assets	200,447			196,277
Total assets	$3,036,186			$2,815,040
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$1,541,728	7,476	1.92	$1,379,082	912	0.26
Savings deposits	190,817	164	0.34	237,462	90	0.15
Time deposits	357,194	2,942	3.27	265,015	370	0.55
Total interest-bearing deposits	2,089,739	10,582	2.01	1,881,559	1,372	0.29
Securities sold under agreements to repurchase and federal funds purchased	15,006	31	0.83	23,480	10	0.18
FHLB advances and other borrowings	128,131	1,354	4.19	10,394	78	3.02
Subordinated notes	32,066	505	6.29	32,000	504	6.29
Total interest-bearing liabilities	2,264,942	12,472	2.19	1,947,433	1,964	0.40
Noninterest-bearing demand deposits	468,628			575,777
Other liabilities	54,353			49,964
Total liabilities	2,787,923			2,573,174
Shareholders’ equity	248,263			241,866
Total liabilities and shareholders' equity	$3,036,186			$2,815,040
Taxable-equivalent net interest income /net interest spread		26,587	3.29%		25,832	3.82%
Taxable-equivalent net interest margin			3.73%			3.92%
Taxable-equivalent adjustment		(368)			(377)
Net interest income		$26,219			$25,455

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balance of investment securities is computed at fair value.
(3)	Average balances include nonaccrual loans.
(4)	Interest income on loans includes prepayment and late fees, where applicable.

The following table presents changes in net interest income on a taxable-equivalent basis for the three months ended September 30, 2023 and 2022 by rate and volume components.

	Three Months Ended September 30, 2023 Versus 2022 Increase (Decrease) Due to Change In
(in thousands)	Average Volume	Average Rate	Total
Interest Income
Federal funds sold and interest-bearing bank balances	$103	$330	$433
Taxable securities	206	1,345	1,551
Tax-exempt securities	(295)	(85)	(380)
Loans	2,307	7,352	9,659
Total interest income	2,321	8,942	11,263
Interest Expense
Interest-bearing demand deposits	106	6,458	6,564
Savings deposits	(18)	92	74
Time deposits	129	2,443	2,572
Total interest-bearing deposits	217	8,993	9,210
Securities purchases under agreements to repurchase and federal funds purchased	(4)	25	21
FHLB advances and other	896	380	1,276
Subordinated notes	1	—	1
Total interest expense	1,110	9,398	10,508
Taxable-Equivalent Net Interest Income	$1,211	$(456)	$755
Net interest income on a taxable-equivalent basis increased by $755 thousand to $26.6 million for the three months ended September 30, 2023 from $25.8 million for the three months ended September 30, 2022. The Company's net interest spread decreased by 53 basis points to 3.29% for the three months ended September 30, 2023 compared to 3.82% for the three months ended September 30, 2022.
Taxable-equivalent net interest margin decreased by 19 basis points to 3.73% for the three months ended September 30, 2023 from 3.92% for the three months ended September 30, 2022. The taxable-equivalent yield on interest-earning assets increased by 125 basis points from 4.22% for the three months ended September 30, 2022 to 5.47% for the three months ended September 30, 2023, reflecting the benefit of both the deployment of cash into higher yielding loans and investment securities and the impact of elevated interest rates on these interest-earning assets. This increase in yield was partially offset by the increase of 179 basis points in the cost of interest-bearing liabilities between these same periods from 0.40% during the third quarter of 2022 to 2.19% during the third quarter of 2023 due to increased funding costs from higher market interest rates, competitive pressures and an increase in higher cost borrowings.
Average loans increased by $205.0 million to $2.3 billion for the three months ended September 30, 2023 compared to $2.1 billion for the three months ended September 30, 2022. Average investment securities decreased by $7.8 million from $529.0 million for the three months ended September 30, 2022 to $521.2 million for the same period in 2023 primarily due to paydowns. Average interest-bearing liabilities increased by $317.5 million to $2.3 billion for the three months ended September 30, 2023 from $1.9 billion for the three months ended September 30, 2022. The competition for deposits increased in the latter part of 2022 and has continued throughout 2023, which was coupled with clients utilizing their funds at a higher frequency. Therefore, additional liquidity was needed to meet the credit demands of clients, which resulted in an increase in average borrowings.
The yield on loans increased by 129 basis points to 5.78% for the three months ended September 30, 2023 compared to 4.49% for the three months ended September 30, 2022. Taxable-equivalent interest income earned on loans increased by $9.7 million year-over-year due to an increase in the average balance of commercial loans, excluding SBA PPP loan forgiveness activity, home equity loans and residential mortgages and from the impact of the rising interest rate environment. The increase in interest income from loan growth and higher interest rates was partially offset by the decrease of $495 thousand in interest income from SBA PPP loans due to a lower amount of forgiveness activity during the three months ended September 30, 2023 compared to the same period in 2022.

The average balance of commercial loans, excluding SBA PPP loan forgiveness activity, increased by $179.4 million from $1.6 billion for the three months ended September 30, 2022 to $1.8 billion for the three months ended September 30, 2023. SBA PPP loans, net of deferred fees and costs, averaged $25.0 million for the three months ended September 30, 2022 compared to $6.8 million for the three months ended September 30, 2023. This decrease was due to forgiveness of SBA PPP loans. Average residential mortgage loans increased by $37.8 million from $213.6 million during the three months ended September 30, 2022 to $251.4 million during the three months ended September 30, 2023 due primarily to adjustable-rate and jumbo mortgage loans originated for the portfolio. Average home equity loans increased by $11.7 million from $179.7 million for the three months ended September 30, 2022 to $191.4 million for the three months ended September 30, 2023. Average installment and other consumer loans decreased by $5.7 million from $25.4 million for the three months ended September 30, 2022 to $19.7 million for the three months ended September 30, 2023.
For the three months ended September 30, 2023, interest income on loans includes $28 thousand of interest and net deferred fee income associated with SBA PPP loans compared to $523 thousand of such interest and fee income for the three months ended September 30, 2022. Prepayment income on commercial loans increased by $224 thousand from $129 thousand for the three months ended September 30, 2022 to $353 thousand for the three months ended September 30, 2023. Accretion of purchase accounting adjustments included in interest income was $149 thousand and $156 thousand for the three months ended September 30, 2023 and 2022, respectively. The three months ended September 30, 2023 and 2022 included $30 thousand and $64 thousand, respectively, of accelerated accretion.
Interest income on investment securities on a tax-equivalent basis increased by $1.1 million to $5.5 million for the three months ended September 30, 2023 from $4.4 million for the three months ended September 30, 2022, with the taxable equivalent yield increasing from 3.31% for the three months ended September 30, 2022 to 4.26% for the three months ended September 30, 2023. The increase of 95 basis points reflected the higher interest rate environment since March 2022 and the impact of investment security purchases at higher yields. The average balance of investment securities decreased by $7.8 million to $521.2 million for the three months ended September 30, 2023 from $529.0 million for the three months ended September 30, 2022 due to paydowns and lower investment security purchases between the comparative periods.
The average balance of federal funds sold and interest-bearing bank balances increased by $19.7 million from $38.1 million for the three months ended September 30, 2022 to $57.8 million for the same period in 2023 due primarily to the deployment of cash into loans and investment securities. However, the related interest income on a tax-equivalent basis increased by $433 thousand to $633 thousand for the three months ended September 30, 2023 from $200 thousand for the three months ended September 30, 2022. This increase was the result of multiple Federal Funds rate increases by the FOMC since March 2022.
Interest expense on interest-bearing liabilities increased by $10.5 million year-over-year due to the increase in the cost of interest-bearing liabilities by 179 basis points from 0.40% for the three months ended September 30, 2022 to 2.19% for the three months ended September 30, 2023, as funding costs increased from higher market interest rates, competitive pressures and an increase in higher cost borrowings. During the third quarter of 2023, average interest-bearing core deposits increased by $116.0 million and average time deposits increased by $92.2 million due as clients sought higher-yielding products during the rising interest rate environment.
Interest expense on borrowings increased by $1.3 million to $1.9 million for the three months ended September 30, 2023 from $592 thousand for the three months ended September 30, 2022, as the cost of borrowings increased by 69 basis points to 4.29% for the three months ended September 30, 2023 from 3.60% for the three months ended September 30, 2022. Average borrowings increased by $109.3 million from $65.9 million for the three months ended September 30, 2022 to $175.2 million for the three months ended September 30, 2023, as the Bank opted to borrow funds to provide additional liquidity to meet the credit needs of its clients.

Provision for Credit Losses
The Company recorded a provision for credit losses of $136 thousand for the three months ended September 30, 2023 compared to $1.5 million for the same period in 2022. On January 1, 2023, the Company adopted the new accounting standard, referred to as CECL, which transitioned from the incurred loss model based on historical loss experience and economic and market conditions to the expected loss model. The CECL standard reflects expected credit losses over the expected life of the financial assets and commitments, primarily based on the discounted cash flow methodology for the majority of the loan segments, which applies the probability of default and loss given default factors to future cash flows, and adjusts to the net present value to derive the required reserve. Macroeconomic conditions are incorporated into the model for unemployment and gross domestic product, in addition to model assumptions for discount rate and prepayment and curtailment speeds.
For the three months ended September 30, 2023, the provision for credit losses was driven by loan growth of $32.4 million in loans and an increase in the Delinquency and Classified Loan Trends qualitative factor for the commercial & industrial and owner-occupied commercial real estate loan classes and an increase in the Economic Conditions qualitative factor for consumer loans. The changes in these qualitative factors were based on a recent trend of increases in loans downgraded within the previously noted loan classes and growing concerns surrounding the economic conditions related to consumer debt levels, the impact of inflationary pressures and the reinstatement of student loan repayments, which could impact consumer loans. The increases to these qualitative factors resulted in an increase to the required ACL of $1.5 million. In addition, the provision for credit losses is impacted by the change in expected loss rates under CECL. Favorable published trends in unemployment and GDP rates, which are used in correlation with historical charge-offs to predict defaults and losses, resulted in a decrease to the required ACL of $2.0 million in the third quarter of 2023. These changes to the total loss rate resulted in a net decrease to the required ACL of $547 thousand, which was more than offset by the impact of the loan production and the adjustments to the qualitative factors during the third quarter of 2023. The ALL to total loan ratio increased from 1.18% at September 30, 2022 to an ACL to total loan ratio of 1.25% at September 30, 2023, which the increase is primarily due to the cumulative effect adjustment recorded in connect with the adoption of CECL. The provision expense recorded in the three months ended September 30, 2022 was due to commercial loan growth, excluding SBA PPP loan forgiveness activity, of $125.9 million.
Net charge-offs for the three months ended September 30, 2023 totaled $241 thousand, compared to net charge-offs of $70 thousand for the three months ended September 30, 2022. The increase in net charge-offs was due primarily to one commercial and industrial loan relationship with partial charge-offs totaling $267 thousand during the third quarter of 2023. Nonaccrual loans were 0.98% of gross loans at September 30, 2023, compared with 0.25% of gross loans at September 30, 2022. Nonaccrual loans increased by $17.0 million from September 30, 2022 to September 30, 2023, primarily due to one commercial and land development construction-to-permanent ("CTP") loan being downgraded to substandard and placed on non-accrual status in the fourth quarter of 2022. While the loan had not been past due, management determined that it was appropriate to place the loan on non-accrual status due to other relevant factors. At this time, management believes that the value of the underlying collateral is sufficient to cover any potential losses on this loan. Management does not believe that this credit is indicative of overall stress in the loan portfolio. During the second quarter of 2023, the project underlying this CTP loan received its certificate of occupancy, which resulted in the recharacterization of the loan from commercial and land development to owner-occupied. The CTP loan had a current outstanding balance of $14.3 million and $15.4 million at September 30, 2023 and December 31, 2022, respectively.
Additional information is included in the "Credit Risk Management" section herein.

Noninterest Income
The following table compares noninterest income for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		$ Change	% Change
	2023	2022	2023-2022	2023-2022
Service charges on deposit accounts	$1,020	$977	$43	4.4%
Interchange income	963	1,014	(51)	(5.0)%
Other service charges, commissions and fees	240	239	1	0.4%
Swap fee income	255	197	58	29.4%
Trust and investment management income	1,853	2,006	(153)	(7.6)%
Brokerage income	973	947	26	2.7%
Mortgage banking activities	(142)	(1,014)	872	(86.0)%
Income from life insurance	620	583	37	6.3%
Other income	141	1,123	(982)	(87.4)%
Investment securities losses	2	(14)	16	114.3%
Total noninterest income	$5,925	$6,058	$(133)	(2.2)%
Noninterest income decreased by $133 thousand between the three months ended September 30, 2023 and 2022. The following were significant components of this decrease:
•Swap fee income, which will fluctuate based on market conditions and client demand, increased by $58 thousand.
•Trust and investment management income decreased by $153 thousand due to market declines.
•The losses on mortgage banking activities declined from $1.0 million for the quarter ended September 30, 2022 to $142 thousand for the same quarter in 2023. Both periods had unfavorable marks on the fair values of loans held for sale, with losses during 2022 being more significant as there was greater movement in interest rates. Market conditions and elevated interest rates also continue to hinder mortgage production. Most mortgage production remains in adjustable-rate products, which are held in portfolio. Mortgage loans sold totaled $5.2 million in the third quarter of 2023 compared to $12.7 million in the third quarter of 2022.
•Other income decreased by $982 thousand due primarily to the distribution of $964 thousand from investments in non-housing limited partnerships during the third quarter of 2022.
•Other line items within noninterest income showed fluctuations attributable to normal business operations.

Noninterest Expenses
The following table compares noninterest expenses for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		$ Change	% Change
	2023	2022	2023-2022	2023-2022
Salaries and employee benefits	$12,885	$12,705	$180	1.4%
Occupancy	1,089	1,166	(77)	(6.6)%
Furniture and equipment	1,371	1,214	157	12.9%
Data processing	1,248	1,192	56	4.7%
Automated teller machine and interchange fees	314	329	(15)	(4.6)%
Advertising and bank promotions	332	278	54	19.4%
FDIC insurance	477	294	183	62.2%
Professional services	965	887	78	8.8%
Directors' compensation	199	213	(14)	(6.6)%
Taxes other than income	387	488	(101)	(20.7)%
Intangible asset amortization	228	272	(44)	(16.2)%
Provision for legal settlement	—	13,000	(13,000)	100.0%
Restructuring expenses	—	3,155	(3,155)	100.0%
Other operating expenses	952	1,219	(267)	(21.9)%
Total noninterest expenses	$20,447	$36,412	$(15,965)	(43.8)%

Noninterest expense decreased by $16.0 million from $36.4 million for the three months ended September 30, 2022 to $20.4 million for the three months ended September 30, 2023. The following were significant factors in this decrease:
•Furniture and equipment expense increased by $157 thousand due to an increase in hardware and software maintenance and services to support technology and facility improvements.
•Advertising and bank promotions expense increased by $54 thousand due to an increase in digital advertising, contributions and sponsorships to continue to promote the Company.
•FDIC insurance expense increased by $183 thousand due to increases in the assessment rate caused by an annualized two-basis point increase assessed by the FDIC to increase its deposit insurance fund, as well as growth in commercial loans and overall assets.
•Taxes other than income decreased by $101 thousand due to a decrease in the Pennsylvania Bank Shares Tax expense, which was driven by a decrease in the Bank's total equity balance from the increase in unrealized losses on investment securities and charges in the third quarter of 2022 for a provision for legal settlement and restructuring expenses.
•The Company agreed to settle a litigation matter, which resulted in a provision for legal settlement of $13.0 million recorded in the third quarter of 2022.
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
•Other operating expenses decreased by $267 thousand primarily due to a reduction in credit valuation adjustments on derivatives of $169 thousand.
•Other line items within noninterest expenses showed fluctuations attributable to normal business operations.

Income Tax Expense
Income tax expense totaled $2.5 million, an effective tax rate of 21.9%, for the three months ended September 30, 2023 compared with an income tax benefit of $1.6 million and an effective tax rate of 24.6% for the three months ended September 30, 2022. Excluding the impact of the legal settlement, the effective tax rate was 17.6% for the three months ended September 30, 2022. The Company's effective tax rate for the three months ended September 30, 2023 is greater than the 21% federal statutory rate primarily due to an increase in state taxes in addition to the disallowed portion of interest expense against earnings in association with the Bank's tax-exempt investments under the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"), partially offset by tax-exempt income, including interest earned on tax-exempt loans and securities and income from life insurance policies and tax credits. The increase in the effective tax rate from the three months ended September 30, 2022 to the three months ended September 30, 2023 was primarily due an increase in taxable income as the prior year was impacted by the restructuring charge and provision for legal settlement. In addition, the effective tax rate for the three months ended September 30, 2023 was increased by the portion of interest expense disallowed as a deduction against earnings under TEFRA and an increase in state taxes as a result of a greater percentage of taxable income earned in a state with a state income tax.
Nine months ended September 30, 2023 compared with nine months ended September 30, 2022
Summary
Net income totaled $28.0 million for the nine months ended September 30, 2023 compared to $12.4 million for the same period in 2022. Diluted earnings per share for the nine months ended September 30, 2023 totaled $2.68 compared to $1.16 for the nine months ended September 30, 2022.
Net interest income totaled $78.9 million for the nine months ended September 30, 2023 compared to $72.1 million for the nine months ended September 30, 2022, reflecting the deployment of cash into higher yielding commercial loans and investment securities and the impact of rising interest rates on interest-earning asset yields, partially offset by the impact of an increase in cost of funds and an increase in interest-bearing liabilities. Interest income recognized on SBA PPP loans totaled $174 thousand for the nine months ended September 30, 2023 compared to $5.9 million for the nine months ended September 30, 2022.
The provision for credit losses on loans totaled $1.3 million and $3.6 million for the nine months ended September 30, 2023 and 2022, respectively. During the first quarter of 2023, the Company adopted the new accounting standard for CECL, which resulted in the change from the incurred loss model based on historical loss experience to the expected loss model, and reflects the expected credit losses over the expected life of financial assets and commitments.
Noninterest income totaled $19.2 million and $20.7 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease of $1.5 million was due to a decrease in swap fee income of $1.5 million.
Noninterest expenses totaled $61.5 million for the nine months ended September 30, 2023 compared to $74.6 million for the three months ended September 30, 2022. The decrease of $13.1 million is primarily due to restructuring charge for branch closures and other expense savings initiatives and a provision for legal settlement recorded in the third quarter of 2022.
Net Interest Income
Net interest income increased by $6.8 million from $72.1 million for the nine months ended September 30, 2022 to $78.9 million for the nine months ended September 30, 2023. Interest income on loans increased by $26.2 million, from $66.5 million to $92.7 million, and interest income on investment securities increased by $6.3 million, from $9.5 million to $15.8 million, compared to the same period in the prior year. Total interest expense increased by $26.6 million from $4.4 million for the nine months ended September 30, 2022 to $31.0 million for the nine months ended September 30, 2023. Interest expense on deposits increased by $22.6 million from $2.8 million for the nine months ended September 30, 2022 to $25.4 million for the nine months ended September 30, 2023, and interest expense on borrowings increased by $3.9 million from $1.7 million from nine months ended September 30, 2022 to $5.6 million for the nine months ended September 30, 2023.

The following table presents net interest income, net interest spread and net interest margin for the nine months ended September 30, 2023 and 2022 on a taxable-equivalent basis:

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$41,861	$1,349	4.31%	$122,509	$536	0.59%
Investment securities (1)(2)	524,365	16,523	4.21	508,582	10,276	2.70
Loans (1)(3)(4)	2,223,701	93,051	5.59	2,011,881	66,738	4.43
Total interest-earning assets	2,789,927	110,923	5.31	2,642,972	77,550	3.92
Other assets	196,694			191,090
Total	$2,986,621			$2,834,062
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$1,519,013	18,611	1.64	$1,399,035	1,470	0.14
Savings deposits	204,832	431	0.28	234,054	209	0.12
Time deposits	320,000	6,350	2.65	279,557	1,079	0.52
Total interest-bearing deposits	2,043,845	25,392	1.66	1,912,646	2,758	0.19
Securities sold under agreements to repurchase and federal funds purchased	14,190	84	0.79	23,685	24	0.14
FHLB Advances and other borrowings	122,300	3,992	4.36	4,693	121	3.44
Subordinated notes	32,049	1,513	6.29	31,985	1,510	6.29
Total interest-bearing liabilities	2,212,384	30,981	1.87	1,973,009	4,413	0.30
Noninterest-bearing demand deposits	480,006			562,826
Other liabilities	52,618			46,058
Total liabilities	2,745,008			2,581,893
Shareholders’ equity	241,613			252,169
Total	$2,986,621			$2,834,062
Taxable-equivalent net interest income / net interest spread		79,942	3.44%		73,137	3.62%
Taxable-equivalent net interest margin			3.83%			3.70%
Taxable-equivalent adjustment		(1,054)			(991)
Net interest income		$78,888			$72,146

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balance of investment securities is computed at fair value.
(3)	Average balances include nonaccrual loans.
(4)	Interest income on loans includes prepayment and late fees, where applicable.

The following table presents changes in net interest income on a taxable-equivalent basis for the nine months ended September 30, 2023 and 2022 by rate and volume components.

	Nine Months Ended September 30, 2023 Versus 2022 Increase (Decrease) Due to Change In
(in thousands)	Average Volume	Average Rate	Total
Interest Income
Federal funds sold and interest-bearing bank balances	$(353)	$1,166	$813
Taxable securities	640	6,142	6,782
Tax-exempt securities	(412)	(123)	(535)
Loans	7,003	19,310	26,313
Total interest income	6,878	26,495	33,373
Interest Expense
Interest-bearing demand deposits	122	17,019	17,141
Savings deposits	(26)	248	222
Time deposits	156	5,115	5,271
Total interest-bearing deposits	252	22,382	22,634
Securities purchases under agreements to repurchase and federal funds purchased	(10)	70	60
FHLB advances and other	3,022	849	3,871
Subordinated notes	3	—	3
Total interest expense	3,267	23,301	26,568
Taxable-Equivalent Net Interest Income	$3,611	$3,194	$6,805
Net interest income on a taxable-equivalent basis increased by $6.8 million to $79.9 million for the nine months ended September 30, 2023 from $73.1 million for the nine months ended September 30, 2022. The Company's net interest spread was 3.44% for the nine months ended September 30, 2023 compared to 3.62% for the nine months ended September 30, 2022.
Taxable-equivalent net interest margin increased by 13 basis points to 3.83% for the nine months ended September 30, 2023 from 3.70% for the nine months ended September 30, 2022. The taxable-equivalent yield on interest-earning assets increased by 139 basis points from 3.92% for the nine months ended September 30, 2022 to 5.31% for the nine months ended September 30, 2023 reflecting the benefit of both the deployment of cash into higher yielding loans and investment securities and the impact of rising interest rates on these interest-earning assets. This increase in yield was partially offset by the increase of 157 basis points in the cost of interest-bearing liabilities from 0.30% to 1.87% between these same periods due to increased funding costs from higher market interest rates, competitive pressures and an increase in borrowings.
Average loans increased by $211.8 million to $2.2 billion for the nine months ended September 30, 2023 compared to $2.0 billion for the nine months ended September 30, 2022. The increase in average loans was due to loan growth, partially offset by the impact of SBA PPP loan forgiveness activity. Average investment securities increased by $15.8 million from $508.6 million for the nine months ended September 30, 2022 to $524.4 million for the same period in 2023 primarily due to investment purchases, partially offset by paydowns. Average interest-bearing liabilities increased by $239.4 million to $2.2 billion for the nine months ended September 30, 2023 from $2.0 billion for the nine months ended September 30, 2022. The competition for deposits increased in the latter part of 2022 and continued throughout 2023, which was coupled with clients utilizing their funds at a higher frequency. Therefore, additional liquidity was needed to meet the credit demands of clients, which resulted in an increase in average borrowings.
The yield on loans increased by 116 basis points to 5.59% for the nine months ended September 30, 2023 compared to 4.43% for the nine months ended September 30, 2022. Taxable-equivalent interest income earned on loans increased by $26.3 million year-over-year due to an increase in the average balance of commercial loans, excluding SBA PPP loan forgiveness activity, home equity loans and residential mortgages and from the impact of the rising interest rate environment. The increase in interest income from loan growth and higher interest rates was partially offset by the decrease of $5.7 million in interest income from SBA PPP loans due to significantly less forgiveness activity during the nine months ended September 30, 2023 compared to the same period in 2022.
The average balance of commercial loans, excluding SBA PPP loan forgiveness activity, increased by $165.2 million from $1.6 billion for the nine months ended September 30, 2022 to $1.8 billion for the nine months ended September 30, 2023. SBA PPP loans, net of deferred fees and costs, averaged $83.8 million for the nine months ended September 30, 2022 compared to $9.6 million for the nine months ended September 30, 2023. This decrease was due to forgiveness of SBA PPP loans. Average residential mortgage loans increased by $36.5 million from $204.4 million during the nine months ended September 30, 2022 to $240.9 million during the nine months ended September 30, 2023, primarily due to adjustable-rate and jumbo mortgage loans originated for the portfolio. Average home equity loans increased by $16.9 million from $171.9 million for the nine months ended September 30, 2022 to $188.8 million for the nine months ended September 30, 2023. Average installment and other consumer loans decreased by $6.7 million from $27.2 million for the nine months ended September 30, 2022 to $20.5 million for the nine months ended September 30, 2023.
For the nine months ended September 30, 2023, interest income on loans includes $174 thousand of interest and net deferred fee income associated with SBA PPP loans compared to $5.9 million of such interest and fee income for the nine months ended September 30, 2022. Prepayment income on commercial loans decreased by $25 thousand from $652 thousand for the nine months ended September 30, 2022 to $627 thousand for the nine months ended September 30, 2023. Accretion of purchase accounting adjustments included in interest income was $603 thousand and $966 thousand for the nine months ended September 30, 2023 and 2022, respectively. The decrease in accretion was partially due to a decline in accelerated accretion from acquired loan payoffs or significant loan repayments. The nine months ended September 30, 2023 and 2022 included $212 thousand and $647 thousand, respectively, of accelerated accretion.
Interest income on investment securities on a tax-equivalent basis increased by $6.2 million to $16.5 million for the nine months ended September 30, 2023 from $10.3 million for the nine months ended September 30, 2022, with the taxable equivalent yield increasing from 2.70% for the nine months ended September 30, 2022 to 4.21% for the nine months ended September 30, 2023. The 151 basis point increase reflected the higher interest rate environment since March 2022, as well as higher balances from purchases. The average balance of investment securities increased by $15.8 million to $524.4 million for the nine months ended September 30, 2023 from $508.6 million for the nine months ended September 30, 2022.
The average balance of federal funds sold and interest-bearing bank balances decreased by $80.6 million from $122.5 million for the nine months ended September 30, 2022 to $41.9 million for the same period in 2023, due primarily to the deployment of cash into loans and investment securities. However, the related interest income on a tax-equivalent basis increased by $813 thousand to $1.3 million for the nine months ended September 30, 2023 from $536 thousand for the nine months ended September 30, 2022. This increase was the result of multiple Federal Funds rate increases by the FOMC since March 2022.
Interest expense on interest-bearing liabilities increased by $26.6 million year-over-year due to the increase in the cost of interest-bearing liabilities by 157 basis points from 0.30% for the nine months ended September 30, 2022 to 1.87% for the nine months ended September 30, 2023 as funding costs increased from higher market interest rates, competitive pressures and an increase in higher cost borrowings. In addition, the average balance of interest-bearing deposits increased by $131.2 million to $2.0 billion for the nine months ended September 30, 2023 from $1.9 billion for the nine months ended September 30, 2022. Average interest-bearing demand deposits increased by $100.4 million and average time deposits increased $40.4 million as clients sought higher-yielding products during the rising interest rate environment.
Interest expense on borrowings increased by $3.9 million to $5.6 million for the nine months ended September 30, 2023 from $1.7 million for the nine months ended September 30, 2022, as the cost of borrowings increased by 77 basis points to 4.43% for the nine months ended September 30, 2023 from 3.66% for the nine months ended September 30, 2022. Average borrowings increased by $108.1 million from $60.4 million for the nine months ended September 30, 2022 to $168.5 million for the nine months ended September 30, 2023, as the Bank opted to borrow funds to provide additional liquidity to meet the credit needs of its clients.

Provision for Credit Losses
The Company recorded a provision for credit losses of $1.3 million for the nine months ended September 30, 2023 compared to $3.6 million for the same period in 2022. On January 1, 2023, the Company adopted the new accounting standard, referred to as CECL, which transitioned from the incurred loss model based on historical loss experience and economic and market conditions to the expected loss model. The CECL standard reflects expected credit losses over the expected life of the financial assets and commitments, primarily based on the discounted cash flow methodology for the majority of the loan segments, which applies the probability of default and loss given default factors to future cash flows, and adjusts to the net present value to derive the required reserve. Macroeconomic conditions are incorporated into the model for unemployment and gross domestic product, in addition to model assumptions for discount rate and prepayment and curtailment speeds.
For the nine months ended September 30, 2023, the provision for credit losses was driven by the increase of $101.2 million in commercial loans, excluding SBA PPP loan forgiveness activity, and an increase in the Delinquency and Classified Loan Trends qualitative factor for the commercial & industrial and owner-occupied commercial real estate loan classes and an increase in the Economic Conditions qualitative factor for consumer loans. The changes in these qualitative factors were based on a recent trend of increases in loans downgraded within the previously noted loan classes and growing concerns surrounding the economic conditions related to consumer debt levels, the impact of inflationary pressures and the reinstatement of student loan repayments, which could impact consumer loans. In addition, the provision for credit losses is impacted by the change in expected loss rates under CECL. Favorable published trends in unemployment and GDP rates, which are used in correlation with historical charge-offs to predict defaults and losses, resulted in a decrease to the required ACL. The ALL to total loan ratio increased from 1.18% at September 30, 2022 to an ACL to total loan ratio of 1.25% at September 30, 2023, which increase is primarily due to the cumulative effect adjustment recorded in connection with the adoption of CECL. The provision expense recorded in the nine months ended September 30, 2022 was due to commercial loan growth, excluding SBA PPP loan forgiveness activity, of $243.3 million.
Net charge-offs for the nine months ended September 30, 2023 totaled $587 thousand, compared to net charge-offs of $46 thousand for the nine months ended September 30, 2022. The increase in net charge-offs was due primarily to two commercial and industrial relationships with partial charge-offs totaling $656 thousand during 2023. Nonaccrual loans were 0.98% of gross loans at September 30, 2023, compared with 0.25% of gross loans at September 30, 2022. Nonaccrual loans increased by $17.0 million from September 30, 2022 to September 30, 2023, primarily due to one commercial and land development CTP loan being downgraded to substandard and placed on non-accrual status in the fourth quarter of 2022. While the loan had not been past due, management determined that it was appropriate to place the loan on non-accrual status due to other relevant factors. At this time, management believes that the value of the underlying collateral is sufficient to cover any potential losses on this loan. Management does not believe that this credit is indicative of overall stress in the loan portfolio. During the second quarter of 2023, the project underlying this CTP loan received its certificate of occupancy, which resulted in the recharacterization of the loan from commercial and land development to owner-occupied. The CTP loan had a current outstanding balance of $14.3 million and $15.4 million at September 30, 2023 and December 31, 2022, respectively.
Additional information is included in the "Credit Risk Management" section herein.

Noninterest Income
The following table compares noninterest income for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		$ Change	% Change
	2023	2022	2023-2022	2023-2022
Service charges on deposit accounts	$2,966	$2,861	$105	3.7%
Interchange income	2,921	3,059	(138)	(4.5)%
Other service charges, commissions and fees	702	622	80	12.9%
Swap fee income	451	1,935	(1,484)	(76.7)%
Trust and investment management income	5,668	5,852	(184)	(3.1)%
Brokerage income	2,727	2,864	(137)	(4.8)%
Mortgage banking activities	448	205	243	118.5%
Income from life insurance	1,855	1,742	113	6.5%
Other income	1,431	1,749	(318)	(18.2)%
Investment securities losses	(8)	(163)	155	95.1%
Total noninterest income	$19,161	$20,726	$(1,565)	(7.6)%

Noninterest income decreased by $1.5 million from $20.7 million for the nine months ended September 30, 2022 to $19.2 million for the nine months ended September 30, 2023. The following were significant factors in this decrease:
•Swap fee income decreased $1.5 million during the nine months ended September 30, 2023, as swap fee income will fluctuate based on market conditions and client demand.
•Mortgage banking income increased by $243 thousand due to a decline in the fair value losses of $1.2 million from a fair value mark of $1.4 million during the nine months ended September 30, 2022 compared to $182 thousand during the nine months ended September 30, 2023. This change in the fair value mark was due to the significant increase in mortgage interest rates during 2022 compared to current year, and was partially offset by a reduction in sales volume between these periods. Market conditions and elevated interest rates also continue to hinder mortgage production. Most mortgage production remains in adjustable-rate products, which are held in portfolio in 2023. Mortgage loans sold totaled $19.9 million during the nine months ended September 30, 2023 compared to $67.6 million during the nine months ended September 30, 2022.
•Other income decreased by $318 thousand due to the distribution of $964 thousand from investments in non-housing limited partnerships, gains on the sales of two SBA loans totaling $306 thousand and tax credits of $102 thousand recognized from the Bank's investment in solar renewable energy partnerships during the nine months ended September 30, 2022 partially offset by a gain of $1.1 million from the sale of the Bank's Path Valley branch during the nine months ended September 30, 2023.
•Investment securities losses declined by $155 thousand due primarily to a loss of $171 thousand during 2022 recorded on one non-agency CMO security, which was called at a price below par. The loss was partially offset by a gain of $22 thousand from the sale of one security with a principal balance of $3.1 million during the nine months ended September 30, 2022.
•Other line items within noninterest income showed fluctuations attributable to normal business operations.

Noninterest Expenses
The following table compares noninterest expenses for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		$ Change	% Change
	2023	2022	2023-2022	2023-2022
Salaries and employee benefits	$38,135	$35,354	$2,781	7.9%
Occupancy	3,249	3,586	(337)	(9.4)%
Furniture and equipment	3,810	3,784	26	0.7%
Data processing	3,666	3,410	256	7.5%
Automated teller machine and interchange fees	920	952	(32)	(3.4)%
Advertising and bank promotions	1,656	1,514	142	9.4%
FDIC insurance	1,500	767	733	95.6%
Professional services	2,203	2,417	(214)	(8.9)%
Directors' compensation	667	674	(7)	(1.0)%
Taxes other than income	847	1,160	(313)	(27.0)%
Intangible asset amortization	717	845	(128)	(15.1)%
Provision for legal settlement	—	13,000	(13,000)	100.0%
Restructuring expenses	—	3,155	(3,155)	100.0%
Other operating expenses	4,081	3,952	129	3.3%
Total noninterest expenses	$61,451	$74,570	$(13,119)	(17.6)%

Noninterest expense decreased by $13.1 million from $74.6 million for the nine months ended September 30, 2022 to $61.5 million for the nine months ended September 30, 2023. The following were significant factors in this decrease:
•Salaries and employee benefits expense increased by $2.8 million due primarily to staff additions that filled vacancies, merit and share-based compensation expense increases, higher employee benefit costs from increased claims volume and employee severance costs.
•Occupancy expenses decreased by $337 thousand due primarily to operating efficiencies from branch closures in 2022.
•Data processing increased by $256 thousand due primarily to an increase in core system costs and investments in new technology as the Company focuses on the evolving needs of its clients.
•Advertising and bank promotion expense increased by $142 thousand due to an increase in digital advertising and sponsorships to continue to promote the Company.
•FDIC insurance expense increased by $733 thousand due to increases in the assessment rate caused by an annualized two-basis point increase assessed by the FDIC to increase its deposit insurance fund and increases commercial loans and total assets.
•Professional services expense decreased by $214 thousand due primarily to a reduction in legal expenses following the settlement of outstanding litigation.
•Taxes other than income decreased by $313 thousand due to a decrease in the Pennsylvania Bank Shares Tax expense, which was driven by a decrease in the Bank's total equity balance from the increase in unrealized losses on investment securities and charges in the third quarter of 2022 for a provision for legal settlement and restructuring expenses.
•The Company agreed to settle a litigation matter, which resulted in a provision for legal settlement of $13.0 million recorded in the third quarter of 2022.
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
•Other operating expenses increased by $129 thousand due to an increase in credit valuation adjustments on derivatives of $66 thousand and customer fraud losses of $83 thousand.
•Other line items within noninterest expenses showed fluctuations attributable to normal business operations.

Income Tax Expense
Income tax expense totaled $7.3 million, an effective tax rate of 20.7%, for the nine months ended September 30, 2023 compared with $2.3 million and an effective tax rate of 15.7% for the nine months ended September 30, 2022. Excluding the impact of the provision for legal settlement, the effective tax rate was 18.2% for the nine months ended September 30, 2022. The Company’s effective tax rate is less than the 21% federal statutory rate due to tax-exempt income, including interest earned on tax-exempt loans and investment securities and income from life insurance policies, as well as tax credits, partially offset by disallowed interest expense and state income taxes. The increase in the effective tax rate from the nine months ended September 30, 2022 to the nine months ended September 30, 2023 was primarily due to an increase in projected taxable income for the 2023 fiscal year compared to the prior year due to the provision for legal settlement and restructuring charge. In addition, the effective tax rate for the nine months ended September 30, 2023 was increased by the portion of interest expense disallowed as a deduction against earnings under TEFRA and an increase in state taxes as a result of a greater percentage of taxable income earned in a state with a state income tax.

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
At September 30, 2023 and December 31, 2022, management classified the entire investment securities portfolio as AFS, which is accounted for at current market value with non-credit losses and gains reported in OCI, net of income taxes. On January 1, 2023, the Company adopted the new CECL standard in accordance with ASU 2016-13, which changed the accounting framework by replacing the other-than-temporary impairment assessment with the recognition of an allowance for credit losses.
The Company's investment securities portfolio includes debt investments that are subject to varying degrees of credit and market risks, which arise from general market conditions, and factors impacting specific industries, as well as news that may impact specific issues. Management monitors its debt securities, using various indicators in determining whether unrealized losses on debt securities are credit related and require an ACL. These indicators include the amount of time the security has been in an unrealized loss position, the cause and extent of the unrealized loss, and the credit quality of the issuer and underlying assets. In addition, management assesses whether it is likely the Company will have to sell the security prior to recovery, or it expects to be able to hold the security until the price recovers. The Company determined that the declines in market value were due to increases in interest rates and market movements, and not due to credit factors. The Company does not intend to sell these securities with unrealized losses and it is more likely than not that the Company will not be required to sell them before recovery of their amortized cost basis, which may be maturity. Therefore, the Company has concluded that the unrealized losses for the AFS securities do not require an ACL at September 30, 2023. Under the prior OTTI framework, the Company did not record any cumulative OTTI expense as of December 31, 2022.
At September 30, 2023, AFS securities totaled $495.2 million, a decrease of $18.5 million, from $513.7 million at December 31, 2022. During the nine months ended September 30, 2023, the Company had net purchases of $19.6 million, which included $15.3 million of agency MBS and CMO, $3.3 million of non-agency CMO and $1.0 million in asset-backed securities. The balance of investment securities included net unrealized losses of $58.1 million at September 30, 2023 compared to net unrealized losses of $49.6 million at December 31, 2022 for a change of $8.5 million. This increase in net unrealized losses was primarily due to higher treasury rates and wider credit spreads during 2023. In addition, there was $26.8 million in paydowns during 2023 contributing to the decrease. The overall duration of the Company's investment securities portfolio is 4.7 years at September 30, 2023. The Company has sufficient access to liquidity such that management does not believe it would be necessary to sell any of its investment securities at a loss to offset any unexpected deposit outflows. Management believes the structure of the Company's investment portfolio is appropriately aligned with the rest of the balance sheet to protect against volatile interest rate environments and to generate steady earnings.
The following table summarizes the credit ratings and collateral associated with the Company's investment portfolio, excluding equity securities, at September 30, 2023:

Sector	Portfolio Mix	Amortized Book Value	Fair Value	Credit Enhancement	AAA	AA	A	BBB	NR	Collateral / Guarantee Type
Unsecured ABS	1%	$4,053	$3,527	31%	—%	—%	—%	—%	100%	Unsecured Consumer Debt
Student Loan ABS	1	5,781	5,711	27	—	—	—	—	100	Seasoned Student Loans
Federal Family Education Loan ABS	18	101,486	100,566	9	7	80	—	13	—	Federal Family Education Loan (1)
PACE Loan ABS	—	2,362	1,983	6	100	—	—	—	—	PACE Loans
Non-Agency CMBS	4	23,349	23,110	19	—	—	—	—	100
Non-Agency RMBS	3	16,699	12,666	14	100	—	—	—	—	Reverse Mortgages (2)
Municipal - General Obligation	19	103,818	88,804		10	83	7	—	—
Municipal - Revenue	22	119,989	99,313		—	82	12	—	6
SBA ReRemic	1	3,855	3,732		—	100	—	—	—	SBA Guarantee (3)
Small Business Administration	1	8,562	9,100		—	100	—	—	—	SBA Guarantee (3)
Agency MBS	26	143,088	129,387		—	100	—	—	—	Residential Mortgages (3)
U.S. Treasury securities	4	20,060	17,143		—	100	—	—	—	U.S. Government Guarantee (3)
	100%	$553,102	$495,042		7%	80%	4%	2%	7%

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

The following table presents the loan portfolio, excluding residential LHFS, by segment and class at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Commercial real estate:
Owner occupied	$376,350	$315,770
Non-owner occupied	630,514	608,043
Multi-family	143,437	138,832
Non-owner occupied residential	100,391	104,604
Acquisition and development:
1-4 family residential construction	25,642	25,068
Commercial and land development	153,279	158,308
Commercial and industrial (1)	374,190	357,774
Municipal	10,334	12,173
Residential mortgage:
First lien	248,335	229,849
Home equity - term	5,223	5,505
Home equity - lines of credit	188,736	183,241
Installment and other loans	10,405	12,065
	$2,266,836	$2,151,232
(1) This balance includes $6.2 million and $13.8 million of SBA PPP loans, net of deferred fees and costs, at September 30, 2023 and December 31, 2022, respectively.
Total loans increased by $115.6 million from December 31, 2022 to September 30, 2023. This increase is due to growth in commercial loans of $101.2 million and first lien residential mortgages held in portfolio of $18.5 million, partially offset by decrease of $7.6 million in SBA PPP loans due to loan forgiveness during the nine months ended September 30, 2023.
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
The following table presents the Company’s risk elements and relevant asset quality ratios at September 30, 2023 and December 31, 2022. Accruing loans meeting the criteria for FDMs are reported cumulatively on a prospective basis from the adoption of ASU 2022-02.

	September 30, 2023	December 31, 2022
Nonaccrual loans	$22,324	$20,583
OREO	—	—
Total nonperforming assets	22,324	20,583
FDMs still accruing / TDRs still accruing	—	682
Loans past due 90 days or more and still accruing (1)	277	439
Total nonperforming and other risk assets ("total risk assets")	$22,601	$21,704
Loans 30-89 days past due and still accruing	$4,816	$7,311
Asset quality ratios:
Total nonperforming loans to total loans	0.98%	0.96%
Total nonperforming assets to total assets	0.73%	0.70%
Total nonperforming assets to total loans and OREO	0.98%	0.96%
Total risk assets to total loans and OREO	1.00%	1.01%
Total risk assets to total assets	0.74%	0.74%
ACL to total loans	1.25%	1.17%
ACL to nonperforming loans	126.67%	122.32%
ACL to nonperforming loans and FDMs still accruing / TDRs still accruing	126.67%	118.40%
Net charge-offs to total average loans (2)	0.04%	0.01%
(1) Includes $256 thousand and $307 thousand of PCI loans at September 30, 2023 and December 31, 2022, respectively in accordance with ASU 310-30. Upon adoption of the CECL standard, PCD loans were evaluated and reported on an individual loan level under ASU 310-20, Nonrefundable Fees and Other Assets.
(2) Annualized
Nonperforming assets include nonaccrual loans and foreclosed real estate. Risk assets, which include nonperforming assets, FDMs still accruing and loans past due 90 days or more and still accruing, totaled $22.6 million at September 30, 2023, an increase of $897 thousand from December 31, 2022. Nonaccrual loans increased by $1.7 million from December 31, 2022 to September 30, 2023 due primarily to additions of $4.1 million and transfers to non-accrual of $931 thousand due to the treatment of PCD loans at the individual asset level under CECL, partially offset by payments of $2.3 million, charge-offs of $901 thousand and loans returned to accrual status of $401 thousand. For the nine months ended September 30, 2023, the Company did not have loans meeting the FDM criteria under ASU 2022-02.

The following table presents the amortized cost basis of nonaccrual loans, according to loan class, with and without reserves on individually evaluated loans at September 30, 2023, as compared to nonaccrual loans at December 31, 2022. There was no specific reserve on the nonaccrual loans and no significant changes in the collateral securing these loans at both September 30, 2023 and December 31, 2022.

	September 30, 2023				December 31, 2022
	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing	Total nonaccrual loans
Commercial real estate:
Owner-occupied	$—	$16,800	$16,800	$—	$2,767
Non-owner occupied	—	252	252	—	—
Multi-family	—	—	—	—	—
Non-owner occupied residential	—	288	288	—	81
Acquisition and development:
1-4 family residential construction	—	—	—	—	—
Commercial and land development	—	1,417	1,417	—	15,426
Commercial and industrial	—	662	662	—	31
Municipal	—	—	—	—	—
Residential mortgage:
First lien	—	2,025	2,025	277	1,838
Home equity – term	—	3	3	—	5
Home equity – lines of credit	—	849	849	—	395
Installment and other loans	4	24	28	—	40
Total	$4	$22,320	$22,324	$277	$20,583
During the second quarter of 2023, the underlying project for a CTP loan on nonaccrual status received its certificate of occupancy, which resulted in the recharacterization of the loan from commercial and land development to owner-occupied commercial real estate. The CTP loan had a current outstanding balance of $14.3 million and $15.4 million at September 30, 2023 and December 31, 2022, respectively.
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

The following table presents our exposure to relationships that are individually evaluated for impairment and the partial charge-offs taken to date and specific reserves established on those relationships at September 30, 2023 and December 31, 2022. Accruing PCI loans are excluded loans individually evaluated for impairment at December 31, 2022. Prior to the adoption of CECL, acquired loans that met the criteria for impairment or nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the client is contractually delinquent if the Company expects to fully collect the new carrying value (i.e., fair value) of the loans. As such, the Company may no longer consider the loan to be nonperforming in accordance with guidance in ASU 310-30. Upon adoption of CECL, the Company elected to account for its PCD loans under ASC 310-20, which required that acquired loans be analyzed on an individual asset level. The impact of this election resulted in loans reported as nonaccrual and individually evaluated for credit expected losses under the CECL methodology.

	# of Relationships	Individually Evaluated Loans	Partial Charge-offs to Date	Specific Reserves
September 30, 2023
Relationships greater than $1,000,000	3	$17,911	$—	$—
Relationships greater than $500,000 but less than $1,000,000	1	631	388	—
Relationships greater than $250,000 but less than $500,000	1	252	—	—
Relationships less than $250,000	69	3,704	214	32
	74	$22,498	$602	$32
December 31, 2022
Relationships greater than $1,000,000	2	$17,774	$—	$—
Relationships greater than $500,000 but less than $1,000,000	—	—	—	—
Relationships greater than $250,000 but less than $500,000	1	260	—	—
Relationships less than $250,000	60	3,231	320	28
	63	$21,265	$320	$28
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
In its individually evaluated loan analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve include an evaluation of the outstanding loan balance and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships at September 30, 2023. However, over time, additional information may result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
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
The following table presents the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of September 30, 2023. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan and payment activity, which residential mortgage and installment and other consumer loans are presented below based on payment performance: performing or nonperforming. During the second and third quarters of 2023, commercial and land development loans totaling $46.6 million and $9.1 million, respectively, were recharacterized to a permanent commercial real estate class upon the completion of construction or receiving a certificate of occupancy.

	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$46,027	$94,573	$79,707	$22,354	$21,605	$66,222	$5,372	$—	$335,860
Special mention	—	10,007	2,541	—	—	2,398	—	—	14,946
Substandard - Non-IEL	—	—	—	6,122	—	2,165	457	—	8,744
Substandard - IEL	—	—	—	14,321	—	2,479	—	—	16,800
Total owner-occupied loans	$46,027	$104,580	$82,248	$42,797	$21,605	$73,264	$5,829	$—	$376,350
Current period gross charge offs - owner-occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied:
Risk rating
Pass	$36,918	$98,722	$206,053	$85,808	$63,827	$135,331	$510	$871	$628,040
Special mention	—	—	—	—	—	2,144	—	—	2,144
Substandard - Non-IEL	—	—	—	—	—	78	—	—	78
Substandard - IEL	—	—	—	—	—	252	—	—	252
Total non-owner occupied loans	$36,918	$98,722	$206,053	$85,808	$63,827	$137,805	$510	$871	$630,514
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family:
Risk rating
Pass	$2,255	$59,413	$8,732	$12,765	$7,791	$50,300	$150	$—	$141,406
Special mention	—	—	—	—	—	2,031	—	—	2,031
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total multi-family loans	$2,255	$59,413	$8,732	$12,765	$7,791	$52,331	$150	$—	$143,437
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Non-owner occupied residential:
Risk rating
Pass	$7,137	$23,451	$18,807	$10,005	$6,775	$31,144	$1,503	$—	$98,822
Special mention	—	—	—	—	—	894	—	—	894
Substandard - Non-IEL	—	—	—	—	—	385	—	—	385
Substandard - IEL	2	—	192	—	—	96	—	—	290
Total non-owner occupied residential loans	$7,139	$23,451	$18,999	$10,005	$6,775	$32,519	$1,503	$—	$100,391
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$—	$—	$12	$—	$—	$12
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$13,111	$12,383	$—	$—	$—	$—	$—	$—	$25,494
Special mention	—	—	148	—	—	—	—	—	148
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total 1-4 family residential construction loans	$13,111	$12,383	$148	$—	$—	$—	$—	$—	$25,642
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and land development:
Risk rating
Pass	$21,879	$52,815	$50,957	$9,946	$114	$1,841	$6,655	$5,990	$150,197
Special mention	—	—	—	1,223	—	442	—	—	1,665
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	1,417	—	—	1,417
Total commercial and land development loans	$21,879	$52,815	$50,957	$11,169	$114	$3,700	$6,655	$5,990	$153,279
Current period gross charge offs - commercial and land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial:
Risk rating
Pass	$55,922	$77,312	$75,336	$25,943	$10,988	$22,123	$92,100	$2,223	$361,947
Special mention	—	1,387	3,699	15	1,248	386	3,235	—	9,970
Substandard - Non-IEL	—	—	1,223	—	9	287	92	—	1,611
Substandard - IEL	—	—	—	8	—	508	146	—	662
Total commercial and industrial loans	$55,922	$78,699	$80,258	$25,966	$12,245	$23,304	$95,573	$2,223	$374,190
Current period gross charge offs - commercial and industrial	$—	$161	$106	$—	$—	$8	$473	$—	$748
Municipal:
Risk rating
Pass	$—	$4	$3,403	$—	$—	$6,927	$—	$—	$10,334
Total municipal loans	$—	$4	$3,403	$—	$—	$6,927	$—	$—	$10,334
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Residential mortgage:
First lien:
Payment performance
Performing	$27,657	$65,681	$35,176	$8,071	$7,690	$100,990	$—	$642	$245,907
Nonperforming	—	—	—	—	172	2,256	—	—	2,428
Total first lien loans	$27,657	$65,681	$35,176	$8,071	$7,862	$103,246	$—	$642	$248,335
Current period gross charge offs - first lien	$—	$—	$—	$—	$—	$58	$—	$—	$58
Home equity - term:
Payment performance
Performing	$553	$750	$140	$443	$124	$3,210	$—	$—	$5,220
Nonperforming	—	—	—	—	—	3	—	—	3
Total home equity - term loans	$553	$750	$140	$443	$124	$3,213	$—	$—	$5,223
Current period gross charge offs - home equity - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$111,582	$76,259	$187,841
Nonperforming	—	—	—	—	—	—	877	18	895
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$112,459	$76,277	$188,736
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$—	$40	$—	$40
Installment and other loans:
Payment performance
Performing	$718	$457	$357	$118	$861	$1,350	$6,516	$—	$10,377
Nonperforming	—	—	—	—	19	5	4	—	28
Total Installment and other loans	$718	$457	$357	$118	$880	$1,355	$6,520	$—	$10,405
Current period gross charge offs - installment and other	$139	$24	$—	$—	$4	$10	$21	$—	$198
The information presented in the table above is not required for periods prior to the adoption of CECL. The following table summarizes the Company’s loan portfolio ratings based on its internal risk rating system at December 31, 2022, which presents the most comparable required information. Prior to the adoption of CECL, PCD loans were classified as PCI loans and accounted for under ASC 310-30. In accordance with the CECL standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the adoption date. At September 30, 2023, the amortized cost of the PCD loans was $8.8 million.

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
The Special Mention classification is intended to be a temporary classification reflective of loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Company’s position at some future date. Special Mention loans represent an elevated risk, but their weakness does not yet justify a more severe, or classified, rating. These loans require inquiry by lenders on the cause of the potential weakness and, once analyzed, the loan classification may be downgraded to Substandard or, alternatively, could be upgraded to Pass. Special Mention loans decreased by $1.1 million from $32.9 million at December 31, 2022 to $31.8 million at September 30, 2023 due to repayments of $21.7 million partially offset by net downgrades of $20.6 million. The risk rating downgrades to Special Mention consisted of six clients spread across various commercial loan classes; however, management does not believe that other commercial loans in these categories reflect similar risk characteristics that led to these downgrades. The Substandard-IEL category increased from $21.3 million to $22.5 million from December 31, 2022 to September 30, 2023, respectively, primarily due to one commercial construction and land development loan with a balance of $1.4 million.
Classified loans totaled $33.6 million at September 30, 2023, or 1.5% of total loans outstanding, reflecting a decrease from $35.1 million, or 1.6% of loans outstanding, at December 31, 2022, due to net upgrades and repayments.
Non-impaired substandard loans are performing loans, which have characteristics that cause management concern over the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming, or individually evaluated, loans in the future. Generally, management feels that substandard loans that are currently performing and not considered individually evaluated result in some doubt as to the borrower’s ability to continue to perform under the terms of the loan, and represent potential problem loans. Substandard loans not individually evaluated totaled $11.1 million at September 30, 2023, a decrease of $2.7 million compared to $13.8 million at December 31, 2022, due primarily to net upgrades and repayments across various loan classes.

The following table presents the activity in the ACL, including the impact of adopting CECL, for the three and nine months ended September 30, 2023 and the activity in the ALL for the three and nine months ended September 30, 2022:

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
September 30, 2023
Balance, beginning of period	$16,996	$2,767	$5,854	$167	$25,784	$2,307	$292	$2,599	$—	$28,383
Provision for credit losses	(173)	125	(62)	(11)	(121)	239	18	257	—	136
Charge-offs	—	—	(267)	—	(267)	—	(75)	(75)	—	(342)
Recoveries	17	1	33	—	51	31	19	50	—	101
Balance, end of period	$16,840	$2,893	$5,558	$156	$25,447	$2,577	$254	$2,831	$—	$28,278
September 30, 2022
Balance, beginning of period	$12,294	$3,024	$4,471	$26	$19,815	$3,004	$223	$3,227	$237	$23,279
Provision for loan losses	551	342	296	(1)	1,188	309	(5)	304	8	1,500
Charge-offs	—	—	(87)	—	(87)	—	(24)	(24)	—	(111)
Recoveries	—	1	32	—	33	2	6	8	—	41
Balance, end of period	$12,845	$3,367	$4,712	$25	$20,949	$3,315	$200	$3,515	$245	$24,709
Nine Months Ended
September 30, 2023
Balance, beginning of period prior to adopting CECL	$13,558	$3,214	$4,505	$24	$21,301	$3,444	$188	$3,632	$245	$25,178
Impact of adopting CECL	2,857	(214)	928	169	3,740	(1,121)	49	(1,072)	(245)	2,423
Provision for credit losses	335	(111)	790	(37)	977	163	124	287	—	1,264
Charge-offs	(12)	—	(748)	—	(760)	(98)	(198)	(296)	—	(1,056)
Recoveries	102	4	83	—	189	189	91	280	—	469
Balance, end of period	$16,840	$2,893	$5,558	$156	$25,447	$2,577	$254	$2,831	$—	$28,278
September 30, 2022
Balance, beginning of period	$12,037	$2,062	$3,814	$30	$17,943	$2,785	$215	$3,000	$237	$21,180
Provision for loan losses	776	1,295	980	(5)	3,046	508	13	521	8	3,575
Charge-offs	—	—	(202)	—	(202)	(10)	(42)	(52)	—	(254)
Recoveries	32	10	120	—	162	32	14	46	—	208
Balance, end of period	$12,845	$3,367	$4,712	$25	$20,949	$3,315	$200	$3,515	$245	$24,709
The ACL totaled $28.3 million at September 30, 2023, an increase of $3.1 million from December 31, 2022, resulting from a cumulative-effect adjustment from the adoption of CECL of $2.4 million and the provision for credit losses of $1.3 million for the nine months ended September 30, 2023, which was inclusive of net charge-offs of $587 thousand during the nine months ended September 30, 2023. At September 30, 2023, the ACL as a percentage of the total loan portfolio was 1.25% compared to 1.18% at September 30, 2022. The ACL increased in the nine months ended September 30, 2023 primarily as a result of the impact of implementing CECL, which requires the transition from an incurred loss model based on historical loss experience to an expected credit loss model based on the life of the loan.
In addition to the specific reserve allocations on individually evaluated loans noted previously, 6 loans, with aggregate outstanding principal balances of $377 thousand, had cumulative partial charge-offs to the ACL totaling $602 thousand at September 30, 2023. As updated appraisals are received on collateral-dependent loans, partial charge-offs are taken to the extent the loans’ principal balance exceeds their fair value.

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
The recoveries on previously charged-off relationships are the result of successful loan monitoring and workout solutions. Recoveries are difficult to predict, and any additional recoveries that the Company receives will be used to replenish the ACL. Recoveries favorably impact historical charge-off factors, and contribute to changes in the loss factors used in our allowance adequacy analysis. However, as the loan portfolio continues to grow, future provisions for credit losses may be required.
Management believes the Company’s ACL is adequate based on currently available information. Future adjustments to the ACL and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.
Deposits
Deposits grew by $70.2 million, or 3%, remaining at $2.5 billion at both September 30, 2023 and December 31, 2022. During 2023, time deposits increased by $126.3 million, or 50%, interest-bearing demand deposits increased by $50.0 million, or 5% and money market accounts increased by $3.0 million, or 1%. These increases were partially offset by decreases in noninterest-bearing demand deposits of $30.5 million, or 7%, and savings accounts of $42.7 million, or 19%. The increase in time deposits was attributable to promotional offerings of up to 18-month terms. During the nine months ended September 30, 2023, brokered money market deposits increased by $19.0 million due to purchases. The decline in the savings and noninterest-bearing deposit categories was primarily the result of clients seeking higher-yielding products. During 2023, the Bank has been successful at retaining many of those deposits and driving inflows from new clients as well. This resulted in a shift from noninterest-bearing deposits to interest-bearing. At September 30, 2023, deposits that are uninsured and not collateralized totaled $387.5 million, or 15% of total deposits.
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
FHLB advances and other borrowings increased by $51.1 million to $157.3 million at September 30, 2023 compared to $106.1 million at December 31, 2022. The increase in borrowings during 2023 includes long-term fixed-rate advances from the FHLB totaling $40.0 million. With the continued strength in loan fundings and increased competition for deposits, the Bank elected to replace some of its overnight borrowings with lower cost term advances. The Bank tested its various sources of funding during 2023 to ensure accessibility.
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
Shareholders’ equity totaled $243.1 million at September 30, 2023, an increase of $14.2 million, or 6%, from $228.9 million at December 31, 2022. The increase was primarily attributable to net income of $28.0 million, partially offset by dividends paid of $6.4 million, other comprehensive losses of $4.4 million for the nine months ended September 30, 2023 and the cumulative-effect adjustment from the adoption of CECL that decreased retained earnings by $2.0 million. Other comprehensive losses increased due to after-tax declines of $6.6 million from net unrealized losses on investment securities, partially offset by $2.2 million in net unrealized gains from cash flow hedges. The increase in net unrealized losses was primarily caused by a decline in treasury rates and wider credit spreads during 2023.
For the nine months ended September 30, 2023, total comprehensive income totaled $23.6 million, an increase of $59.1 million, from total comprehensive losses of $35.5 million for the same period in 2022 due to an increase in net income of $15.6 million between the comparative periods. Other comprehensive losses, net of taxes, decreased by $43.5 million to $4.4 million for the nine months ended September 30, 2023 compared to other comprehensive losses, net of taxes, of $47.9 million for the nine months ended September 30, 2022. Unrealized losses were higher than prior periods due to market uncertainty resulting from inflation and higher interest rates from the time of the security purchase.
At September 30, 2023, book value per common share was $22.90 per share compared to $21.45 per share at December 31, 2022. Tangible book value per share also increased from $19.47 per share at December 31, 2022 to $20.94 per share at September 30, 2023, as a result of the increase in shareholders' equity driven by earnings during 2023. See “Supplemental Reporting of Non-GAAP Measures.”
The Company routinely evaluates its capital levels in light of its risk profile to assess its capital needs. The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. At September 30, 2023 and December 31, 2022, the Bank was considered well-capitalized under applicable banking regulations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Prompt corrective action provisions are not applicable to bank holding companies, including financial holding companies.

Note 10, Shareholders' Equity and Regulatory Capital, to the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1, "Financial Information," includes a table presenting capital amounts and ratios for the Company and the Bank at September 30, 2023 and December 31, 2022.
In addition to the minimum capital ratio requirement and minimum capital ratio to be well-capitalized presented in the referenced table in Note 10, the Bank must maintain a capital conservation buffer as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, Item 1 - Business, under the topic Basel III Capital Rules. At September 30, 2023, the Bank's capital conservation buffer, based on the most restrictive Total Capital to risk weighted assets capital ratio, was 4.5%, which is greater than the 2.5% requirement.

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
The Company regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and investment securities and the objectives of its asset/liability management policy. The Company's most liquid assets are cash and cash equivalents. The level of these assets depends on the Company's operating, financing, lending and investing activities during any given period. At September 30, 2023, cash and cash equivalents totaled $94.9 million, compared with $60.8 million at December 31, 2022, which increase reflects net income of $28.0 million for the nine months ended September 30, 2023, the increases in deposits and borrowings of $70.2 million and $51.9 million, respectively, and proceeds from investment securities maturities, calls and repayments, net of purchases of $10.0 million, offset primarily by the deployment of cash into higher yielding loans of $115.6 million. Unencumbered investment securities totaled $59.2 million at September 30, 2023. At September 30, 2023, the Company had $16.8 million of investment securities pledged at the FRB Discount Window, with no associated borrowings outstanding. The Company's maximum borrowing capacity from the FHLB of Pittsburgh is $1.1 billion at September 30, 2023. In addition, the Company had $30.0 million in available unsecured lines of credit with other banks at September 30, 2023. The Bank tested its various sources of funding during 2023 to ensure accessibility.
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
As a result of prior acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $21.4 million and $21.8 million at September 30, 2023 and December 31, 2022, respectively. Additionally, the Company incurred $3.2 million and $13.0 million in restructuring charges and a provision for legal settlement, respectively, during the three and nine months ended September 30, 2022.
Tangible book value per share and the impact of the legal settlement and restructuring charge on net income and diluted earnings per share, as used by the Company in this supplemental reporting presentation, is determined by methods other than in accordance with GAAP. While we believe this information is a useful supplement to GAAP-based measures presented in this Form 10-Q, readers are cautioned that this non-GAAP disclosure has limitations as an analytical tool, should not be viewed as a substitute for financial measures determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of our results and financial condition as reported under GAAP, nor are such measures necessarily comparable to non-GAAP performance measures that may be presented by other companies. This supplemental presentation should not be construed as an inference that our future results will be unaffected by similar adjustments to be determined in accordance with GAAP. The increase in tangible book value per share (non-GAAP) from December 31, 2022 to September 30, 2023 is primarily due to net income of $28.0 million, partially offset dividends paid of $6.4 million and an increase in other comprehensive losses, net of taxes, of $4.4 million due to net unrealized losses on AFS securities and interest rate swaps designated as hedging instruments caused by inversion of the yield curve.

The following table presents the computation of each non-GAAP based measure shown together with its most directly comparable GAAP-based measure.

(dollars and shares in thousands)	September 30, 2023	December 31, 2022
Tangible Book Value per Common Share
Shareholders' equity (most directly comparable GAAP-based measure)	$243,080	$228,896
Less: Goodwill	18,724	18,724
Other intangible assets	2,650	3,078
Related tax effect	(557)	(646)
Tangible common equity (non-GAAP)	$222,263	$207,740

Common shares outstanding	10,613	10,671

Book value per share (most directly comparable GAAP based measure)	$22.90	$21.45
Intangible assets per share	1.96	1.98
Tangible book value per share (non-GAAP)	$20.94	$19.47

Adjusted Net Income and Adjusted Diluted Earnings Per Share	September 30, 2022
(dollars and shares in thousands)	Three Months Ended	Nine Months Ended
Net (loss) income (most directly comparable GAAP based measure)	$(4,828)	$12,411
Plus: Restructuring charges	3,155	3,155
Plus: Provision for legal settlement	13,000	13,000
Less: Related tax effect	(3,393)	(3,393)
Adjusted net income (non-GAAP)	$7,934	$25,173

Weighted average shares - diluted (most directly comparable GAAP-based measure)	10,369	10,758
Diluted (losses) earnings per share (most directly comparable GAAP-based measure)	$(0.47)	$1.16
Weighted average shares - diluted (non-GAAP)	10,529	10,758
Diluted earnings per share, adjusted (non-GAAP)	$0.75	$2.34

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
Interest Rate Risk
Interest rate risk is the exposure to fluctuations in the Bank’s future earnings (earnings at risk) and value (value at risk) resulting from changes in interest rates. This exposure results from differences between the amounts of interest-earning assets and interest-bearing liabilities that reprice within a specified time period as a result of scheduled maturities, scheduled and unscheduled repayments, the propensity of borrowers and depositors to react to changes in their economic interests, and loan contractual interest rate changes.
We attempt to manage the level of repricing and maturity mismatch through our asset/liability management process so that fluctuations in net interest income are maintained within policy limits across a range of market conditions, while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure the Bank’s profitability. Thus, the goal of interest rate risk management is to evaluate the amount of reward for taking risk and adjusting both the size and composition of the balance sheet relative to the level of reward available for taking risk.
Management endeavors to control the exposure to changes in interest rates by understanding, reviewing and making decisions based on its risk position. The Bank primarily uses its securities portfolio, FHLB advances, interest rate swaps and brokered deposits to manage its interest rate risk position. Additionally, pricing, promotion and product development activities are directed in an effort to emphasize the loan and deposit term or repricing characteristics that best meet current interest rate risk objectives.
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
Net Interest Income Sensitivity
Simulation analysis evaluates the effect of upward and downward changes in market interest rates on future net interest income. The analysis involves changing the interest rates used in determining net interest income over the next twelve months. The resulting percentage change in net interest income in various rate scenarios is an indication of the Bank's short-term interest rate risk. The analysis assumes recent pricing trends in new loan and deposit volumes will continue while balances remain constant. Additional assumptions are applied to modify pricing under the various rate scenarios.
The simulation analysis results are presented in the table below. The decrease in net interest income in the rising interest rate scenarios at September 30, 2023 is the result of the assumption that funding costs will increase faster than the yields on interest earning assets. Results in the falling interest rate scenario project a decrease in net interest income as a result of long-term fixed rate funding added to the balance sheet in 2023. Additionally, in the September 30, 2023 model, funding pressure is not expected to abate within the first twelve months of a rates falling scenario, while the model at December 31, 2022 assumed faster repricing between those periods. The Bank is currently liability sensitive according to the model as interest bearing liabilities have been repricing faster than interest earning assets. If interest bearing liabilities reprice slower than modeled, the pressure on net interest income may be reduced.
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

The results at September 30, 2023 and December 31, 2022 reflect the impact of the FOMC's interest rate increases in effect at the end of each period. Funding cost and repricing speed will continue to be a factor in the results of the model. The behavior of the business and retail clients also varies across the rate scenarios, which is reflected in the results. For the September 30, 2023 modeling, enhancements were implemented to provide a more granular analysis, which reflects that business and retail accounts experience different rate sensitivities and average lives. To improve the comparability across periods, the Bank strives to follow best practices related to the assumption setting and maintains the size and mix of the period end balance sheet; thus, the results do not reflect actions management may take through the normal course of business that would impact results.

Net Interest Income			Economic Value
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates (basis points)	September 30, 2023	December 31, 2022	Change in Market Interest Rates (basis points)	September 30, 2023	December 31, 2022
(200)	(4.1)%	4.7%	(200)	(4.4)%	(27.7)%
(100)	(1.5)%	4.8%	(100)	(0.3)%	(9.3)%
100	(1.4)%	(2.6)%	100	(3.8)%	3.8%
200	(3.5)%	(6.1)%	200	(8.2)%	4.0%

Item 4. Controls and Procedures
Based on the evaluation required by Exchange Act Rules 13a-15(b) and 15d-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), at September 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at September 30, 2023.
There were no significant changes made to the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to affect, our internal control over financial reporting during the nine months ended September 30, 2023.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
Information regarding legal proceedings is included in Note 14, Contingencies, to the Consolidated Financial Statements under Part I, Item 1, "Financial Statements" and incorporated herein by reference.
Item 1A – Risk Factors
There have been no material changes from the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2023 to July 31, 2023	—	$—	—	28,467
August 1, 2023 to August 31, 2023	—	—	—	28,467
September 1, 2023 to September 30, 2023	—	—	—	28,467
Total	—	$—	—
In September 2015, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company may repurchase up to 416,000 shares of the Company's outstanding shares of common stock, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act, as amended. On April 19, 2021, the Board of Directors authorized the additional future repurchase of up to 562,000 shares of its outstanding common stock for a total of 978,000 shares. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. For the three months ended September 30, 2023, the Company repurchased zero shares of its common stock. At September 30, 2023, 949,533 shares had been repurchased under the program at a total cost of $21.2 million, or $22.36 per share. Common stock available for future repurchase totals approximately 28,467 shares, or 0.3% of the Company's outstanding common stock at September 30, 2023.
Item 3 – Defaults Upon Senior Securities
Not applicable.
Item 4 – Mine Safety Disclosures
Not applicable.
Item 5 – Other Information
During the three months ended September 30, 2023, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as such term is defined in Item 408(c) of Regulation S-K.

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

Date: November 8, 2023