Form 10-K
period 2023-12-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2024-03-14
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $194.0 million. For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant, and all persons beneficially owning more than 5% of the registrant’s common stock.
Number of shares outstanding of the Registrant’s common stock as of March 11, 2024: 10,705,077.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

ORRSTOWN FINANCIAL SERVICES, INC.
FORM 10-K

Glossary of Defined Terms
The following terms may be used throughout this Annual Report on Form 10-K, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
ALL	Allowance for loan losses
AFS	Available-for-sale
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Orrstown Bank, the commercial banking subsidiary of Orrstown Financial Services, Inc.
BHC Act	Bank Holding Company Act of 1965
CECL	Current expected credit losses
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CMO	Collateralized mortgage obligation
CRA	Community Reinvestment Act
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ERM	Enterprise Risk Management
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FDM	Financial difficulty modification
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross Domestic Product
GLB Act	Gramm-Leach-Bliley Act
GSE	United States government-sponsored enterprise
IEL	Individually evaluated loan
IRC	Internal Revenue Code of 1986, as amended
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
MBS	Mortgage-backed securities
MSR	Mortgage servicing right
NIM	Net interest margin
OCI	Other comprehensive income (loss)
OFA	Orrstown Financial Advisors, a division of the Bank that provides investment and brokerage services
OREO	Other real estate owned (foreclosed real estate)
OTTI	Other-than-temporary impairment
Parent Company	Orrstown Financial Services, Inc., the parent company of Orrstown Bank
2011 Plan	2011 Orrstown Financial Services, Inc. Stock Incentive Plan
PCD loans	Purchased credit deteriorated loans
PCI loans	Purchased credit impaired loans
PPP	Paycheck Protection Program
Repurchase Agreements	Securities sold under agreements to repurchase
ROU	Right of use (leases)
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
TDR	Troubled debt restructuring
U.S.	United States of America
Unless the context otherwise requires, the terms “Orrstown,” “we,” “us,” “our,” and “Company” refer to Orrstown Financial Services, Inc. and its subsidiaries.

PART I
Caution About Forward-Looking Statements
Certain statements appearing herein, which are not historical in nature, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications, from time to time, that contain such statements. Such forward-looking statements reflect the current views of the Company's management with respect to, among other things, future events and the Company's financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “forecast,” “goal,” “target,” “would” and “outlook,” or the negative variations of those words or other comparable words of a future or forward-looking nature. Forward-looking statements are statements that include projections, predictions, expectations, estimates or beliefs about events or results or otherwise are not statements of historical facts, many of which, by their nature, are inherently uncertain and beyond the Company's control, and include, but are not limited to, statements related to new business development, new loan opportunities, growth in the balance sheet and fee-based revenue lines of business, merger and acquisition activity, cost savings initiatives, reducing risk assets, and mitigating losses in the future. Accordingly, the Company cautions you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements and there can be no assurances that the Company will achieve the desired level of new business development and new loans, growth in the balance sheet and fee-based revenue lines of business, successful merger and acquisition activity and cost savings initiatives, and continued reductions in risk assets or mitigate losses in the future. Factors which could cause the actual results to differ from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general economic conditions (including inflation and concerns about liquidity) on a national basis or in the local markets in which the Company operates; ineffectiveness of the Company's strategic growth plan due to changes in current or future market conditions; changes in interest rates; failure to complete the merger with Codorus Valley Bancorp, Inc. or unexpected delays related to the merger or either party's inability to satisfy closing conditions required to complete the merger; certain restrictions during the pendency of the proposed transactions with Codorus Valley Bancorp, Inc. that may impact the parties' abilities to pursue certain business opportunities or strategic transactions; the diversion of management's attention from ongoing business operations and opportunities; the effects of competition and how it may impact our community banking model, including industry consolidation and development of competing financial products and services; changes in consumer behavior due to changing political, business and economic conditions, or legislative or regulatory initiatives; changes in laws and regulations; changes in credit quality; inability to raise capital, if necessary, under favorable conditions; volatility in the securities markets; the demand for our products and services; deteriorating economic conditions; geopolitical tensions; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; expenses associated with litigation and legal proceedings; and other risks and uncertainties. The foregoing list of factors is not exhaustive.
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
Background
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
Pending Merger
On December 12, 2023, the Company and Codorus Valley Bancorp, Inc. ("Codorus Valley" or “CVLY”) entered into a definitive agreement to affect a “merger of equals” transaction pursuant to which CVLY will be merged with and into the Company, with the Company as the surviving corporation (the "Merger"). Promptly following the Merger, CVLY’s wholly-owned bank subsidiary, PeoplesBank, A Codorus Valley Company, will be merged with and into the Bank, with the Bank as the surviving bank.
Under the terms of the agreement, CVLY shareholders will have the right to receive 0.875 shares of the Company’s common stock and cash in lieu of any fractional shares of the Company’s common stock. Upon closing, shareholders of the Company, prior to the closing of the Merger, will own approximately 56% of the combined company and shareholders of CVLY will own approximately 44% of the combined company. The transaction is subject to regulatory approvals and satisfaction of customary closing conditions, including approval from Orrstown and CVLY shareholders. The transaction is expected to close in the third quarter of 2024. As of December 31, 2023, CVLY had $2.2 billion in assets and operated 22 full-service branches and eight limited purpose branches in Pennsylvania and Maryland.
Business
The Bank was organized in 1919 as a state-chartered bank. On March 8, 1988, in a bank holding company reorganization transaction, the Parent Company acquired 100% ownership of the Bank.
The Parent Company’s primary activity consists of owning and supervising its subsidiary, the Bank. Day-to-day management is conducted by its officers, who are also Bank officers. The Parent Company has historically derived most of its income through dividends from the Bank. At December 31, 2023, the Company had total assets of $3.1 billion, total deposits of $2.6 billion and total shareholders’ equity of $265.1 million.
The Bank operates in the community banking segment and engages in lending activities, including commercial, residential, commercial mortgages, construction, municipal, and various forms of consumer lending and deposit services, including checking, savings, time and money market deposits. The Bank also provides fiduciary, investment advisory, insurance and brokerage services. These activities engaged in by the Bank are authorized by the Pennsylvania Banking Code of 1965. The Company and the Bank are subject to regulation by certain federal and state agencies and undergo periodic examinations by such regulatory authorities. The concentrations of credit by type of loan are included in Note 4, Loans and Allowance for Credit Losses, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."
Human Capital
At December 31, 2023, the Bank had 410 full-time and 15 part-time employees. At December 31, 2023, approximately 66% of our workforce was female and 34% were male. Our average tenure is approximately seven years. The Parent Company has no employees. Its 12 executive officers are employees of the Bank, who represent a mix of newer and more seasoned employees with diverse experience and have an average tenure of ten years.
We encourage and support the growth and development of our employees. Continuous learning and career development is advanced through ongoing performance and development conversations with employees, internally created training programs, including development and advancement training offered through Orrstown University, customized corporate training engagements and educational reimbursement and certification programs. Training opportunities are available both online and in-person, and all employees have online access to courses for professional development provided by a third party. During 2023, we also expanded our Management Associate Program from five employees to seven employees. This program provides a structured learning experience, which ranges from one to two years, that focuses on the commercial line of business and credit administration, and then progresses into rotations within other lines of business. The inaugural class will graduate from the program in 2024.
Employee evaluations are conducted on at least an annual basis. Those evaluations focus on job performance, achievement of goals and employee and career development. In addition, we monitor employee satisfaction and engagement through periodic employee surveys.
The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, our remote work options evolved as result of the COVID-19 pandemic. Currently, many of our employees effectively work a hybrid schedule from our office and remote locations. We continue to highlight the importance of the safety, health and wellness of our employees. We also introduced a number of new initiatives that focus on both physical and mental health. We take every opportunity to provide our employees with the tools and resources to assist them to navigate their work environment in a more positive and thoughtful manner.
We believe that it is critically important that its employee base reflects the communities that we serve. Our Diversity, Equity & Inclusion Council has taken concrete steps to diversify the job applicant pool. In addition to the our website, social media platforms and through talent recruiting efforts by third-party recruiters, job openings were posted directly at Historically Black Colleges and Universities within the Company's market area. Our President and Chief Executive Officer also signed the CEO ACTION for Diversity & Inclusion Pledge, which makes commitments to continue making our workplaces trusting places, implementing and expanding unconscious bias education, sharing best practices and creating and sharing strategic inclusion and diversity plans with our Board of Directors. Our Diversity, Equity and Inclusion Council continued to take impactful steps in 2023. The council provided educational opportunities to employees throughout the year and also represented the Company during Harrisburg's and Lancaster's PrideFest events, India Day and contributed for the purchase of children's books to the Salvation Army in Harrisburg in celebration of Black History Month. In 2023, our Diversity, Equity & Inclusion Council started the Company's first Employee Resource Group ("ERG"). The pilot ERG was named Orrstown Women's Network ("OWN") and includes 35 members focused on topics and initiatives that are important to women. During 2023, OWN met quarterly and also completed a fundraiser and participated in Harrisburg's Breast Cancer Awareness Walk. Subsequently, our Diversity, Equity & Inclusion Council announced its second ERG offering: an LGBTQ+ Employee Resource Group, which will provide resources, learning and networking opportunities to all of its members.
We offer competitive compensation to attract and further strengthen employee engagement and encourage retention. Compensation packages include market-competitive salary, healthcare and retirement benefits, paid time off, and may also include bonuses or sales commissions and short-term and long-term equity incentives.
We deploy numerous methods to foster employee engagement, including regular company-wide calls, weekly communication through our Orrstown Connections publications, new employee engagement event with the CEO, employee recognitions and service anniversaries including an event for Employee Appreciation Day, community service and leadership programs, annual events for all employees and off-site events with family and friends.
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
Commercial Lending
The Bank originates commercial real estate, equipment, construction, working capital and other commercial purpose loans to commercial clients throughout the Bank’s various markets. The Bank has significant market share in south central Pennsylvania and has been expanding its presence geographically in recent years. Currently, growth markets include the

Harrisburg region, Lancaster County and Maryland markets, while the Bank's commercial lending is primarily focused in these geographic regions or with borrowers headquartered in these geographic regions, the Company’s lending area also includes adjacent counties in Pennsylvania and Maryland, as well as Loudon County, Virginia and Berkeley, Jefferson and Morgan Counties, West Virginia.
The Bank’s credit policy dictates the underwriting requirements for the various types of commercial loans the Bank makes available to borrowers. The policy covers such requirements as debt coverage ratios, advance rates against different forms of collateral, loan-to-value ratios and maximum term.
A majority of the Company’s loans are for business purposes. At December 31, 2023, approximately 79% of the loan portfolio was comprised of commercial loans.
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
Loan Review
The Company has a loan review policy and program, which is designed to identify and monitor risk in the lending function. The Management ERM Committee, comprised of executive and senior officers and loan department personnel, is charged with the oversight of overall credit quality and risk exposure of the Company's loan portfolio. This includes the monitoring of the lending activities of all Company personnel with respect to underwriting and processing new loans and the timely follow-up and corrective action for loans showing signs of deterioration in quality. A loan review program provides the Company with an independent review of the commercial loan portfolio on an ongoing basis. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as extended delinquencies, bankruptcy, repossession or death of the borrower occurs, which increases the possibility of a credit loss.
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
The Bank outsources its independent loan review to a third-party provider, who monitors and evaluates borrowers on a quarterly basis utilizing risk-rating criteria established in the credit policy in order to identify deteriorating trends and detect conditions which might indicate potential problem loans. The results of the third-party loan review are reported quarterly to the Management and Board ERM Committees for review. The loan ratings provide the basis for evaluating the adequacy of the ACL.
Deposit Products
The Bank offers deposit products to retail, commercial, non-profit and government clients through its retail branch network, its website and commercial team. Product offerings for retail clients include checking accounts, money market, savings and certificates of deposit. The Bank offers a suite of treasury management solutions for businesses that help them to forecast and manage their cash and receivables. The Bank is committed to advancing digital capabilities for all clients, to ensure scalability and optimization of financial performance within the organizations. A robust treasury management online banking platform allows clients to send and collect money electronically using ACH and wire transfer origination services, deposit checks via mobile or desktop capture, and mitigate fraud through check and ACH positive pay services. Wire transfers may be sent and also received domestically, as well as internationally in most currencies. Online bill-pay services allow check and electronic payments, with same day, next day and future dated payments. Additionally, business clients can automatically move money between Bank accounts using various automated sweep services. Using strategic partnerships, the Bank is able to offer best-in-class lockbox services, armored cash logistic solutions, credit cards, purchasing cards, and merchant card processing services.
Digital capability for consumers includes person-to-person (P2P) payment, bill pay, mobile deposit capture and domestic money transfer services. Traditional domestic and international wire transfer services are also offered via the Bank's branches. In addition to opening accounts and communicating with employees via traditional branch or call-center engagement, digital online account opening, online loan and credit card application processing, online mortgage pre-qualification and mortgage application processing, automated telephone services, and online chat features provide consumers with convenient digital alternatives to more traditional products and services.
The Bank competes for deposits similarly on the basis of a combination of value and service and by providing convenience through a broad network of branches, ATMs, card services, and digital service channels.
Investment Services
Through its trust department, the Bank renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor, and other fiduciary activities authorized by law under the trade name Orrstown Financial Advisors, or OFA. OFA offers retail brokerage services through a third-party broker/dealer arrangement with Cetera Advisor Networks LLC. At December 31, 2023, assets under management by OFA totaled $1.8 billion.
Competition
The Bank’s principal market area consists of south central Pennsylvania, the greater Baltimore region, and Washington County, Maryland. The Bank serves a substantial number of depositors in this market area and its contiguous counties.
The Bank competes with other banks and less heavily regulated financial services companies, such as credit unions and finance and trust companies, as well as mortgage banking companies, mutual funds, investment advisors, and brokerage firms, both within and outside of its primary market areas. Financial technology companies, or Fintechs, are also providing nontraditional, but increasingly strong competition for the acquisition and retention of clients.
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
The Company implements strategic initiatives focused on expanding its core businesses and exploring, on an ongoing basis, acquisition, divestiture, and joint venture opportunities to the extent permitted by its regulators and in alignment with its strategic goals. The Company analyzes each of the Bank's products and businesses in the context of shareholder return, client demands, competitive advantages, industry dynamics, and growth potential. The Company's management believes its market area will support further growth in the future.
Regulation and Supervision
The Parent Company is a bank holding company registered with the FRB and has elected status as a FHC. The Bank is a Pennsylvania-chartered commercial bank and a member bank of the Federal Reserve System.
Regulatory Environment
The banking industry is highly regulated, and Orrstown is subject to supervision, regulation, and examination by the FRB, as its primary federal regulator, and the Pennsylvania Department of Banking and Securities. The statutory and regulatory framework that governs the Company is generally intended to protect depositors and clients, the FDIC's Deposit Insurance Fund, the U.S. banking and financial system, and financial markets as a whole by ensuring the safety and soundness of bank holding companies ("BHCs") and banks. Bank regulators regularly examine the operations of BHCs and banks. Regulators have broad supervisory and enforcement authority over BHCs and banks, including the power to impose nonpublic supervisory agreements, issue cease and desist orders, impose fines and other civil penalties, terminate deposit insurance, and appoint a conservator or receiver. Engaging in unsafe or unsound practices or failing to comply with applicable laws, regulations, and supervisory agreements could subject the Company and its respective officers, directors, and institution-affiliated parties to the remedies described above, and other sanctions.

Banking statutes, regulations, and policies are continually under review, as applicable, by Congress, state legislatures, and federal and state regulatory agencies. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters, and similar written guidance applicable to Orrstown. Any change in statutes, regulations, or regulatory policies applicable to us, including changes in their interpretation or implementation, could have a material effect on our business or organization.
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
As a FHC, the Parent Company is generally subject to the same regulation as other BHCs, including the reporting, examination, supervision and consolidated capital requirements of the FRB. To preserve its FHC status, the Parent Company must remain well-capitalized and well-managed and ensure that the Bank remains well-capitalized and well-managed for regulatory purposes and earns “satisfactory” or better ratings on its periodic CRA examinations. An FHC ceasing to meet these standards is subject to a variety of restrictions, depending on the circumstances.
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
Federal Deposit Insurance
The FDIC's Deposit Insurance Fund provides insurance coverage for certain deposits, up to a standard maximum deposit insurance amount of $250 thousand per depositor and is funded through assessments on insured depository institutions, based on a methodology designed to take into account the risk each institution poses to the Deposit Insurance Fund. The Bank accepts client deposits that are insured by the Deposit Insurance Fund and, therefore, must pay insurance premiums. The FDIC may increase the Bank’s insurance premiums based on various factors, including changes in the Bank's risk profile. Beginning with the first quarterly assessment period of 2023, the FDIC increased the initial base deposit insurance assessment rate by two basis points, which is intended to increase the Deposit Insurance Fund ("DIF") reserve ratio to the statutory minimum of 1.35%. For 2023, the FDIC insurance expense for the Bank was $2.0 million.
In November 2023, the FDIC approved a final rule to implement a special assessment to recover the loss to the DIF associated with protecting uninsured deposits from bank events earlier in 2023. The FDIC will collect the special assessment beginning with the first quarterly assessment of 2024 and will continue to collect the special assessment for an estimated total of eight quarterly assessment periods. Banking organizations with total assets under $5.0 billion will be exempt from the special assessment, which is based on data from the December 31, 2022 reporting period.
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

Transactions between a Bank and its Affiliates
Federal banking laws and regulations impose qualitative standards and quantitative limitations upon certain transactions between a bank and its affiliates, including between a bank and its holding company and companies that the BHC may be deemed to control for these purposes. Transactions covered by these provisions must be on arm’s-length terms, and cannot be offered on terms more favorable than would be offered to non-related borrowers of similar creditworthiness, and cannot exceed certain amounts which are determined with reference to that bank’s regulatory capital. Moreover, if the transaction is a loan or other extension of credit, it must be secured by collateral in an amount and quality expressly prescribed by statute, and if the affiliate is unable to pledge sufficient collateral, the BHC may be required to provide it. The Dodd-Frank Act expanded the coverage and scope of these restrictions and requirements, including by applying them to the credit exposure arising under derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. Federal banking laws also place similar restrictions on loans and other extensions of credit by FDIC-insured banks, such as the Bank, and their subsidiaries to their directors, executive officers, and principal shareholders.
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
• Total Risk-Based Capital Ratio, equal to the ratio of total capital, including CET1 capital, Tier 1 capital, and Tier 2 capital, to risk-weighted assets. Tier 2 capital primarily includes qualifying subordinated debt and qualifying ACL.
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
At December 31, 2023, the Company's and the Bank’s regulatory capital ratios were above applicable well-capitalized standards and met the Capital Conservation Buffer requirement.

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
Cybersecurity
Multiple federal laws contain provisions requiring regulated financial institutions to maintain cybersecurity programs incorporating specific elements. The GLB Act requires financial institutions to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of client records and information.
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
Community Reinvestment Act
The CRA is intended to encourage banks to help meet the credit needs of their service areas, including low- and moderate-income neighborhoods, consistent with safe and sound business practices. The relevant federal bank regulatory agency, the FRB in the Bank’s case, examines each bank and assigns it a public CRA rating. A bank’s record of fair lending compliance is part of the resulting CRA examination report. The CRA requires the relevant federal bank regulatory agency to consider a bank’s CRA assessment when considering that bank’s application to conduct certain mergers or acquisitions or to open or relocate a branch office. The FRB also must consider the CRA record of each subsidiary bank of a BHC in connection with any acquisition or merger application filed by the BHC. An unsatisfactory CRA record could substantially delay or result in the denial of an approval or application by the Parent Company or the Bank. The Bank received a CRA rating of “Satisfactory” in its most recent examination prepared by the FRB on January 25, 2021. Leaders of the federal banking agencies had indicated their support for modernizing the CRA regulatory framework to address changing delivery systems and consumer preferences, and on October 24, 2023, the agencies jointly issued a final rule to strengthen and modernize the CRA regulations by maintaining the existing CRA ratings, but modifying the evaluation framework to replace the existing tests generally applicable to banks with at least $2.0 billion in total assets (e.g., the lending, investment and service tests) with four new tests and associated performance metrics. The final rule updates the CRA regulations to expand access to credit, investment, and basic banking services in low- and moderate-income communities, adapt to changes in the banking industry, including the expanded role of mobile and online banking, and provide greater clarity and consistency. The new CRA regulations will become effective on January 1, 2026.
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
The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the BSA, was enacted in January 2021. The AMLA codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the U.S. Department of the Treasury ("Treasury") to promulgate priorities for anti-money laundering and countering the financing of terrorism policy; requires the development of standards by the Treasury for testing technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including a significant expansion in the available sanctions for certain BSA violations; and expands BSA whistleblower incentives and protections. Many of the statutory provisions in the AMLA required additional rulemaking, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance. Of these statutory provisions, the final rule for the Corporate Transparency Act (the "CTA") became effective January 1, 2024. The CTA authorized FinCEN to collect uniform beneficial ownership information for certain types of corporations, limited liability companies or other similar entities and disclose the information to authorized Federal agencies engaged in national security, intelligence, or law enforcement activities; state, local, and Tribal law enforcement agencies with court authorization; financial institutions with client due diligence requirements and regulators supervising them for compliance with such requirements; foreign law enforcement agencies, prosecutors, judges, and other agencies that meet specific criteria; and Treasury officers and employees under certain circumstances in an attempt to help prevent criminal and terrorist activity.
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
Transaction Account Reserves
FRB regulations require depository institutions to maintain cash reserves against specified deposit liabilities. The dollar amount of a depository institution's reserve requirement is determined by applying the reserve ratios specified in Regulation D to an institution's transaction accounts (primarily NOW and regular checking accounts). The FRB issued a final rule, effective December 22, 2020, lowering the reserve requirement on transaction accounts to 0%. Effective January 1, 2024, the FRB will establish the new reserve requirement exemption amount and low reserve tranche for 2024, but will not elevate the current reserve percentage from zero for depository institutions.
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
Risks Related to Credit
If our allowance for credit losses is not sufficient to cover actual losses, our earnings would decrease.
The ACL is recorded as a reduction to loans and leases on the consolidated balance sheet, and the reserve for unfunded lending commitments is included in other liabilities on the consolidated balance sheet. While we believe that our ACL as of December 31, 2023 was sufficient to cover losses in the loan and lease portfolio on that date, we may need to increase our provision for credit losses in future periods due to changes in the risk characteristics of the loan and lease portfolio, thereby negatively impacting our results of operations.

On January 1, 2023, the Company adopted ASU 2016-13, the current expected credit losses accounting standard commonly referred to as "CECL," which replaced the incurred loss model with the lifetime expected loss model. The CECL methodology requires an organization to measure all expected credit losses over the contractual term for financial assets measured at amortized cost, including loans, based on historical experience, current conditions, and reasonable and supportable forecasts. The adoption of the new CECL standard resulted in a cumulative-effect adjustment that increased the ACL for loans by $2.4 million and increased the off-balance sheet credit exposures reserve by $100 thousand. Retained earnings, net of deferred taxes, decreased by $2.0 million, and deferred tax assets increased by $559 thousand. As a result of the adoption of CECL standard, companies must recognize credit losses on these assets equal to management’s estimate of credit losses over the assets’ remaining expected lives. It is possible that our ongoing reported earnings and lending activity will be impacted negatively as a result of the application of CECL.
The ACL is determined based on various factors impacting the quality of the loan and lease portfolio as indicated by our borrowers' financial condition, payment performance, the value of the underlying collateral, and the support from a guarantor, in addition to the impact from economic conditions, government macroeconomic policies, interest rates and the regulatory environment. The experience and expertise of our loan officers, credit analysts and special assets group are essential to performing credit quality reviews, in addition to analyzing trends in delinquencies, levels of non-accruing and criticized loans and leases and modifications to loan terms. The ACL may also be influenced by other factors, including concentrations by the type of loan, collateral, borrower or location of the collateral or borrower. Such concentrations could increase the possibility that similarly situated borrowers and their collateral may collectively be affected by certain economic conditions.
Determining the ACL inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and trends, all of which may undergo material changes. We cannot be sure that we will be able to identify deteriorating credits before they become nonperforming assets or that we will be able to limit losses on those loans and leases that are identified. We have in the past been, and in the future may be, required to increase our ACL for any of several reasons. State and federal regulators, in reviewing our loan and lease portfolio as part of a regulatory examination, may request that we increase the ACL. Changes in economic conditions or individual business or personal circumstances affecting borrowers, new information regarding existing loans and leases, identification of additional problem loans and leases and other factors, both within and outside of our control, may require an increase in the ACL.
If our assessment of and expectations concerning the above-mentioned factors differ from actual developments, we may be required to increase our ACL, which could have an adverse effect on our financial condition, results of operations and our regulatory capital.
Commercial real estate lending may expose us to a greater risk of loss and impact our earnings and profitability.
Our business strategy includes making loans secured by commercial real estate. These types of loans generally have higher risk-adjusted returns and shorter maturities than other loans. Loans secured by commercial real estate properties are generally for larger amounts and may involve a greater degree of risk than other loans. Payments on loans secured by these properties are often dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties and the businesses that operate within them. Accordingly, repayment of these loans is subject to conditions in the real estate market or the local economy. Additionally, the COVID-19 pandemic has had a potentially long-term negative impact on certain commercial real estate assets due to the risk that tenants may reduce the office space they lease as some portion of the workforce continues to work remotely on a hybrid or full-time basis. In challenging economic conditions and as a result of changing demand for office space, these loans represent higher risk and could result in internal risk rating downgrades and an increase in our total net charge-offs, requiring us to increase our ACL, which could have a material adverse effect on our financial condition or results of operations. While we seek to minimize these risks in a variety of ways, there can be no assurance that these measures will protect against credit-related losses.
Our loan portfolio has a significant concentration in commercial real estate loans.
Our loan portfolio includes a large amount of commercial real estate loans. The federal banking agencies have promulgated guidance governing banks with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development and other land represent 100% or more of total risk-based capital or (ii) total commercial real estate loans represent 300% or more of total risk-based capital and that bank’s commercial real estate loan portfolio has increased 50% or more during the prior thirty-six months. Owner-occupied commercial real estate loans are excluded from this second category. If a bank is deemed to have a concentration in commercial real estate loans, it will be required to employ heightened risk management practices that address board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing and maintenance of increased capital levels as needed to support the level of commercial real estate lending. At December 31, 2023, the Bank’s construction, land development and other land balances were 44% of total risk-based capital, commercial real estate loans were 307% of total risk-

based capital and the Bank’s commercial real estate loan portfolio had increased by 69% during the prior thirty-six months. In addition, the Bank's office space portfolio was 71% of total risk-based capital at December 31, 2023. At this date, the Bank's office space portfolio included only limited exposure to properties in major metropolitan markets and amounted to approximately 2% of the total commercial real estate loan portfolio balance. The Bank believes it has taken the appropriate steps to implement appropriate risk management practices, which are subject to regulatory examination, including enhanced market analysis, stress testing and sensitivity analysis. If our regulators conclude that we have not implemented appropriate risk management practices, it could adversely affect our business, and could result in the requirement to maintain increased capital levels or restrict our ability to originate new loans secured by commercial real estate. We can provide no assurance that capital would be available, or available on terms favorable to us, at that time.
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
Our operations are subject to risks and uncertainties surrounding our exposure to changes in the interest rate environment. Earnings and liquidity depend to a great extent on our interest rates. Interest rates are highly sensitive to many factors beyond our control, including competition, general economic conditions, geopolitical tensions and monetary and fiscal policies of various governmental and regulatory authorities, including the FRB. Conditions such as inflation, deflation, recession, unemployment and other factors beyond our control may also affect interest rates. The nature and timing of any changes in interest rates or general economic conditions and their effect on us cannot be controlled and are difficult to predict. If the rate of interest we pay on our interest-bearing liabilities increases more than the rate of interest we receive on our interest-earning assets, our net interest income, and therefore our earnings, could contract and be materially adversely affected. Our earnings could also be materially adversely affected if the rates on interest-earning assets fall more quickly than those on our interest-bearing liabilities. Changes in interest rates could also create competitive pressures, which could impact our liquidity position.
Changes in interest rates also can affect our ability to originate loans, our ability to obtain and retain deposits, and the value of interest-earning assets, and the ability to realize gains from the sale of such assets, which could all negatively impact shareholder's equity and regulatory capital. Since March 2022, the Federal Reserve Open Markets Committee ("FOMC") has raised the Fed Funds rate by 525 basis points. Additional increases in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures and charge-offs, but could also necessitate further increases to our ACL and reduce net income. In addition, based on our interest rate sensitivity analyses, an increase in the general level of interest rates may negatively affect the market value of the investment portfolio depending on the duration of certain securities included in the investment portfolio. In December of 2023, the FOMC signaled its intention to reduce interest rates in 2024, contingent upon inflation settling at its 2.0% target. A decrease in interest rates may trigger loan prepayments, which may serve to reduce net interest income if we are unable to lend these funds to other borrowers or invest the funds at the same or higher interest rates.

Our subordinated notes, issued in December 2018, had a 6.0% fixed interest rate through December 30, 2023, after which the interest rate converted to a variable rate, 90-day average fallback SOFR rate, plus 3.16% through maturity in December 2028. At December 31, 2023, the interest rate on our subordinated debt was 8.78%. An increase in the interest rate on our subordinated debt could have a material adverse effect on our results of operations.
Our securities portfolio performance in difficult market conditions could have adverse effects on our results of operations.
Unrealized losses on investment securities result from changes in market interest rates, credit spreads and liquidity in the marketplace, along with changes in the credit profile of individual securities issuers. Prior to implementation of CECL, unrealized losses on AFS debt securities caused by a credit event would require the direct write-down of the AFS security through the OTTI approach; however, the new standard under ASC 326-30, Financial Instruments - Credit Losses, requires credit losses to be presented as an ACL. We are still required to conduct an impairment evaluation on AFS securities to determine whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If these situations apply, the guidance continues to require us to reduce the security's amortized cost basis down to its fair value through earnings.
We also evaluate the unrealized losses on AFS securities to determine if a security's decline in fair value below its amortized cost basis is due to credit factors. The evaluation is based upon factors such as the creditworthiness of the underlying borrowers, performance of the underlying collateral, if applicable, and the level of credit support in the security structure. Management also evaluates other factors and circumstances that may be indicative of a decline in the fair value of the security due to a credit factor. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost and near-term prospects of the issuer. If this assessment indicates that a credit loss exists, the present value of the expected cash flows of the security is compared to the amortized cost basis of the security. Under the CECL standard, if the present value of the cash flows expected to be collected is less than the amortized cost, an ACL is recorded for the credit loss.
Subsequent valuations, in light of factors prevailing at that time, may result in significant changes in the values of these securities in future periods. Any of these factors could require us to recognize an ACL charge and any additional amount of loss due to non-credit factors could impact AOCI. A reduction in the value of our securities portfolio could have an adverse effect on our regulatory capital, financial condition or results of operations in future periods. In addition, deterioration or defaults made by issuers of the underlying collateral of our investment securities may cause additional credit-related charges to our consolidated financial statements.
During 2023, the net unrealized losses of our AFS investment securities decreased $14.0 million as a result of a decline in market interest rates, which increased total shareholders' equity. However, increases in interest rates and credit spread changes could result in additional unrealized losses on AFS investment securities. We consider the unrealized losses on the AFS securities to be related to fluctuations in market conditions, primarily interest rates, and not reflective of deterioration in credit. In addition, we maintain that we have the intent and ability to hold our AFS securities until the amortized cost is recovered. We did not record a cumulative-effect adjustment related to our AFS securities upon adoption of CECL on January 1, 2023.
Potential downgrades of U.S. government securities by one or more of the credit ratings agencies could have a material adverse effect on our operations, earnings and financial condition.
A possible future downgrade of the sovereign credit ratings of the U.S. government and a decline in the perceived creditworthiness of U.S. government-related obligations could impact our ability to obtain funding that is collateralized by affected instruments, as well as affect the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments. We cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. Among other things, a downgrade in the U.S. government’s credit rating could adversely impact the value of our securities portfolio and may trigger requirements that we post additional collateral for trades relative to these securities. A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies or instruments could significantly exacerbate the other risks to which we are subject and could have related adverse effects on our business, financial condition and results of operations.
Risks Related to Competition and to Our Business Strategy
Difficult economic and market conditions can adversely affect the financial services industry and may materially and adversely affect us.
Our operations are sensitive to general business and economic conditions in the U.S. If the growth of the U.S. economy slows, or if the economy worsens or enters a recession, our growth and profitability could be constrained. In addition, economic conditions in foreign countries can affect the stability of global financial markets, which could impact the U.S. economy and financial markets. Weak economic conditions, which could directly impact our operations, are characterized by inflation, fluctuations in debt and equity capital markets, including a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased loan delinquencies, real estate price declines and lower home sales and commercial activity, and increased problem assets and foreclosures. All of these factors could be detrimental to our business. In addition, our business is significantly affected by monetary and related policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies could have a material adverse effect on our business, financial position, results of operations and cash flows.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on May 1, 2023, First Republic Bank went into receivership and its deposits and substantially all of its assets were acquired by JPMorgan Chase Bank, National Association. Similarly, on March 10, 2023, Silicon Valley Bank went into receivership, and on March 12, 2023, Signature Bank went into receivership.
Inflation and rapid increases in interest rates led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The FRB announced a program to provide loans, secured by certain government securities, to FDIC-insured depository institutions and certain U.S. branches and agencies of foreign banks, to mitigate the risk of potential losses on the sale of such instruments. Currently, new advances with terms up to one year under the program can only be made through March 11, 2024. There is no guarantee that the Treasury, the FDIC and/or the FRB, as applicable, would take such actions in the future in the event of the closure of other banks or financial institutions, that they would do so in a timely fashion, or that such actions, if taken, would have their intended effect.
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
Inflationary pressures continued throughout 2023, and may remain in 2024. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our clients to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to increase, which could adversely affect our results of operations and financial condition.
We face significant competition in the financial services industry.
We face significant competition in originating loans, attracting deposits and providing other financial services from financial and non-financial services firms, including traditional banks and credit unions, online banks, mortgage banking companies, wealth management companies, financial technology companies and others. Some of our competitors enjoy advantages, including greater financial resources and higher lending limits, more expansive marketing campaigns, better brand recognition, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. Emerging technologies have the potential to intensify competition and accelerate disruption in the financial services industry. In recent years, non-financial services firms, such as financial technology companies, have been offering services traditionally provided by financial institutions. These firms use technology and mobile platforms to enhance the ability of companies and individuals to borrow, save and invest money. Our ability to compete successfully depends on a number of factors, including our ability to develop and execute strategic plans and initiatives; to develop competitive products and technologies; and to attract, retain and develop a highly skilled employee workforce. If we are not able to compete successfully, we could be placed at a competitive disadvantage, which could result in the loss of clients and market share, and our business, results of operations and financial condition could suffer.

Our business may be adversely affected if we fail to adapt our products and services to technological advances, evolving industry standards and consumer preferences.
The banking industry undergoes constant technological change with frequent introductions of new technology-driven products and services. The widespread adoption of new technologies, including internet services and payment systems, could require substantial expenditures to modify or adapt our existing products and services as we grow and develop our internet banking and mobile banking channel strategies in addition to remote connectivity solutions. We might not be successful in developing or introducing new products and services, integrating new products or services into our existing offerings, responding or adapting to changes in consumer behavior, preferences, spending, investing and/or saving habits, achieving market acceptance of our products and services, reducing costs in response to pressures to deliver products and services at lower prices or sufficiently developing and maintaining loyal clients. Our future success may depend, in part, on our ability to address the needs of our current and prospective clients by using technology to provide products and services that will satisfy demands for convenience, as well as to create additional efficiencies in operations.
Development of new products, services and technologies may impose additional costs on us and may expose us to increased operational risk.
The introduction of new products and services can involve significant time and resources, including to obtain regulatory approvals. Substantial risks and uncertainties are associated with the introduction of new products and services, including technical and control requirements that may need to be developed and implemented, rapid technological change in the industry, our ability to access technical and other information from our clients, the significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices and the preparation of marketing, sales and other materials that fully and accurately describe the product or service and its underlying risks. Our failure to manage these risks and uncertainties would also expose us to enhanced risk of operational lapses which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to our clients. Products and services relying on internet and mobile technologies may expose us to fraud and cybersecurity risks. Implementation of certain new technologies, such as those related to artificial intelligence, automation and algorithms, may have unintended consequences due to their limitations, potential manipulation, or our failure to use them effectively. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business and reputation, as well as on our consolidated results of operations and financial condition.
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
In the ordinary course of business, we rely on electronic communications and information systems to conduct our business and to store sensitive data, including financial information regarding clients. Our electronic communications and information systems infrastructure, as well as the systems infrastructures of the vendors we use to meet our data processing and communication needs, could be susceptible to cyber-attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Denial of service attacks have been launched against a number of large financial services institutions. Hacking and identity theft risks, in particular, could cause serious reputational harm. Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks. Although, to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. No matter how well designed or implemented our controls are, we will not be able to anticipate all security breaches of these types, and we may not be able to implement effective preventive measures against such security breaches in a timely manner. A failure or circumvention of our security systems could have a material adverse effect on our business operations and financial condition.
We regularly assess and test our security systems and disaster preparedness, including back-up systems, but the risks are substantially escalating. As a result, cybersecurity and the continued enhancement of our controls and processes to protect our systems, data and networks from attacks, unauthorized access or significant damage remain a priority. Accordingly, we may be required to expend additional resources to enhance our protective measures or to investigate and remediate any information security vulnerabilities or exposures. Any breach of our system security could result in disruption of our operations, unauthorized access to confidential client information, significant regulatory costs, litigation exposure and other possible damages, loss or liability. Such costs or losses could exceed the amount of available insurance coverage, if any, and would adversely affect our earnings. Also, any failure to prevent a security breach, or to quickly and effectively deal with such a breach, could negatively impact client confidence, damaging our reputation and undermining our ability to attract and keep clients.
We may not be able to successfully implement future information technology system enhancements, which could adversely affect our business operations and profitability.
We invest significant resources in information technology system enhancements in order to provide functionality and security at an appropriate level. We may not be able to successfully implement and integrate future system enhancements, which could adversely impact the ability to provide timely and accurate financial information in compliance with legal and regulatory requirements, which could negatively impact our growth and profitability and could result in regulatory scrutiny. In addition, future system enhancements could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations.
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
Current and anticipated effects of climate change could negatively impact us and our clients. Weather-related events, such as severe storms, hurricanes, flooding and droughts, can present risks to us and our clients, including property damage, change in the value of properties securing our loans, changes in client behavior and preferences, and disruption of business operations, all which can increase credit risk and result in loss of revenue and additional expenses. These concerns over the impacts of climate change have gained political and social attention resulting in many legislative and regulatory initiatives to lessen the effects of climate change, which also may result in heightened supervisory expectations on banks’ risk management practices. Ongoing legislative and regulatory uncertainties and expanded requirements for climate risk management practices may result in increases to compliance and operating costs, which could have a negative impact on our financial condition and results of operations.
Our business may be negatively impacted by risk associated with acquisitions.
We intend to pursue a growth plan consistent with our business strategy, including growth by acquisition, as well as leveraging our existing branch network. On December 12, 2023, we signed a definitive agreement for a "merger of equals transaction" with CVLY. We may wish to seek to acquire other companies in the future. Our business may be negatively impacted by certain risks inherent with the acquisition of CVLY or other future acquisitions. Some of these risks include the following:
•we may incur substantial expenses in pursuing acquisitions;
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
To the extent that merger consideration, consisting of cash and shares of our common stock, exceeds the fair value of the net assets acquired, including identifiable intangibles, that amount will be reported as goodwill by us. In accordance with current accounting guidance, goodwill will not be amortized, but will be evaluated for impairment annually or more frequently as warranted by specific events or circumstances. A failure to realize the expected benefits of a merger could adversely impact the carrying value of the goodwill recognized in the merger and, in turn, negatively affect our financial results.
The market price of our common stock after acquisitions may be affected by factors different from those affecting our shares currently.
The businesses of us and acquired entities may differ and, accordingly, the results of operations of the combined company and the market price of the shares of common stock of the combined company may be affected by factors different from those currently affecting the independent results of operations and market prices of common stock of each separate entity. The market value of our common stock fluctuates based upon various factors, including changes in our business, operations or prospects, market assessments of the Merger, regulatory considerations, market and economic considerations, and other factors. Further, the market price of our common stock after an acquisition may be affected by factors different from those currently affecting our common stock. Additionally, future business acquisitions may result in the issuance and payment of additional shares of stock, which would dilute current shareholders’ ownership interests, and may involve the payment of a premium over book and market values. Therefore, dilution of our tangible book value and net income per common share could occur in connection with any future transaction.
Risks Related to Proposed Merger with CVLY
We may continue to incur substantial costs related to the Merger and integration of CVLY, and these costs may be greater than anticipated due to unexpected events.
We have incurred and expect to incur a number of non-recurring costs associated with the Merger. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs and other related costs. Some of these costs are payable regardless of whether the Merger is completed.
In addition, we expect to incur integration costs following the completion of the Merger, including facilities and systems consolidation costs and employment-related costs. We may also incur additional costs to maintain employee morale and to retain key employees. There are a large number of processes, policies, procedures, operations, technologies and systems that will need to be integrated, including purchasing, accounting and finance, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, pricing and benefits. While we have assumed that certain level of costs will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration costs. Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. These integration costs may result in the combined company taking charges against earnings following the completion of the Merger, and the amount and timing of such charges are uncertain at present. There can be no assurances that the expected benefits and efficiencies related to the Merger will be realized to offset these transaction and integration costs over time.
Failure to complete the Merger could negatively impact our business and results of operations.
If the Merger is not completed for any reason, there may be various adverse consequences and we may experience negative reactions from the financial markets and from their respective customers and employees. For example, our business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Additionally, if the merger agreement is terminated, the market price of our common stock could decline to the extent that current market prices reflect a market assumption that the Merger will be beneficial and will be completed. We also could be subject to litigation related to any failure to complete the Merger or to proceedings commenced against us to perform their respective obligations under the merger agreement. If the merger agreement is terminated under certain circumstances, we may be required to pay a termination fee of $8.3 million to the other party.
We are subject to business uncertainties and contractual restrictions while the Merger is pending.
Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on our business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others who deal with us to seek to change existing business relationships. In addition, the merger agreement requires that we conduct our business in the ordinary course of business consistent with past practice and restricts us from taking certain actions prior to the effective time or termination of the merger agreement without CVLY's consent in writing. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger.
Combining with CVLY may be more difficult, costly or time-consuming than expected, and we may fail to realize the anticipated benefits of the Merger.
The proposed Merger is a transaction combining two financial institutions of relatively similar asset size. The success of the Merger will depend on, among other things, the ability to realize the anticipated cost savings. To realize the anticipated benefits and cost savings from the Merger, we and CVLY must successfully integrate and combine our businesses in a manner that permits those cost savings to be realized without adversely affecting current revenues and future growth. If we and CVLY are not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the Merger could be less than anticipated, and integration may result in additional and unforeseen expenses.
An inability to realize the full extent of the anticipated benefits of the Merger and the other transactions contemplated by the merger agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of the combined company following the completion of the Merger, which may adversely affect the value of the common stock of the combined company following the completion of the Merger.
Our future results following the Merger may suffer if the combined company does not effectively manage its expanded operations.
Following the Merger, the size of our business following the completion of the Merger will increase beyond the current size of either our or CVLY's businesses. Our future success will depend, in part, upon our ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. We may also face increased scrutiny from governmental authorities as a result of the increased size of our business. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, revenue enhancement or other benefits currently anticipated from the Merger.
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

Altering our overdraft fee practices could materially adversely affect our fee income and results of operations.
Overdraft fee practices of banks have recently come under increased regulatory scrutiny and been the subject of litigation. This increased scrutiny and litigation have prompted many larger banks to reform their overdraft fee practices or cease charging overdraft fees altogether. Reforming, reducing or eliminating overdraft fees could materially adversely affect our fee income and results of operations. Pending or future legal proceeding, regarding our overdraft fee practices, may result in judgments, settlements, fines, penalties, defense costs, or other results adverse to us, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm to us.
Increases in FDIC insurance premiums may have a material adverse effect on our results of operations.
We are generally unable to control the amount of premiums that are required to be paid for FDIC insurance. Beginning with the first quarterly assessment period of 2023, the FDIC increased the initial base deposit insurance assessment rate by two basis points, which is intended to increase the Deposit Insurance Fund ("DIF") reserve ratio to 1.35%. In November 2023, the FDIC approved a final rule to implement a special assessment to recover the loss to the DIF associated with protecting uninsured deposits from bank events earlier in 2023. The FDIC will collect the special assessment beginning with the first quarterly assessment of 2024 and will continue to collect the special assessment for an estimated total of eight quarterly assessment periods. Banking institutions with total assets under $5.0 billion will be exempt from this special assessment, which is based on data from the December 31, 2022 reporting period. Although the FDIC has currently limited the special assessment in effect in the first quarter of 2024 to banking institutions with total assets greater than $5.0 billion, the Bank may be required to pay significantly higher premiums than the levels currently imposed, as well as additional special assessments or taxes, which could adversely affect earnings, as a result of bank or financial institution failures or other events. Any future increases or required prepayments in FDIC insurance premiums may materially adversely affect our results of operations.
Legislative, regulatory and legal developments involving income and other taxes could materially adversely affect our results of operations and cash flows.
We are subject to U.S. federal and U.S. state income, payroll, property, sales and use, and other types of taxes, including the Pennsylvania Bank Shares Tax. Significant judgment is required in determining our provisions for income taxes. Changes in tax rates, enactments of new tax laws, revisions of tax regulations, and claims or litigation with taxing authorities could result in substantially higher taxes, and therefore, could have a significant adverse effect on our results of operations, financial condition and liquidity. Increases in the assessment rate for the Pennsylvania Bank Shares Tax, which is calculated on the outstanding equity of the Bank, may also materially adversely affect our results of operations.
We are required to use judgment in applying accounting policies and different estimates and assumptions in the application of these policies could result in a decrease in capital and/or other material changes to the reports of financial condition and results of operations.
Material estimates that are particularly susceptible to significant change relate to the determination of the ACL, the fair value of certain financial instruments, particularly securities, and goodwill and purchase accounting. While we have identified those accounting policies that we consider critical and have procedures in place to facilitate the associated judgments, different assumptions in the application of these policies could have a material adverse effect on our financial condition and results of operations.
Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.
From time to time, the FASB, SEC and other regulatory bodies change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. These changes can be operationally complex to implement and can materially impact how we report our financial condition and results of operations.
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
As a participant in the financial services industry, many aspects of our business involve substantial risk of legal liability. From time to time we are named as a defendant or are otherwise involved in various legal proceedings, including regulatory enforcement actions, class actions and other litigation or disputes with third parties. Litigation pending against us is described in Note 23, Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statement and Supplementary Data," of this Annual Report on Form 10-K. There is no assurance that regulatory enforcement actions or litigation with private parties will not increase in the future. Pending or future legal proceedings against us may result in judgments, settlements, fines, penalties, indemnification costs, defense costs, or other results adverse to us, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm to us.

Risks Related to Liquidity
We are subject to liquidity risk, which could negatively affect our funding levels.
Market conditions or other events could negatively affect our access to or the cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, or fund asset growth and new business initiatives at a reasonable cost, in a timely manner and without adverse consequences. Although we maintain a liquid asset portfolio and have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned, as well as unanticipated, changes in assets, liabilities, and off-balance sheet commitments under various economic conditions, a substantial, unexpected, or prolonged change in the level or cost of liquidity could have a material adverse effect on us. If the cost effectiveness or the availability of supply in these credit markets is reduced for a prolonged period of time, our funding needs may require us to access funding and manage liquidity by other means. These alternatives may include generating client deposits, securitizing or selling loans, extending the maturity of wholesale borrowings, borrowing under certain secured borrowing arrangements, using relationships developed with a variety of fixed income investors, and further managing loan growth and investment opportunities. These alternative means of funding may result in an increase to the overall cost of funds and may not be available under stressed conditions, which could cause us to liquidate a portion of our liquid asset portfolio to meet any funding needs. In the event additional liquidity is needed, we have access to liquidity from the FHLB, the FRB discount window and other sources. At December 31, 2023, we have combined borrowing capacity from the FHLB and FRB of approximately $1.0 billion. Accessing these sources of liquidity would impose additional borrowing costs on us.
Loss of deposits or a change in deposit mix could increase our cost of funding.
Deposits are a stable source of funding for which costs are typically lower than other financing options. We compete with banks and other financial institutions for deposits, as well as institutions offering uninsured investment alternatives, including money market funds and Treasury Bill alternatives. Our competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to retain existing deposits or obtain new deposits. Bank failures could negatively impact depositor confidence in us or the banking industry and cause our deposits to decline. Funding costs may increase if we lose deposits and are forced to replace them with more expensive sources of funding, if clients shift their deposits into higher cost products or if we need to raise interest rates to avoid losing deposits. Higher funding costs reduce our net interest margin and net income. Increased deposit competition could materially adversely affect our ability to fund lending operations. As a result, we may need to seek other sources of funds that could increase our cost of funds.
Wholesale funding sources may prove insufficient to replace deposits at maturity and support our operations and future growth.
We must maintain sufficient funds to respond to the needs of depositors and borrowers. To manage liquidity, we draw upon a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These sources may include Federal Home Loan Bank advances, proceeds from the sale of investments and loans, and liquidity resources at the holding company. Our ability to manage liquidity will be severely constrained if we are unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable costs. In addition, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, operating margins and profitability would be adversely affected. Turbulence in the capital and credit markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and clients to do business with us. Our ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.
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
Concerns about the soundness of other financial institutions could adversely affect us.
Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have historically led to market-wide liquidity problems, losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions. While we did not have any direct exposure to the bank failures that occurred in 2023, the failures of those institutions led to extreme volatility in the prices of securities issued by financial institutions. Bank failures could negatively impact client and investor confidence in us, which could negatively impact our earnings, stock price or liquidity. We could experience increases in deposits and assets as a result of other banks’ difficulties or failure, which would increase the capital we are required to maintain to support such growth.
Risks Related to Owning Our Stock
If we want, or are compelled, to raise additional capital in the future, that capital may not be available when it is needed or on terms favorable to current shareholders.
Federal banking regulators require us to maintain adequate levels of capital to support our operations. These capital levels are determined and dictated by law, regulation and banking regulatory agencies. In addition, capital levels are also determined by our management and board of directors based on capital levels that they believe are necessary to support our business operations. Changes in our financial condition or results of operations, applicable accounting standards, laws and regulations and other factors could make it necessary or advisable for us to raise additional capital. Under such circumstances, our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Accordingly, we cannot provide assurance of our ability to raise additional capital on terms and time frames acceptable to us or to raise additional capital at all. Additionally, the inability to raise capital in sufficient amounts may adversely affect our operations, financial condition and results of operations. Our ability to borrow could also be impaired by factors that are nonspecific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole. If we raise capital through the issuance of additional shares of our common stock or other securities, we would likely dilute the ownership interests of current investors by diluting earnings per share of our common stock and potentially diluting book value per share, depending on the issuance price. The price at which we issue additional shares of stock could be less than the current market price of our common stock. Furthermore, a capital raise through the issuance of additional shares may have an adverse impact on our stock price. In addition, a capital raise involving the issuance of debt securities could negatively impact our earnings and liquidity.
The market price of our common stock is subject to volatility.
The market price of our common stock has been subject to fluctuations in response to numerous factors, many of which are beyond our control. These factors include actual or anticipated variations in our operational results and cash flows, changes in financial estimates by securities analysts, trading volume, large purchases or sales of our common stock, market conditions within the banking industry, the general state of the securities markets and the market for stocks of financial institutions, as well as general economic conditions. The impact of the large bank failures on the price of securities issued by financial institutions, generally, is one example of a situation in which factors outside of our control can negatively impact the market price of our securities. In addition, if our common stock ceases to be included in the Russell 2000 index, which is reconstituted in June of each year, this could result in decreased liquidity in, and demand for, our common stock, which could cause the market price of our common stock to decline.
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

General Risk Factors
We may not be able to attract and retain skilled people.
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
As a result of our reliance on employees, whether ours or those of third parties, we are subject to human vulnerabilities. These range from innocent human error to misconduct or malfeasance, potentially leading to operational breakdowns or other failures. Our controls may not be adequate to prevent problems resulting from human involvement in our business, including risks associated with the design, operation and monitoring of automated systems. Errors by our employees or others responsible for systems and controls on which we depend and any resulting failures of those systems and controls could result in significant harm to us. This could include client remediation costs, regulatory fines or penalties, litigation or enforcement actions, or limitations on our business activities. We could also suffer damage to our reputation, impacting our ability to attract and retain clients and employees.
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
Reputational risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from the actual or perceived manner in which we conduct our business activities, including banking operations and trust and investment operations, our management of actual or potential conflicts of interest and ethical issues, and our protection of confidential client information. Negative public opinion can also result from events occurring in the banking industry, such as bank failures, which are outside of our control. Negative public opinion can adversely affect our ability to keep and attract clients and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in the way we conduct our business activities and deal with our clients, communities and vendors, these steps may not be effective. The proliferation of social media websites utilized by us and other third parties, as well as the personal use of social media by our employees and others, including personal blogs and social network profiles, also may increase the risk that negative, inappropriate or unauthorized information may be posted or released publicly that could harm our reputation or have other negative consequences, including as a result of our employees interacting with our clients in an unauthorized manner in various social media outlets. Any damage to our reputation could affect our ability to retain and develop the business relationships necessary to conduct business, which in turn could negatively impact our financial condition, results of operations, and the market price of our common stock.
Acts of terrorism, natural disasters, global climate change, pandemics, wars and global conflicts may have a negative impact on our business and operations.
Acts of terrorism, natural disasters, global climate change, pandemics, wars, global conflicts or other similar events could disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and otherwise have a negative impact on our business and operations. While we have in place business continuity plans, such events could still damage our facilities, disrupt or delay the normal operations of our business (including communications and technology), result in harm to, or cause travel limitations on, our employees, and have a similar impact on our clients, suppliers, third-party vendors and counterparties. These events also could impact us negatively to the extent that they result in reduced capital markets activity, lower asset price levels, or disruptions in general economic activity in the U.S. or abroad, or in financial market settlement functions. In addition, these or similar events may impact economic growth negatively, which could have an adverse effect on our business and operations, and may have other adverse effects on us in ways that we are unable to predict.
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

ITEM 1B – UNRESOLVED STAFF COMMENTS
None.

ITEM 1C – CYBERSECURITY
We use, store and process data for and about our customers and employees. We have implemented a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to this data and our systems.
Risk Management Oversight and Governance
Under the ultimate direction of our Chief Executive Officer and executive management team, our Information Security Core Committee has primary responsibility for overseeing our management of cybersecurity risks. This committee is chaired by our Chief Information Security Officer, or CISO, who reports directly to our Chief Risk Officer. Other members of the committee include representatives from Information Technology, Operations, Privacy, Compliance, BSA, Audit. Business Continuity, Vendor Management, Human Resources, Physical Security, Unified Fraud, Retail, Wealth Management, Lending, and Enterprise Risk Management.
Our CISO, working with his team and the Information Security Core Committee, has primary responsibility for assessing and managing our cybersecurity threat management program. He has more than 25 years of experience in building and leading information security teams and has worked at a technology start-up and a large, publicly-traded financial institution before joining the Company. His experience as a technology engineer has prepared him to lead a variety of teams, both large and small, design, implement and execute executive cyber and information security controls. He studied Computer Science at the University of Virginia and holds a Certified Information Systems Security Professional ("CISSP") certification.
In addition to frequent electronic communication, the committee meets monthly and more frequently, as circumstances warrant, to discuss and monitor prevention, detection, mitigation and remediation of risks from cybersecurity threats. When appropriate, meetings will also include our Chief Risk Officer, Chief Financial Officer, General Counsel and members of our disclosure committee. On a regular basis, the CISO also updates the executive management team on developments within the cybersecurity sphere.
The Board of Directors has delegated oversight of the Company’s cybersecurity program to the Enterprise Risk Management Committee of the Board of Directors. The Enterprise Risk Management Committee is responsible for reviewing reports on data management and security initiatives and significant existing and emerging cybersecurity risks, including cybersecurity incidents, the impact on the Company and its stakeholders of any significant cybersecurity incident and any disclosure obligations arising from any such incidents.
Our CISO meets quarterly with the Enterprise Risk Management Committee of the Board of Directors to discuss management’s ongoing cybersecurity risk management programs. He provides information about the sources and nature of risks the Company faces, how management assesses such risks – including in terms of likelihood and severity of impact, progress on vulnerability remediation and current developments in the cybersecurity landscape. This presentation is shared with the full Board of Directors to enable discussion of cybersecurity risk management at the full board level.
Processes for the Identification of Cybersecurity Threats
Under the guidance of the Information Security Core Committee and the CISO, we have adopted a cybersecurity risk management program that addresses, among other areas:
•Identification of assets at risk from cybersecurity threats;
•Identification of potential sources of cybersecurity threats;
•Assessment of the status of protections in place to prevent or mitigate cybersecurity threats; and
•Given that landscape, how to manage cybersecurity risks.
Our risk assessment and mitigation program is centered on three key components:
•Identification of risks, which involves input from different groups across the Company;
•Evaluation of the likelihood of the risks manifesting, the severity of the potential consequences and prioritization of different risk items based on, among other things, importance to the business and cost/benefit analysis to fully address; and
•Execution – establishment of a program to address.
Our information security team is responsible for monitoring our information systems for vulnerabilities and mitigating any issues. It works with other groups in the Company to understand the severity of the potential consequences of a cybersecurity incident and to make decisions about how to prioritize mitigation and other initiatives based on, among other things, materiality to the business. The information security team has processes designed to keep the Company apprised of the different threats in the cybersecurity landscape – this includes interacting with intelligence networks, working with researchers, discussions with peers at other companies, monitoring social media, reviewing government alerts and other news items and attending security conferences. The team also regularly monitors our internal network and out customer-facing network to identify security risks.
Our Internal Audit function updates the Enterprise Risk Management Committee of our Board of Directors on a quarterly basis about the Company’s enterprise risk management program. These reports are the culmination of a process that involves discussions with leaders across the Company and incorporates a multitude of enterprise risk factors, including cybersecurity threats. The Enterprise Risk Management Committee Chair, in turn, reports to the full Board of Directors a summary of the enterprise risk management presentation.
We have an employee education program that is designed to raise awareness of cybersecurity threats to reduce our vulnerability as well as to encourage consideration of cybersecurity risks across functions.
As part of the assessment of the protections we have in place to mitigate risks from cybersecurity threats, we engage third parties to conduct risk assessments on our systems. To assess the effectiveness of our program, we also have engaged consultants to conduct penetration testing and other vulnerability analyses. Over a cycle of several years, our Internal Audit function, with the assistance of outside technical advisors, will conduct an assessment of different systems to provide the Enterprise Risk Management Committee with information on our risk management processes, including cybersecurity risk.
Before purchasing third party technology or other solutions that involve exposure to the Company’s assets and electronic information, our information technology team requires those companies to complete a security review before being approved to work with the Company.

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
During the third quarter of 2022, the Company announced that five Pennsylvania branches would be closing and staffing model adjustments would be made to drive long-term growth and improve operating efficiencies in 2023 and forward. On December 23, 2022, the Bank announced that it had entered into a Purchase and Assumption Agreement providing for the sale of its Path Valley branch, one of the five branches scheduled to be closed, and the associated deposit liabilities. The transaction closed on May 12, 2023. The other four branches were closed on December 30, 2022.

ITEM 3 – LEGAL PROCEEDINGS
Information regarding legal proceedings is included in Note 23, Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statement and Supplementary Data."

ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Capital Market under the symbol “ORRF.” At the close of business on March 11, 2024, there were 2,736 shareholders of record.
The Board declared cash dividends of $0.80 and $0.76 per common share in 2023 and 2022, respectively. Although the Company cannot guarantee the amount of future dividend payments, the Board understands the importance of the dividend to our shareholders and is committed to paying regular cash dividends; however, there can be no assurance as to future dividends because they are dependent on our future earnings, capital requirements and financial condition. In addition, any dividend increases prior to the completion of the merger of equals with Codorus Valley Bancorp, Inc. must be approved by Codorus Valley Bancorp, Inc. Restrictions on the payment of dividends are discussed in Note 17, Shareholders' Equity and Regulatory Capital, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data." On January 23, 2024, the Board declared a cash dividend of $0.20 per common share, which was paid on February 13, 2024, to shareholders of record as of February 6, 2024.
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding the Company's equity compensation plans is included in Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2023 to October 31, 2023	—	$—	—	28,467
November 1, 2023 to November 30, 2023	—	—	—	28,467
December 1, 2023 to December 31, 2023	—	—	—	28,467
Total	—	$—	—
In September 2015, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company could repurchase up to 416,000 shares of the Company's outstanding shares of common stock in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. On April 19, 2021, the Board of Directors authorized the additional future repurchase of up to 562,000 shares of its outstanding common stock for a total of 978,000 shares. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. For the three months December 31, 2023, the Company repurchased zero shares of its common stock. For the year ended December 31, 2023, the Company repurchased 130,592 shares of its common stock at an average price of $19.75. At December 31, 2023, 949,533 shares had been repurchased under the program at a total cost of $21.2 million, or $22.36 per share. Common stock available for future repurchase totals approximately 28,467 shares, or 0.3% of the Company's outstanding common stock at December 31, 2023.

PERFORMANCE GRAPH
The performance graph below compares the cumulative total shareholder return on our common stock with other indexes: the S&P U.S. SmallCap Banks index of banks with assets between $1.0 billion and $5.0 billion, the S&P 500 Index, and the NASDAQ Composite index. The graph assumes an investment of $100 on December 31, 2018 and reinvestment of dividends on the date of payment without commissions. Shareholder returns on our common stock are based on trades on the NASDAQ Stock Market. The performance graph represents past performance and should not be considered to be an indication of future performance.

Total Return Performance
Orrstown Financial Services, Inc.
S&P U.S. SmallCap Banks Index
S&P 500 Index
NASDAQ Composite Index
Index Value
300
250
200
150
100
50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

	Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Orrstown Financial Services, Inc.	100.00	127.86	97.71	153.88	145.79	192.85
S&P U.S. SmallCap Bank Index	100.00	125.46	113.94	158.62	139.85	140.55
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
NASDAQ Composite Index	100.00	136.69	198.10	242.03	163.28	236.17
Source: S&P Global Market Intelligence © 2024
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
Overview
The Company, headquartered in Shippensburg, Pennsylvania, is a one-bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiary, the Bank. At December 31, 2023, the Company had total assets of $3.1 billion, total liabilities of $2.8 billion and total shareholders' equity of $265.1 million as reported in the consolidated balance sheets.
The Company's primary source of income is net interest income, which is the difference between interest earned on its interest earning assets, such as loans and investment securities, and interest paid on its interest-bearing liabilities that includes deposits and borrowings. The Company's results of operations are impacted by economic conditions and market interest rates. Our profitability for the years ended December 31, 2023, 2022 and 2021 was primarily influenced by our continued organic growth and ongoing expansion into targeted markets and the rising interest rate environment.
On December 12, 2023, the Company entered into an agreement and plan to merge with Codorus Valley. For the year ended December 31, 2023, the Company incurred merger-related expenses of $1.1 million, which was included in non-interest expenses in the consolidated statements of income under Part II, Item 8, "Financial Statements and Supplemental Data."
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
Accounting for Credit Losses - Loans
The ACL represents the amount that, in management’s judgment, appropriately reflects credit losses inherent in the loan portfolio at the balance sheet date. A provision for credit losses is recorded to adjust the level of the ACL as determined by management. On January 1, 2023, the Company adopted ASU 2016-13, the current expected credit losses accounting standard commonly referred to as "CECL," which replaces the incurred loss model with the lifetime expected loss model. The CECL methodology requires an organization to measure all expected credit losses over the contractual term for financial assets measured at amortized cost based on historical credit loss experience, current conditions, and reasonable and supportable forecasts.
Determining the ACL inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and trends, all of which may undergo material changes, including expected probabilities of default, expected loss given default, the timing of expected future cash flows including the impact from unexpected changes in prepayment speeds, estimated losses based on historical credit loss experience and forecasted economic conditions. To the extent actual results differ from management's estimates, additional provisions for credit losses may be required that could adversely impact results of operations and regulatory capital in future periods.
The ACL is maintained at a level considered appropriate to absorb credit losses over the expected life of the loan. The ACL for expected credit losses is determined based on a quantitative assessment of two categories of loans: collectively evaluated loans and individually evaluated loans. In addition, the ACL also includes a qualitative component, which adjusts the CECL model results for risk factors that are not considered within the CECL model, but are relevant in assessing the expected credit losses within the loan classes.
The ACL on loans is measured on a collective basis when similar risk characteristics exist within the Company's loan segments between commercial and consumer. Each of these loan segments are broken down into multiple loan classes, which are characterized by loan type, collateral type, risk attributions and the manner in which management monitors the performance of the borrower. The risks associated with lending activities differ and are subject to the impact of changes in interest rates, market conditions, the collateral securing the loans, and general economic conditions.
The ACL for loans collectively evaluated is measured using a lifetime expected loss rate model that considers historical loss performance and past events in addition to forecasts of future economic conditions. Based on management's analysis, adjustments may be applied for additional factors impacting the risk of loss in the loan portfolio beyond the quantitatively calculated reserve on collectively evaluated loans. As the quantitative reserve calculation incorporates historical conditions, management may consider an additional or reduced reserve is warranted through qualitative risk factors based on current and expected conditions. Management uses the best available information to complete these evaluations; however, future adjustments to the ACL may be necessary if conditions significantly differ from the assumptions used in making the evaluations.
Utilizing a third-party vendor, the ACL for loans collectively evaluated is measured using a lifetime expected loss rate model under the vendor's neutral scenario that considers historical loss performance and past events in addition to forecasts of future economic conditions. The Company elected to use the discounted cash flow ("DCF") methodology for the quantitative analysis for the majority of its loan segments, which applies the probability of default to future cash flows, using a loss driver model and loss given default factors, and then adjusts to the net present value to derive the required reserve. The probability of default estimates are derived through the application of reasonable and supportable economic forecasts to the regression models, which incorporates the Company's and peer loss-rate data, unemployment rate and GDP and can be obtained from the Federal Reserve Economic Database. The reasonable and supportable forecasts of the selected economic metrics are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to expected loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The prepayment and curtailment assumptions adjust the contractual terms of the loan to arrive at the expected cash flows, which are obtained from the third-party vendor. The model incorporates an annualized prepayment rate and a twelve-month rate for curtailment based on a "statistical tendency to repay." Changes in the prepayment and curtailment speeds that vary from the current model inputs could result in an inaccurate of expected credit losses. The development and validation of credit models also included determining the length of the reasonable and supportable forecast and regression period and utilizing national peer group historical loss rates, which a four-quarter forecast period followed by a four-quarter straight-line reversion period were applied.
Management selected the national unemployment rate and GDP as the drivers of the quantitative portion of collectively evaluated reserves on loan classes reliant upon the DCF methodology, primarily as a result of high correlation coefficients identified in regression modeling, which represents a significant judgment in determining the ACL; however, changes in the macroeconomic forecast could significantly impact the calculated ACL. For the consumer loan segment, the quantitative reserve was calculated using the remaining life methodology where the average historical bank-specific and peer loss rates are applied to expected loan balances over an estimated remaining life of loans. The estimated remaining life is calculated using historical bank-specific loan attrition data.
See Note 1, Summary of Significant Accounting Policies, and Note 4, Loans and Allowance for Credit Losses, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplemental Data," for details on the ACL evaluation.
Accounting for Income Taxes
The Company is subject to federal and state income taxes in the jurisdictions in which it operates. Due to the complexity of the tax laws, management may make judgments in computing income tax expense, which are subject to varying interpretations by management and the taxing authorities, and could result in changes upon final determination. Income tax expense is based upon income before taxes, adjusted for the effect of certain tax-exempt income, non-deductible expenses and credits. Temporary differences may occur as a result of certain income and expense items being reported in different periods for financial reporting and tax purposes. Deferred taxes are calculated, using the applicable enacted marginal tax rate, based on the differences between the tax basis and carrying value of the asset or liability on the financial statement. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. Under FASB ASC 740, Income Taxes, the Company must apply a more likely than not probability threshold on its tax positions before a financial statement benefit is recognized. A valuation allowance would be recognized if any deferred tax assets were determined to be more likely than not unrecoverable. See Note 8, Income Taxes, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplemental Data," for details on our income tax expense and deferred tax assets and liabilities.
Readers of the Company's consolidated financial statements should be aware that the estimates and assumptions used may need to be updated in future financial presentations for changes in circumstances, business or economic conditions, in order to fairly represent the condition of the Company at that time.
Economic Climate, Inflation and Interest Rates
Preliminary real GDP for the fourth quarter of 2023 increased 3.2% on an annualized basis, which is a decline from 4.9% during the third quarter of 2023; however, it represents an improvement from the annualized increase of 2.7% during the fourth quarter of 2022. The preliminary GDP during the fourth quarter of 2023 reflected increases across multiple sectors including consumer spending and goods, residential fixed assets, exports, federal government spending and private inventory investment. The increase in consumer spending and goods was notable within food services, accommodations, health care, and pharmaceutical products. The increase in residential fixed assets was from new residential structures. Within exports, petroleum and recreational goods and vehicles were the leading factors. Compared to the third quarter of 2023, the offsetting factors resulting in deceleration in real GDP during the fourth quarter included slowdowns in consumer spending, residential fixed assets, private inventory investment and federal government spending. Fluctuation in real GDP in recent periods, due to inflation, credit conditions, supply chain challenges and geopolitical tensions, continues to create uncertainty in the current economic environment. The personal consumption expenditures ("PCE") price index increased by 1.9% in the fourth quarter of 2023, compared to an increase of 2.9% for the final estimate in the third quarter of 2023. Excluding food and energy prices, the PCE price index remained at 2.0% in the fourth quarter of 2023 as compared the third quarter of 2023.
The national unemployment rate was 3.7% in December 2023 compared to 3.8% in September 2023 and 3.5% in December 2022. However, within the Company's geographic footprint, the unemployment rate has decreased considerably in Pennsylvania from 4.3% in December 2022 to 3.5% in December 2023, and decreased in Maryland from 3.0% in December 2022 to 1.9% in December 2023. These decreases in state-wide unemployment rates are consistent with those experienced by the counties in which the Company operates branches and other corporate offices. There continued to be notable job gains nationally in healthcare, leisure and hospitality, professional, scientific and technical services, and government during the fourth quarter of 2023.
At both December 31, 2023 and 2022, the 10-year Treasury bond yield was 3.88%; however, it ranged from 3.30% to 4.98% during 2023 due to uncertain economic conditions and inflationary pressures. In an attempt to combat the impact of inflation, the rising consumer price index, supply chain disruptions, and labor market and geopolitical tensions, the FOMC approved increases to the Fed Funds rate totaling 525 basis points since March 2022 through the date of this report. In December of 2023, the FOMC signaled its intention to reduce interest rates in 2024, contingent upon inflation settling at its 2.0% target.
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
As the Company’s balance sheet consists primarily of financial instruments, interest income and interest expense are greatly influenced by the level of interest rates and the slope of the yield curve, as well as the mix of assets and funding. The Company has been able to grow its net interest income by $5.3 million from 2022 to 2023 due to organic commercial loan growth and rising interest rates, despite the decrease of $5.9 million in SBA PPP interest income from the prior year. Competition for quality lending opportunities and deposits remains intense, which, together with an inverted yield curve, will continue to challenge the Company's ability to grow its net interest margin and to manage its overhead expenses.

Beginning in March 2023, the banking industry experienced disruption from the failures of multiple regional U.S. banking institutions, each due to unique circumstances related to risk management of liquidity, interest, and capital and associated stress on deposits and unrealized losses on investment securities. These events led to a decline of confidence in the banking industry, which has since subsided, and overall economic uncertainty, which is expected to result in increased regulatory oversight and policymaking. The industry has experienced a significant increase in competition and pricing on deposits, which has driven funding costs higher. Although the Company was not materially impacted by these events during the year ended December 31, 2023, the Company has continued to assess its funding sources and analyze its liquidity position, interest rate sensitivity and capital adequacy, while also monitoring the ongoing events and volatility in the banking industry.

Results of Operations
Summary
Net income totaled $35.7 million, $22.0 million and $32.9 million for 2023, 2022 and 2021, respectively. Diluted earnings per share totaled $3.42, $2.06 and $2.96 for 2023, 2022 and 2021, respectively. Excluding merger-related expenses of $1.1 million, for the year ended December 31, 2023, net income totaled $36.6 million and diluted earnings per share totaled $3.51 compared to net income of $34.8 million and diluted earnings per share of $3.25 for the year ended December 31, 2022, excluding the legal settlement and restructuring expenses. See “Supplemental Reporting of Non-GAAP Measures.”
Net interest income totaled $104.9 million, $99.6 million and $87.0 million for 2023, 2022 and 2021, respectively. During 2023 and 2022, the increase in net interest income reflected the deployment of cash into higher yielding commercial loans and investment securities and the impact of the rising interest rates on interest-earning asset yields, partially offset by the impact of an increase in cost of funds and increases in interest-bearing liabilities. During 2021, net interest income benefited from the Company's expanded geographic footprint, organic growth in commercial loans from an increased sales force as the Company continued to take advantage of market opportunities, and SBA PPP interest income. For 2023, 2022 and 2021, interest income recognized on SBA PPP loans totaled $192 thousand, $6.1 million and $16.8 million, respectively.
The provision for credit losses on loans totaled $1.7 million, $4.2 million and $1.1 million in 2023, 2022 and 2021, respectively. During the first quarter of 2023, the Company adopted the new accounting standard for CECL, which resulted in the change from the incurred loss model based on historical loss experience to the expected loss model, which reflects the expected credit losses over the expected life of financial assets and commitments.
Noninterest income totaled $25.7 million, $27.0 million and $29.2 million for 2023, 2022 and 2021, respectively. The decrease of $1.3 million from 2022 to 2023 was primarily due to a decrease of $1.6 million in swap fee income, partially offset by an increase in mortgage banking activities of $184 thousand. The decrease in noninterest income of $2.2 million from 2021 to 2022 was primarily due to a decrease in mortgage banking activities of $5.5 million, which was partially offset by increases in swap fee income of $2.3 million and other income of $1.1 million. Other income in 2022 included realized gains on the Company's investment in a non-housing limited partnership of $1.1 million.
Noninterest expenses totaled $83.8 million, $95.8 million and $74.1 million for 2023, 2022 and 2021, respectively. The decrease of $12.0 million from 2022 to 2023 was primarily due to a legal settlement of $13.0 million and a restructuring charge of $3.2 million during 2022, partially offset by an increase of $3.0 million in salaries and employee benefits expense and merger-related expenses of $1.1 million during 2023. The increase of $21.7 million in non-interest expenses from 2021 to 2022 was due to the aforementioned legal settlement and restructuring charge and an increase of $4.0 million in salaries and employee benefits expenses.
Income tax expense totaled $9.4 million, $4.6 million and $8.0 million for 2023, 2022 and 2021, or an effective tax rate of 20.8%, 17.2% and 19.6% respectively. The Company’s effective tax rate is less than the 21% federal statutory rate due to tax-exempt income, including interest earned on tax-exempt loans and investment securities and income from life insurance policies and tax credits. The increase in the effective tax rate in 2023 was primarily due to an increase in taxable income compared to the prior year due to the legal settlement and restructuring charge in 2022. In addition, the effective tax rate increased in 2023 due to the portion of interest expense disallowed as a deduction against earnings under the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA") and an increase in state taxes as a result of a greater percentage of taxable income earned in a state with a state income tax. The difference in the effective tax rate in 2022 from 2021 was primarily due to a decrease in taxable income resulting from the legal settlement and restructuring charge, an increase in tax-exempt interest income on loans and investment securities due to the higher interest rate environment, and additional tax credits.

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
The FRB influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Starting in March 2022, the FOMC increased the Fed Fund rate by 425 basis points during 2022 and 100 basis points during 2023 as an attempt to combat the impact of inflation, the rising consumer price index, supply chain disruptions, the state of the labor market and geopolitical tensions.
Core deposits are deposits that are stable, lower cost and generally reprice more slowly than other deposits when interest rates change. Core deposits, which exclude certificates of deposit, are typically funds of local clients who also have a borrowing or other relationship with the Bank. The Company is primarily funded by core deposits, with noninterest-bearing demand deposits historically being a source of funds. During 2022, the lower-cost funding base had a positive impact on the Bank's net interest income and net interest margin in the rising interest rate environment. However, as the Fed Fund rate continued to increase, the competition for deposits also increased in the latter part of 2022 and continued throughout 2023 with clients utilizing their funds at a higher frequency and additional liquidity was needed to meet the demands of our clients. In addition, decreases in demand deposits and savings deposits were primarily due to clients shifting to higher-yielding products within the Bank, including time deposits with promotional offerings of up to 18-month terms. The Bank is currently liability sensitive as interest bearing liabilities are expected to reprice faster than interest earning assets.
The following table presents net interest income, net interest spread and net interest margin on a taxable-equivalent basis for 2023, 2022 and 2021. Taxable-equivalent adjustments are the result of increasing income from tax-exempt loans and investment securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 21% federal corporate tax rate for 2023, 2022 and 2021, reflecting our statutory tax rates for those years.

	2023			2022			2021
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold and interest-bearing bank balances	$40,856	$1,809	4.43%	$98,793	$774	0.78%	$258,834	$353	0.14%
Taxable securities	396,779	18,031	4.54	368,479	10,237	2.78	372,461	6,622	1.78
Tax-exempt securities (1)	123,686	4,383	3.54	141,161	5,209	3.69	89,574	3,157	3.52
Total investment securities (2)	520,465	22,414	4.31	509,640	15,446	3.03	462,035	9,779	2.12
Loans (1)(3)(4)	2,239,574	127,107	5.68	2,042,422	93,799	4.59	1,985,350	84,453	4.25
Total interest-earning assets	2,800,895	151,330	5.40	2,650,855	110,019	4.15	2,706,219	94,585	3.50
Cash and due from banks	29,867			28,534			30,231
Bank premises and equipment	29,442			32,673			34,545
Other assets	167,499			155,428			143,479
Allowance for credit losses	(28,176)			(22,690)			(19,659)
Total assets	$2,999,527			$2,844,800			$2,894,815
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$1,525,204	$26,944	1.77%	$1,414,177	$4,308	0.30%	$1,392,996	$1,287	0.09%
Savings deposits	198,157	585	0.30	232,660	341	0.15	202,371	203	0.10
Time deposits	338,170	9,981	2.95	273,276	1,688	0.62	360,264	2,709	0.75
Total interest-bearing deposits	2,061,531	37,510	1.82	1,920,113	6,337	0.33	1,955,631	4,199	0.21
Securities sold under agreements to repurchase and federal funds purchased	14,111	114	0.80	22,305	44	0.20	22,888	32	0.14
FHLB advances and other borrowings	123,697	5,350	4.32	15,678	630	4.01	40,589	482	1.19
Subordinated notes	32,058	2,017	6.29	31,993	2,013	6.29	31,931	2,009	6.29
Total interest-bearing liabilities	2,231,397	44,991	2.02	1,990,089	9,024	0.45	2,051,039	6,722	0.33
Noninterest-bearing demand deposits	470,349			557,142			542,952
Other liabilities	54,447			53,288			38,665
Total liabilities	2,756,193			2,600,519			2,632,656
Shareholders’ equity	243,334			244,281			262,159
Total liabilities and shareholders' equity	$2,999,527			$2,844,800			$2,894,815
Taxable-equivalent net interest income / net interest spread		106,339	3.39%		100,995	3.70%		87,863	3.17%
Taxable-equivalent net interest margin			3.80%			3.81%			3.25%
Taxable-equivalent adjustment		(1,433)			(1,365)			(889)
Net interest income		$104,906			$99,630			$86,974
Ratio of average interest-earning assets to average interest-bearing liabilities			126%			133%			132%

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balance of investment securities is computed at fair value.
(3)	Average balances include nonaccrual loans.
(4)	Interest income on loans includes prepayment and late fees, where applicable.

The following table presents changes in net interest income on a taxable-equivalent basis for 2023 and 2022 by rate and volume components.

	2023 Versus 2022 Increase (Decrease) Due to Change in			2022 Versus 2021 Increase (Decrease) Due to Change in
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest Income
Federal funds sold and interest-bearing bank balances	$(454)	$1,489	$1,035	$(218)	$639	$421
Taxable securities	786	7,008	7,794	(71)	3,686	3,615
Tax-exempt securities	(645)	(181)	(826)	1,818	234	2,052
Loans	9,054	24,254	33,308	2,428	6,918	9,346
Total interest income	8,742	32,569	41,311	3,957	11,477	15,434
Interest Expense
Interest-bearing demand deposits	338	22,298	22,636	20	3,001	3,021
Savings deposits	(51)	295	244	30	108	138
Time deposits	401	7,892	8,293	(654)	(367)	(1,021)
Securities purchases under agreements to repurchase and federal funds purchased	(16)	86	70	(1)	13	12
FHLB advances and other borrowings	4,330	390	4,720	(296)	444	148
Subordinated notes	4	—	4	4	—	4
Total interest expense	5,006	30,960	35,967	(897)	3,199	2,302
Taxable-Equivalent Net Interest Income	$3,736	$1,610	$5,344	$4,854	$8,278	$13,132

Note:	The change attributed to volume is calculated by multiplying the average change in average balance by the prior year's average rate. The remainder is attributable to rate.

2023 versus 2022
Net interest income increased by $5.3 million, or 5%, from $99.6 million in 2022 to $104.9 million in 2023. Similarly, net interest income on a taxable-equivalent basis for 2023 increased by $5.3 million, or 5%, compared with 2022. The Company’s net interest spread decreased by 31 basis points from 3.70% in 2022 to 3.39% in 2023 primarily due to the increase in the cost of funds.
Interest income on loans increased by $33.1 million, from $93.5 million in 2022 to $126.6 million in 2023, and interest income on investment securities increased by $7.1 million, from $14.4 million in 2022 to $21.5 million in 2023. Total interest expense increased by $36.0 million from $9.0 million in 2022 to $45.0 million in 2023. Interest expense on deposits increased by $31.2 million from $6.3 million in 2022 to $37.5 million in 2023, and interest expense on borrowed funds increased by $4.8 million to $2.6 million in 2022 to $7.4 million in 2023.
Taxable-equivalent net interest margin decreased by one basis point to 3.80% in 2023 from 3.81% in 2022. The taxable-equivalent yield on interest-earning assets increased by 125 basis points to 5.40% in 2023 from 4.15% in 2022, reflecting both the deployment of cash into higher yielding loans and investment securities and the impact of elevated interest rates on these interest-earning assets. The increase in yield was partially offset by an increase of 157 basis points in the cost of interest-bearing liabilities from 0.45% in 2022 to 2.02% in 2023 due to increased funding costs from higher market interest rates, competitive pressures and an increase in higher cost borrowings.
Average loans increased by $197.2 million from $2.0 billion during 2022 to $2.2 billion during 2023. Average investment securities increased by $10.9 million from $509.6 million in 2022 to $520.5 million during 2023 due to net investment purchases and a decrease in unrealized losses from 2022. Average interest-bearing liabilities increased by $241.3 million from $2.0 billion in 2022 to $2.2 billion during 2023. The competition for deposits increased in the latter part of 2022 and continued throughout 2023, which was coupled with clients utilizing their funds at a higher frequency. Therefore, additional liquidity was needed to meet demands of our clients, which resulted in an increase in higher cost borrowings.
The yield on loans increased by 109 basis points to 5.68% in 2023 from 4.59% in 2022. Taxable-equivalent interest income earned on loans increased by $33.3 million from $93.8 million in 2022 to $127.1 million in 2023 primarily due to an increase in the average balances of commercial, residential mortgage and home equity loans and from the impact of the rising rate environment. The increase in interest income from loan growth and higher rates was partially offset by a decrease in interest income from SBA PPP loans due to a lower amount of forgiveness activity during 2023 compared to 2022.
The average balance of commercial loans, excluding SBA PPP loans, increased by $211.9 million from $1.6 billion during 2022 to $1.8 billion during 2023. SBA PPP loans, net of deferred fees and costs, averaged $8.8 million during 2023, a decrease of $58.3 million from an average of $67.1 million in 2022. This decrease was due to forgiveness of SBA PPP loans since 2022. Average residential mortgage loans increased by $35.7 million from $211.0 million for 2022 to $246.7 million for 2023 due primarily to adjustable-rate and jumbo mortgage loans originated for the portfolio. Average home equity loans increased by $14.1 million from $175.5 million for 2022 to $189.6 million for 2023. Average installment and other consumer loans decreased by $6.3 million from $26.3 million for 2022 to $20.0 million for 2023.
For 2023, interest income on loans included $192 thousand of interest and net deferred fee income associated with the SBA PPP loans compared to $6.1 million for 2022. Accretion of purchase accounting adjustments included in interest income was $748 thousand during 2023 compared to $1.1 million in 2022. The decrease in accretion was due to a decline in accelerated accretion from acquired loan payoffs or significant payments from the prior year. During 2023, accelerated accretion was $269 thousand compared to $724 thousand in 2022. Prepayment income on commercial loans decreased from $1.0 million during 2022 to $826 thousand during 2023.
Interest income on investment securities on a tax-equivalent basis increased by $7.0 million to $22.4 million for 2023 from $15.4 million for 2022, with the taxable equivalent yield increasing by 128 basis points from 3.03% for 2022 to 4.31% for 2023. The increase reflects the impact from higher interest rates since March 2022 and the impact of investment security purchases at higher yields. The average balance of investment securities was impacted by purchases of $45.6 million and unrealized gains of $14.0 million, which were partially offset by investment security sales totaling $22.0 million during 2023.
The average balance of federal funds sold and interest-bearing bank balances decreased by $57.9 million from $98.8 million for 2022 to $40.9 million for 2023, due primarily to the deployment of cash into loans and investment securities. The related interest income increased by $1.0 million to $1.8 million for 2023 from $774 thousand for 2022. This increase was caused by 525 basis points of Fed Funds rate increases by the FOMC since March 2022.
Interest expense on deposits increased by $31.2 million from $6.3 million in 2022 to $37.5 million in 2023. The average balance of interest-bearing deposits increased by $141.4 million from $1.9 billion in 2022 to $2.1 billion 2023 and the cost of funds increased by 149 basis points from 0.33% in 2022 to 1.82% in 2023. Average time deposits increased $64.9 million in 2023, which the change in volume increased interest expense on time deposits by $401 thousand. The cost of time deposits increased by 233 basis points from 0.62% in 2022 to 2.95% in 2023 as clients sought higher-yielding products during the rising interest rate environment, including the Bank's promotional offerings for time deposits with terms up to 18-months. Average interest-bearing demand deposits increased by $111.0 million in 2023. Interest expense for interest-bearing demand deposits increased by $22.6 million, with the cost of funds increasing by 147 basis points from 0.30% in 2022 to 1.77% in 2023 as a result of deposit rate increases during 2023.
Interest expense on borrowings increased by $4.8 million to $7.4 million in 2023 from $2.6 million in 2022, as the cost of borrowings increased by 31 basis points from 4.01% in 2022 to 4.32% in 2023. Average borrowings increased by $108.0 million from $15.7 million in 2022 to $123.7 million in 2023, as the Bank opted to borrow funds to provide additional liquidity to meet the credit needs of its clients. On December 31, 2023, the Company's subordinated notes converted from a fixed rate at 6.0% to a floating rate of interest at 90-day average fallback SOFR rate plus 3.16%, or 8.78%.
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
Provision for Credit Losses
The Company recorded a provision for credit losses of $1.7 million, $4.2 million and $1.1 million in 2023, 2022 and 2021, respectively. On January 1, 2023, the Company adopted the new accounting standard, referred to as CECL, which transitioned from the incurred loss model based on historical loss experience and economic and market conditions to the expected loss model. The CECL standard reflects expected credit losses over the expected life of the financial assets and commitments, primarily based on the DCF methodology for the majority of the loan segments, which applies the probability of default and loss given default factors to future cash flows, and adjusts to the net present value to derive the required reserve. Macroeconomic conditions are incorporated into the model for unemployment and gross domestic product, in addition to model assumptions for discount rate and prepayment and curtailment speeds.
In 2023, 2022 and 2021, the provision for credit losses was driven primarily by increases in commercial loans, excluding SBA PPP loan forgiveness activity, of $118.3 million, $299.9 million and $268.4 million, respectively, in addition to the overall increase in expected loss rates under CECL. The ACL to total loan ratio increased from 1.17% at December 31, 2022 to 1.25% at December 31, 2023, which is primarily due to the cumulative effect adjustment of $2.4 million recorded in connection with the adoption of CECL. During 2023, the Delinquency and Classified Loan Trends qualitative factor was increased for the commercial & industrial and owner-occupied commercial real estate loan classes, which was based on a trend of increases in loans downgraded to the special mention or classified risk rating. All other qualitative factors were unchanged from levels at adoption of CECL. During 2022, qualitative factors were unchanged, except for a reduction in the National and Local Economic Conditions factor, that reduced the provision by $726 thousand. The provision for loan losses during 2021 included a reversal of the COVID-19 qualitative reserve of $2.7 million, which was created in 2020 due to the potential impact from the COVID-19 pandemic. This reserve was fully reversed in 2021 based on the sustained performance of the impacted borrowers resulting in a decline in the provision for loan losses in 2021 compared to 2020.
Net charge-offs totaled $581 thousand in 2023, compared to net charge-offs of $162 thousand in 2022. The increase in net charge-offs was due primarily to three commercial and industrial relationships with partial charge-offs totaling $740 thousand during 2023, partially offset by the impact of recoveries. Nonaccrual loans were 1.11% of gross loans at December 31, 2023, compared with 0.96% of gross loans at December 31, 2022. Nonaccrual loans increased by $4.9 million from $20.6 million at December 31, 2022 to $25.5 million at December 31, 2023 due primarily to additions of $8.5 million and transfers to non-accrual of $931 thousand due to the treatment of PCD loans at the individual asset level under CECL, partially offset by payments of $3.6 million, charge-offs of $909 thousand and loans returned to accrual status of $401 thousand.
See further discussion in the “Asset Quality” and “Credit Risk Management” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Noninterest Income
The following table compares noninterest income for 2023, 2022 and 2021.

	2023	2022	2021	$ Change		% Change
				2023-2022	2022-2021	2023-2022	2022-2021

Service charges on deposit accounts	$3,949	$3,826	$3,047	$123	$779	3.2%	25.6%
Interchange income	3,873	4,055	4,129	(182)	(74)	(4.5)	(1.8)
Other service charges, commissions and fees	917	788	646	129	142	16.4	22.0
Swap fee income	1,039	2,632	293	(1,593)	2,339	(60.5)	798.3
Trust and investment management income	7,691	7,631	7,896	60	(265)	0.8	(3.4)
Brokerage income	3,649	3,620	3,571	29	49	0.8	1.4
Mortgage banking activities	591	407	5,909	184	(5,502)	45.2	(93.1)
Income from life insurance	2,482	2,339	2,273	143	66	6.1	2.9
Other income	1,508	1,814	750	(306)	1,064	(16.9)	141.9
Subtotal before securities (losses) gains	25,699	27,112	28,514	(1,413)	(1,402)	(5.2)	(4.9)
Investment securities (losses) gains	(47)	(160)	638	113	(798)	70.6	125.1
Total noninterest income	$25,652	$26,952	$29,152	$(1,300)	$(2,200)	(4.8)%	(7.5)%

2023 versus 2022
Noninterest income decreased by $1.3 million from 2022 to 2023. The following were significant factors in the net decrease:
•Other service charges, commissions and fees increased by $129 thousand, or 16%, due primarily to increases of $58 thousand in credit card fee income and $51 thousand in loan fees charged to clients for loan workout and forbearance agreements.
•Swap fee income decreased by $1.6 million, or 61%, as swap fee income will fluctuate based on market conditions and client demand.
•Mortgage banking income increased by $184 thousand, or 45%, from 2022 to 2023 due to a decline in the fair value losses on the Bank's held-for-sale loans caused by a significant increase in mortgage interest rates during 2022 compared to the fluctuation during the current year. The fair value mark declined $323 thousand in 2023 compared to a decrease of $1.3 million in 2022. However, market conditions and elevated interest rates continued to hinder mortgage production during 2023. Most mortgage production remains in adjustable-rate products, which are held in portfolio, and thus have resulted in a reduction in the residential mortgage loan pipeline and secondary market sales. Mortgage loans sold totaled $23.8 million during 2023 compared to $76.2 million during 2022.
•Other income decreased by $306 thousand, or 17%, from 2022 to 2023 primarily due to distribution of $964 thousand from investments in non-housing limited partnerships, gains on the sales of two SBA loans totaling $306 thousand and tax credits of $102 thousand recognized from the Bank's investment in solar energy renewable energy partnerships during 2022, partially offset by a gain of $1.1 million from the sale of the Bank's Path Valley branch during 2023.
•Investment securities losses declined by $113 thousand due primarily to a loss of $171 thousand during 2022 recorded on one non-agency CMO security, which was called at a price below par. During 2023, the Company sold three U.S. Treasury securities with a principal balance of $19.9 million for a nominal gain and six securities issued by state and political subdivisions with a principal balance of $2.2 million for a net loss of $44 thousand. During the year ended December 31, 2022, the Company sold 19 securities with a principal balance of $31.3 million for a net gain of $32 thousand.
2022 versus 2021
Noninterest income decreased by $2.2 million from 2021 to 2022. The following were significant factors in the net decrease:
•Service charges on deposit accounts increased by $779 thousand, or 26%, due to higher customer transaction activity as the economy continued to recover from the COVID-19 pandemic during 2022 and changes to the deposit fee structure that took effect in April 2022.
•Other service charges, commissions and fees increased by $142 thousand, or 22%, due primarily to increases of $49 thousand in letters of credit fees, ATM fees of $41 thousand and credit card fee income of $38 thousand.
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
•Other income increased by $1.1 million, or 142%, from 2021 to 2022 primarily due to distributions of $964 thousand from investments in non-housing limited partnerships and an increase in gains on sale of SBA loans of $283 thousand, partially offset by a decrease of $128 thousand in tax credits recognized from the Bank's investment in solar energy renewable energy partnerships.

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
Noninterest Expenses
The following table compares noninterest expenses for 2023, 2022 and 2021.

				$ Change		% Change
	2023	2022	2021	2023-2022	2022-2021	2023-2022	2022-2021

Salaries and employee benefits	$50,983	$48,004	$44,002	$2,979	$4,002	6.2%	9.1%
Occupancy	4,342	4,729	4,731	(387)	(2)	(8.2)	—
Furniture and equipment	5,251	5,083	5,115	168	(32)	3.3	(0.6)
Data processing	4,913	4,560	4,061	353	499	7.7	12.3
Automated teller machine and interchange fees	1,252	1,287	1,202	(35)	85	(2.7)	7.1
Advertising and bank promotions	2,157	2,264	2,178	(107)	86	(4.7)	3.9
FDIC insurance	1,960	1,083	816	877	267	81.0	32.7
Professional services	2,905	3,254	2,555	(349)	699	(10.7)	27.4
Directors' compensation	915	938	865	(23)	73	(2.5)	8.4
Taxes other than income	1,050	1,391	1,321	(341)	70	(24.5)	5.3
Intangible asset amortization	953	1,105	1,275	(152)	(170)	(13.8)	(13.3)
Merger-related expenses	1,059	—	—	1,059	—	100.0	—
Provision for legal settlement	—	13,000	—	(13,000)	13,000	(100.0)	100.0
Restructuring expenses	—	3,155	—	(3,155)	3,155	(100.0)	100.0
Other operating expenses	6,103	5,953	6,020	150	(67)	2.5	(1.1)
Total noninterest expenses	$83,843	$95,806	$74,141	$(11,963)	$21,665	(12.5)%	29.2%

2023 versus 2022
Noninterest expenses decreased by $12.0 million from 2022 to 2023. The following were significant factors in the net decrease:
•Salaries and employee benefits expense increased by $3.0 million, or 6%, due primarily to staff additions that filled vacancies, merit-based and incentive compensation increases, higher employee benefit costs from increased claims volume and employee severance costs.
•Occupancy expense decreased by $387 thousand, or 8%, due primarily to operating efficiencies from branch closures in 2022.
•Data processing expense increased by $353 thousand, or 8%, due primarily to an increase in core system costs and investments in new technology as the Company focused on the evolving needs of its clients.
•FDIC insurance expense increased by $877 thousand, or 81%, due to increases in the assessment rate caused by an annualized two-basis point increase assessed by the FDIC to increase its deposit insurance fund and increases commercial loans and total assets.
•Professional services decreased by $349 thousand, or 11%, due primarily to a reduction in legal expenses following the settlement of outstanding litigation.
•Taxes other than income decreased by $341 thousand, or 25%, due to a decrease in the Pennsylvania Bank Shares Tax expense, which was driven by a decrease in the Bank's total equity balance from the increase in unrealized losses on investment securities and charges in the third quarter of 2022 for a legal settlement and restructuring expenses.

•Intangible asset amortization decreased by $152 thousand, or 14%, due to amortization of the core deposit intangible assets on an accelerated basis.
•During the fourth quarter of 2023, the Company announced it entered into an agreement to merge with Codorus Valley. Merger-related expenses totaled $1.1 million, which included due diligence costs, legal expenses and a fairness opinion.
•The Company agreed to settle a litigation matter, which resulted in a provision for legal settlement of $13.0 million recorded in the third quarter of 2022.
•During the third quarter of 2022, the Company announced that five branch locations would be closing and staffing model adjustments would be made to drive long-term growth and improve operating efficiencies in 2023 and forward. As a result of these initiatives, the Company recorded a restructuring charge of $3.2 million.
2022 versus 2021
Noninterest expenses increased by $21.7 million from 2021 to 2022. The following were significant factors within the net increase:
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
Income Taxes
Income tax expense totaled $9.4 million, $4.6 million and $8.0 million for 2023, 2022 and 2021, respectively. The effective tax rate for 2023 was 20.8% compared with 17.2% for 2022 and 19.6% for 2021. Generally, the Company’s effective tax rate is less than the 21% federal statutory rate due to tax-exempt income, including interest earned on tax-exempt loans and investment securities, income from life insurance policies and tax credits, partially offset by disallowed interest expense and state income taxes. The difference in the effective tax rate in 2023 from prior years was primarily due to an increase in taxable income resulting from the legal settlement and restructuring charge in 2022. In addition, the effective tax rate was increased by the portion of interest expense disallowed as a deduction against earnings under the TEFRA and an increase in state taxes as a result of a greater percentage of taxable income earned in a state with a state income tax.
Note 8, Income Taxes, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," includes a reconciliation of our federal statutory tax rate to the Company's effective tax rate, which is a meaningful comparison between years and measures income tax expense as a percentage of pretax income.

Financial Condition
Management devotes substantial time to overseeing the investment in and costs to fund loans and investment securities through deposits and borrowings as well as the formulation and adherence to policies directed toward enhancing profitability and managing the risks associated with these investments.

Investment Securities
The Company utilizes AFS securities to manage interest rate risk, to enhance income through interest and dividend income, and to collateralize certain deposits and borrowings. The AFS securities may also serve as a liquidity source as needed.
The Company has established investment policies and an asset management policy to assist in administering its investment portfolio. Decisions to purchase or sell these securities are based on economic conditions and management’s strategy to respond to changes in interest rates, liquidity, pledges to secure deposits and repurchase agreements and other factors while trying to maximize return on the investments. The Company may segregate its investment portfolio into three categories: “securities held-to-maturity,” “trading securities” and “securities available-for-sale.” At December 31, 2023 and 2022, management has classified the entire investment securities portfolio as AFS, which is accounted for at current market value with non-credit losses and gains reported in OCI, net of income taxes. On January 1, 2023, the Company adopted the new CECL standard in accordance with ASU 2016-13, which changed the accounting framework by replacing the OTTI assessment with the recognition of an ACL.
The Company's investment securities portfolio includes debt investments that are subject to varying degrees of credit and market risks, which arise from general market conditions, and factors impacting specific industries, as well as news that may impact specific issues. Management monitors its debt securities, using various indicators in determining whether unrealized losses on debit securities are credit-related and require an ACL. These indicators include the amount of time the security has been in an unrealized loss position, the cause and extent of the unrealized loss and the credit quality of the issuer and underlying assets. In addition, management assesses whether it is likely the Company will have to sell the security prior to recovery, or it expects to be able to hold the security until the price recovers. The Company determined that the declines in market value were due to increases in interest rates and market movements, and not due to credit factors. The Company does not intend to sell these securities with unrealized losses and it is more likely than not that the Company will not be required to sell them before recovery of their amortized cost basis, which may be maturity. Therefore, the Company has concluded that the unrealized losses on the AFS securities do not require an ACL at December 31, 2023. Under the prior OTTI framework, the Company did not record any cumulative OTTI expense at December 31, 2022 and 2021.
The following table summarizes the fair value of AFS securities at December 31, 2023, 2022 and 2021.

	2023	2022	2021
U.S. Treasury	$17,840	$17,291	$19,702
U.S. Government Agencies	4,151	5,135	—
States and political subdivisions	203,122	197,414	193,370
GSE residential MBS	57,632	59,402	40,726
GSE commercial MBS	4,743	—	—
GSE residential CMOs	73,102	68,378	65,922
Non-agency CMOs	44,669	39,758	29,698
Asset-backed	108,134	125,973	122,621
Other	126	377	399
Total investment securities	$513,519	$513,728	$472,438
At December 31, 2023, AFS securities totaled $513.5 million, a decrease of $209 thousand, from $513.7 million at December 31, 2022. During 2023, the Company purchased investment securities totaling $45.6 million, which included $19.8 million of U.S. Treasury securities, $15.3 million of agency MBS and CMO securities, $8.9 million of non-agency CMO securities and $972 thousand in asset-backed securities. During 2023, the Company sold three U.S. Treasury securities with a total principal balance of $19.9 million for a nominal gain and six securities issued by state and political subdivisions with a total principal balance of $2.2 million for a net loss of $44 thousand. The sale of the securities issued by state and political subdivisions in net unrealized loss position was to redeploy funds from the lower yielding investment securities to higher yielding assets. The balance of investment securities included net unrealized losses of $35.6 million at December 31, 2023 compared to net unrealized losses of $49.6 million at December 31, 2022 for a reduction in unrealized losses of $14.0 million. The decrease in net unrealized losses was primarily due to lower treasury rates and contracting credit spreads during 2023 compared to 2022. The Company has sufficient access to liquidity such that management does not believe it would be necessary to sell any of its investment securities at a loss to offset any unexpected deposit outflows. Management believes the structure of the Company's investment securities portfolio is appropriately aligned with the remainder of the balance sheet to protect against volatile interest rate environments and to generate steady earnings.

At December 31, 2022, AFS securities totaled $513.7 million, an increase of $41.3 million, from $472.4 million at December 31, 2021. During 2022, the Company purchased investment securities totaling $181.5 million, which included $73.7 million of municipal securities, $47.5 million of agency MBS and CMO securities, $27.9 million of non-agency CMO securities, $27.6 million of asset-backed securities and $4.9 million of a U.S. government agency security. During 2022, the Company sold 19 municipal securities with a principal balance of $31.3 million for a net gain of $32 thousand and replaced with the aforementioned higher yielding investment securities. The Company recorded a loss of $171 thousand on a call of a non-agency CMO for the year ended December 31, 2022. The balance of investment securities included net unrealized losses of $49.6 million compared to net unrealized gains of $5.6 million at December 31, 2021. This change was due to significant increases in market interest rates and wider credit spreads.

The following table shows the maturities of investment securities at book value at December 31, 2023, and weighted average yields of such investment securities. Yields are shown on a tax equivalent basis, assuming a 21% federal income tax rate.

	Within 1 year	After 1 year but within 5 years	After 5 years but within 10 years	After 10 years	Total
U.S. Treasury securities
Book value	$—	$20,057	$—	$—	$20,057
Yield	—%	1.05%	—%	—%	1.05%
Average maturity (years)	—	4.3	—	—	4.3
U. S. Government Agencies
Book value	$—	$—	$3,994	$—	$3,994
Yield	—%	—%	7.05%	—%	7.05%
Average maturity (years)	—	—	8.0	—	8.0
States and political subdivisions
Book value	$—	$11,362	$52,455	$157,807	$221,624
Yield	—%	2.61%	2.86%	2.78%	2.79%
Average maturity (years)	—	4.0	7.5	19.5	15.9
GSE residential mortgage-backed securities
Book value	$—	$—	$—	$61,669	$61,669
Yield	—%	—%	—%	4.56%	4.56%
Average maturity (years)	—	—	—	41.9	41.9
GSE commercial mortgage-backed securities
Book value	$—	$—	$—	$4,387	$4,387
Yield	—%	—%	—%	7.36%	7.36%
Average maturity (years)	—	—	—	0.2	0.2
GSE residential CMOs
Book value	$—	$—	$—	$79,284	$79,284
Yield	—%	—%	—%	3.64%	3.64%
Average maturity (years)	—	—	—	28.0	28.0
Non-agency CMOs
Book value	$—	$16,021	$2,788	$29,353	$48,162
Yield	—%	7.05%	7.57%	4.61%	5.59%
Average maturity (years)	—	2.0	7.8	32.1	20.7
Asset-backed
Book value	$—	$—	$1,202	$108,584	$109,786
Yield	—%	—%	6.70%	6.36%	6.37%
Average maturity (years)	—	—	9.9	21.3	21.2
Other
Book value	$—	$—	$—	$126	$126
Yield	—%	—%	—%	—%	—%
Average maturity (years)	—	—	—	—	—
Total
Book value	$—	$47,440	$60,439	$441,210	$549,089
Yield	—%	3.45%	3.43%	4.23%	4.08%
Average maturity (years)	—	3.5	7.6	25.5	21.6

The average maturity is based on the contractual terms of the debt or mortgage-backed securities, and does not factor in required repayments or anticipated prepayments. At December 31, 2023, the weighted average estimated life is 33 years for mortgage-backed and CMO securities, and 21 years for asset-backed securities, based on current interest rates and anticipated prepayment speeds. The overall duration of the Company's investment security portfolio is 4.3 years at December 31, 2023.

The following table summarizes the credit ratings and collateral associated with the Company's AFS investment securities portfolio, excluding equity securities, at December 31, 2023:

Sector	Portfolio Mix	Amortized Book	Fair Value	Credit Enhancement	AAA	AA	A	BBB	NR	Collateral / Guarantee Type
Unsecured ABS	1%	$3,779	$3,386	29%	—%	—%	—%	—%	100%	Unsecured Consumer Debt
Student Loan ABS	1	5,378	5,260	27	—	—	—	—	100	Seasoned Student Loans
Federal Family Education Loan ABS	18	98,419	97,208	9	7	80	—	13	—	Federal Family Education Loan (1)
PACE Loan ABS	—	2,315	2,033	6	100	—	—	—	—	PACE Loans (2)
Non-Agency RMBS	3	16,467	13,133	14	100	—	—	—	—	Reverse Mortgages (3)
Non-Agency CMBS	5	28,104	28,336	25	—	—	—	—	100
Municipal - General Obligation	18	102,305	94,366		10	83	7	—	—
Municipal - Revenue	22	119,318	108,756		—	82	12	—	6
SBA ReRemic (5)	1	3,487	3,448		—	100	—	—	—	SBA Guarantee (4)
Small Business Administration	2	8,381	8,894		—	100	—	—	—	SBA Guarantee (4)
Agency MBS	25	140,953	130,733		—	100	—	—	—	Residential Mortgages (4)
U.S. Treasury securities	4	20,057	17,840		—	100	—	—	—	U.S. Government Guarantee (4)
	100%	$548,963	$513,393		7%	79%	4%	2%	8%

(1) 97% guaranteed by U.S. government
(2) PACE acronym represents Property Assessed Clean Energy loans
(3) Non-agency reverse mortgages with current structural credit enhancements
(4) Guaranteed by U.S. government or U.S government agencies
(5) SBA ReRemic acronym represents Re-Securitization of Real Estate Mortgage Investment Conduits

Note: Ratings in table are the lowest of the six rating agencies (Standard & Poor's, Moody's, Fitch, Morningstar, DBRS, and Kroll Bond Rating Agency). Standard & Poor's rates U.S. government obligations at AA+.
Loan Portfolio
The Company offers a variety of products to meet the credit needs of its borrowers, principally commercial real estate loans, commercial and industrial loans, retail loans secured by residential properties, and to a lesser extent, installment loans. No loans are extended to non-domestic borrowers or governments.
Generally, the Bank is permitted under applicable law to make loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of total capital and excess ACL not included in Tier 2 capital. The Company's policy has established an internal lending limit of $25.0 million to one borrower, except for commercial real estate loans, which the Company reduced the internal lending limit to $15.0 million on a per project basis beginning in 2023. Credit exposure may be aggregated if loans are under common control or ownership or with common guarantors, for which the internal lending limit is $40.0 million, but not permitted to exceed the regulatory lending limit. These amounts are below the Bank's regulatory lending limit of $47.5 million at December 31, 2023. No borrower had an outstanding exposure exceeding the Bank's legal lending limit at year-end.
The risks associated with lending activities differ among loan segments and classes and are subject to the impact of changes in interest rates, market conditions of collateral securing the loans and general economic conditions. Any of these factors may adversely impact a borrower’s ability to repay loans, and also impact the associated collateral. A further discussion on the Company's loan segments and classes and related risks and the Company's implementation of the new account standard for expected credit losses, referred to as CECL, and FDM are included in Note 1, Summary of Significant Accounting Policies, and Note 4, Loans and Allowance for Credit Losses, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

The following table presents the loan portfolio, excluding residential LHFS, by segments and classes at December 31 of each of the years set forth below.

	2023	2022	2021	2020	2019
Commercial real estate:
Owner-occupied	$373,757	$315,770	$238,668	$174,908	$170,884
Non-owner occupied	694,638	608,043	551,783	409,567	361,050
Multi-family	150,675	138,832	93,255	113,635	106,893
Non-owner occupied residential	95,040	104,604	106,112	114,505	120,038
Acquisition and development:
1-4 family residential construction	24,516	25,068	12,279	9,486	15,865
Commercial and land development	115,249	158,308	93,925	51,826	41,538
Commercial and industrial (1)	367,085	357,774	485,728	647,368	214,554
Municipal	9,812	12,173	14,989	20,523	47,057
Residential mortgage:
First lien	266,239	229,849	198,831	244,321	336,372
Home equity – term	5,078	5,505	6,081	10,169	14,030
Home equity – lines of credit	186,450	183,241	160,705	157,021	165,314
Installment and other loans	9,774	12,065	17,630	26,361	50,735
Total loans	$2,298,313	$2,151,232	$1,979,986	$1,979,690	$1,644,330

(1) Includes $5.7 million, $13.8 million, $189.9 million, $403.3 million and zero of SBA PPP loans, net of deferred fees and costs, as of December 31, 2023, 2022, 2021, 2020 and 2019, respectively.

Total loans increased by $147.1 million to $2.3 billion at December 31, 2023 from $2.2 billion at December 31, 2022. The increase was due to growth in the commercial real estate loan segment of $146.9 million, residential mortgages of $39.2 million and commercial and industrial loans of $9.3 million, partially offset by a decrease in the acquisition and development loan segment of $43.6 million. The decrease in the acquisition and development loan segment includes construction-to-permanent loans for which construction has been completed or there is a certificate of occupancy, which allows for the transfer of the loan classification to a permanent loan class secured by real estate. Overall loan growth, excluding SBA PPP forgiveness activity of $8.1 million, was $155.2 million or 7% for the year ended December 31, 2023 compared to 2022.
The loan portfolio at December 31, 2022 increased by $171.2 million to $2.2 billion from $2.0 billion at December 31, 2021 due primarily to commercial loan and residential mortgage production, which was offset by SBA PPP loan forgiveness activity of $176.1 million and reductions in installment and other loans in 2022. Overall loan growth, excluding SBA PPP loan forgiveness activity, was $349.0 million or 20% for the year ended December 31, 2022 compared to 2021.

In addition to monitoring the loan portfolio by loan class as noted above, the Company also monitors concentrations by segment. The Bank’s lending policy reports segment concentrations that exceed 20% of the Bank’s total risk-based capital ("RBC"). The following segments met this criterion at December 31, 2023:

	Balance	% of Total Loans	% of Total RBC
Office Space	$226,504	9.9%	70.6%
1-4 Family Rentals	95,040	4.1	29.6
Hotels & Motels (including Bed & Breakfast)	71,810	3.1	22.4
Loans Outside of Market Area	199,829	8.7	62.3
Multi-Family	150,675	6.6	47.0
Purchased Participation	149,328	6.5	46.6
Senior Housing and Care	153,672	6.7	47.9
Strip Centers (Retail)	124,432	5.4	38.8
Warehouse	133,337	5.8	41.6
Management regularly analyzes the commercial real estate portfolio, which includes the review of occupancy, cash flows, expenses and expiring leases, as well as the location of the real estate. At December 31, 2023, the Company had $226.5 million in loans related to office space, which had a weighted average loan-to-value ratio of 56% and a weighted average debt coverage ratio of 1.77x. Management believes that the office space portfolio is well-diversified and includes only limited exposure to properties located in major metropolitan markets (approximately 2% of the total commercial real estate loan balance as of December 31, 2023).
The following table presents expected maturities of loan classes by fixed rate or adjustable-rate categories at December 31, 2023.

	Due In
	One Year or Less	One Year Through Five Years	Five Years Through 15 Years	After 15 Years	Total	% of Total
Commercial real estate:
Owner occupied
Fixed rate	$3,581	$43,627	$87,586	$8,245	$143,039	38%
Adjustable and floating rate	18,899	50,702	147,176	13,941	230,718	62%
	22,480	94,329	234,762	22,186	373,757	100%
Non-owner occupied
Fixed rate	7,241	92,826	84,386	—	184,453	27%
Adjustable and floating rate	8,279	75,164	422,870	3,872	510,185	73%
	15,520	167,990	507,256	3,872	694,638	100%
Multi-family
Fixed rate	2,119	31,800	10,997	63	44,979	30%
Adjustable and floating rate	1,945	56,868	43,164	3,719	105,696	70%
	4,064	88,668	54,161	3,782	150,675	100%
Non-owner occupied residential
Fixed rate	1,591	11,160	5,789	1,453	19,993	21%
Adjustable and floating rate	1,378	12,662	60,747	260	75,047	79%
	2,969	23,822	66,536	1,713	95,040	100%
(continued)

	Due In
	One Year or Less	One Year Through Five Years	Five Years Through 15 Years	After 15 Years	Total	% of Total
Acquisition and development:
1-4 family residential construction
Fixed rate	—	—	—	701	701	3%
Adjustable and floating rate	15,806	2,016	799	5,194	23,815	97%
	15,806	2,016	799	5,895	24,516	100%
Commercial and land development
Fixed rate	1,434	1,912	2,468	114	5,928	5%
Adjustable and floating rate	24,911	46,847	32,387	5,176	109,321	95%
	26,345	48,759	34,855	5,290	115,249	100%
Commercial and industrial
Fixed rate	3,752	118,323	36,441	983	159,499	43%
Adjustable and floating rate	68,058	62,136	73,968	3,424	207,586	57%
	71,810	180,459	110,409	4,407	367,085	100%
Municipal
Fixed rate	—	1,715	2,365	—	4,080	42%
Adjustable and floating rate	—	—	3,878	1,854	5,732	58%
	—	1,715	6,243	1,854	9,812	100%
Residential mortgage:
First lien
Fixed rate	107	4,402	29,294	130,521	164,324	62%
Adjustable and floating rate	1	537	11,073	90,304	101,915	38%
	108	4,939	40,367	220,825	266,239	100%
Home equity - term
Fixed rate	15	860	2,823	841	4,539	89%
Adjustable and floating rate	100	63	37	339	539	11%
	115	923	2,860	1,180	5,078	100%
Home equity - lines of credit
Fixed rate	76	8,993	52,288	16,505	77,862	42%
Adjustable and floating rate	13,737	140	1,072	93,639	108,588	58%
	13,813	9,133	53,360	110,144	186,450	100%
Installment and other loans
Fixed rate	676	2,058	500	8	3,242	33%
Adjustable and floating rate	4,006	—	2,526	—	6,532	67%
	4,682	2,058	3,026	8	9,774	100%
	$177,712	$624,811	$1,114,634	$381,156	$2,298,313

The final maturity is used in the determination of maturity of acquisition and development loans that convert from construction to permanent status. Variable rate loans shown above include semi-fixed loans that contractually will adjust with prime or another variable rate index after the interest lock period, which may be up to 10 years. At December 31, 2023, these semi-fixed loans totaled $542.7 million.
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
Nonperforming assets include nonaccrual loans and foreclosed real estate. In addition, loan modifications to borrowers experiencing financial difficulty and loans past due 90 days or more and still accruing are also deemed to be risk assets. For all loan classes, the accrual of interest income on loans, including individually evaluated loans, ceases when principal or interest is past due 90 days or more and collateral is inadequate to cover principal and interest or immediately if, in the opinion of management, full collection is unlikely. Interest will continue to accrue on loans past due 90 days or more if the collateral is adequate to cover principal and interest, and the loan is in the process of collection. Interest accrued, but not collected, as of the date of placement on nonaccrual status, is generally reversed and charged against interest income, unless fully collateralized. Subsequent payments received are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal. Loans are returned to accrual status, for all loan classes, when all the principal and interest amounts contractually due are brought current, the loans have performed in accordance with the contractual terms of the note for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is reasonably assured. Past due status is based on contract terms of the loan.
Prior to the adoption of ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"), loans, the terms of which are modified, were classified as TDRs if a concession was granted for legal or economic reasons related to a borrower’s financial difficulties. Concessions granted under a TDR typically involved a temporary deferral of scheduled loan payments, an extension of a loan’s stated maturity date, temporary reduction in interest rates, or below market rates. If a modification occurred while the loan is on accruing status, it would continue to accrue interest under the modified terms. Nonaccrual TDRs were restored to accrual status if scheduled principal and interest payments, under the modified terms, were current for six months after modification, and the borrower continues to demonstrate its ability to meet the modified terms. TDRs were evaluated individually for impairment if they have been restructured during the most recent calendar year, or if they are not performing according to their modified terms.
ASU 2022-02 eliminated the TDR accounting model, and requires that the Company evaluate, based on the accounting for loan modifications, whether the borrower is experiencing financial difficulty, if the modification results in a more-than-insignificant direct change in the contractual cash flows and if the modified terms represent a new loan or a continuation of an existing loan, which the Company refers to these loans as "financial difficulty modifications" or "FDMs."

The following table presents the Company’s risk elements and relevant asset quality ratios at December 31 of each of the years set forth below.

	2023	2022	2021	2020	2019
Nonaccrual loans	$25,527	$20,583	$6,449	$10,310	$10,657
OREO	—	—	—	—	197
Total nonperforming assets	25,527	20,583	6,449	10,310	10,854
FDM / TDR still accruing (1)	9	682	804	934	979
Loans past due 90 days or more and still accruing (2)	66	439	1,201	554	2,232
Total nonperforming and other risk assets	$25,602	$21,704	$8,454	$11,798	$14,065

Loans 30-89 days past due	$8,111	$7,311	$5,925	$10,291	$17,527
Asset quality ratios:
Total nonperforming loans to total loans	1.11%	0.96%	0.33%	0.52%	0.65%
Total nonperforming assets to total assets	0.83%	0.70%	0.23%	0.37%	0.46%
Total nonperforming assets to total loans and OREO	1.11%	0.96%	0.33%	0.52%	0.66%
Total risk assets to total loans and OREO	1.11%	1.01%	0.43%	0.60%	0.86%
Total risk assets to total assets	0.84%	0.74%	0.30%	0.43%	0.59%
ACL to total loans	1.25%	1.17%	1.07%	1.02%	0.89%
ACL to nonperforming loans	112.44%	122.32%	328.42%	195.45%	137.52%
ACL to nonperforming loans and FDMs / TDRs still accruing	112.40%	118.40%	292.02%	179.22%	125.95%
Net charge-offs (recoveries) to total average loans	0.03%	0.01%	—%	(0.01)%	0.02%
(1) During 2023, the Company modified terms for two loans totaling $1.4 million, including one existing nonaccrual loan of $1.4 million, which met the FDM criteria in accordance with ASU 2022-02.
(2) Includes zero, $307 thousand, $214 thousand, $456 thousand and $2.0 million, respectively, of PCI loans at December 31, 2023, 2022, 2021, 2020 and 2019 in accordance with ASU 310-30. Upon adoption of the CECL standard, PCD loans were evaluated on an individual loan level and reported on an individual loan basis under ASU 310-20, Nonrefundable Fees and Other Assets. As of December 31, 2021, there was one loan for $891 thousand, which was in the process of collection and guaranteed by the SBA, and was subsequently collected during the first quarter of 2022.
Nonperforming assets include nonaccrual loans and foreclosed real estate. Risk assets, which include nonperforming assets, FDMs still accruing and loans past due 90 days or more and still accruing, totaled $25.6 million at December 31, 2023, an increase of $3.9 million from $21.7 million at December 31, 2022. Nonaccrual loans increased by $4.9 million from $20.6 million at December 31, 2022 to $25.5 million at December 31, 2023 due primarily to additions of $8.5 million, due primarily to two commercial real estate clients with loans totaling $4.3 million and one commercial and industrial client totaling $1.0 million, and transfers to non-accrual of $931 thousand due to the treatment of PCD loans at the individual asset level under CECL, partially offset by payments of $3.6 million, charge-offs of $909 thousand and loans returned to accrual status of $401 thousand.

The following table presents the amortized cost basis of nonaccrual loans, according to loan class, with and without reserves on individually evaluated loans at December 31, 2023, as compared to nonaccrual loans at December 31, 2022. At December 31, 2023, there was a specific reserve of $49 thousand on nonaccrual loans compared to no specific reserve on nonaccrual loans at December 31, 2022.

	December 31, 2023				December 31, 2022
	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing	Total nonaccrual loans
Commercial real estate:
Owner-occupied	$—	$15,786	$15,786	$—	$2,767
Non-owner occupied	—	240	240	—	—
Multi-family	—	1,233	1,233	—	—
Non-owner occupied residential	—	2,572	2,572	—	81
Acquisition and development:
1-4 family residential construction	—	—	—	—	—
Commercial and land development	—	1,361	1,361	—	15,426
Commercial and industrial	68	604	672	—	31
Municipal	—	—	—	—	—
Residential mortgage:
First lien	—	2,309	2,309	66	1,838
Home equity – term	—	3	3	—	5
Home equity – lines of credit	—	1,312	1,312	—	395
Installment and other loans	3	36	39	—	40
Total	$71	$25,456	$25,527	$66	$20,583
During the second quarter of 2023, the underlying project for a construction-to-permanent loan on nonaccrual status received its certificate of occupancy, which resulted in the recharacterization of the loan from commercial and land development to owner-occupied commercial real estate. The construction-to-permanent loan had a current outstanding balance of $13.4 million and $15.4 million at December 31, 2023 and 2022, respectively.
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

	2022
	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$2,767	$—	$2,767
Non-owner occupied residential	81	—	81
Acquisition and development
Commercial and land development	15,426	—	15,426
Commercial and industrial	31	—	31
Residential mortgage:
First lien	1,838	682	2,520
Home equity – term	5	—	5
Home equity – lines of credit	395	—	395
Installment and other loans	40	—	40
	$20,583	$682	$21,265
The following table presents our exposure to relationships that are individually evaluated for impairment and the partial charge-offs taken to date and specific reserves established on those relationships at December 31, 2023 and 2022. Accruing PCI loans are excluded from loans individually analyzed for impairment at December 31, 2022. Prior to the adoption of CECL, acquired loans that met the criteria for impairment or nonaccrual of interest prior to the acquisition could be considered performing upon acquisition, regardless of whether the client is contractually delinquent, if the Company expected to fully collect the new carrying value (i.e., fair value) of the loans. As such, the Company may have no longer considered the loan to be nonperforming in accordance with guidance in ASC 310-30. Upon adoption of CECL, the Company elected to account for its PCD loans under ASC 310-20, which required that acquired loans be evaluated on an individual asset level. The election resulted in PCD loans totaling $931 thousand transferred to nonaccrual and included with loans individually evaluated under the CECL methodology.

	# of Relationships	Recorded Investment	Partial Charge-offs to Date	Specific Reserves
December 31, 2023
Relationships greater than $1 million	4	$20,363	$—	$—
Relationships greater than $500 thousand but less than $1 million	1	616	388	—
Relationships greater than $250 thousand but less than $500 thousand	1	257	—	—
Relationships less than $250 thousand	78	4,472	214	77
	84	$25,708	$602	$77
December 31, 2022
Relationships greater than $1 million	2	$17,774	$—	$—
Relationships greater than $500 thousand but less than $1 million	—	—	—	—
Relationships greater than $250 thousand but less than $500 thousand	1	260	—	—
Relationships less than $250 thousand	60	3,231	320	28
	63	$21,265	$320	$28

The Company takes partial charge-offs on collateral-dependent loans when carrying value exceeds estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. Specific reserves remain in place if updated appraisals are pending, and represent management’s estimate of potential loss.

Internal loan reviews are completed annually on all commercial relationships secured by commercial real estate with a committed loan balance in excess of $1.0 million, which review includes confirmation of risk rating by an independent credit officer. In addition, all commercial relationships greater than $500 thousand rated Substandard, Doubtful or Loss are reviewed and corresponding risk ratings are reaffirmed by the Bank's Problem Loan Committee, with subsequent reporting to the Management ERM Committee.
In its individual evaluated loan analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve include an evaluation of the outstanding loan balance and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships at December 31, 2023. However, over time, additional information may result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.

Credit Risk Management
Allowance for Credit Losses
The Company maintains the ACL at a level deemed adequate by management for expected credit losses. As disclosed in Note 1, Summary of Significant Accounting Policies, and Note 4, Loans and Allowance for Credit Losses, on January 1, 2023 the Company implemented CECL and increased the ACL, previously the ALL, with a cumulative-effect adjustment to the ACL of $2.4 million. In addition, the Company recorded a cumulative-effect adjustment to the ACL for off-balance sheet exposures of $100 thousand. The Company’s ACL is calculated quarterly, with any adjustment recorded to the provision for credit losses in the consolidated statement of income. A comprehensive analysis of the ACL is performed by the Company on a quarterly basis. Management evaluates the adequacy of the ACL utilizing a defined methodology to determine if it properly addresses the current and expected risks in the loan portfolio, which considers the performance of borrowers and specific evaluation of individually evaluated loans, including historical loss experiences, trends in delinquencies, nonperforming loans and other risk assets, and the qualitative factors. Risk factors are continuously reviewed and adjusted, as needed, by management when conditions support a change. Management believes its approach properly addresses relevant accounting and bank regulatory guidance for loans both collectively and individually evaluated. The results of the comprehensive analysis, including recommended changes, are governed by the Company's Reserve Adequacy Committee, whose members were also a part of the Company's CECL Committee, and are subsequently presented to the Enterprise Risk Management Committee of the Board of Directors.
The ACL is evaluated based on a review of the collectability of loans in light of historical experience; the nature and volume of the loan portfolio; adverse situations that may affect a borrower’s ability to repay; estimated value of any underlying collateral; and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. A description of the methodology for establishing the allowance and provision for credit losses and related procedures in establishing the appropriate level of reserve is included in Note 4, Loans and Allowance for Credit Losses, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

The following table presents the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of December 31, 2023. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan and payment activity. Residential mortgage and installment and other consumer loans are presented below based on payment performance: performing or nonperforming. During 2023, commercial and land development loans and 1-4 family residential construction loans totaling $109.3 million and $18.2 million, respectively, were recharacterized to a permanent amortizing loan secured by real estate class upon the completion of construction or receiving a certificate of occupancy.

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$50,829	$103,192	$69,888	$21,232	$21,251	$62,634	$4,941	$—	$333,967
Special mention	—	—	2,517	1,176	—	1,314	—	—	5,007
Substandard - Non-IEL	—	9,923	—	6,075	—	2,687	312	—	18,997
Substandard - IEL	—	—	—	13,366	—	2,420	—	—	15,786
Total owner-occupied loans	$50,829	$113,115	$72,405	$41,849	$21,251	$69,055	$5,253	$—	$373,757
Current period gross charge offs - owner-occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied:
Risk rating
Pass	$82,879	$102,212	$235,031	$83,652	$63,176	$120,696	$509	$—	$688,155
Special mention	—	—	—	524	—	2,112	—	—	2,636
Substandard - Non-IEL	—	—	—	—	—	2,739	—	868	3,607
Substandard - IEL	—	—	—	—	—	240	—	—	240
Total non-owner occupied loans	$82,879	$102,212	$235,031	$84,176	$63,176	$125,787	$509	$868	$694,638
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family:
Risk rating
Pass	$2,701	$61,805	$28,541	$12,694	$7,437	$33,895	$117	$—	$147,190
Special mention	—	—	—	—	244	2,008	—	—	2,252
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	1,233	—	—	1,233
Total multi-family loans	$2,701	$61,805	$28,541	$12,694	$7,681	$37,136	$117	$—	$150,675
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied residential:
Risk rating
Pass	$10,075	$20,473	$16,947	$7,974	$6,444	$28,319	$1,130	$—	$91,362
Special mention	—	—	—	—	—	731	—	—	731
Substandard - Non-IEL	—	—	—	—	—	375	—	—	375
Substandard - IEL	2	—	192	1,461	—	917	—	—	2,572
Total non-owner occupied residential loans	$10,077	$20,473	$17,139	$9,435	$6,444	$30,342	$1,130	$—	$95,040
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$—	$—	$12	$—	$—	$12
(continued)

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$18,820	$5,400	$—	$—	$—	$—	$—	$—	$24,220
Special mention	222	—	74	—	—	—	—	—	296
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total 1-4 family residential construction loans	$19,042	$5,400	$74	$—	$—	$—	$—	$—	$24,516
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and land development:
Risk rating
Pass	$28,829	$48,453	$9,847	$9,927	$110	$1,774	$6,574	$6,936	$112,450
Special mention	—	—	—	1,001	—	437	—	—	1,438
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	1,361	—	—	1,361
Total commercial and land development loans	$28,829	$48,453	$9,847	$10,928	$110	$3,572	$6,574	$6,936	$115,249
Current period gross charge offs - commercial and land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial:
Risk rating
Pass	$67,735	$69,670	$67,117	$24,580	$10,753	$20,775	$86,475	$1,522	$348,627
Special mention	—	4,251	4,364	11	552	356	2,258	—	11,792
Substandard - Non-IEL	—	—	4,682	—	5	225	1,082	—	5,994
Substandard - IEL	—	69	—	7	—	455	141	—	672
Total commercial and industrial loans	$67,735	$73,990	$76,163	$24,598	$11,310	$21,811	$89,956	$1,522	$367,085
Current period gross charge offs - commercial and industrial	$—	$161	$106	$—	$—	$8	$473	$—	$748
Municipal:
Risk rating
Pass	$—	$—	$3,403	$—	$—	$6,409	$—	$—	$9,812
Total municipal loans	$—	$—	$3,403	$—	$—	$6,409	$—	$—	$9,812
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential mortgage:
First lien:
Payment performance
Performing	$43,641	$71,311	$34,704	$8,056	$7,465	$97,943	$—	$638	$263,758
Nonperforming	—	—	—	—	120	2,361	—	—	2,481
Total first lien loans	$43,641	$71,311	$34,704	$8,056	$7,585	$100,304	$—	$638	$266,239
Current period gross charge offs - first lien	$—	$—	$—	$—	$—	$58	$—	$—	$58
(continued)

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Home equity - term:
Payment performance
Performing	$607	$732	$90	$426	$115	$3,105	$—	$—	$5,075
Nonperforming	—	—	—	—	—	3	—	—	3
Total home equity - term loans	$607	$732	$90	$426	$115	$3,108	$—	$—	$5,078
Current period gross charge offs - home equity - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$107,967	$77,171	$185,138
Nonperforming	—	—	—	—	—	—	1,296	16	1,312
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$109,263	$77,187	$186,450
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$—	$40	$—	$40
Installment and other loans:
Payment performance
Performing	$758	$413	$332	$106	$670	$947	$6,500	$—	$9,726
Nonperforming	3	—	—	—	33	12	—	—	48
Total Installment and other loans	$761	$413	$332	$106	$703	$959	$6,500	$—	$9,774
Current period gross charge offs - installment and other	$181	$24	$—	$—	$4	$10	$28	$—	$247

The information presented in the table above is not required for periods prior to the adoption of CECL. The following table summarizes the Company’s loan portfolio ratings based on its internal risk rating system at December 31, 2022, which presents the most comparable required information. Prior to the adoption of CECL, PCD loans were classified as PCI loans and accounted for under ASC 310-30. In accordance with the CECL standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the adoption date. At December 31, 2023, the amortized cost of the PCD loans was $8.6 million.

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
Special mention loans decreased by $8.7 million from $32.9 million at December 31, 2022 to $24.2 million at December 31, 2023 due to repayments of $22.7 million partially offset by net downgrades of $14.0 million. The risk rating downgrades to Special Mention primarily consisted of 8 clients with loans spread across various commercial classes.
Non-IEL substandard loans are performing loans, which have characteristics that cause management concern over the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming, or individually evaluated, loans in the future. Generally, management feels that substandard loans that are currently performing and not considered impaired result in some doubt as to the borrower’s ability to continue to perform under the terms of the loan, and represent potential problem loans. Non-IEL substandard loans totaled $29.3 million at December 31, 2023, an increase of $15.5 million, compared to $13.8 million at December 31, 2022 due to net downgrades of $19.3 million, partially offset by repayments of $3.8 million. The risk rating downgrades to the non-IEL substandard category primarily consisted of four clients with loans spread across various commercial classes.
The Substandard-IEL category increased by $4.4 million from $21.3 million at December 31, 2022 to $25.7 million at December 31, 2023 due to net downgrades of $7.8 million partially offset by repayments of $3.3 million. The risk rating downgrades to the substandard-IEL category primarily consisted of three clients with loans spread across various commercial classes.
Despite the aforementioned downgrades, management does not believe that the other commercial loans in these categories have risk characteristics similar to those that led to the downgrades.

     The following table summarizes activity in the ACL, including the impact of adopting CECL, for the year ended December 31, 2023, and the activity in the ALL for years ended December 31, 2022, 2021, 2020 and 2019.

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2023
Balance, beginning of year	$13,558	$3,214	$4,505	$24	$21,301	$3,444	$188	$3,632	$245	$25,178
Impact of adopting ASC 326 - CECL	2,857	(214)	928	169	3,740	(1,121)	49	(1,072)	(245)	2,423
Provision for credit losses	1,360	(764)	1,023	(36)	1,583	6	93	99	—	1,682
Charge-offs	(12)	—	(748)	—	(760)	(98)	(247)	(345)	—	(1,105)
Recoveries	110	5	98	—	213	193	118	311	—	524
Balance, end of year	$17,873	$2,241	$8	$157	$26,077	$2,424	$201	$2,625	$—	$28,702
December 31, 2022
Balance, beginning of year	$12,037	$2,062	$3,814	$30	$17,943	$2,785	$215	$3,000	$237	$21,180
Provision for loan losses	1,489	1,142	640	(6)	3,265	669	218	887	8	4,160
Charge-offs	—	—	—	—	—	(50)	(360)	(410)	—	(410)
Recoveries	32	10	51	—	93	40	115	155	—	248
Balance, end of year	$13,558	$3,214	$4,505	$24	$21,301	$3,444	$188	$3,632	$245	$25,178
December 31, 2021
Balance, beginning of year	$11,151	$1,114	$3,942	$40	$16,247	$3,362	$324	$3,686	$218	$20,151
Provision for loan losses	710	938	23	(10)	1,661	(517)	(73)	(590)	19	1,090
Charge-offs	(293)	—	(663)	—	(956)	(92)	(70)	(162)	—	(1,118)
Recoveries	469	10	512	—	991	32	34	66	—	1,057
Balance, end of year	$12,037	$2,062	$3,814	$30	$17,943	$2,785	$215	$3,000	$237	$21,180
December 31, 2020
Balance, beginning of year	$7,634	$959	$2,356	$100	$11,049	$3,147	$319	$3,466	$140	$14,655
Provision for loan losses	2,745	146	2,096	(60)	4,927	203	117	320	78	5,325
Charge-offs	(3)	—	(748)	—	(751)	(114)	(146)	(260)	—	(1,011)
Recoveries	775	9	238	—	1,022	126	34	160	—	1,182
Balance, end of year	$11,151	$1,114	$3,942	$40	$16,247	$3,362	$324	$3,686	$218	$20,151
December 31, 2019
Balance, beginning of year	$6,876	$817	$1,656	$98	$9,447	$3,753	$244	$3,997	$570	$14,014
Provision for loan losses	515	139	841	2	1,497	(347)	180	(167)	(430)	900
Charge-offs	(25)	—	(299)	—	(324)	(386)	(155)	(541)	—	(865)
Recoveries	268	3	158	—	429	127	50	177	—	606
Balance, end of year	$7,634	$959	$2,356	$100	$11,049	$3,147	$319	$3,466	$140	$14,655

The following table summarizes asset quality ratios for years ended December 31, 2023, 2022, 2021, 2020 and 2019.

	2023	2022	2021	2020	2019
Provision for credit losses to net charge-offs (recoveries)	290%	2,568%	1,787%	(3,114)%	347%
Ratio of ACL to total loans outstanding at December 31	1.25%	1.17%	1.07%	1.02%	0.89%

The following table details net charge-offs (recoveries) to average loans outstanding by loan category for the years ended December 31, 2023 and 2022.

	2023	2022	2021
Commercial real estate:
Net recoveries	$(98)	$(32)	$(176)
Average loans for the year	$1,233,720	$1,069,392	$880,458
Net recoveries/average loans	(0.01)%	—%	(0.02)%
Acquisition and development:
Net recoveries	(5)	(10)	(10)
Average loans for the year	172,239	147,364	74,786
Net recoveries/average loans	—%	(0.01)%	(0.01)%
Commercial and industrial:
Net charge-offs (recoveries)	650	(51)	151
Average loans for the year	371,928	408,995	604,651
Net charge-offs (recoveries)/average loans	0.17%	(0.01)%	0.02%
Municipal:
Net charge-offs (recoveries)	—	—	—
Average loans for the year	10,857	13,486	16,566
Net charge-offs (recoveries)/average loans	—%	—%	—%
Residential mortgage:
Net (recoveries) charge-offs	(95)	10	60
Average loans for the year	432,108	389,048	379,802
Net (recoveries) charge-offs /average loans	(0.02)%	—%	0.02%
Installment and other loans:
Net charge-offs	129	245	36
Average loans for the year	10,808	14,732	21,706
Net charge-offs/average loans	1.19%	1.66%	0.17%
Total loans:
Net charge-offs	$581	$162	$61
Average loans for the year	$2,231,660	$2,043,017	$1,977,969
Net charge-offs/average loans	0.03%	0.01%	—%
(1) Average loans exclude loans held for sale.
The ACL totaled $28.7 million at December 31, 2023, a $3.5 million increase from $25.2 million at December 31, 2022, resulting from a cumulative-effect adjustment from the adoption of CECL of $2.4 million, a provision for credit losses of $1.7 million and net charge-offs of $581 thousand for 2023. At December 31, 2023, the ACL as a percentage of the total loan portfolio was 1.25% compared to 1.17% at December 31, 2022 and 1.07% at December 31, 2021. The ACL increased in 2023 primarily due to the impact from implementing CECL, which required the transition from an incurred loss model based on historical loss experience to an expected credit loss model based on the contractual life of the loan.
In 2023 and 2022, the provision for credit losses was driven primarily by increases in commercial loans, excluding SBA PPP loan forgiveness activity, of $118.3 million and $299.9 million, respectively, in addition to the overall increase in expected loss rates under CECL. During 2023, the Delinquency and Classified Loan Trends qualitative factor was increased for the commercial & industrial and owner-occupied commercial real estate loan classes, which was based on a trend of increases in loans downgraded to the special mention or classified risk rating. All other qualitative factors were unchanged from levels established at the adoption of CECL. During 2022, qualitative factors were unchanged, except for a reduction in the National and Local Economic Conditions factor, that reduced the provision by $726 thousand. This factor had been increased previously for economic concerns in the commercial real estate portfolio associated with the COVID-19 pandemic. The additional allocation was removed during 2022 as these concerns had subsided.

For the years ended December 31, 2023 and 2022, gross recoveries of $524 thousand and $248 thousand, respectively, were credited to the ACL. These recoveries on previously charged-off relationships are the result of successful loan monitoring and workout solutions. Recoveries are difficult to predict, and any additional recoveries that the Company receives will be used to replenish the ACL. Recoveries favorably impact historical charge-off factors, and contribute to changes in the quantitative and qualitative factors used in our allowance adequacy analysis. However, as the loan portfolio continues to grow, future provisions for credit losses may result.
The Company takes partial charge-offs on collateral-dependent loans when carrying value exceeds estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. Specific reserves remain in place if updated appraisals are pending, and represent management’s estimate of potential loss. In addition to the reserve allocations on individually evaluated loans noted above, six loans, with aggregate outstanding principal balances of $348 thousand, have had cumulative partial charge-offs to the ACL totaling $602 thousand at December 31, 2023. As updated appraisals were received on collateral-dependent loans, partial charge-offs were taken to the extent the loans’ principal balance exceeded their fair value.
The following table shows the allocation of the ACL by loan class, as well as the percent of each loan class in relation to the total loan balance at December 31, 2023, and the allocation of the ALL by loan class, as well as the percent of each loan class in relation to the total loan balance at December 31, 2022, 2021, 2020 and 2019.

	2023		2022		2021		2020		2019
	ACL Amount by Loan Class	% of Loan Type to Total Loans	ALL Amount by Loan Class	% of Loan Type to Total Loans	ALL Amount by Loan Class	% of Loan Type to Total Loans	ALL Amount by Loan Class	% of Loan Type to Total Loans	ALL Amount by Loan Class	% of Loan Type to Total Loans
Commercial real estate:
Owner-occupied	$5,090	16%	$3,618	15%	$2,752	12%	$2,072	9%	$1,539	10%
Non-owner occupied	9,587	30%	7,473	28%	7,244	28%	6,049	21%	3,965	22%
Multi-family	2,540	7%	1,355	6%	870	5%	1,846	6%	974	7%
Non-owner occupied residential	656	4%	1,112	5%	1,171	5%	1,184	6%	1,156	7%
Acquisition and development:
1-4 family residential construction	397	1%	376	1%	188	1%	144	0%	239	1%
Commercial and land development	1,844	5%	2,838	7%	1,874	5%	970	3%	720	3%
Commercial and industrial	5,806	16%	4,505	17%	3,814	24%	3,942	32%	2,356	13%
Municipal	157	0%	24	1%	30	1%	40	1%	100	3%
Residential mortgage:
First lien	1,580	12%	1,600	11%	1,188	10%	1,627	12%	1,635	20%
Home equity - term	23	0%	32	0%	31	0%	63	1%	59	1%
Home equity - lines of credit	821	8%	1,812	8%	1,566	8%	1,672	8%	1,453	10%
Installment and other loans	201	0%	188	1%	215	1%	324	1%	319	3%
Unallocated	—		245		237		218		140
	$28,702	100%	$25,178	100%	$21,180	100%	$20,151	100%	$14,655	100%

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
Allowance for credit losses allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$28	$—	$28	$—	$28
Collectively evaluated for impairment	13,558	3,214	4,505	24	21,301	3,416	188	3,604	245	25,150
	$13,558	$3,214	$4,505	$24	$21,301	$3,444	$188	$3,632	$245	$25,178

Management believes the allocation of the ACL among the various loan classes adequately reflects the life expected credit losses in each loan class and is based on the methodology outlined in Note 1, Summary of Significant Accounting Policies, and Note 4, Loans and Allowance for Credit Losses, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data." Management re-evaluates and makes enhancements to its reserve methodology to better reflect the risks inherent in the different segments of the portfolio, particularly in light of increased charge-offs, with noticeable differences between the different loan classes. Management believes these enhancements to the ACL methodology improve the accuracy of quantifying the expected credit losses inherent in the portfolio. Management charges actual loan losses to the reserve and bases the provision for credit losses on its overall analysis.
Management believes the Company’s ACL is adequate based on currently available information. Future adjustments to the ACL and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.
Deposits
Total deposits grew by $82.6 million, or 3%, to $2.6 billion at December 31, 2023 from $2.5 billion at December 31, 2022. During 2023, time deposits increased $155.5 million from $251.0 million at December 31, 2022 to $406.5 million at December 31, 2023 due to competitive pricing, including promotional offerings of up to 18-month terms. In addition, money market deposits and interest-bearing demand deposits increased by $36.5 million and $13.5 million, respectively, which increases were partially offset by decreases of $71.0 million in noninterest-bearing demand deposits and $51.9 million in savings deposits. The declines in noninterest-bearing deposit and savings deposits were primarily due to clients shifting to higher-yielding products within the Bank. During 2023, the Bank was successful at retaining many of those deposits and driving inflows from new clients as well. At December 31, 2023, deposits that are uninsured and not collateralized totaled $442.7 million, or 17%, of total deposits.
In 2022, total deposits increased by $11.3 million and remained consistent with a balance of $2.5 billion at December 31, 2022 and 2021. During the fourth quarter of 2022, the Bank announced that it had entered into a Purchase and Assumption Agreement providing for the sale of its Path Valley branch, including associated deposit liabilities, building and land. At December 31, 2022, deposits of approximately $31.3 million were expected to be conveyed in the branch sale. These deposits are reported within total deposits at cost and comprised of $23.5 million in interest-bearing deposits and $7.8 million in non-interest bearing deposits. The sale was completed on May 12, 2023. This sale included deposits of approximately $18.7 million comprised of $14.4 million in interest-bearing deposits and $4.3 million in noninterest-bearing deposits, which were sold at a premium of 6%. These deposits were reported at cost as deposits held for assumption in connection with sale of bank branch within total deposits in the consolidated balance sheets.

The following table presents average deposits for years ended December 31, 2023, 2022 and 2021.

	2023	2022	2021
Demand deposits	$470,349	$557,142	$542,952
Interest-bearing demand deposits	1,525,204	1,414,177	1,392,996
Savings deposits	198,157	232,660	202,371
Time deposits	338,170	273,276	360,264
Total deposits	$2,531,880	$2,477,255	$2,498,583

Management evaluates its utilization of brokered deposits, taking into consideration the Bank's policies, the interest rate curve and regulatory views on non-core funding sources, and balances this funding source with its funding needs based on growth initiatives. The Company anticipates that loan growth will be funded through deposit generation by offering competitive rates, as well as reliance on FHLB borrowings. The Bank's brokered money market deposit balances were $20.1 million and $1.0 million at December 31, 2023 and 2022, respectively. The Bank's brokered time deposit balances, including the average balance, remained at zero at December 31, 2023 and 2022.
The Company had time deposits that met or exceeded the FDIC insurance limit of $250,000 of $76.4 million and $36.5 million at December 31, 2023 and 2022, respectively. At December 31, 2023, the scheduled maturities of time deposits that met or exceeded the FDIC insurance limit or otherwise uninsured were as follows:

Three months or less	$22,928
Over three months through six months	18,101
Over six months through one year	35,094
Over one year	291
Total	$76,414

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
The Company also utilizes long-term debt, consisting principally of FHLB fixed and amortizing advances, to fund its balance sheet with original maturities greater than one year. Prior to entering into long-term borrowings, the Company evaluates its funding needs, interest rate movements, the cost of options, and the availability of attractive structures.
FHLB advances and other borrowings increased by $31.4 million to $137.5 million at December 31, 2023 compared to $106.1 million at December 31, 2022. The increase in borrowings during 2023 included long-term fixed-rate advances from the FHLB totaling $40.0 million. With the continued strength in loan fundings and increased competition for deposits, the Bank elected to replace some of its overnight borrowings with lower cost term advances during the first quarter of 2023. The Bank tested its various sources of funding during 2023 to ensure accessibility.
In December 2018, the Company issued unsecured subordinated notes payable totaling $32.5 million, which mature on December 30, 2028, and the proceeds of which were designated for general corporate use, including funding of cash consideration for mergers and acquisitions. The subordinated notes had a fixed interest rate of 6.0% through December 30, 2023, which then converted to a variable rate, 90-day average fallback SOFR rate plus 3.16%, through maturity. At December 31, 2023, the interest rate on the subordinated debt was 8.78%.
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
Shareholders’ equity totaled $265.1 million at December 31, 2023, an increase of $36.2 million, or 16%, from $228.9 million at December 31, 2022. The increase in 2023 was primarily attributable to net income of $35.7 million and other comprehensive income of $11.4 million, partially offset by dividends paid of $8.5 million, the cumulative-effect adjustment from the adoption of CECL that decreased retained earnings by $2.0 million and share-based compensation costs of $471 thousand. Other comprehensive income generated during 2023 was due to after-tax net unrealized gains on AFS securities and cash flow hedges of $10.9 million and $532 thousand, respectively, primarily caused by a decline in treasury rates and contracting credit spreads during 2023.
For the year ended December 31, 2023, total comprehensive income was $47.1 million, an increase of $69.4 million, from total comprehensive loss of $22.3 million for the same period in 2022. This increase was due to a reduction in unrealized losses on AFS securities and cash flow hedges, net of taxes, of $54.5 million of $1.3 million, respectively, and an increase in net income of $13.6 million.
At December 31, 2023, book value per common share was $24.98 per share compared to $21.45 per share at December 31, 2022. Tangible book value per share also increased from $19.47 per share at December 31, 2022 to $23.03 per share at December 31, 2023, as a result of the increase in shareholders' equity driven by earnings and other comprehensive income during 2023. See “Supplemental Reporting of Non-GAAP Measures.”
In September 2015, the Board of Directors authorized a stock repurchase program, which is more fully described in Item 5 under Issuer Purchases of Equity Securities. Subsequently on April 19, 2021, the Board of Directors authorized the additional future repurchase of up to 562,000 shares of its outstanding common stock. The maximum number of shares that may yet be purchased under the plan is 28,467 shares at December 31, 2023.
The following table includes additional information for shareholders’ equity for the years ended December 31, 2023, 2022 and 2021.

	2023	2022	2021

Average shareholders’ equity	$243,334	$244,281	$262,159
Net income	35,663	22,037	32,881
Cash dividends paid	8,485	8,264	8,280
Average equity to average assets ratio	8.11%	8.59%	9.06%
Dividend payout ratio	23.19%	36.39%	24.68%
Return on average equity	14.66%	9.02%	12.54%

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
The Parent Company and the Bank both have met all capital adequacy requirements to which they are subject at December 31, 2023 and 2022. At December 31, 2023 and 2022, the Parent Company and the Bank were considered well capitalized under applicable banking regulations.
The Company routinely evaluates its capital levels in light of its risk profile to assess its capital needs. In addition to the minimum capital ratio requirement and minimum capital ratio to be well capitalized presented in the tables in Note 17, we must maintain a capital conservation buffer as noted in Item 1 - Business under the topic Basel III Capital Rules. At December 31, 2023, the Parent Company's and the Bank's capital conservation buffer, based on the most restrictive capital ratio, was 4.8% and 4.8%, respectively, which are above the regulatory requirement of 2.50% at December 31, 2023.

Tables presenting the Parent Company’s and the Bank’s capital amounts and ratios at December 31, 2023 and 2022 are included in Note 17, Shareholders' Equity and Regulatory Capital, to the Consolidated Financial Statements appearing in Part II, Item 8, "Financial Statements and Supplementary Data."
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
At December 31, 2023, cash and cash equivalents totaled $65.2 million, compared with $60.8 million at December 31, 2022, which included net income of $35.7 million, increases in deposits and borrowings of $82.6 million and $23.9 million, respectively, and proceeds from investment securities maturities, calls and repayments, net of purchases of $11.4 million, offset primarily by the deployment of cash into higher yielding loans of $147.1 million. Unencumbered investment securities totaled $73.8 million and the Company had $17.4 million of investment securities pledged at the FRB Discount Window with no associated borrowings outstanding at December 31, 2023. The Company's maximum borrowing capacity from the FHLB of Pittsburgh was $1.1 billion, of which $138.1 million in advances and letters of credit were outstanding. The Company’s ability to borrow from the FHLB is dependent on having sufficient qualifying collateral, which generally consists of mortgage loans. In addition, the Company had $20.0 million in available unsecured lines of credit with other banks at December 31, 2023. The Bank tested its various sources of funding during 2023 to ensure accessibility.
At December 31, 2023, outstanding loan commitments totaled $892.0 million, which included $172.9 million in undisbursed loans, $337.5 million in unused home equity lines of credit, $357.1 million in commercial lines of credit, and $24.5 million in performance standby letters of credit. Time deposits due within one year after December 31, 2023 totaled $381.9 million, or 94% of time deposits, which includes both clients with longer-term time deposits nearing maturity and the more recent time deposit offerings with terms of 18 months or less. If these maturing deposits do not remain with the Company, it may be required to seek other sources of funds, including other time deposits and lines of credit. Due to current market conditions, the Company has paid higher rates on such deposits during 2023 than it paid in 2022. The Company has the ability to attract and retain deposits by adjusting the interest rates it offers.
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

Contractual Obligations
The Company enters into contractual obligations in the normal course of business to fund loan growth, for asset/liability management purposes, to meet required capital needs and for other corporate purposes. The following table presents significant fixed and determinable contractual obligations of principal by payment date at December 31, 2023.
Further discussion of the nature of each obligation is in the referenced Note to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data" referenced in the following table.

		Payments Due
	Note Reference	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total

Time deposits	11	$381,911	$18,055	$5,275	$1,266	$406,507
Short-term borrowings	13	107,285	—	—	—	107,285
Long-term debt	14	—	15,000	25,000	—	40,000
Subordinated notes	15	—	—	32,500	—	32,500
Operating lease obligations	6	1,349	2,774	2,631	10,187	16,941
Total		$490,545	$35,829	$65,406	$11,453	$603,233

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
The following table details significant commitments at December 31, 2023.

Contract or Notional Amount
Commitments to fund:
Home equity lines of credit	$337,460
1-4 family residential construction loans	40,330
Commercial real estate, construction and land development loans	132,607
Commercial, industrial and other loans	357,099
Standby letters of credit	24,529
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
As a result of prior acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $21.1 million and $21.8 million at December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, the Company incurred $1.1 million in merger-related expenses in connection with the proposed merger with Codorus Valley. Additionally, the Company incurred $3.2 million and $13.0 million in restructuring charges and a provision for legal settlement, respectively, during the year ended December 31, 2022.

Tangible book value per common share and the impact of the merger-related expenses, restructuring charge and legal settlement on net income and associated ratios, as used by the Company in this supplemental reporting presentation, are determined by methods other than in accordance with GAAP. While the Company's management believes this information is a useful supplement to the GAAP-based measures reported in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, readers are cautioned that this non-GAAP disclosure has limitations as an analytical tool, should not be viewed as a substitute for financial measures determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of our results and financial condition as reported under GAAP, nor are such measures necessarily comparable to non-GAAP performance measures that may be presented by other companies. This supplemental presentation should not be construed as an inference that our future results will be unaffected by similar adjustments to be determined in accordance with GAAP.
The increase in tangible book value per share in 2023 compared to 2022 was primarily caused by increases in net income of $13.6 million and total comprehensive income of $11.4 million during 2023 compared to total comprehensive losses of $44.4 million during 2022. This increase was primarily due to a decrease in unrealized losses on AFS securities caused by a decline in Treasury rates.
The following tables present the computation of each non-GAAP based measure shown together with its most directly comparable GAAP-based measure.

(Dollars, except per share amounts, and shares in thousands)	2023	2022	2021
Tangible book value per common share
Shareholders' equity (most directly comparable GAAP-based measure)	$265,056	$228,896	$271,656
Less: Goodwill	18,724	18,724	18,724
Other intangible assets	2,414	3,078	4,183
Related tax effect	(507)	(646)	(878)
Tangible common equity (non-GAAP)	$244,425	$207,740	$249,627

Common shares outstanding	10,612	10,671	11,183

Book value per share (most directly comparable GAAP based measure)	$24.98	$21.45	$24.29
Intangible assets per share	1.95	1.98	1.97
Tangible book value per share (non-GAAP)	$23.03	$19.47	$22.32

Adjusted Net Income and Adjusted Diluted Earnings Per Share	December 31,
(Dollars, except per share amounts, and shares in thousands)	2023	2022	2020
Net income (most directly comparable GAAP based measure)	$35,663	$22,037	$32,881
Plus: Merger-related charges	1,059	—	—
Plus: Provision for legal settlement	—	13,000	—
Plus: Restructuring charges	—	3,155	—
Less: Related tax effect	(79)	(3,393)	—
Adjusted net income (non-GAAP)	$36,643	$34,799	$32,881

Weighted average shares - diluted (most directly comparable GAAP-based measure)	10,435	10,706	11,106
Diluted earnings per share (most directly comparable GAAP-based measure)	3.42	2.06	2.96
Weighted average shares - diluted (non-GAAP)	10,435	10,706	11,106
Diluted earnings per share, adjusted (non-GAAP)	$3.51	$3.25	$2.96

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
The simulation analysis results are presented in the table below. At December 31, 2023, the decrease in net interest income in the up 200 basis points rising interest rate scenario is the result of the assumption that funding costs will increase faster than the yields on interest earning assets. Results in the falling interest rate scenario project a decrease in net interest income as a result of long-term fixed rate funding added to the balance sheet in 2023. Additionally, in the model at December 31, 2023, funding pressure is not expected to abate within the first twelve months of a rates falling scenario, while the model at December 31, 2022 assumed faster repricing between those periods. The Bank is currently liability sensitive according to the model as interest bearing liabilities are expected to reprice faster than interest earning assets. If interest bearing liabilities reprice slower than modeled, the pressure on net interest income may be reduced.
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
The results at December 31, 2023 and 2022 reflect the impact of the FOMC's interest rate increases in effect at the end of each period. Funding cost and repricing speed will continue to be a factor in the results of the model. The behavior of the business and retail clients also varies across the rate scenarios, which is reflected in the results. For the December 31, 2023 modeling, enhancements were implemented to provide a more granular analysis, which reflects the business and retail accounts experience different rate sensitivities and average lives. To improve comparability across periods, the Bank strives to follow best practices related to the assumption setting and maintains the size and mix of the period end balance sheet; thus, the results do not reflect actions management may take through the normal course of business that would impact results.

Earnings at Risk			Value at Risk
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates	December 31, 2023	December 31, 2022	Change in Market Interest Rates	December 31, 2023	December 31, 2022
(200)	(5.9)%	4.7%	(200)	(15.6)%	(27.7)%
(100)	(3.6)%	4.8%	(100)	(4.3)%	(9.3)%
100	0.1%	(2.6)%	100	0.1%	3.8%
200	(1.0)%	(6.1)%	200	(2.2)%	4.0%

Further discussion related to the quantitative and qualitative disclosures about market risk is included under the heading of Liquidity and Rate Sensitivity in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SUMMARY OF QUARTERLY FINANCIAL DATA
The following table presents unaudited quarterly results of operations for years ended December 31.

	2023 Quarter Ended				2022 Quarter Ended
	December	September	June	March	December	September	June	March

Interest income	$40,028	$38,691	$36,901	$34,277	$32,095	$27,419	$25,350	$23,790
Interest expense	14,010	12,472	10,526	7,983	4,611	1,964	1,232	1,217
Net interest income	26,018	26,219	26,375	26,294	27,484	25,455	24,118	22,573
Provision for credit losses	418	136	399	729	585	1,500	1,775	300
Net interest income after provision for credit losses	25,600	26,083	25,976	25,565	26,899	23,955	22,343	22,273
Investment securities (losses) gains	(39)	2	(2)	(8)	3	(14)	(3)	(146)
Other noninterest income	6,530	5,923	7,160	6,086	6,223	6,072	7,197	7,620
Merger-related expenses	1,059	—	—	—	—	—	—	—
Provision for legal settlement	—	—	—	—	—	13,000	—	—
Restructuring expenses	—	—	—	—	—	3,155	—	—
Other noninterest expenses	21,333	20,447	20,749	20,255	21,236	20,257	18,794	19,364
Income (loss) before income tax expense	9,699	11,561	12,385	11,388	11,889	(6,399)	10,743	10,383
Income tax expense (benefit)	2,056	2,535	2,547	2,232	2,263	(1,571)	1,872	2,015
Net income (loss)	$7,643	$9,026	$9,838	$9,156	$9,626	$(4,828)	$8,871	$8,368

Per share information:
Basic earnings (loss) per share (a)	$0.74	$0.87	$0.95	$0.88	$0.93	$(0.47)	$0.84	$0.77
Diluted earnings (loss) per share (a)	0.73	0.87	0.94	0.87	0.91	(0.47)	0.83	0.76
Dividends paid per share	0.20	0.20	0.20	0.20	0.19	0.19	0.19	0.19
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
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting at December 31, 2023, using the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that, at December 31, 2023, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework (2013).
Crowe LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, as stated in their report dated March 14, 2024.

/s/ Thomas R. Quinn, Jr.	/s/ Neelesh Kalani
Thomas R. Quinn, Jr.	Neelesh Kalani
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

March 14, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors of Orrstown Financial Services, Inc.
Shippensburg, Pennsylvania

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Orrstown Financial Services, Inc. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2023 due to the adoption of Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.
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
Allowance for Credit Losses
In accordance with ASU 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company adopted Accounting Standards Codification (“ASC”) 326 as of January 1, 2023 as described in Notes 1 and 4 of the financial statements. See also the explanatory paragraph above. The allowance for credit losses (the “ACL”) is an accounting estimate of expected credit losses over the life of loans. The ASU requires the Company’s loan portfolio, measured at amortized cost, to be presented at the net amount expected to be collected. Estimates of expected credit losses for loans are based on historical experience, current conditions and reasonable and supportable forecasts over the life of the loans. In order to estimate the expected credit losses, the Company replaced the incurred loss model under the previous standard with the lifetime expected loss model. The Company disclosed the impact of adoption of this standard on January 1, 2023 with a $2.4 million increase to the ACL and a $2.0 million decrease to retained earnings for the cumulative effect adjustment recorded upon adoption.
The Company measures expected credit losses based on loans collectively evaluated when similar risk characteristics exist primarily utilizing a discounted cash flow (“DCF”) model. The DCF methodology applies the probability of default (“PD”), using a loss driver model and loss given default (“LGD”), to discount loan-level cash flows that are adjusted for prepayments and curtailments. The PD estimates are derived through the application of reasonable and supportable economic forecasts to the regression models, which incorporates the Company's and peer loss-rate data, unemployment rate and GDP. The reasonable and supportable forecasts of the selected economic metrics are then input into the regression model to calculate an expected default rate. The Company adjusts its quantitative results through certain qualitative factors to reflect the extent current and expected conditions differ from the conditions that existed for the period over which historical information and reasonable and supportable economic forecast was evaluated.
Auditing the ACL was identified by us as a critical audit matter because of the significant auditor judgment applied and significant audit effort required, including the need to involve our valuation services specialists, to evaluate the subjective and complex judgments made by management throughout the initial adoption and subsequent application processes, including the loss estimation model, significant assumptions related to the loss driver analysis, PD and LGD inputs into the DCF model and qualitative factors.
The primary procedures performed to address the critical audit matter included:
•Testing the effectiveness of management's controls addressing:
◦Management’s selection of the DCF model, including evaluation of the appropriateness of the loss driver analysis, PD and LGD curves input into the model.
◦Management’s review of the relevance and reliability of data used in the DCF model and in determination of the qualitative factors.
◦Management’s review over the evaluation of the appropriateness of the key assumptions and judgments used in the determination of qualitative factors.

•Substantive testing included:
◦Evaluating the appropriateness of the Company's methodology applied in the adoption of ASC 326.
◦Evaluating the appropriateness of the loss driver analysis and the reasonableness of PD and LGD curves into the DCF model, assisted by our valuation services specialists.
◦Evaluating the relevance and reliability of data used in the DCF model.
◦Evaluating the judgments for developing the qualitative framework and evaluating the relevance of data used in applying qualitative factors, including evaluating assumptions for reasonableness.

/s/ Crowe LLP

We have served as the Company's auditor since 2014.

Washington, D.C.
March 14, 2024

Consolidated Balance Sheets
ORRSTOWN FINANCIAL SERVICES, INC.

	December 31,
(Dollars in thousands, except per share amounts)	2023	2022
Assets
Cash and due from banks	$32,586	$28,477
Interest-bearing deposits with banks	32,575	32,346
Cash and cash equivalents	65,161	60,823
Restricted investments in bank stocks	11,992	10,642
Securities available-for-sale (amortized cost of $549,089 and $563,278 at December 31, 2023 and 2022, respectively)	513,519	513,728
Loans held for sale, at fair value	5,816	10,880
Loans	2,298,313	2,151,232
Less: Allowance for credit losses	(28,702)	(25,178)
Net loans	2,269,611	2,126,054
Premises and equipment, net	29,393	29,328
Cash surrender value of life insurance	73,204	71,760
Goodwill	18,724	18,724
Other intangible assets, net	2,414	3,078
Accrued interest receivable	13,630	11,027
Deferred tax asset, net	22,017	24,031
Other assets	38,759	42,333
Total assets	$3,064,240	$2,922,408
Liabilities
Deposits:
Noninterest-bearing	$430,959	$494,131
Interest-bearing	2,127,855	1,950,807
Deposits held for assumption in connection with sale of bank branch	—	31,307
Total deposits	2,558,814	2,476,246
Securities sold under agreements to repurchase and federal funds purchased	9,785	17,251
FHLB advances and other borrowings	137,500	106,139
Subordinated notes	32,093	32,026
Other liabilities	60,992	61,850
Total liabilities	2,799,184	2,693,512

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value—$0.05205 stated value per share 50,000,000 shares authorized; 11,204,599 shares issued and 10,612,390 outstanding at December 31, 2023; 11,229,242 shares issued and 10,671,413 outstanding at December 31, 2022	583	584
Additional paid—in capital	189,027	189,264
Retained earnings	117,667	92,473
Accumulated other comprehensive loss	(28,476)	(39,913)
Treasury stock— 592,209 and 557,829 shares, at cost, at December 31, 2023 and 2022, respectively	(13,745)	(13,512)
Total shareholders’ equity	265,056	228,896
Total liabilities and shareholders’ equity	$3,064,240	$2,922,408
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income
ORRSTOWN FINANCIAL SERVICES, INC.

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2023	2022	2021
Interest income
Loans	$126,595	$93,528	$84,227
Investment securities - taxable	18,031	10,237	6,622
Investment securities - tax-exempt	3,462	4,115	2,493
Short term investments	1,809	774	353
Total interest income	149,897	108,654	93,695
Interest expense
Deposits	37,510	6,337	4,199
Securities sold under agreements to repurchase and federal funds purchased	114	44	31
FHLB advances and other borrowings	5,350	630	482
Subordinated notes	2,017	2,013	2,009
Total interest expense	44,991	9,024	6,721
Net interest income	104,906	99,630	86,974
Provision for credit losses	1,682	4,160	1,090
Net interest income after provision for credit losses	103,224	95,470	85,884
Noninterest income
Service charges on deposit accounts	3,949	3,826	3,047
Interchange income	3,873	4,055	4,129
Other service charges, commissions and fees	917	788	646
Swap fee income	1,039	2,632	293
Trust and investment management income	7,691	7,631	7,896
Brokerage income	3,649	3,620	3,571
Mortgage banking activities	591	407	5,909
Income from life insurance	2,482	2,339	2,273
Investment securities (losses) gains	(47)	(160)	638
Other income	1,508	1,814	750
Total noninterest income	25,652	26,952	29,152
Noninterest expenses
Salaries and employee benefits	50,983	48,004	44,002
Occupancy	4,342	4,729	4,731
Furniture and equipment	5,251	5,083	5,115
Data processing	4,913	4,560	4,061
Automated teller and interchange fees	1,252	1,287	1,202
Advertising and bank promotions	2,157	2,264	2,178
FDIC insurance	1,960	1,083	816
Professional services	2,905	3,254	2,555
Directors' compensation	915	938	865
Taxes other than income	1,050	1,391	1,321
Intangible asset amortization	953	1,105	1,275
Merger-related expenses	1,059	—	—
Provision for legal settlement	—	13,000	—
Restructuring expenses	—	3,155	—
Other operating expenses	6,103	5,953	6,020
Total noninterest expenses	83,843	95,806	74,141
Income before income tax expense	45,033	26,616	40,895
Income tax expense	9,370	4,579	8,014
Net income	$35,663	$22,037	$32,881
Per share information:
Basic earnings per share	$3.45	$2.09	$3.00
Diluted earnings per share	3.42	2.06	2.96
Dividends paid per share	0.80	0.76	0.74
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss)
ORRSTOWN FINANCIAL SERVICES, INC.

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Net income	$35,663	$22,037	$32,881
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available-for-sale arising during the period	13,936	(55,321)	775
Reclassification adjustment for losses (gains) realized in net income	44	139	(609)
Net unrealized gains (losses) on securities available-for-sale	13,980	(55,182)	166
Tax effect	(3,075)	11,588	(35)
Total other comprehensive income (loss), net of tax and reclassification adjustments on securities available-for-sale	10,905	(43,594)	131
Unrealized gains (losses) on interest rate swaps used in cash flow hedges	682	(972)	473
Reclassification adjustment for losses realized in net income	—	—	757
Net unrealized gains (losses) on interest rate swaps used in cash flow hedges	682	(972)	1,230
Tax effect	(150)	204	(258)
Total other comprehensive gain (loss), net of tax and reclassification adjustments on interest rate swaps used in cash flow hedges	532	(768)	972
Total other comprehensive income (loss), net of tax and reclassification adjustments	11,437	(44,362)	1,103
Total comprehensive income (loss)	$47,100	$(22,325)	$33,984
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity
ORRSTOWN FINANCIAL SERVICES, INC.

	Years Ended December 31, 2023, 2022 and 2021
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity

Balance, January 1, 2021	$586	$189,066	$54,099	$3,346	$(848)	$246,249
Net income	—	—	32,881	—	—	32,881
Total other comprehensive income, net of taxes	—	—	—	1,103	—	1,103
Cash dividends ($0.74 per share)	—	—	(8,280)	—	—	(8,280)
Share-based compensation plans:
1,121 net common shares issued and 19,388 net treasury shares acquired, including compensation expense totaling $1,949	—	623	—	—	(920)	(297)
Balance, December 31, 2021	586	189,689	78,700	4,449	(1,768)	271,656
Net income	—	—	22,037	—	—	22,037
Total other comprehensive loss, net of taxes	—	—	—	(44,362)	—	(44,362)
Cash dividends ($0.76 per share)	—	—	(8,264)	—	—	(8,264)
Share-based compensation plans:
28,925 net common shares acquired and 482,712 net treasury shares acquired, including compensation expense totaling $2,154	(2)	(425)	—	—	(11,744)	(12,171)
Balance, December 31, 2022	584	189,264	92,473	(39,913)	(13,512)	228,896
Cumulative effect of change in accounting principle (Note 4)	—	—	(1,984)	—	—	(1,984)
Net income	—	—	35,663	—	—	35,663
Total other comprehensive income, net of taxes	—	—	—	11,437	—	11,437
Cash dividends ($0.80 per share)	—	—	(8,485)	—	—	(8,485)
Share-based compensation plans:
24,643 net common shares acquired and 34,380 net treasury shares acquired, including compensation expense totaling $2,356	(1)	(237)	—	—	(233)	(471)
Balance, December 31, 2023	$583	$189,027	$117,667	$(28,476)	$(13,745)	$265,056
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows
ORRSTOWN FINANCIAL SERVICES, INC.

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Cash flows from operating activities
Net income	$35,663	$22,037	$32,881
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization (discount accretion)	2,040	1,893	(436)
Depreciation and amortization expense	4,340	4,620	5,305
Provision for credit losses	1,682	4,160	1,090
Share-based compensation	2,356	2,154	1,949
Gains on sales of loans originated for sale	(283)	(1,283)	(5,222)
Fair value adjustment on loans held for sale	323	1,373	255
Mortgage loans originated for sale	(18,437)	(82,708)	(197,167)
Proceeds from sales of loans originated for sale	23,461	77,291	204,102
Gains on sale of portfolio loans	—	(306)	—
Net gain on disposal of OREO and premises held for sale	(436)	—	(327)
Writedown of OREO and premises held for sale	—	1,297	—
Net loss on disposal of premises and equipment	252	530	22
Deferred income tax (benefit) expense	(651)	(591)	942
Investment securities losses (gains)	47	160	(638)
Provision for legal settlement	—	13,000	—
Payment of legal settlement	—	(13,000)	—
Return on investments in limited partnerships	(43)	(976)	—
Net losses on derivatives	373	114	200
Loss on derivative terminations	—	—	514
Income from life insurance	(2,482)	(2,339)	(2,273)
Premium on branch sale	(1,102)	—	—
Decrease (increase) in accrued interest receivable and other assets	1,571	(4,168)	(3,200)
(Decrease) increase in accrued interest payable and other liabilities	(5,651)	10,891	1,281
Other, net	678	2,043	1,533
Net cash provided by operating activities	43,701	36,192	40,811
Cash flows from investing activities
Proceeds from sales of AFS securities	22,006	31,330	149,038
Maturities, repayments and calls of AFS securities	34,989	50,105	39,082
Purchases of AFS securities	(45,565)	(181,529)	(195,049)
Net (purchases) redemptions of restricted investments in bank stocks	(1,350)	(3,390)	3,311
Net distributions from investments in limited partnerships	166	1,410	—
Net (increase) decrease in loans	(145,301)	(172,607)	1,396
Proceeds from sales of portfolio loans	—	4,443	385
Investment in limited partnerships	(1,037)	—	—
Purchases of bank premises and equipment	(2,293)	(895)	(1,254)
Proceeds from disposal of OREO and premises held for sale	2,536	—	1,078
Proceeds from disposal of bank premises and equipment	43	—	—
Net cash paid in branch sale	(17,641)	—	—
Death benefit proceeds from life insurance contracts	342	142	—
Other	(143)	—	—
Net cash used in investing activities	(153,248)	(270,991)	(2,013)
(continued)

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Cash flows from financing activities
Net increase in deposits	101,302	11,307	108,020
Net (decrease) increase in borrowings with original maturities less than 90 days	(14,650)	98,634	3,835
Proceeds from FHLB advances with original maturities greater than 90 days	40,000	—	—
Payments on FHLB advances with original maturities greater than 90 days	(1,455)	(441)	(56,149)
Settlement of terminated derivatives	—	—	(525)
Dividends paid	(8,485)	(8,264)	(8,280)
Acquisition of treasury stock	(2,585)	(14,172)	(1,869)
Shares repurchased as treasury stock for employee taxes associated with restricted stock vesting	(378)	(285)	(514)
Proceeds from issuance of employee stock purchase plan shares	136	133	136
Net cash provided by financing activities	113,885	86,912	44,654
Net increase (decrease) in cash and cash equivalents	4,338	(147,887)	83,452
Cash and cash equivalents at beginning of year	60,823	208,710	125,258
Cash and cash equivalents at end of year	$65,161	$60,823	$208,710

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$42,888	$8,721	$6,805
Income taxes	7,450	4,900	4,400
Supplemental schedule of noncash investing and financing activities:
Loans transferred from LHFS to portfolio loans	—	1,510	—
OREO acquired in settlement of loans	85	—	—
Premises and equipment transferred to held for sale	—	2,991	—
Lease liabilities arising from obtaining ROU assets	2,416	94	2,865
Deposits held for assumption in connection with sale of bank branch	—	31,307	—

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
Basis of Presentation – The accompanying consolidated financial statements include the accounts of Orrstown Financial Services, Inc. and its wholly owned subsidiary, the Bank. The accounting and reporting policies of the Company conform to GAAP and, where applicable, to accounting and reporting guidelines prescribed by bank regulatory authorities. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications have been made to prior years' amounts to conform with current year classifications. These reclassifications did not have a material impact on the Company's consolidated financial condition or results of operations.
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
The types of securities the Company invests in are included in Note 3, Investment Securities, and the types of lending the Company engages in are included in Note 4, Loans and Allowance for Credit Losses.
Cash and Cash Equivalents – Cash and cash equivalents include cash, balances due from banks, federal funds sold and interest-bearing deposits due on demand, all of which have original maturities of 90 days or less. Net cash flows are reported for client loan and deposit transactions, loans held for sale, redemption (purchases) of restricted investments in bank stocks, and short-term borrowings.
Under the FRB regulations, the Bank generally had been required to maintain cash reserves against specified deposit liabilities. The FRB issued a final rule on December 22, 2020 that amended Regulation D by lowering the reserve requirement on all net transaction accounts maintained at depository institutions to 0%. Effective January 1, 2024, the FRB will establish the new reserve requirement exemption amount and low reserve tranche, but will not elevate the current reserve percentage above zero for depository institutions.
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
Investment Securities – AFS securities include investments that management intends to use as part of its asset/liability management strategy. The Company typically classifies debt securities as AFS on the date of purchase. At December 31, 2023 and 2022, the Company had no held to maturity or trading securities. AFS securities are reported at fair value. Interest income and dividends on debt securities are recognized in interest income on an accrual basis. Purchase premiums and discounts on debt securities are amortized to interest income using the interest method over the terms of the investment securities and approximate the level yield method. Changes in unrealized gains and losses, net of related deferred taxes, for AFS securities are recorded in AOCI. Realized gains and losses on investment securities are recorded on the trade date using the specific identification method and are included in noninterest income on the consolidated statements of income.
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
Investment securities may be sold in response to changes in interest rates, changes in prepayment rates and other factors. Prior to implementation of CECL, unrealized losses on AFS debt securities caused by a credit event would require the direct write-down of the AFS security through the OTTI approach; however, the new standard under ASC 326-30, Financial Instruments - Credit Losses, requires credit losses to be presented as an ACL. The Company is still required to conduct an impairment evaluation on AFS securities to determine whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If these situations apply, the guidance continues to require the Company to reduce the security's amortized cost basis down to its fair value through earnings. The Company also evaluates the unrealized losses on AFS securities to determine if a security's decline in fair value below its amortized cost basis is due to credit factors. The evaluation is based upon factors such as the creditworthiness of the underlying borrowers, performance of the underlying collateral, if applicable, and the level of credit support in the security structure. Management also evaluates other factors and circumstances that may be indicative of a decline in the fair value of the security due to a credit factor. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost and near-term prospects of the issuer. If this assessment indicates that a credit loss exists, the present value of the expected cash flows of the security is compared to the amortized cost basis of the security. Under the CECL standard, if the present value of the cash flows expected to be collected is less than the amortized cost, an ACL is recorded for the credit loss, which is limited by the amount that the fair value is less than the amortized cost basis. Any additional amount of loss would be due to non-credit factors and is recorded in AOCI, net of taxes. If a credit loss is recognized in earnings, subsequent improvements to the expectation of collectability will be recognized through the ACL. If the fair value of the security increases above its amortized cost, the unrealized gain will be recorded in AOCI, net of taxes, on the consolidated statements of financial condition. Accrued interest receivable on AFS securities is excluded from the estimate of credit losses.
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
Loans Held-for-Sale – The Company has elected to record the mortgage loans held for sale portfolio at fair market value as opposed to the lower of cost or market. The Company economically hedges its residential loans held for sale portfolio with forward sale agreements, which are reported at fair value. A lower of cost or market accounting treatment would not allow the Company to record the excess of the fair market value over book value, but would require the Company to record the corresponding reduction in value on the hedges. Both the loans and related hedges are carried at fair value, which reduces earnings volatility as the amounts more closely offset, particularly in environments when interest rates are declining. For loans held-for-sale for which the fair value option has been elected, the aggregate fair value was less than the aggregate principal balance by $1.5 million and $1.2 million as of December 31, 2023 and 2022, respectively. There were no loans held-for-sale that were nonaccrual or 90 or more days past due as of December 31, 2023 and 2022. Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income in the consolidated statements of income. Interest income on these loans is recognized in interest and fees on loans in the consolidated statements of income.
Loans – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their amortized cost, inclusive of net deferred loan origination fees and costs and unamortized premium or discount. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and amortized as a yield adjustment over the respective term of the loan using the interest method. For SBA PPP loans, the loan origination fees, net of certain direct origination costs, are deferred and accreted into interest income as a yield adjustment under the effective yield method over the estimated life of the PPP loans, with any unamortized net fees being recognized as interest income over the remaining life of the loans. Purchased loans are initially recorded at fair value and include credit and interest rate marks associated with acquisition accounting adjustments. Premiums and discounts are subsequently amortized or accreted as adjustments to interest income using the effective yield method over the contractual lives of the loans.
For all classes of loans, the accrual of interest income on loans, including individually evaluated loans, ceases when principal or interest is past due 90 days or more and collateral is inadequate to cover principal and interest or immediately if, in the opinion of management, full collection is unlikely. Interest will continue to accrue on loans past due 90 days or more if the collateral is adequate to cover principal and interest, and the loan is in the process of collection. Interest accrued, but not collected, at the date of placement on nonaccrual status, is reversed and charged against interest income, unless fully collateralized. Subsequent payments received are either applied to the outstanding principal balance or recorded as interest income, depending upon management’s assessment of the ultimate collectability of principal. Loans are returned to accrual status, for all loan classes, when all the principal and interest amounts contractually due are brought current, the loan has performed in accordance with the contractual terms of the note for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is reasonably assured. Past due status is based on the contractual terms of the loan.
Allowance for Credit Losses – In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). On January 1, 2023, the Company adopted ASU 2016-13, the current expected credit losses accounting standard commonly referred to as "CECL," which replaces the incurred loss model with the lifetime expected loss model. The CECL methodology requires an organization to measure all expected credit losses over the contractual term for financial assets measured at amortized cost, including loan receivables and held-to-maturity securities, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The CECL methodology also applies to off-balance sheet credit exposures not accounted for as insurance (e.g., loan commitments, standby letters of credit, financial guarantees and other similar instruments), net investments in leases recognized by a lessor in accordance with ASC Topic 842 on leases and AFS debt securities.
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

The ACL represents the amount that, in management's judgment, appropriately reflects credit losses inherent in the loan portfolio at the balance sheet date. Loans deemed to be uncollectible are charged against the ACL on loans, and subsequent recoveries, if any, are credited to the ACL on loans when received. Changes to the ACL are recorded through the provision for credit losses on loans in the consolidated statements of income.
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
Loans collectively evaluated includes loans on accrual status, except for loans previously restructured that do not share similar risk characteristics which are individually evaluated. The ACL for loans collectively evaluated is measured using a lifetime expected loss rate model that considers historical loss performance and past events in addition to forecasts of future economic conditions. The Company elected to use the DCF methodology for the quantitative analysis for the majority of its loan segments, which applies the probability of default to future cash flows, using a loss driver model and loss given default factors, and then adjusts to the net present value to derive the required reserve. The probability of default estimates are derived through the application of reasonable and supportable economic forecasts to the regression models, which incorporates the Company's and peer loss-rate data, unemployment rate and GDP. The reasonable and supportable forecasts of the selected economic metrics are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to expected loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The prepayment and curtailment assumptions adjust the contractual terms of the loan to arrive at the expected cash flows. The development and validation of credit models also included determining the length of the reasonable and supportable forecast and regression period and utilizing national peer group historical loss rates. Management selected the national unemployment rate and GDP as the drivers of the quantitative portion of collectively evaluated reserves on loan classes reliant upon the DCF methodology, primarily as a result of high correlation coefficients identified in regression modeling. For the consumer loan segment, the quantitative reserve was calculated using the remaining life methodology where the average historical bank-specific and peer loss rates are applied to expected loan balances over an estimated remaining life of loans. The estimated remaining life is calculated using historical bank-specific loan attrition data.
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
In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). ASU 2022-02 eliminated the TDR accounting model, and requires that the Company evaluate, based on the accounting for loan modifications, whether the borrower is experiencing financial difficulty, if the modification results in a more-than-insignificant direct change in the contractual cash flows and whether the modifications represent terms that would result in a new loan or a continuation of an existing loan. The Company refers to these loans as "financial difficulty modifications" or "FDMs." This change required all loan modifications to be accounted for under the general loan modification guidance in ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, and subject entities to new disclosure requirements on loan modifications to borrowers experiencing financial difficulty. If a modification occurs while the loan is on accrual status, it will continue to accrue interest under the modified terms. After the initial modification and recognition of a FDM, the Company will monitor the performance of the borrower. If no subsequent qualifying modifications are made to the FDM, the loan does not require disclosure in the current period's disclosures after the one-year period has elapsed. Upon adoption of CECL, the TDRs were evaluated and included in the CECL loan segment pools if the loans shared similar risk characteristics to other loans in the pool or remained with loans individually evaluated for which the ACL was measured using the collateral-dependent or DCF method. In addition, ASU 2022-02 provides enhanced disclosure requirements for certain loan refinancing and restructurings and disclosure of current period gross charge-offs for financing receivables by year of origination in the vintage disclosures. On January 1, 2023, the Company adopted ASU 2022-02 on a modified retrospective basis, which did not have a material impact on the consolidated financial statements.
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
Acquired Loans - Loans that are purchased are accounted for similar to originated loans, whereby an ACL is recognized with a corresponding increase to the provision for credit losses in the consolidated statements of income. PCD loans are recorded at their purchase price plus the ACL expected at the time of acquisition resulting in a gross up of the amortized cost of the loans. Subsequent changes in the ACL from the initial ACL estimate are recorded as provision for credit losses in the consolidated statements of income.
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
Loans Serviced – The Bank administers secondary market mortgage programs available through the FHLB and the Federal National Mortgage Association ("FNMA") and offers residential mortgage products and services to clients. The Bank originates single-family residential mortgage loans for sale in the secondary market and retains the servicing of those loans. At December 31, 2023 and 2022, the balance of loans serviced for others totaled $466.7 million and $495.0 million, respectively.
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
The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. The Company's objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps or interest rate caps as part of its interest rate risk management strategy.
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
In March 2022, the FASB issued ASU No. 2022-01, Derivatives and Hedging (Topic 815), Fair Value Hedging - Portfolio Layer Method. This update clarified the guidance in Topic 815 on fair value hedge accounting of interest rate risk for financial asset portfolios by allowing entities to apply the "portfolio layer" method to portfolios of all financial assets, including both prepayable an nonprepayable financial assets. The model allows entities to designate multiple layers in a single portfolio as individual hedged items and also allows entities the flexibility to use any type of derivative (or combination of derivatives) by applying the multiple-layer model that aligns with its risk management strategy. At any time after the initial hedge designation, no assets may be added to a closed portfolio once it is designated in a portfolio layer method hedge; however, new hedging relationships associated with the portfolio may be designated and existing hedging relationships associated with the portfolio may be dedesignated to align with an entity’s evolving strategy for managing interest rate risk on a timely basis. Under the portfolio layer method, the basis of the portfolio assets is generally adjusted at the portfolio level rather than being allocated to individual assets within the portfolio, except when the allocation of basis adjustments is required by other areas of GAAP.
Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. The gain or loss on the fair value hedge, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings as the fair value changes. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability.
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
The Company also may enter into risk participation agreements with a financial institution counterparty for an interest rate derivative contract related to a loan in which the Company may be a participant or the agent bank. The risk participation agreement provides credit protection to the agent bank should the borrower fail to perform on its interest rate derivative contracts with the agent bank. The Company manages its credit risk on risk participation agreements by monitoring the creditworthiness of the borrower, which is based on the same credit review process as though the Company had entered into the derivative directly with the borrower. The notional amount of a risk participation agreement reflects the Company's pro-rata share of the derivative instrument, consistent with its share of the related participated loan. Changes in the fair value of the risk participation agreement are recognized directly into earnings.
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
Premises and Equipment – Buildings, improvements, equipment, and furniture and fixtures are carried at cost less accumulated depreciation and amortization. Land is carried at cost. Depreciation and amortization has been recognized generally on the straight-line method and is computed over the estimated useful lives of the various assets as follows: buildings and improvements, including leasehold improvements – 10 to 40 years; and furniture and equipment – 3 to 15 years. Leasehold improvements are amortized over the shorter of the lease term or the indicated life. Repairs and maintenance are charged to operations as incurred, while additions and improvements are typically capitalized. Gains or losses on the retirement or disposal of individual assets is recorded as income or expense in the period of retirement or disposal. Premises no longer in use and held for sale are included in other assets on the consolidated balance sheets at the lower of carrying value or fair value and no depreciation is charged on them. At December 31, 2023 and 2022, premises held-for-sale totaled zero and $2.0 million, respectively.
Leases - The Company evaluates its contracts at inception to determine if an arrangement either is a lease or contains one. Operating lease ROU assets are included in other assets and operating lease liabilities in accrued interest payable and other liabilities in the consolidated balance sheets. The Company had no finance leases at December 31, 2023.
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
Goodwill and Other Intangible Assets – Goodwill is calculated as the purchase premium, if any, after adjusting for the fair value of net assets acquired in purchase transactions. Goodwill is not amortized, but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual or other legal rights. The Company’s other intangible assets have finite lives and are amortized on either an accelerated amortization method or straight-line basis over their estimated lives, generally 10 years for deposit premiums and 7 to 15 years for other client relationship intangibles.
Mortgage Servicing Rights – The estimated fair value of MSRs related to loans sold and serviced by the Company is recorded as an asset upon the sale of such loans. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are evaluated periodically for impairment by comparing the carrying amount to estimated fair value. Fair value is determined periodically through a DCF valuation performed by a third party. Significant inputs to the valuation include expected servicing income, net of expense, the discount rate and the expected life of the underlying loans. To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment through a charge against servicing income on the consolidated statements of income. If the Company determines, based on subsequent valuations, that the impairment no longer exists or is reduced, the valuation allowance is reduced through a credit to earnings. MSRs, net of the valuation allowance, totaled $3.7 million and $4.0 million at December 31, 2023 and 2022, respectively, and are included in other assets on the consolidated balance sheets.
Foreclosed Real Estate – Real estate acquired through foreclosure or other means is initially recorded at the fair value of the related real estate collateral at the transfer date less estimated selling costs, and subsequently at the lower of its carrying value or fair value less estimated costs to sell. Fair value is determined based on an independent third party appraisal of the property or, when appropriate, a recent sales offer. Costs to maintain such real estate are expensed as incurred. Costs that significantly improve the value of the properties are capitalized. The Company had no real estate acquired through foreclosure or other means at December 31, 2023 and 2022.

Investments in Real Estate Partnerships – The Company has a 99% limited partnership interest in several real estate partnerships in central Pennsylvania. These investments are affordable housing projects, which entitle the Company to tax deductions and credits that expire through 2025. The Company accounts for its investments in affordable housing projects under the proportional amortization method when the criteria are met. The investment in these real estate partnerships, included in other assets on the consolidated balance sheets, totaled $2.6 million and $2.1 million at December 31, 2023 and 2022, respectively.
Equity method losses totaled $322 thousand, $274 thousand and $272 thousand for the years ended December 31, 2023, 2022 and 2021, respectively, and are included in other noninterest income on the consolidated statements of income. Proportional amortization method losses totaled $214 thousand for the years ended December 31, 2023, 2022 and 2021, and are included in income tax expense on the consolidated statements of income. During 2023, 2022 and 2021, the Company recognized federal tax credits from these projects totaling $260 thousand, $260 thousand and $315 thousand, respectively, which are included in income tax expense on the consolidated statements of income.
Advertising – The Company expenses advertising as incurred. Advertising expense totaled $502 thousand, $482 thousand and $392 thousand for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Stock Compensation Plans – The Company has stock compensation plans that cover employees and non-employee directors. Compensation expense relating to share-based payment transactions is measured based on the grant date fair value of the share award, including a Black-Scholes model for stock options. Compensation expense for all stock awards is calculated and recognized over the employees’ or non-employee directors' service period, generally defined as the vesting period. There were no outstanding and exercisable stock options at December 31, 2023 and 2022.
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
The Company may earn federal tax credits from its investments in real estate and solar energy tax equity partnerships. The Company accounts for its investments in affordable housing projects under the proportional amortization method when the criteria are met and under the deferral method of accounting for its solar energy tax equity investments.

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
Earnings Per Share – Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Restricted stock awards are included in weighted average common shares outstanding as they are earned. Diluted earnings per share includes additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options and restricted stock awards and are determined using the treasury stock method. Treasury shares are not deemed outstanding for earnings per share calculations. There were no outstanding and exercisable stock options at December 31, 2023 and 2022.
Comprehensive Income – Comprehensive income consists of net income and OCI. Unrealized gains (losses) on AFS securities and interest rate swaps used in cash flow hedges, net of tax, were the components of AOCI at December 31, 2023 and 2022.
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
Recently Adopted Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 contained optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The optional expedients apply consistently to all contracts or transactions within the scope of this topic, while the optional expedients for hedging relationships can be elected on an individual basis. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This update defers the sunset date for applying the reference rate relief by two years to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. In 2021, the administrator of LIBOR delayed the intended cessation date of certain tenors of LIBOR to June 30, 2023. After June 30, 2023, the publication of the one-month, three-month and twelve-month tenors of LIBOR ceased.
The Company had a cross-functional working group who led the transition from LIBOR to the adoption of an alternate index. This group identified the loans and financial instruments indexed to LIBOR, verified proper transition language existed in the contracts and executed contractual updates, as needed, with the impacted borrowers. The Company replaced LIBOR, in most cases with the 30-Day Average SOFR or Term SOFR, in its loan agreements and will utilize Fallback Rate SOFR where prescribed. The implementation of Topic 848 did not have a significant impact on the Company's financial statements.
Recent Accounting Pronouncements
In March 2023, the FASB issued ASU No. 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. Under current GAAP, an entity can only elect to apply the proportional amortization method to investments in low-income housing tax credit ("LIHTC") structures. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the income tax credits being presented net in the consolidated statements of income as a component of income tax expense (benefit). The amendments will allow entities to elect to account for all other equity investments made primarily for the purpose of receiving income tax credits to using the proportional amortization method, regardless of the tax credit program through which the investment earns income tax credits, when certain conditions are met. The amendments are effective for fiscal years beginning after December 15, 2023, and may be adopted either on a modified retrospective basis or retrospectively. The Company is currently evaluating the impact of this guidance on its equity investments; however, the Company does not anticipate that the amendment will significantly impact its financial condition and results of operations.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The updated guidance requires enhanced disclosures for significant expenses by reportable operating segments. The significant expense categories would be those regularly provided to the Company's chief operating decision-

maker ("CODM") and included in an operating segment's measures of profit or loss. Other required disclosures include the composition of other segment items, the title and position of the CODM and an explanation on how the CODM evaluates and uses the reportable segment's performance. This guidance for segment reporting is effective for fiscal years beginning after December 15, 2023 and interim periods with fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will adopt the new standard for annual reporting period beginning January 1, 2024 and for interim periods beginning January 1, 2025. The Company is not currently required to report segment information and, as such, does not anticipate that the updated guidance will have a significant impact to its consolidated financial statements.
In December 2023, the Financial Accounting Standards Board issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require updates to the disclosures of the income tax rate reconciliation and income taxes paid. The income tax rate reconciliation will require expanded disclosure, using percentages and reporting currency amounts, to include specific categories, including state and local income tax, net of the federal income tax effect, tax credits and nontaxable and nondeductible items, with additional qualitative explanations of individually significant reconciling items. The amount of income taxes paid will require disaggregation by jurisdictional categories: federal, state and foreign. This guidance for income tax disclosures is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the updated guidance; however, does not expect it to have a significant impact to its consolidated financial statements.

NOTE 2. PENDING MERGER
On December 12, 2023, the Company entered into an Agreement and Plan of Merger with Codorus Valley Bancorp, Inc., a Pennsylvania corporation (“Codorus Valley” or "CVLY"), pursuant to which Codorus Valley will be merged with and into Orrstown, with Orrstown as the surviving corporation (the “Merger”). Promptly following the Merger, Codorus Valley’s wholly-owned bank subsidiary, PeoplesBank, A Codorus Valley Company, a Pennsylvania chartered bank, will be merged with and into Orrstown Bank, a Pennsylvania chartered bank, which is the wholly-owned subsidiary of Orrstown, with Orrstown Bank as the surviving bank.
The consideration payable to Codorus Valley shareholders upon completion of the Merger will consist of whole shares of Orrstown common stock, no par value per share (“Orrstown Common Stock”), and cash in lieu of fractional shares of Orrstown Common Stock. Upon consummation of Merger, each share of Codorus Valley common stock, $2.50 par value per share, excluding shares held in treasury by Codorus Valley, issued and outstanding immediately prior to the effective time of the Merger will be canceled and converted into the right to receive 0.875 shares of Orrstown Common Stock.
As of December 31, 2023, CVLY had total assets of $2.2 billion, total loans of $1.7 billion, total deposits of $1.9 billion and operated 22 full-service branches and eight limited purpose branches in Pennsylvania and Maryland, in addition to 9,644,000 common shares outstanding. The transaction is subject to regulatory approvals and satisfaction of customary closing conditions, including approval from Orrstown and CVLY shareholders. The transaction is expected to close in the third quarter of 2024.

NOTE 3. INVESTMENT SECURITIES
At December 31, 2023 and 2022, all investment securities were classified as AFS. The following table summarizes amortized cost and fair value of AFS securities, and the corresponding amounts of gross unrealized gains and losses recognized in AOCI at December 31, 2023 and 2022.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2023
U.S. Treasury securities	$20,057	$—	$2,217	$—	$17,840
U.S. government agencies	3,994	157	—	—	4,151
States and political subdivisions	221,624	28	18,530	—	203,122
GSE residential MBSs	61,669	—	4,037	—	57,632
GSE commercial MBSs	4,387	356	—	—	4,743
GSE residential CMOs	79,284	18	6,200	—	73,102
Non-agency CMOs	48,162	316	3,809	—	44,669
Asset-backed	109,786	442	2,094	—	108,134
Other	126	—	—	—	126
Totals	$549,089	$1,317	$36,887	$—	$513,519
December 31, 2022
U.S. Treasury securities	$20,070	$—	$2,779	n/a	$17,291
U.S. government agencies	4,907	228	—	n/a	5,135
States and political subdivisions	225,825	19	28,430	n/a	197,414
GSE residential MBSs	63,778	—	4376	n/a	59,402
GSE residential CMOs	75,446	—	7,068	n/a	68,378
Non-agency CMOs	42,298	243	2,783	n/a	39,758
Asset-backed	130,577	—	4,604	n/a	125,973
Other	377	—	—	n/a	377
Totals	$563,278	$490	$50,040	n/a	$513,728

The following table summarizes investment securities with unrealized losses at December 31, 2023 and 2022, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
December 31, 2023
U.S. Treasury securities	—	$—	$—	3	$17,840	$2,217	3	$17,840	$2,217
States and political subdivisions	4	2,419	53	40	199,933	18,477	44	202,352	18,530
GSE residential MBSs	—	—	—	15	57,632	4,037	15	57,632	4,037
GSE residential CMOs	4	12,710	186	14	56,765	6,014	18	69,475	6,200
Non-agency CMOs	3	11,531	83	4	16,334	3,726	7	27,865	3,809
Asset-backed	1	865	4	15	74,407	2,090	16	75,272	2,094
Totals	12	$27,525	$326	91	$422,911	$36,561	103	$450,436	$36,887
December 31, 2022
U.S. Treasury securities	—	$0	$0	3	$17,291	$2,779	3	$17,291	$2,779
States and political subdivisions	29	135,579	13,809	17	60,102	14,621	46	195,681	28,430
GSE residential MBSs	5	26,100	925	10	33302	3451	15	59,402	4376
GSE residential CMOs	8	28,732	1,884	9	39,646	5,184	17	68,378	7,068
Non-agency CMOs	4	26,555	1,135	2	8,639	1,648	6	35,194	2,783
Asset-backed	17	78,873	2,432	5	47,100	2,172	22	125,973	4,604
Totals	63	$295,839	$20,185	46	$206,080	$29,855	109	$501,919	$50,040

The Company is required to conduct an impairment evaluation on AFS securities to determine whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If these situations apply, the guidance requires the Company to reduce the security's amortized cost basis down to its fair value through earnings. The Company also evaluates the unrealized losses on AFS securities to determine if a security's decline in fair value below its amortized cost basis is due to credit factors. The evaluation is based upon factors such as the creditworthiness of the underlying borrowers, performance of the underlying collateral, if applicable, and the level of credit support in the security structure. Management also evaluates other factors and circumstances that may be indicative of a decline in the fair value of the security due to a credit factor. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost and near-term prospects of the issuer. If this assessment indicates that a credit loss exists, the present value of the expected cash flows of the security is compared to the amortized cost basis of the security. Under the CECL standard, if the present value of the cash flows expected to be collected is less than the amortized cost, an ACL is recorded for the credit loss, which is limited by the amount that the fair value is less than the amortized cost basis. Any additional amount of loss would be due to non-credit factors and is recorded in AOCI, net of taxes. If a credit loss is recognized in earnings, subsequent improvements to the expectation of collectability will be recognized through the ACL. If the fair value of the security increases above its amortized cost, the unrealized gain will be recorded in AOCI, net of taxes, on the consolidated statements of financial condition. Prior to implementation of the CECL standard, unrealized losses caused by a credit event would require the direct write-down of the AFS security through the OTTI approach.
The Company did not record an ACL on the AFS securities at December 31, 2023 or upon implementation of CECL on January 1, 2023. As of both periods, the Company considers the unrealized losses on the AFS securities to be related to fluctuations in market conditions, primarily interest rates, and not reflective of deterioration in credit. In addition, the Company maintains that it has the intent and ability to hold these AFS securities until the amortized cost is recovered and it is more likely than not that any of the AFS securities in an unrealized loss position would not be required to be sold. At December 31, 2023 and December 31, 2022, unrealized losses were higher than prior periods due to market uncertainty resulting from inflation and higher interest rates and wider spreads from the time of the security purchase. At December 31, 2022, and 2021, the Company had no cumulative OTTI.
U.S. Treasury Securities. The unrealized losses presented in the table above have been caused by an increase in rates from the time these securities were purchased. Management considers the full faith and credit of the U.S. government in determining whether declines in fair value are due to credit factors.
States and Political Subdivisions. The unrealized losses presented in the table above have been caused by a rise in interest rates from the time these securities were purchased. Management evaluates the financial performance of the issuers, including the investment rating, the state of the issuer of the security and other credit support in determining whether declines in fair value are due to credit factors.

GSE Residential CMOs and GSE Residential MBS. The unrealized losses presented in the table above have been caused by a widening of spreads and a rise in interest rates from the time these securities were purchased. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than its par value basis.
Non-agency CMOs. The unrealized losses presented in the table above were caused by a widening of spreads and a rise in interest rates from the time the securities were purchased. Management considers the investment rating and other credit support in its evaluation, including delinquencies and credit enhancements, in determining whether declines in fair value are due to credit factors.
Asset-backed. The unrealized losses presented in the table above were caused by a widening of spreads and a rise in the interest rates from the time the securities were purchased. Management considers the investment rating and other credit support, in its evaluation, including delinquencies and credit enhancements, in determining whether declines in fair value are due to credit factors.
The Company does not intend to sell the aforementioned investment securities with unrealized losses and it is more likely than not that the Company will not be required to sell them before recovery of their amortized cost basis, which may be maturity. In addition, the unrealized losses are not credit related. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at December 31, 2023.
The following table summarizes amortized cost and fair value of investment securities by contractual maturity at December 31, 2023. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	31,419	28,368
Due after five years through ten years	56,449	51,231
Due after ten years	157,933	145,640
CMOs and MBSs	193,502	180,146
Asset-backed	109,786	108,134
	$549,089	$513,519
The following table summarizes proceeds from sales of investment securities and gross gains and gross losses for the years ended December 31, 2023, 2022 and 2021.

	2023	2022	2021
Proceeds from sale of investment securities	$22,006	$31,330	$149,038
Gross gains	8	35	1,847
Gross losses	55	25	1,209
During the year ended December 31, 2023, the Company recorded net investment security losses of $47 thousand, a net gain of $10 thousand for year ended December 31, 2022 and a net loss of $638 thousand for year ended December 31, 2021. During 2023, the Company sold three U.S. Treasury securities with a principal balance of $19.9 million for a nominal gain and six securities issued by state and political subdivisions with a principal balance of $2.2 million for a net loss of $44 thousand. During the year ended December 31, 2022, the Company sold 19 securities with a principal balance of $31.3 million for a net gain of $32 thousand. The Company recorded a loss of $171 thousand on a call of a non-agency CMO for the year ended December 31, 2022. Investment securities with a fair value of $439.7 million and $396.8 million at December 31, 2023 and 2022, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES
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
Commercial and industrial loans include advances to local and regional businesses for general commercial purposes and include permanent and short-term working capital, machinery and equipment financing, and may be either in the form of lines of credit or term loans. Although commercial and industrial loans may be unsecured to our highest-rated borrowers, the majority of these loans are secured by the borrower’s accounts receivable, inventory and machinery and equipment. In a significant number of these loans, the collateral also includes the business real estate or the business owner’s personal real estate or assets. Commercial and industrial loans present credit exposure to the Company, as they are more susceptible to risk of loss during a downturn in the economy as borrowers may have greater difficulty in meeting their debt service requirements and the value of the collateral may decline. The Company attempts to mitigate this risk through its underwriting standards, including evaluating the creditworthiness of the borrower and, to the extent available, credit ratings on the business. Additionally, monitoring of the loans through annual renewals and meetings with the borrowers are typical. However, these procedures cannot eliminate the risk of loss associated with commercial and industrial lending. At December 31, 2023 and 2022, commercial and industrial loans include $5.7 million and $13.8 million, respectively, of loans, net of deferred fees and costs, originated through the SBA PPP. At December 31, 2023, the Bank has $70 thousand of net deferred SBA PPP fees remaining to be recognized through net interest income over the remaining life of the loans. As these loans are 100% guaranteed by the SBA, there is no associated ACL at December 31, 2023 and 2022.
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

The following table presents the loan portfolio by segment and class, excluding residential LHFS, at December 31, 2023 and 2022.

	2023	2022
Commercial real estate:
Owner-occupied	$373,757	$315,770
Non-owner occupied	694,638	608,043
Multi-family	150,675	138,832
Non-owner occupied residential	95,040	104,604
Acquisition and development:
1-4 family residential construction	24,516	25,068
Commercial and land development	115,249	158,308
Commercial and industrial (1)	367,085	357,774
Municipal	9,812	12,173
Residential mortgage:
First lien	266,239	229,849
Home equity – term	5,078	5,505
Home equity – lines of credit	186,450	183,241
Installment and other loans	9,774	12,065
Total loans	$2,298,313	$2,151,232
(1) This balance includes $5.7 million and $13.8 million of SBA PPP loans, net of deferred fees and costs, at December 31, 2023 and 2022, respectively.
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

The following table presents the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of December 31, 2023. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan and payment activity, which residential mortgage and installment and other consumer loans are presented below based on payment performance: performing or nonperforming.

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$50,829	$103,192	$69,888	$21,232	$21,251	$62,634	$4,941	$—	$333,967
Special mention	—	—	2,517	1,176	—	1,314	—	—	5,007
Substandard - Non-IEL	—	9,923	—	6,075	—	2,687	312	—	18,997
Substandard - IEL	—	—	—	13,366	—	2,420	—	—	15,786
Total owner-occupied loans	$50,829	$113,115	$72,405	$41,849	$21,251	$69,055	$5,253	$—	$373,757
Current period gross charge offs - owner-occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied:
Risk rating
Pass	$82,879	$102,212	$235,031	$83,652	$63,176	$120,696	$509	$—	$688,155
Special mention	—	—	—	524	—	2,112	—	—	2,636
Substandard - Non-IEL	—	—	—	—	—	2,739	—	868	3,607
Substandard - IEL	—	—	—	—	—	240	—	—	240
Total non-owner occupied loans	$82,879	$102,212	$235,031	$84,176	$63,176	$125,787	$509	$868	$694,638
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family:
Risk rating
Pass	$2,701	$61,805	$28,541	$12,694	$7,437	$33,895	$117	$—	$147,190
Special mention	—	—	—	—	244	2,008	—	—	2,252
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	1,233	—	—	1,233
Total multi-family loans	$2,701	$61,805	$28,541	$12,694	$7,681	$37,136	$117	$—	$150,675
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied residential:
Risk rating
Pass	$10,075	$20,473	$16,947	$7,974	$6,444	$28,319	$1,130	$—	$91,362
Special mention	—	—	—	—	—	731	—	—	731
Substandard - Non-IEL	—	—	—	—	—	375	—	—	375
Substandard - IEL	2	—	192	1,461	—	917	—	—	2,572
Total non-owner occupied residential loans	$10,077	$20,473	$17,139	$9,435	$6,444	$30,342	$1,130	$—	$95,040
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$—	$—	$12	$—	$—	$12
(continued)

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$18,820	$5,400	$—	$—	$—	$—	$—	$—	$24,220
Special mention	222	—	74	—	—	—	—	—	296
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total 1-4 family residential construction loans	$19,042	$5,400	$74	$—	$—	$—	$—	$—	$24,516
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and land development:
Risk rating
Pass	$28,829	$48,453	$9,847	$9,927	$110	$1,774	$6,574	$6,936	$112,450
Special mention	—	—	—	1,001	—	437	—	—	1,438
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	1,361	—	—	1,361
Total commercial and land development loans	$28,829	$48,453	$9,847	$10,928	$110	$3,572	$6,574	$6,936	$115,249
Current period gross charge offs - commercial and land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial:
Risk rating
Pass	$67,735	$69,670	$67,117	$24,580	$10,753	$20,775	$86,475	$1,522	$348,627
Special mention	—	4,251	4,364	11	552	356	2,258	—	11,792
Substandard - Non-IEL	—	—	4,682	—	5	225	1,082	—	5,994
Substandard - IEL	—	69	—	7	—	455	141	—	672
Total commercial and industrial loans	$67,735	$73,990	$76,163	$24,598	$11,310	$21,811	$89,956	$1,522	$367,085
Current period gross charge offs - commercial and industrial	$—	$161	$106	$—	$—	$8	$473	$—	$748
Municipal:
Risk rating
Pass	$—	$—	$3,403	$—	$—	$6,409	$—	$—	$9,812
Total municipal loans	$—	$—	$3,403	$—	$—	$6,409	$—	$—	$9,812
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential mortgage:
First lien:
Payment performance
Performing	$43,641	$71,311	$34,704	$8,056	$7,465	$97,943	$—	$638	$263,758
Nonperforming	—	—	—	—	120	2,361	—	—	2,481
Total first lien loans	$43,641	$71,311	$34,704	$8,056	$7,585	$100,304	$—	$638	$266,239
Current period gross charge offs - first lien	$—	$—	$—	$—	$—	$58	$—	$—	$58
Home equity - term:
Payment performance
Performing	$607	$732	$90	$426	$115	$3,105	$—	$—	$5,075
Nonperforming	—	—	—	—	—	3	—	—	3
(continued)

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Total home equity - term loans	$607	$732	$90	$426	$115	$3,108	$—	$—	$5,078
Current period gross charge offs - home equity - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$107,967	$77,171	$185,138
Nonperforming	—	—	—	—	—	—	1,296	16	1,312
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$109,263	$77,187	$186,450
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$—	$40	$—	$40
Installment and other loans:
Payment performance
Performing	$758	$413	$332	$106	$670	$947	$6,500	$—	$9,726
Nonperforming	3	—	—	—	33	12	—	—	48
Total Installment and other loans	$761	$413	$332	$106	$703	$959	$6,500	$—	$9,774
Current period gross charge offs - installment and other	$181	$24	$—	$—	$4	$10	$28	$—	$247

The information presented in the table above is not required for periods prior to the adoption of CECL. The following table summarizes the Company’s loan portfolio ratings based on its internal risk rating system at December 31, 2022, which presents the most comparable required information. Prior to the adoption of CECL, PCD loans were classified as PCI loans and accounted for under ASC 310-30. In accordance with the CECL standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the adoption date. At December 31, 2023, the amortized cost of the PCD loans was $8.6 million.

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
At December 31, 2023, the Company’s individually evaluated loans were measured based on the estimated fair value of the collateral securing the loan, except for purchased auto loans on nonaccrual status and accruing loans accounted for as TDRs prior to the adoption of ASU 2022-02. At December 31, 2022, except for TDRs, the Company's individually evaluated loans were measured based on the estimated fair value of the collateral securing the loan. Prior to the adoption of ASU 2022-02, by definition, TDRs were considered impaired and the related impairment analyses were initially based on DCF For real estate loans, collateral generally consists of commercial or residential real estate, but in the case of commercial and industrial loans, it could also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.

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
Generally, commercial loans secured by real estate that are evaluated individually are measured at fair value using certified real estate appraisals that had been completed within the last 18 months. Appraised values are discounted for estimated costs to sell the property and other selling considerations to arrive at the property’s fair value. In those situations, in which it is determined an updated appraisal is not required for loans individually evaluated for credit expected losses, fair values are based on either an existing appraisal or a DCF analysis as determined by management. The approaches are discussed below:
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
•Discounted cash flows – in limited cases, DCF may be used on projects in which the collateral is liquidated to reduce the borrowings outstanding, and is used to validate collateral values derived from other approaches.
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

The following table presents the amortized cost basis of nonaccrual loans, according to loan class, with and without reserves on individually evaluated loans as of December 31, 2023, as compared to nonaccrual loans at December 31, 2022. The Company did not recognize interest income on nonaccrual loans during the year ended December 31, 2023.

	December 31, 2023				December 31, 2022
	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing	Total nonaccrual loans
Commercial real estate:
Owner-occupied	$—	$15,786	$15,786	$—	$2,767
Non-owner occupied	—	240	240	—	—
Multi-family	—	1,233	1,233	—	—
Non-owner occupied residential	—	2,572	2,572	—	81
Acquisition and development:
1-4 family residential construction	—	—	—	—	—
Commercial and land development	—	1,361	1,361	—	15,426
Commercial and industrial	68	604	672	—	31
Municipal	—	—	—	—	—
Residential mortgage:
First lien	—	2,309	2,309	66	1,838
Home equity – term	—	3	3	—	5
Home equity – lines of credit	—	1,312	1,312	—	395
Installment and other loans	3	36	39	—	40
Total	$71	$25,456	$25,527	$66	$20,583

A loan is considered to be collateral-dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral. At December 31, 2023, substantially all individually evaluated loans were collateral-dependent and consisted primarily of commercial real estate, acquisition and development and residential mortgage loans, which were primarily secured by commercial or residential real estate. The Company’s collateral-dependent loans had appraised collateral values which exceeded the amortized cost basis of the related loan as of December 31, 2023, except one commercial and industrial loan and one consumer installment loan. The following table presents the amortized cost basis of collateral-dependent loans by class as of December 31, 2023:

	Type of Collateral
	Business Assets	Commercial Real Estate	Equipment	Land	Residential Real Estate	Other	Total
Commercial real estate:
Owner occupied	$—	$15,786	$—	$—	$—	$—	$15,786
Non-owner occupied	—	240	—	—	—	—	240
Multi-family	—	1,233	—	—	—	—	1,233
Non-owner occupied residential	—	2,572	—	—	—	—	2,572
Acquisition and development:
1-4 family residential construction	—	—	—	—	—	—	—
Commercial and land development	—	—	—	1,361	—	—	1,361
Commercial and industrial	2	76	594	—	—	—	672
Municipal	—	—	—	—	—	—	—
Residential mortgage:
First lien	—	—	—	—	2,231	—	2,231
Home equity - term	—	—	—	—	3	—	3
Home equity - lines of credit	—	—	—	—	1,312	—	1,312
Installment and other loans	—	—	18	—	—	—	18
Total	$2	$19,907	$612	$1,361	$3,546	$—	$25,428

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

The following table, which excludes accruing PCI loans, presents the most comparable required information for the prior comparative periods and summarizes the average recorded investment in impaired loans and related recognized interest income for the years ended December 31, 2022 and 2021.

	2022		2021
	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Commercial real estate:
Owner-occupied	$3,050	$—	$3,825	$1
Non-owner occupied	—	—	—	—
Multi-family	—	—	—	—
Non-owner occupied residential	96	—	225	—
Acquisition and development:
Commercial and land development	1,187	—	187	—
Commercial and industrial	109	—	3,030	—
Residential mortgage:
First lien	2,389	33	2,539	43
Home equity – term	6	—	11	—
Home equity – lines of credit	405	—	521	—
Installment and other loans	44	—	25	—
	$7,286	$33	$10,363	$44

On January 1, 2023, the Company adopted ASU 2022-02 on a modified retrospective basis. ASU 2022-02 eliminates the TDR accounting model, and requires that the Company evaluate, based on the accounting for loan modifications, whether the borrower is experiencing financial difficulty, if the modification results in a more-than-insignificant direct change in the contractual cash flows and results in a new loan or a continuation of an existing loan. This change required all loan modifications to be accounted for under the general loan modification guidance in ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, and subject entities to new disclosure requirements on loan modifications to borrowers experiencing financial difficulty. Upon adoption of CECL, the TDRs were evaluated and included in the CECL loan segment pools if the loans shared similar risk characteristics to other loans in the pool or remained with individually evaluated loans for which the ACL was measured using the collateral-dependent or DCF method.
The Company may modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, interest rate reduction or an other-than-insignificant payment delay. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL. The Company may also provide multiple types of modifications on an individual loan.
The following table presents the amortized cost of loans at December 31, 2023 that were both experiencing financial difficulty and modified during the year ended December 31, 2023, by loan class and by type of modification. The percentage of the amortized cost of loans that were modified to borrowers experiencing difficulty as compared to the amortized cost of loan class is also presented below. The Company has not committed to lend additional amounts to the borrowers included in the table below.

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reductions	Total Class of Financing Receivable
Acquisition and development:
Commercial and land development	$—	$—	$1,361	$—	$—	$—	1.18%
Installment and other loans	—	—	9	—	—	—	0.09%

The Company monitors the performance of the modified loans to borrowers experiencing financial difficulty to determine the effectiveness of its modification efforts. The following table presents the performance of the modified loans in the previous twelve months:

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Non-Accrual
Acquisition and development:
Commercial and land development	$—	$—	$—	$—	$—	$1,361
Installment and other loans	9	—	—	—	9	—
Total:	$9	$—	$—	$—	$9	$1,361

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the year ended December 31, 2023. For loans modified to borrowers experiencing financial difficulty in the twelve months, there were no payment defaults in the subsequent twelve months.

	Principal Forgiveness	Weighted Average interest Rate Reduction	Weighted Average Term Extension (in years)
Acquisition and development:
Commercial and land development	—	—%	1.0
Installment and other loans	—	—%	1.1

The following table presents the most comparable required information for impaired loans that were TDRs, with the recorded investment at December 31, 2022:

	2022
	Number of Contracts	Recorded Investment
Accruing:
Residential mortgage:
First lien	8	682
	8	682
Nonaccruing:
Residential mortgage:
First lien	4	212
Installment and other loans	1	2
	5	214
	13	$896

The following table presents the number of loans modified as TDRs, and their pre-modification and post-modification investment balances for the year ended December 31, 2022. There were two new TDRs, both on non-accrual status for the year ended December 31, 2022. During 2022, one of the two new TDRs was paid off in full.
The loan presented in the table below was considered a TDR at December 31, 2022 as a result of the Company agreeing to a below market interest rate given the risk of the transaction and a term extension, in order to give the borrowers an opportunity to improve their cash flows. For new and accruing TDRs, impairment was generally assessed using a DCF analysis. For TDRs in default of their modified terms, impairment was generally determined on a collateral dependent approach.

	Number of Contracts	Pre- Modification Investment Balance	Post- Modification Investment Balance
December 31, 2022
Installment and other loans	1	$5	$2

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due by aggregating loans based on its delinquencies. The following table presents the classes of the loan portfolio summarized by aging categories at December 31, 2023:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due	Total Loans
December 31, 2023
Commercial real estate:
Owner occupied	$13,852	$—	$117	$13,969	$359,788	$373,757
Non-owner occupied	152	—	—	152	694,486	694,638
Multi-family	—	—	—	—	150,675	150,675
Non-owner occupied residential	—	—	192	192	94,848	95,040
Acquisition and development:
1-4 family residential construction	—	—	—	—	24,516	24,516
Commercial and land development	16	—	—	16	115,233	115,249
Commercial and industrial	27	69	625	721	366,364	367,085
Municipal	—	—	—	—	9,812	9,812
Residential mortgage:						—
First lien	5,433	1,058	721	7,212	259,027	266,239
Home equity - term	20	2	—	22	5,056	5,078
Home equity - lines of credit	1,801	100	839	2,740	183,710	186,450
Installment and other loans	84	28	19	131	9,643	9,774
	$21,385	$1,257	$2,513	$25,155	$2,273,158	$2,298,313

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
All factors noted above were established upon adoption of CECL and were deemed appropriate during the year ended December 31, 2023. For the year ended December 31, 2023, the Delinquency and Classified Loan Trends qualitative factor was increased for the commercial & industrial and owner-occupied commercial real estate loan classes, which was based on a trend of increases in loans downgraded to the special mention or classified risk rating. All other qualitative factors were unchanged from levels at adoption of CECL.

The following table presents the activity in the ACL, including the impact of adopting CECL, for the year ended December 31, 2023, and the activity in the ALL for the years ended December 31, 2022 and 2021.

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2023
Balance, beginning of year	$13,558	$3,214	$4,505	$24	$21,301	$3,444	$188	$3,632	$245	$25,178
Impact of adopting ASC 326	$2,857	$(214)	$928	$169	$3,740	$(1,121)	$49	$(1,072)	$(245)	$2,423
Provision for credit losses	1,360	(764)	1,023	(36)	1,583	6	93	99	—	1,682
Charge-offs	(12)	—	(748)	—	(760)	(98)	(247)	(345)	—	(1,105)
Recoveries	110	5	98	—	213	193	118	311	—	524
Balance, end of year	$17,873	$2,241	$8	$157	$26,077	$2,424	$201	$2,625	$—	$28,702
December 31, 2022
Balance, beginning of year	$12,037	$2,062	$3,814	$30	$17,943	$2,785	$215	$3,000	$237	$21,180
Provision for loan losses	1,489	1,142	640	(6)	3,265	669	218	887	8	4,160
Charge-offs	—	—	—	—	—	(50)	(360)	(410)	—	(410)
Recoveries	32	10	51	—	93	40	115	155	—	248
Balance, end of year	$13,558	$3,214	$4,505	$24	$21,301	$3,444	$188	$3,632	$245	$25,178
December 31, 2021
Balance, beginning of year	$11,151	$1,114	$3,942	$40	$16,247	$3,362	$324	$3,686	$218	$20,151
Provision for loan losses	710	938	23	(10)	1,661	(517)	(73)	(590)	19	1,090
Charge-offs	(293)	—	(663)	—	(956)	(92)	(70)	(162)	—	(1,118)
Recoveries	469	10	512	—	991	32	34	66	—	1,057
Balance, end of year	$12,037	$2,062	$3,814	$30	$17,943	$2,785	$215	$3,000	$237	$21,180

The information presented in the table below is not required for periods subsequent to the adoption of CECL. The following table summarizes the ALL allocation for loans individually and collectively evaluated for impairment by loan segment at December 31, 2022. Accruing PCI loans are excluded from loans individually evaluated for impairment.

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2022
Loans allocated by:
Individually evaluated for impairment	$2,848	$15,426	$31	$—	$18,305	$2,920	$40	$2,960	$—	$21,265
Collectively evaluated for impairment	1,164,401	167,950	357,743	12,173	1,702,267	415,675	12,025	427,700	—	2,129,967
	$1,167,249	$183,376	$357,774	$12,173	$1,720,572	$418,595	$12,065	$430,660	$—	$2,151,232
Allowance for credit losses allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$28	$—	$28	$—	$28
Collectively evaluated for impairment	13,558	3,214	4,505	24	21,301	3,416	188	3,604	245	25,150
	$13,558	$3,214	$4,505	$24	$21,301	$3,444	$188	$3,632	$245	$25,178

NOTE 5. PREMISES AND EQUIPMENT
The following table summarizes premises and equipment at December 31, 2023 and 2022.

	2023	2022
Land	$7,556	$7,583
Buildings and improvements	24,570	24,813
Leasehold improvements	5,557	5,359
Furniture and equipment	22,195	21,849
Construction in progress	593	59
	60,471	59,663
Less accumulated depreciation	31,078	30,335
	$29,393	$29,328
Depreciation expense totaled $1.9 million, $2.1 million, and $2.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. During 2022, the Company announced strategic initiatives to drive long-term growth and improve operating efficiencies, which included the planned closure of five branch locations in Pennsylvania, and resulted in reductions to gross premises and equipment by $6.2 million and accumulated depreciation by $2.9 million due to write-downs of premises and equipment and the transfer of land and buildings to held-for-sale.

NOTE 6. LEASES
A lease provides the lessee the right to control the use of an identified asset for a period of time in exchange for consideration. The Company has primarily entered into operating leases for branches and office space. Most of the Company's leases contain renewal options, which the Company is reasonably certain to exercise. Including renewal options, the Company's leases range from 4 to 29 years. Operating lease right-of-use assets and lease liabilities are included in other assets and accrued interest and other liabilities on the Company's consolidated balance sheets.
The Company uses its incremental borrowing rate to determine the present value of the lease payments, as the rate implicit in the Company's leases is not readily determinable. Lease agreements that contain non-lease components are generally accounted for as a single lease component, while variable costs, such as common area maintenance expenses and property taxes, are expensed as incurred.
The following table summarizes the Company's right-of-use assets and related lease liabilities for the year ended December 31, 2023 and 2022.

	December 31, 2023	December 31, 2022
Operating lease ROU assets	$10,824	$9,270
Operating lease ROU liabilities	11,614	9,976
Weighted-average remaining lease term (in years)	15.1	14.3
Weighted-average discount rate	4.4%	4.1%

The following table presents information related to the Company's operating leases for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Cash paid for operating lease liabilities	$1,224	$1,170
Operating lease expense	1,305	1,406

The following table presents maturities of the Company's lease liabilities by year.

2024	$1,349
2025	1,371
2026	1,403
2027	1,437
2028	1,194
Thereafter	10,187
16,941
Less: imputed interest	5,327
Total lease liabilities	$11,614

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS
At December 31, 2023 and 2022, goodwill was $18.7 million. No impairment charges were recorded in December 31, 2023 and 2022.

Goodwill is not amortized, but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit.
The Company conducted its last annual goodwill impairment test as of November 30, 2023 using generally accepted valuation methods. As a result of that impairment test, no goodwill impairment was identified. No changes occurred that would impact the results of that analysis through December 31, 2023.
The following table presents changes in and components of other intangible assets for the years ended December 31, 2023 and 2022. No impairment charge was recorded on other intangible assets during the years ended December 31, 2023 and 2022. During 2023, the Company acquired an investment advisory firm and related accounts with assets under management of approximately $67.2 million. In connection with this acquisition, the Company recorded an intangible asset totaling $289 thousand associated with the customer list.
No impairment charges were recorded on other intangible assets during the twelve months ended.

	2023	2022
Balance, beginning of year	$3,078	$4,183
Acquired customer list	289	—
Amortization expense	(953)	(1,105)
Balance, end of year	$2,414	$3,078
The following table presents the components of other identifiable intangible assets at December 31, 2023 and 2022.

	2023		2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$8,390	$6,247	$8,390	$5,312
Other client relationship intangibles	289	18	25	25
Total	$8,679	$6,265	$8,415	$5,337

The following table presents future estimated aggregate amortization expense at December 31, 2023.

2024	$836
2025	656
2026	476
2027	297
2028	120
Thereafter	29
$2,414
The Company incurred amortization expense of $953 thousand, $1.1 million and $1.3 million in the years ending December 31, 2023, 2022 and 2021, respectively.

NOTE 8. INCOME TAXES
The Company files income tax returns in the U.S. federal jurisdiction, the Commonwealth of Pennsylvania and the State of Maryland. The Company is no longer subject to tax examination by tax authorities for years before 2020.
The following table summarizes income tax expense for the years ended December 31, 2023, 2022 and 2021.

	2023	2022	2021
Current expense	$10,021	$5,170	$7,072
Deferred (benefit) expense	(651)	(591)	942
Income tax expense	$9,370	$4,579	$8,014
The following table reconciles the Company's effective income tax rate to its statutory federal rate for the years ended December 31, 2023, 2022 and 2021.

	2023	2022	2021
Statutory federal tax rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	1.5	1.6	1.1
Tax exempt interest income	(2.5)	(4.1)	(1.7)
Income from life insurance	(0.8)	(1.3)	(0.9)
Disallowed interest expense	1.1	0.3	—
Low-income housing credits and related expenses	(0.1)	(0.2)	(0.2)
Merger-related expenses	0.3	—	—
Share-based compensation and related expenses	(0.1)	(0.5)	0.2
Other	0.4	0.4	0.1
Effective income tax rate	20.8%	17.2%	19.6%
Net investment security losses resulted in an income tax benefit of $10 thousand, and $34 thousand for the years ended December 31, 2023 and 2022, respectively, and an income tax expense of $134 thousand related to net investment security losses for the year ended December 31, 2021.
The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the results of operations. There were no penalties or interest related to income taxes recorded in the consolidated statements of income for the years ended December 31, 2023, 2022 and 2021 and no amounts accrued for penalties at December 31, 2023 and 2022.

The following table summarizes the Company's deferred tax assets and liabilities at December 31, 2023 and 2022.

	2023	2022
Deferred tax assets:
Allowance for credit losses	$6,445	$5,594
Deferred compensation	491	434
Retirement and salary continuation plans	3,329	3,000
Share-based compensation	712	774
Off-balance sheet reserves	387	359
Nonaccrual loan interest	1,388	467
Deferred loan fees	342	493
Net unrealized losses on AFS securities	7,331	10,405
Net unrealized losses on cash flow hedges	54	204
Purchase accounting adjustments	745	896
Bonus accrual	845	1,241
Right-of-use lease liability	2,594	2,194
Net operating loss carryforward	1,770	1,974
Depreciation and other	677	99
Total deferred tax assets	27,110	28,134
Deferred tax liabilities:
Depreciation	493	—
Mortgage servicing rights	834	884
Purchase accounting adjustments	479	675
Right-of-use lease asset	2,433	2,054
Investment in partnerships	468	473
Other	386	17
Total deferred tax liabilities	5,093	4,103
Deferred tax asset, net	$22,017	$24,031
At December 31, 2023, the Company had acquired federal and state net operating loss carryforwards of $1.8 million each, subject to annual loss limitation limits per IRC Section 382, that expire beginning in 2033. A deferred tax asset is recognized for these carryforwards because the benefit is more likely than not to be realized.
FASB ASC 740, Income Taxes, (“ASC 740”) clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in ASC 740 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 was applied to all existing tax positions upon initial adoption. There was no liability for uncertain tax positions and no known unrecognized tax benefits at December 31, 2023 or 2022.

NOTE 9. RETIREMENT PLANS
The Company maintains a 401(k) profit-sharing plan for all qualified employees. Employees are eligible to participate in the 401(k) profit-sharing plan following completion of one month of service and attaining age 18. Pursuant to the 401(k) profit-sharing plan, employees can contribute up to the lesser of $66 thousand, or 100% of their compensation. Substantially all of the Company’s employees are covered by the plan, which contains limited match or safe harbor provisions. The Company will match 50% of the first 6% of the base contribution that an employee contributes. The Company’s match is immediately vested and paid at the end of the year. Employer contributions to the plan are based on the performance of the Company and are at the discretion of the Board of Directors. Employer contribution expense totaled $859 thousand, $780 thousand and $669 thousand for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company has deferred compensation agreements with certain present and former directors, whereby a director or his beneficiaries will receive a monthly retirement benefit beginning at age 65. The arrangement is funded by an amount of life insurance on the participating director, which is calculated to meet the Company’s obligations under the compensation agreement. The cash value of the life insurance policies is an unrestricted asset of the Company. The estimated present value of future benefits to be paid totaled zero and $18 thousand at December 31, 2023 and 2022, respectively. Expense for this plan totaled $2 thousand, $4 thousand and $5 thousand for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company also has supplemental discretionary deferred compensation plans for directors and executive officers. The plans are funded annually with director fees and salary reductions, which are either placed in a trust account invested by the Bank’s OFA division or recognized as a liability in the consolidated balance sheets. The trust account balance totaled $2.2 million and $2.0 million at December 31, 2023 and 2022, respectively, and is directly offset in other liabilities in the consolidated balance sheets. Expense for these plans totaled $51 thousand for the years ended December 31, 2023 and 2022 and $61 thousand for the year ended December 31, 2021.
In addition, the Company has two supplemental retirement and salary continuation plans for directors and executive officers. These plans are funded with single premium life insurance on the plan participants. The cash value of the life insurance policies is an unrestricted asset of the Company. The estimated present value of future benefits to be paid on these plans totaled $14.9 million and $13.6 million at December 31, 2023 and 2022, respectively. Expense for these plans totaled $1.9 million, $2.0 million and $1.7 million, for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company has promised a continuation of life insurance coverage to certain persons post-retirement. The estimated present value of future benefits to be paid totaled $1.8 million and $1.7 million at December 31, 2023 and 2022, respectively. Expense for this plan totaled $130 thousand, $105 thousand and $104 thousand for the years ended December 31, 2023, 2022 and 2021, respectively.
Trust account balances, and estimated present values of future benefits and deferred compensation liabilities, noted above are included in other assets and other liabilities, respectively, on the consolidated balance sheets.

NOTE 10. SHARE-BASED COMPENSATION PLANS
The Company maintains share-based compensation plans under the shareholder-approved 2011 Plan. The purpose of the share-based compensation plans is to provide officers, employees, and non-employee members of the Board of Directors of the Company with additional incentive to further the success of the Company, and awards may consist of grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock units and performance shares. The 2011 Plan allows for the Compensation Committee of the Board of Directors to determine the type of incentive to be awarded, its term, manner of exercise, vesting and restrictions on shares. Generally, awards are nonqualified under the IRC, unless the awards are deemed to be incentive awards to employees at the Compensation Committee’s discretion.
At December 31, 2023, 1,281,920 shares of the common stock of the Company were reserved to be issued and 423,239 shares were available to be issued.
The following table presents a summary of nonvested restricted shares activity for 2023.

	Shares	Weighted Average Grant Date Fair Value

Nonvested shares, beginning of year	284,909	$22.35
Granted	149,501	23.55
Forfeited	(35,713)	22.66
Vested	(107,466)	22.56
Nonvested shares, end of year	291,231	$22.85
The following table presents restricted shares compensation expense, with tax benefit information, and fair value of shares vested at December 31, 2023, 2022 and 2021.

	2023	2022	2021

Restricted share award expense	$2,349	$2,012	$1,901
Restricted share award federal tax benefit	493	423	334
Fair value of shares vested	2,460	2,498	1,539

At December 31, 2023, 2022 and 2021, unrecognized compensation expense related to the share awards totaled $3.4 million, $3.0 million, and $2.3 million, respectively. The unrecognized compensation expense at December 31, 2023 is expected to be recognized over a weighted-average period of 1.7 years.
There were no outstanding and exercisable stock options at December 31, 2023 and 2022.
The Company maintains an employee stock purchase plan to provide employees of the Company an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed the lesser of the IRS limit of $25,000 or 10% of their annual salary at the lower of 95% of the fair market value of the shares on the semi-annual offering date, or related purchase date. The Company reserved 350,000 shares of its common stock to be issued under the employee stock purchase plan. At December 31, 2023, 139,146 shares were available to be issued.
The following table presents information for the employee stock purchase plan for years ended December 31, 2023, 2022 and 2021.

	2023	2022	2021

Shares purchased	6,449	5,885	8,755
Weighted average price of shares purchased	$21.14	$22.53	$15.58
Compensation expense recognized	$7	$15	$48
The Company issues new shares or treasury shares, depending on market conditions, in its share-based compensation plans.

NOTE 11. DEPOSITS
The following table summarizes deposits by type at December 31, 2023 and 2022. During the fourth quarter of 2022, the Bank announced that it had entered into a Purchase and Assumption Agreement providing for the sale of its Path Valley branch and associated deposit liabilities. At December 31, 2022, deposits of $31.3 million were expected to be conveyed in the branch sale, are reported within total deposits at cost and were comprised of $23.5 million in interest-bearing deposits and $7.8 million in non-interest bearing deposits. These deposits were reported at cost as deposits held for assumption in connection with the sale of a bank branch within total deposits in the consolidated balance sheets.
The sale was completed on May 12, 2023, which included deposits of approximately $18.7 million comprising of $14.4 million in interest-bearing deposits and $4.3 million in noninterest-bearing deposits.

	2023	2022
Noninterest-bearing demand deposits	$430,959	$501,963
Interest-bearing demand deposits	1,000,652	987,158
Savings	720,696	736,124
Time ($250,000 or less)	330,093	214,484
Time (over $250,000)	76,414	36,517
Total	$2,558,814	$2,476,246
The following table summarizes scheduled future maturities of time deposits as of December 31, 2023.

2024	$381,911
2025	12,862
2026	5,193
2027	2,708
2028	2,567
Thereafter	1,266
$406,507

Brokered money market deposit balances were $20.1 million and $1.0 million at December 31, 2023 and 2022, respectively. Brokered time deposits totaled zero at December 31, 2023 and 2022. Management evaluates brokered deposits as a funding option, taking into consideration regulatory views on such deposits as non-core funding sources.

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
Loans to principal officers, directors and their related interests during 2023 were as follows:

Balance, beginning of year	$91
New loans	123
Repayments	(88)
Director and officer relationship changes	163
Balance, end of year	$289
None of these loans are past due, on nonaccrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2023 or 2022.
At December 31, 2023 and 2022, the Company had approximately $3.6 million and $4.0 million, respectively, in deposits from related parties, including directors and certain executive officers.

NOTE 13. SHORT-TERM BORROWINGS
The Company has short-term borrowing capability from the FHLB and the FRB discount window. The following table summarizes these short-term borrowings at and for the years ended December 31, 2023, 2022 and 2021.

	2023	2022	2021
Balance at year-end	$97,500	$104,684	$—
Weighted average interest rate at year-end	5.68%	4.45%	—%
Average balance during the year	$87,370	$13,846	$38,546
Average interest rate during the year	5.46%	3.97%	0.33%
Maximum month-end balance during the year	$120,984	$104,684	$55,729
At December 31, 2023 and 2022, the Company had availability under FHLB lines for its short-term borrowings totaling $52.5 million and $45.3 million, respectively.

The Company also enters into borrowing arrangements with certain of its deposit clients by agreements to repurchase ("repurchase agreements") under which the Company pledges investment securities owned and under its control as collateral against the borrowing arrangement, which generally matures within one day from the transaction date. The Company is required to hold U.S. Treasury, U.S. Agency or U.S. GSE securities as underlying securities for repurchase agreements. The following table provides additional details for repurchase agreements, which excludes federal funds purchased, at and for the years ended December 31, 2023, 2022 and 2021.

	2023	2022	2021
Balance at year-end	$9,785	$17,251	$23,301
Weighted average interest rate at year-end	0.76%	0.60%	0.11%
Average balance during the year	$14,099	$22,294	$22,888
Average interest rate during the year	0.80%	0.20%	0.14%
Maximum month-end balance during the year	$17,991	$26,399	$27,595
Fair value of securities underlying the agreements at year-end	$10,201	$17,188	$32,662

NOTE 14. LONG-TERM DEBT
The following table presents components of the Company’s long-term debt at December 31, 2023, and 2022.

	Amount		Weighted Average rate
	2023	2022	2023	2022
FHLB fixed rate advances maturing:
2025	$15,000	$—	4.57%	—%
2028	25,000	—	3.98%	—%
	40,000	—	4.20%	—%
Total FHLB amortizing advance requiring monthly principal and interest payments, maturing:
2025	—	1,455	—%	4.74%
Total FHLB Advances	$40,000	$1,455	4.20%	4.74%

There were five new long term borrowings in 2023 and zero in 2022. The following table summarizes the future annual principal payments required on these borrowings at December 31, 2023.

2025	15,000
2028	25,000
$40,000
The Bank is a member of the FHLB of Pittsburgh and has access to the FHLB program of overnight and term advances. Under terms of a blanket collateral agreement for advances, lines and letters of credit from the FHLB, collateral for all outstanding advances, lines and letters of credit consisted of 1-4 family mortgage loans and other real estate secured loans totaling $1.1 billion at December 31, 2023. The Bank had additional availability of $973.3 million at the FHLB on December 31, 2023 based on its qualifying collateral, net of short-term borrowings and long-term debt detailed above and non-deposit letters of credit totaling $609 thousand at December 31, 2023. There were zero deposit letters of credit at December 31, 2023.
The Bank has available unsecured lines of credit, with interest based on the daily Federal Funds rate, with two correspondent banks totaling $20.0 million, at December 31, 2023. There were no borrowings under these lines of credit at December 31, 2023 and 2022.

NOTE 15. SUBORDINATED NOTES
The Company has unsecured subordinated notes payable, which mature on December 30, 2028. At December 31, 2023 and 2022, subordinated notes payable outstanding totaled $32.1 million for both periods, which qualified for Tier 2 capital subject to the regulatory capital phase out limitations. The notes are recorded on the consolidated balance sheets net of remaining debt issuance costs totaling $407 thousand and $537 thousand at December 31, 2023 and 2022, respectively, which are amortized over a 10-year period on an effective yield basis. The subordinated notes had a fixed interest rate of 6.0% through December 30, 2023, a then converted to a variable rate, 90-day average fallback SOFR rate plus 3.16%, through maturity. At December 31, 2023, the interest rate on our subordinated debt was 8.78%. The Company may, at its option, redeem the notes, in whole or in part, on any interest payment date after December 30, 2023, and at any time upon the occurrence of certain events. As of December 31, 2023, the Company was in compliance with the covenants contained in the subordinated notes payable agreement.

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
Interest rate swaps designated as cash flow hedges involve the hedge of the exposure to variability in expected future cash flows through the receipt of fixed or variable amounts from a counterparty in exchange for the Company making variable-rate or fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company, however, discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period due to circumstances, such as the impact of the COVID-19 pandemic. Upon discontinuance, the associated gains and losses deferred in AOCI are reclassified immediately into earnings and subsequent changes in the fair value of the cash flow hedge are recognized in earnings.
The Company entered into one new interest rate swap designated as a cash flow hedge with a notional value of $75.0 million during the year ended December 31, 2023. At December 31, 2023, the Company had two interest rate swaps designated as hedging instruments with a total notional value of $125.0 million for the purpose of hedging the variable cash flows of selected AFS securities or loans or hedging variable cash flows associated with the Company's borrowings compared to two interest rate swaps designated as cash flow hedges with a total notional value of $100.0 million at December 31, 2022 for the purpose of hedging the variable cash flows of selected AFS securities.
Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. The gain or loss on the fair value hedge, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings as the fair value changes. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability.
The Company entered into three pay-fixed interest rate swaps on certain closed portfolio loans with our commercial clients with a total notional value of $100.0 million during the year ended December 31, 2023. The commercial loans are scheduled to mature at various dates ranging from December 2026 to October 2054. The interest rate swaps are designated as fair value hedges and allow the Company to offer long-term fixed rate loans to commercial clients while mitigating the interest rate risk of a long-term asset by converting fixed rate interest payments to floating rate interest payments indexed to a synthetic U.S. SOFR rate. The Company did not have fair value hedges for the year ended December 31, 2022.
The Company enters into interest rate swaps that allow its commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. In addition, the Company may enter into interest rate caps that allow its commercial loan customers to gain protection against significant interest rate increases and provide an upper limit, or cap, on the variable interest rate. The Company then enters into a corresponding swap or cap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps and interest rate caps with both the customers and third parties are not designated as hedges and are marked through earnings. At December 31, 2023, the Company had 35 customer and 35 corresponding third-party broker interest rate derivatives not designated as a hedging instrument with an aggregate notional amount of $444.8 million. The Company had $268.8 million of such derivative instruments at December 31, 2022. The Company entered into nine new interest rate swaps with its commercial loan customers and recognized swap fee income of $1.0 million for the year ended December 31, 2023 compared to swap fee income of $2.5 million from 14 new interest rate swaps with its commercial loan customers for the year ended December 31, 2022, which are included in noninterest income in the consolidated statements of income. The Company did not enter into any interest new rate cap agreements for the year ended December 31, 2023. The Company entered into one new interest rate cap with a commercial loan customer and recognized fee income of $14 thousand for the year ended December 31, 2022, which is included in noninterest income in the consolidated statements of income.
At December 31, 2023 and 2022, the Company had cash collateral of $6.6 million and $5.4 million with the third parties for certain of these derivatives, respectively. At December 31, 2023 and 2022, the Company received cash collateral of $4.4 million and $8.5 million from a counterparty for these derivatives, respectively.
The Company also may enter into risk participation agreements with a financial institution counterparty for an interest rate derivative contract related to a loan in which the Company is a participant or the agent bank. The risk participation agreement provides credit protection to the agent bank should the borrower fail to perform on its interest rate derivative contracts with the agent bank. The Company manages its credit risk on the risk participation agreement by monitoring the creditworthiness of the borrower, which is based on the same credit review process as though the Company had entered into the derivative instruments directly with the borrower. The notional amount of a risk participation agreement reflects the Company’s pro-rata share of the derivative instrument, consistent with its share of the related participated loan. At December 31, 2023, the Company had four risk participation agreements with sold protection with a notional value of $32.7 million compared to three risk participation agreements with sold protection with a notional value of $29.0 million at December 31, 2022. In addition, the Company had three risk participation with purchased protection with a notional value of $11.0 million at December 31, 2023 compared to one risk participation agreement with purchased protection with a notional value of $4.9 million at December 31, 2022. The Company received an upfront fee of $31 thousand upon entry into one new risk participation agreements for the year ended December 31, 2023 compared to $140 thousand upon entry into four new risk participation with sold protection for the year ended December 31, 2022, which is included in noninterest income in the consolidated statements of income.
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

The following table summarizes the notional values and fair value of the Company's derivative instruments at December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Cash flow hedge designation:
Interest rate swaps - FHLB advances	$75,000	Other assets	$135	n/a	n/a	n/a
Interest rate swaps - AFS securities	$50,000	Other liabilities	(426)	$100,000	Other liabilities	$(973)

Fair value hedge designation:
Interest rate swaps - commercial loans	$100,000	Other liabilities	(1,718)	n/a	n/a	n/a
Total derivatives designated as hedging instruments			$(2,009)			$(973)

Derivatives not designated as hedging instruments:
Interest rate swaps	$216,485	Other assets	$11,157	$128,385	Other assets	$10,437
Interest rate swaps	216,485	Other liabilities	(11,253)	128,385	Other liabilities	(10,262)
Purchased options – rate cap	5,909	Other assets	8	6,000	Other assets	29
Written options – rate cap	5,909	Other liabilities	(8)	6,000	Other liabilities	(29)
Risk participations - sold credit protection	32,722	Other liabilities	(59)	29,019	Other liabilities	(69)
Risk participations - purchased credit protection	11,035	Other assets	28	4,941	Other assets	16
Interest rate lock commitments with customers	2,181	Other assets	55	1,356	Other assets	35
Forward sale commitments	688	Other assets	(4)	3,483	Other assets	140
Total derivatives not designated as hedging instruments			$(76)			$297

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of December 31, 2023.

	Carrying Amounts of Hedged Assets		Cumulative Amounts of Fair Value Hedging Adjustments Included in the Carrying Amounts of the Hedged Assets
	2023	2022	2023	2022
Commercial loans	$100,000	$—	$1,722	$—

The following tables summarize the effect of the Company's derivative financial instruments on OCI and net income at December 31, 2023, 2022 and 2021:

	Amount of Gain (Loss) Recognized in OCI on Derivative
	2023	2022	2021
Derivatives in cash flow hedging relationships:
Interest rate products	$682	$(972)	$473
Total	$682	$(972)	$473

	Amount of Loss Reclassified from AOCI into Income			Location of Loss Recognized from AOCI into Income
	2023	2022	2021
Derivatives in cash flow hedging relationships:
Interest rate products	$—	$—	$(757)	Interest income / Interest expense (1)
Total	$—	$—	$(757)
(1) For the year ended December 31, 2021, the Company terminated its interest rate swap designated as a hedging instrument with a notional value of $50.0 million. The Company recorded a $514 thousand loss in other operating expenses in the consolidated statements of income.

	Amount of (Loss) Gain Recognized in Income			Location of (Loss) Gain Recognized in Income
	2023	2022	2021
Derivatives designated as hedging instruments
Fair value hedge designation:
Interest rate swaps - commercial loans [1]	$4	n/a	n/a	Interest income on loans

Derivatives not designated as hedging instruments:
Interest rate products	$(232)	$30	$41	Other operating expenses
Risk participation agreements	(16)	88	(2)	Other operating expenses
Interest rate lock commitments with customers	20	(318)	(320)	Mortgage banking activities
Forward sale commitments	(144)	88	113	Mortgage banking activities
Total derivatives not designated as hedging instruments	$(372)	$(113)	$(168)

[1] Amount includes the net of the change in the fair value of the interest rate swaps hedging commercial loans and the change in the carrying value included in the hedged commercial loans.

The following table is a summary of components for interest rate swap designated as hedging instruments at December 31, 2023 and 2022.

	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity in Years
December 31, 2023
Cash flow hedge designation:
Interest rate swaps - FHLB advances	3.49%	5.34%	4.3
Interest rate swaps - AFS securities	5.34%	3.73%	0.7
Fair value hedge designation:
Interest rate swaps - commercial loans	4.12%	5.34%	3.7

December 31, 2022
Cash flow hedge designation:
Interest rate swaps - AFS securities	3.81%	3.81%	1.2

NOTE 17. SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel Committee on Banking Supervision's capital guidelines for U.S. Banks ("Basel III rules"), an entity must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The Company and the Bank have elected not to include net unrealized gain or losses included in AOCI in computing regulatory capital.
On January 1, 2023, the Company adopted ASU No. 2016-13, which replaced the existing incurred loss model for recognizing credit losses with an expected loss model referred to as the CECL model, and resulted in a reduction to opening retained earnings, net of income tax, and an increase to the ACL for loans of approximately $2.4 million and ACL for off-balance sheet exposures of $100 thousand, which combined totals $2.5 million. The federal bank regulatory agencies issued a rule, which provided for the option to elect a three-year transition provision of the day-one impact of the CECL model beginning with regulatory capital at March 31, 2023. The Company elected the three-year phase in option.
The Company and the Bank met all capital adequacy requirements to which they are subject at December 31, 2023 and 2022. Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's classification.

The following table presents capital amounts and ratios at December 31, 2023 and 2022.

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total risk-based capital:
Orrstown Financial Services, Inc.	$326,878	13.0%	$264,019	10.5%	n/a	n/a
Orrstown Bank	320,687	12.8%	263,942	10.5%	$251,373	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	272,677	10.8%	213,730	8.5%	n/a	n/a
Orrstown Bank	292,160	11.6%	213,667	8.5%	201,099	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	272,677	10.8%	176,013	7.0%	n/a	n/a
Orrstown Bank	292,160	11.6%	175,961	7.0%	163,393	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	272,677	8.9%	122,907	4.0%	n/a	n/a
Orrstown Bank	292,160	9.5%	122,907	4.0%	153,634	5.0%
December 31, 2022
Total risk-based capital:
Orrstown Financial Services, Inc.	$304,589	12.7%	$250,939	10.5%	n/a	n/a
Orrstown Bank	292,933	12.3%	250,566	10.5%	$238,634	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	245,752	10.3%	203,141	8.5%	n/a	n/a
Orrstown Bank	266,122	11.2%	202,839	8.5%	190,907	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	245,752	10.3%	167,293	7.0%	n/a	n/a
Orrstown Bank	266,122	11.2%	167,044	7.0%	155,112	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	245,752	8.5%	116,325	4.0%	n/a	n/a
Orrstown Bank	266,122	9.2%	116,219	4.0%	145,273	5.0%
The Company maintains a stockholder dividend reinvestment and stock purchase plan. Under the plan, shareholders may purchase additional shares of the Company’s common stock at the prevailing market prices with reinvestment dividends and voluntary cash payments. The Company reserved 1,045,000 shares of its common stock to be issued under the dividend reinvestment and stock purchase plan. At December 31, 2023, approximately 665,000 shares were available to be issued under the plan.
In September 2015, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company could repurchase up to 416,000 shares of the Company's outstanding shares of common stock, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. On April 19, 2021, the Board of Directors authorized the additional future repurchase of up to 562,000 shares of its outstanding common stock for a total of 978,000 shares. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. At December 31, 2023, 949,533 shares had been repurchased under the program at a total cost of $21.2 million, or $22.36 per share. Common stock available for future repurchase totals 28,467 shares, or 0.3%, of the Company's outstanding common stock at December 31, 2023.
On January 23, 2024, the Board declared a cash dividend of $0.20 per common share, which was paid on February 13, 2024 to shareholders of record on February 6, 2024.
Banking regulations limit the ability of the Bank to pay dividends or make loans or advances to the Parent Company. Dividends that may be paid in any calendar year are limited to the current year's net profits, combined with the retained net profits of the preceding two years. At December 31, 2023, dividends from the Bank available to be paid to the Parent Company, without prior approval of the Bank's regulatory agency, totaled $55.0 million, subject to the Bank meeting or exceeding regulatory capital requirements. The Parent Company's principal source of funds for dividend payments to shareholders is dividends received from the Bank. In addition, any dividend increases prior to the completion of the merger of equals with Codorus Valley Bancorp, Inc. must be approve by Codorus Valley Bancorp, Inc.
At December 31, 2023, there were no loans from the Bank to any nonbank affiliate, including the Parent Company. The Bank's loans to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20%, of the Bank’s capital stock, surplus, and undivided profits, plus the ACL (as defined by regulation). Loans from the Bank to nonbank affiliates, including the Parent Company, are also required to be collateralized according to regulatory guidelines. At December 31, 2023 and 2022, the maximum amount the Bank had available to loan to a nonbank affiliate was $32.1 million and $29.3 million, respectively.

NOTE 18. EARNINGS PER SHARE
The following table presents earnings per share for the years ended December 31, 2023, 2022 and 2021.

	2023	2022	2021
Net income	$35,663	$22,037	$32,881
Weighted average shares outstanding - basic	10,340	10,553	10,967
Dilutive effect of share-based compensation	95	153	139
Weighted average shares outstanding - diluted	10,435	10,706	11,106
Per share information:
Basic earnings per share	$3.45	$2.09	$3.00
Diluted earnings per share	3.42	2.06	2.96
For the years ended December 31, 2023, 2022 and 2021, there were average outstanding restricted award shares totaling 6,398, 29,414 and zero, respectively, excluded from the computation of earnings per share because the effect was antidilutive, as the grant price exceeded the average market price. The dilutive effect of share-based compensation in each period above relates principally to restricted stock awards.

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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The following table presents these contractual, or notional, amounts at December 31, 2023, and 2022.

	2023	2022
Commitments to fund:
Home equity lines of credit	$337,460	$296,213
1-4 family residential construction loans	40,330	49,538
Commercial real estate, construction and land development loans	132,607	156,560
Commercial, industrial and other loans	357,099	338,286
Standby letters of credit	24,529	23,229
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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. The Company holds collateral supporting those commitments when deemed necessary by management. The liability, at December 31, 2023 and 2022, for guarantees under standby letters of credit issued was not considered to be material.
The Company maintains a reserve on its off-balance sheet credit exposures, which totaled $1.7 million and $1.6 million at December 31, 2023 and 2022, respectively, and is recorded in other liabilities on the consolidated balance sheets. On January 1, 2023, the Company adopted CECL and recorded a day-one adjustment, which increased the ACL for off-balance sheet credit exposures by $100 thousand. The reserve is based on management's estimate of expected losses in its off-balance sheet credit exposures. The reserve specific to unfunded loan commitments is determined by applying utilization assumptions based on historical experience and applying the expected loss rates by loan class. Following adoption of CECL, the change in the reserve for off-balance sheet credit exposures is recorded as a provision or reduction to expense through the provision for credit losses in the consolidated statements of income. The Company did not record a provision for credit losses for off-balance sheet credit exposures for the years ended December 31, 2023. Prior to January 1, 2023, the Company maintained the reserve based on historical loss experience of the related loan class and utilization assumptions, for off-balance sheet credit exposures that currently are not funded. For the years ended December 31, 2022 and 2021, the Company recorded expense of $28 thousand and $57 thousand, respectively, to other operating expenses in the consolidated statements of income associated with its reserve for off-balance sheet credit exposures.
The Company may sell loans to the FHLB of Chicago as part of its Mortgage Partnership Finance Program ("MPF Program"). Under the terms of the MPF Program, there is limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to a minimum “BBB,” as determined by the FHLB of Chicago. Outstanding loans sold under the MPF Program totaled $9.6 million and $10.7 million at December 31, 2023 and 2022, respectively, with limited recourse back to the Company on these loans of $385 thousand and $387 thousand at December 31, 2023 and 2022, respectively. Many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Company’s overall exposure. The net amount expensed or recovered for the Company's estimate of losses under its recourse exposure for loans foreclosed, or in the process of foreclosure, is recorded in other operating expenses on the consolidated statements of income. These amounts were not material for the years ended December 31, 2023, 2022 and 2021.

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
The Company used the following methods and significant assumptions to estimate fair value for financial instruments measured on a recurring basis:
Where quoted prices are available in an active market, investment securities are classified within Level 1 of the valuation hierarchy. Level 1 investment securities include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, investment securities are classified within Level 2 and fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or DCF. Level 2 investment securities include U.S. agency securities, MBS, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy. All of the Company’s investment securities are classified as available-for-sale.
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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2023 or 2022.

	Level 1	Level 2	Level 3	Total Fair Value Measurements
December 31, 2023
Financial Assets
Investment securities:
U.S. Treasury securities	$17,840	$—	$—	$17,840
U.S. government agencies	—	4,151	—	4,151
States and political subdivisions	—	197,060	6,062	203,122
GSE residential MBSs	—	57,632	—	57,632
GSE commercial MBSs	—	4,743	—	4,743
GSE residential CMOs	—	73,102	—	73,102
Non-agency CMOs	—	22,878	21,791	44,669
Asset-backed	—	108,134	—	108,134
Other	126	—	—	126
Loans held for sale	—	5,816	—	5,816
Derivatives	—	11,328	55	11,383
Totals	$17,966	$484,844	$27,908	$530,718
Financial Liabilities
Derivatives	$—	$13,464	$—	$13,464

December 31, 2022
Financial Assets
Investment securities:
U.S. Treasury securities	$17,291	$—	$—	$17,291
U.S. government agencies	—	5,135	—	5,135
States and political subdivisions	—	191,488	5,926	197,414
GSE residential MBSs	—	59,402	—	59,402
GSE residential CMOs	—	68,378	—	68,378
Non-agency CMOs	—	18,491	21,267	39,758
Asset-backed	—	125,973	—	125,973
Other	377	—	—	377
Loans held for sale	—	10,880	—	10,880
Derivatives	—	10,482	35	10,517
Totals	$17,668	$490,229	$27,228	$535,125
Financial Liabilities
Derivatives	$—	$11,333	$—	$11,333

The Company had one municipal bond and three CMOs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2023 and 2022. The Level 3 valuation is based on a non-executable broker quote, which is considered a significant unobservable input. Such quotes are updated as available and may remain constant for a period of time for certain broker-quoted securities that do not move with the market or that are not interest rate sensitive as a result of their structure or overall attributes.
The Company’s residential mortgage loans held-for-sale were recorded at fair value utilizing Level 2 measurements. This fair value measurement is determined based upon third party quotes obtained on similar loans. For loans held-for-sale for which the fair value option has been elected, the aggregate fair value was below the aggregate principal balance by $1.5 million and $1.2 million as of December 31, 2023 and 2022, respectively.

The determination of the fair value of interest rate lock commitments on residential mortgages is based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The average pull through percentage, which is based upon historical experience, was 92% as of December 31, 2023. An increase or decrease of 5% in the pull through assumption would result in a positive or negative change of $3 thousand in the fair value of interest rate lock commitments at December 31, 2023.
The following provides details of the Level 3 fair value measurement activity for the years ended December 31, 2023 or 2022.

Investment securities:
	2023	2022
Balance, beginning of year	$27,193	$23,147
Unrealized gains (losses) included in OCI	358	(1,859)
Purchases	871	21,237
Net discount accretion	62	56
Principal payments and other	(631)	(10)
Sales	—	(3,053)
Calls	—	(12,154)
OTTI	—	(171)
Balance, end of year	$27,853	$27,193
There were no transfers into or out of Level 3 at December 31, 2023 and 2022.

Interest rate lock commitments on residential mortgages:
	2023	2022
Balance, beginning of year	$35	$353
Total gains (losses) included in earnings	20	(318)
Balance, end of year	$55	$35

Certain financial assets are measured at fair value on a nonrecurring basis. Adjustments to the fair value of these assets usually results from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The Company used the following methods and significant assumptions to estimate fair value for these financial assets.
Individually Evaluated Loans
Upon adoption of CECL, loans individually evaluated for credit expected losses included nonaccrual loans and other loans that do not share similar risk characteristics to loans in the CECL loan pools, which have been classified as Level 3. Individually evaluated loans with an allocation to the ACL are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for credit losses on the consolidated statements of income. Prior to the adoption of CECL and ASU No. 2022-02, which eliminated the TDR accounting model, loans were designated as impaired when, in the judgment of management and based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected.
The measurement of loss associated with loans evaluated individually for all loan classes was based on either the observable market price of the loan, the fair value of the collateral, or DCF. For collateral-dependent loans, fair value was measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if management adjusts the appraisal value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3).

Changes in the fair value of individually evaluated loans still held and considered in the determination of the provision for credit losses were a decline of $332 thousand, zero and $247 thousand for the years ended December 31, 2023, 2022 and 2021, respectively.
Mortgage Servicing Rights
MSRs are evaluated for impairment by comparing the carrying value to the fair value, which is determined through a DCF valuation. To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment. Fair value adjustments on the MSRs only occurs if there is an impairment charge. At both December 31, 2023 and 2022, the MSR impairment reserve was zero for both periods. For the years ended December 31, 2023 and 2022, an impairment valuation allowance reversal of zero and $79 thousand were included, respectively, in mortgage banking activities on the consolidated statement of income, due to increases in market rates, due to increases in market rates, which increased the MSR's fair value.
The following table summarizes assets measured at fair value on a nonrecurring basis at December 31, 2023 and 2022.

	Level 1	Level 2	Level 3	Total Fair Value Measurements
December 31, 2023
Individually evaluated loans
Commercial real estate:
Owner-occupied	$—	$—	$75	$75
Non-owner occupied residential	—	—	—	—
Commercial and industrial	—	—	164	164
Residential mortgage:
First lien	—	—	219	219
Home equity - lines of credit	—	—	56	56
Total impaired loans	$—	$—	$514	$514

December 31, 2022
Impaired loans
Commercial real estate:
Owner-occupied	$—	$—	$116	$116
Non-owner occupied residential	—	—	9	9
Residential mortgage:
First lien	—	—	309	309
Home equity - lines of credit	—	—	86	86
Total impaired loans	$—	$—	$520	$520

 The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
December 31, 2023
Individually evaluated loans	$514	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 70% discount
			- Management adjustments for liquidation expenses	3.3% - 12.3% discount
December 31, 2022
Impaired loans	$520	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 25% discount
			- Management adjustments for liquidation expenses	6.08% - 17.93% discount

Fair values of financial instruments
GAAP requires disclosure of the fair value of financial assets and liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents the carrying amounts and estimated fair values of financial assets and liabilities at December 31, 2023, and 2022.

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Financial Assets
Cash and due from banks	$32,586	$32,586	$32,586	$—	$—
Interest-bearing deposits with banks	32,575	32,575	32,575	—	—
Restricted investments in bank stock	11,992	n/a	n/a	n/a	n/a
Investment securities	513,519	513,519	17,966	467,700	27,853
Loans held for sale	5,816	5,816	—	5,816	—
Loans, net of allowance for credit losses	2,269,611	2,159,745	—	—	2,159,745
Derivatives	11,383	11,383	—	11,328	55
Accrued interest receivable	13,630	13,630	—	4,987	8,643
Financial Liabilities
Deposits	2,558,814	2,555,904	—	2,555,904	—
Securities sold under agreements to repurchase and federal funds purchased	9,785	9,785	—	9,785	—
FHLB advances and other borrowings	137,500	137,500	—	137,500	—
Subordinated notes	32,093	29,887	—	29,887	—
Derivatives	13,464	13,464	—	13,464	—
Accrued interest payable	2,560	2,560	—	2,560	—
Off-balance sheet instruments	—	—	—	—	—
December 31, 2022
Financial Assets
Cash and due from banks	$28,477	$28,477	$28,477	$—	$—
Interest-bearing deposits with banks	32,346	32,346	32,346	—	—
Restricted investments in bank stock	10,642	n/a	n/a	n/a	n/a
Investment securities	513,728	513,728	17,668	468,867	27,193
Loans held for sale	10,880	10,880	—	10,880	—
Loans, net of allowance for loan losses	2,126,054	1,991,164	—	—	1,991,164
Derivatives	10,517	10,517	—	10,482	35
Accrued interest receivable	11,027	11,027	—	4,441	6,586
Financial Liabilities
Deposits	2,444,939	2,440,660	—	2,440,660	—
Deposits held for assumption in connection with sale of bank branches	31,307	29,429	—	29,429	—
Securities sold under agreements to repurchase and federal funds purchased	17,251	17,251	—	17,251	—
FHLB advances and other borrowings	106,139	106,141	—	106,141	—
Subordinated notes	32,026	31,321	—	31,321	—
Derivatives	11,333	11,333	—	11,333	—
Accrued interest payable	457	457	—	457	—
Off-balance sheet instruments	—	—	—	—	—

In accordance with the Company's adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the methods utilized to measure the fair value of financial instruments at December 31, 2023 and 2022 represents an approximation of exit price; however, an actual exit price may differ. At December 31, 2022, deposits held for assumption in connection with the sale of bank branches includes the balance from the Purchase and Assumption Agreement entered into by the Company and announced on December 23, 2022. This agreement provided for the sale of a branch and associated deposit liabilities at an agreed upon premium of 6.0% of the financial deposit balance transferred. The Company completed the sale of the subject branch on May 12, 2023.

NOTE 21. REVENUE FROM CONTRACTS WITH CLIENTS
On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and all subsequent amendments (collectively “ASC 606”). The update implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The majority of the Company's revenue comes from interest income, including loans and securities, which are outside the scope of ASC 606. The Company's services that fall within the scope of ASC 606 are presented within noninterest income on the consolidated statements of income and are recognized as revenue as the Company satisfies its obligation to the client. Services within the scope of ASC 606 include service charges on deposit accounts, income from trust and investment management and brokerage activities and interchange fees from service charges on ATM and debit card transactions. ASC 606 did not result in a change to the accounting for any in-scope revenue streams; as such, no cumulative effect adjustment was recorded.
Descriptions of revenue generating activities that are within the scope of ASC 606 are as follows:
Service Charges on Deposit Accounts - The Company earns fees from its deposit clients for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees to clients and non-clients (included in other service charges, commissions and fees in the consolidated statements of income), stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the client's request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the client's account balance.
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
At December 31, 2023, 2022 and 2021, the Company had receivables from trust and wealth management clients totaling $697 thousand, $641 thousand and $702 thousand, respectively.

The following table presents the Company's noninterest income disaggregated by revenue source for the years ended December 31, 2023, 2022 and 2021.

	2023	2022	2021
Noninterest income
Service charges on deposit accounts and ATM fees	$4,266	$4,157	$3,337
Trust and investment management income	7,691	7,631	7,896
Brokerage income	3,649	3,620	3,571
Interchange income	3,873	4,056	4,129
Revenue from contracts with clients	19,479	19,464	18,933

Other service charges	600	456	356
Mortgage banking activities	591	407	5,909
Income from life insurance	2,482	2,339	2,273
Swap fee income	1,039	2,632	293
Other income	1,508	1,814	750
Investment securities (losses) gains	(47)	(160)	638
Total noninterest income	$25,652	$26,952	$29,152

NOTE 22. ORRSTOWN FINANCIAL SERVICES, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION
Condensed Balance Sheets

	December 31,
	2023	2022
Assets
Cash in bank subsidiary	$13,996	$8,477
Investment in bank subsidiary	284,540	249,266
Other assets	659	3,466
Total assets	$299,195	$261,209
Liabilities
Subordinated notes	$32,093	$32,026
Accrued interest and other liabilities	2,046	287
Total liabilities	34,139	32,313
Shareholders’ Equity
Common stock	583	584
Additional paid-in capital	189,027	189,264
Retained earnings	117,667	92,473
Accumulated other comprehensive loss	(28,476)	(39,913)
Treasury stock	(13,745)	(13,512)
Total shareholders’ equity	265,056	228,896
Total liabilities and shareholders’ equity	$299,195	$261,209

Condensed Statements of Income

	For the Years Ended December 31,
	2023	2022	2021
Income
Dividends from bank subsidiary	$14,000	$27,000	$16,000
Interest income from bank subsidiary	158	29	25
Other income	21	16	119
Total income	14,179	27,045	16,144
Expenses
Interest on subordinated notes	2,017	2,013	2,009
Share-based compensation	484	511	433
Management fee to bank subsidiary	1,449	1,341	1,089
Merger-related expenses	851	—	—
Provision for legal settlement	—	13,000	—
Other expenses	638	912	704
Total expenses	5,439	17,777	4,235
Income before income tax benefit and equity in undistributed income of subsidiaries	8,740	9,268	11,909
Income tax benefit	(1,106)	(3,726)	(863)
Income before equity in undistributed income of subsidiaries	9,846	12,994	12,772
Equity in undistributed income of subsidiaries	25,817	9,043	20,109
Net income	$35,663	$22,037	$32,881

Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$35,663	$22,037	$32,881
Adjustments to reconcile net income to cash provided by operating activities:
Amortization	67	63	59
Deferred income tax expense (benefit)	8	(7)	(4)
Equity in undistributed income of subsidiaries	(25,817)	(9,043)	(20,109)
Share-based compensation	484	511	433
Increase (decrease) in accrued interest and other liabilities	1,759	231	(40)
Decrease (increase) in other assets	2,795	(2,915)	375
Net cash provided by operating activities	14,959	10,877	13,595
Cash flows from investing activities:
Net cash paid for acquisitions	—	—	—
Net cash used in investing activities	—	—	—
Cash flows from financing activities:
Dividends paid	(8,485)	(8,264)	(8,280)
Proceeds from issuance of common stock	1,872	1,644	1,516
Payments to repurchase common stock	(2,963)	(14,468)	(2,383)
Other, net	136	143	136
Net cash used in financing activities	(9,440)	(20,945)	(9,011)
Net increase (decrease) in cash	5,519	(10,068)	4,584
Cash, beginning	8,477	18,545	13,961
Cash, ending	$13,996	$8,477	$18,545

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
On March 25, 2022, a customer of the Bank filed a putative class action complaint against the Bank in the Court of Common Pleas of Cumberland County, Pennsylvania, in a case captioned Alleman, on behalf of himself and all others similarly situated, v. Orrstown Bank. The complaint alleges, among other things, that the Bank breached its account agreements by charging certain overdraft fees. The complaint seeks a refund of all allegedly improper fees, damages in an amount to be proven at trial, attorneys’ fees and costs, and an injunction against the Bank’s allegedly improper overdraft practices. This lawsuit is similar to lawsuits filed against other financial institutions pertaining to overdraft fee disclosures.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A – CONTROLS AND PROCEDURES
Based on the evaluation required by Exchange Act Rules 13a-15(b) and 15d-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), at December 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2023. There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fourth quarter of 2023.
Management's Report on Internal Controls Over Financial Reporting is included in Part II, Item 8, "Financial Statements and Supplementary Data." The effectiveness of the Company's internal control over financial reporting at December 31, 2023 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in the Report of Independent Registered Public Accounting Firm appearing in Part II, Item 8, "Financial Statements and Supplementary Data."

ITEM 9B – OTHER INFORMATION
During the three months and year ended December 31, 2023, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as such term is defined in Item 408(c) of Regulation S-K.

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
All other information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement for the 2024 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A, under Delinquent Section 16(a) Reports, Proposal 1 – Election of Directors – Biographical Summaries of Nominees and Directors; Information About Executive Officers; Involvement in Certain Legal Proceedings; and Proposal 1 – Election of Directors – Nomination of Directors, and Board Structure, Committees and Meeting Attendance.

ITEM 11 – EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2024 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A, under Proposal 1 – Election of Directors – Compensation of Directors, Compensation Discussion and Analysis, Compensation Committee Report, Executive Compensation Tables, Potential Payments Upon Termination or Change in Control, Pay versus Performance and Compensation Committee Interlocks and Insider Participation.
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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents equity compensation plan information at December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders	—	n/a	423,239
Total	—	n/a	423,239

All other information required by Item 12 is incorporated, by reference, from the Company’s definitive proxy statement for the 2024 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A, under Share Ownership of Certain Beneficial Owners and Management.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2024 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A, under Proposal 1 – Election of Directors – Director Independence, and Transactions with Related Persons, Promoters and Certain Control Persons.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2024 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A, under Proposal 4 – Ratification of the Audit Committee’s Selection of Crowe LLP as the Company’s Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2024 – Relationship with Independent Registered Public Accounting Firm.

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

2.2
Agreement and Plan of Merger by and between Orrstown Financial Services, Inc. and Codorus Valley Bancorp, Inc. incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K dated and filed December 12, 2023.

3.1	Articles of Incorporation as amended, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on January 29, 2010.

3.2	By-laws as amended, incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 8-K filed December 12, 2023.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed February 8, 2010 (File No. 333-164780).

4.2
Subordinated Indenture, dated December 19, 2018, by and between Orrstown Financial Services, Inc., and U.S. Bank, National Association, incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on December 20, 2018.

4.3	Form of Global Note for Subordinated Notes, incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed December 20, 2018.

4.4	Form of Registration Rights Agreement for Subordinated Notes, incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed December 20, 2018.

4.5	Description of Registrant's Securities, incorporated by reference to Exhibit 4.5 of the Registrant's Form 10-K filed on March 11, 2022.

10.1	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Thomas R. Quinn, Jr. incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed June 8 2015.

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

10.6
Amended and Restated Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Neelesh Kalani incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed April 11, 2022.

10.7
Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Craig L. Kauffman dated December 12, 2023, incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed December 12, 2023.

10.8	Salary Continuation Agreement between Orrstown Bank and Thomas R. Quinn, Jr. – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed January 8, 2010.

10.9	First Amendment to the Salary Continuation Agreement between Orrstown Bank and Thomas R. Quinn, Jr. – incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed September 27, 2019.

10.10	Salary Continuation Agreement between Orrstown Bank and Robert Coradi dated March 26, 2018 – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed November 5, 2020.

10.11	Officer Group Term Replacement Plan for Selected Officers – incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 1999 filed March 28, 2000.

10.12	Director Retirement Agreement, as amended, between Orrstown Bank and Andrea Pugh, incorporated by reference to Exhibit 10.4(c) to the Registrant’s Form 10-K filed March 15, 2010.

10.13	Director Retirement Agreement, as amended, between Orrstown Bank and Glenn W. Snoke, incorporated by reference to Exhibit 10.4(f) to the Registrant’s Form 10-K filed March 15, 2010.

10.14	Director Retirement Agreement, as amended, between Orrstown Bank and Joel R. Zullinger, incorporated by reference to Exhibit 10.4(h) to the Registrant’s Form 10-K filed March 15, 2010.

10.15	Revenue neutral retirement plan – incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K filed March 28, 2000.

10.16	2011 Orrstown Financial Services, Inc. Stock Incentive Plan – incorporated by reference to Exhibit 10.1 of the Registrant’s registration statement on Form S-8 filed May 27, 2022.

10.17	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Thomas R. Quinn, Jr. incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed June 8, 2015.

10.18	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Robert G. Coradi, incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K filed June 2, 2015.

10.19	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Adam L. Metz, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed March 14, 2017.

10.20
Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Christopher D. Holt dated July 15, 2019, incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-K filed March 15, 2021.

10.21	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Neelesh Kalani incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed May 4, 2021.

10.22
Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Craig L. Kauffman dated December 12, 2023, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed December 12, 2023.

10.23	Brick Plan – Deferred Income Agreement between Orrstown Bank and Joel R. Zullinger, incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed March 15, 2010.

10.24	Director/Executive Officer Deferred Compensation Plan, incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K filed March 13, 2023.

10.25	Trust Agreement for Director/Executive Officer Deferred Compensation Plan, incorporated by reference to Exhibit 10.13(b) to the Registrant’s Form 10-K filed March 15, 2010.

10.26	Deferred Compensation Agreement between Orrstown Bank and Thomas R. Quinn, Jr., incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed September 27, 2019.

10.27	Deferred Compensation Agreement between Orrstown Bank and Christopher D. Holt, dated September 16, 2020, incorporated by reference to Exhibit 10.30 to the Registrant's Form 10-K filed March 15, 2021.

10.28	Deferred Compensation Agreement between Orrstown Bank and Adam L. Metz, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed December 16, 2022.

10.29	Form of Subordinated Note Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed December 20, 2018.

10.30	Form of Restricted Stock Grant Agreement - Employees, incorporated by reference to Exhibit 10.27 to the Registrant's Form 10-K filed March 13, 2023.

10.31	Form of Restricted Stock Grant Agreement - Nonemployee Directors, incorporated by reference to Exhibit 10.28 to the Registrant's Form 10-K filed March 13, 2023.

10.32	Stipulation and Agreement of Settlement, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed December 7, 2022.

14	Code of Ethics Policy for Senior Financial Officers posted on Registrant’s website.

21	Subsidiaries of the registrant

23.1	Consent of Crowe LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a – 14(a)/15d-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a – 14(a)/15d-14(a) Certifications (Chief Financial Officer)

32.1	Section 1350 Certifications (Chief Executive Officer)

32.2	Section 1350 Certifications (Chief Financial Officer)

97	Orrstown Financial Services, Inc. Compensation Recovery Policy

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

ORRSTOWN FINANCIAL SERVICES, INC. (Registrant)

Dated: March 14, 2024	By:	/s/ Thomas R. Quinn, Jr.
Thomas R. Quinn, Jr., President and Chief Executive Officer
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas R. Quinn, Jr.	President and Chief Executive Officer (Principal Executive Officer) and Director	March 14, 2024
Thomas R. Quinn, Jr.
/s/ Neelesh Kalani	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2024
Neelesh Kalani

/s/ Sean P. Mulcahy	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 14, 2024
Sean P. Mulcahy

/s/ Joel R. Zullinger	Chairman of the Board and Director	March 14, 2024
Joel R. Zullinger

/s/ Cindy J. Joiner	Director	March 14, 2024
Cindy J. Joiner

/s/ Mark K. Keller	Director	March 14, 2024
Mark K. Keller

/s/ Thomas D. Longenecker	Director	March 14, 2024
Thomas D. Longenecker

/s/ Meera R. Modi	Director	March 14, 2024
Meera R. Modi

/s/ Andrea Pugh	Director	March 14, 2024
Andrea Pugh

/s/ Michael J. Rice	Director	March 14, 2024
Michael J. Rice

/s/ Eric A. Segal	Director	March 14, 2024
Eric A. Segal

/s/ Glenn W. Snoke	Director	March 14, 2024
Glenn W. Snoke

/s/ Floyd E. Stoner	Director	March 14, 2024
Floyd E. Stoner