Form 10-Q
period 2024-03-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2024-05-09
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s Common Stock as of May 7, 2024: 10,720,699.

ORRSTOWN FINANCIAL SERVICES, INC.

Glossary of Defined Terms
The following terms may be used throughout this Report, including the unaudited condensed consolidated financial statements and related notes.

Term	Definition

ACL	Allowance for credit losses
AFS	Available-for-sale
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Orrstown Bank, the commercial banking subsidiary of Orrstown Financial Services, Inc.
CECL	Current expected credit losses
CMO	Collateralized mortgage obligation
Codorus Valley	Codorus Valley Bancorp, Inc.
DCF	Discounted cash flow
ERM	Enterprise Risk Management
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDM	Financial difficulty modification
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross Domestic Product
GSE	U.S. government-sponsored enterprise
IEL	Individually evaluated loan
IRC	Internal Revenue Code of 1986, as amended
LHFS	Loans held for sale
MBS	Mortgage-backed securities
MSR	Mortgage servicing right
OCI	Other comprehensive income (loss)
OREO	Other real estate owned (foreclosed real estate)
2011 Plan	2011 Orrstown Financial Services, Inc. Incentive Stock Plan
PACE	Property Assessed Clean Energy loans
PCD loans	Purchased credit deteriorated loans
PCE	Personal Consumption Expenditures
PPP	Paycheck Protection Program
ReRemic	Re-securitization of Real Estate Mortgage Investment Conduits
ROU	Right of use (leases)
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
TDR	Troubled debt restructuring
Unless the context otherwise requires, the terms “Orrstown,” “we,” “us,” “our,” and “Company” refer to Orrstown Financial Services, Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

(Dollars in thousands, except per share amounts)	March 31, 2024	December 31, 2023
Assets
Cash and due from banks	$23,552	$32,586
Interest-bearing deposits with banks	159,170	32,575
Cash and cash equivalents	182,722	65,161
Restricted investments in bank stocks	11,453	11,992
Securities available for sale (amortized cost of $552,155 and $549,089 at March 31, 2024 and December 31, 2023, respectively)	514,909	513,519
Loans held for sale, at fair value	535	5,816
Loans	2,303,073	2,298,313
Less: Allowance for credit losses	(29,165)	(28,702)
Net loans	2,273,908	2,269,611
Premises and equipment, net	28,952	29,393
Cash surrender value of life insurance	73,656	73,204
Goodwill	18,724	18,724
Other intangible assets, net	2,189	2,414
Accrued interest receivable	13,496	13,630
Deferred tax assets, net	21,181	22,017
Other assets	41,606	38,759
Total assets	$3,183,331	$3,064,240
Liabilities
Deposits:
Noninterest-bearing	$418,512	$430,959
Interest-bearing	2,277,439	2,127,855
Total deposits	2,695,951	2,558,814
Securities sold under agreements to repurchase and federal funds purchased	12,099	9,785
FHLB advances and other borrowings	115,000	137,500
Subordinated notes	32,111	32,093
Other liabilities	56,488	60,992
Total liabilities	2,911,649	2,799,184

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value—$0.05205 stated value per share; 50,000,000 shares authorized; 11,203,221 shares issued and 10,705,077 outstanding at March 31, 2024; 11,204,599 shares issued and 10,612,390 outstanding at December 31, 2023	583	583
Additional paid - in capital	187,267	189,027
Retained earnings	124,075	117,667
Accumulated other comprehensive loss	(28,668)	(28,476)
Treasury stock—498,144 and 592,209 shares, at cost at March 31, 2024 and December 31, 2023, respectively	(11,575)	(13,745)
Total shareholders’ equity	271,682	265,056
Total liabilities and shareholders’ equity	$3,183,331	$3,064,240
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended
(Dollars in thousands, except per share amounts)	March 31, 2024	March 31, 2023
Interest income
Loans	$36,233	$28,744
Investment securities - taxable	4,584	4,370
Investment securities - tax-exempt	877	865
Short-term investments	956	298
Total interest income	42,650	34,277
Interest expense
Deposits	13,516	6,202
Securities sold under agreements to repurchase and federal funds purchased	25	25
FHLB advances and other borrowings	1,474	1,252
Subordinated notes	754	504
Total interest expense	15,769	7,983
Net interest income	26,881	26,294
Provision for credit losses	298	729
Net interest income after provision for credit losses	26,583	25,565
Noninterest income
Service charges on deposit accounts	1,005	962
Interchange income	911	965
Other service charges, commissions and fees	195	195
Swap fee income	199	—
Trust and investment management income	2,024	1,888
Brokerage income	1,078	859
Mortgage banking activities	458	478
Income from life insurance	634	590
Investment securities losses	(5)	(8)
Other income	131	149
Total noninterest income	6,630	6,078
Noninterest expenses
Salaries and employee benefits	13,752	12,196
Occupancy	1,201	1,106
Furniture and equipment	1,438	1,227
Data processing	1,265	1,217
Automated teller and interchange fees	351	298
Advertising and bank promotions	398	405
FDIC insurance	441	504
Professional services	631	734
Directors' compensation	251	247
Taxes other than income	494	457
Intangible asset amortization	225	250
Merger-related expenses	672	—
Other operating expenses	1,350	1,614
Total noninterest expenses	22,469	20,255
continued

	Three Months Ended
	March 31, 2024	March 31, 2023
Income before income tax expense	10,744	11,388
Income tax expense	2,213	2,232
Net income	$8,531	$9,156

Per share information:
Basic earnings per share	$0.82	$0.88
Diluted earnings per share	0.81	0.87
Dividends paid per share	0.20	0.20
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended
(Dollars in thousands)	March 31, 2024	March 31, 2023
Net income	$8,531	$9,156
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities available for sale arising during the period	(1,676)	8,774
Reclassification adjustment for losses realized in net income	—	—
Net unrealized (losses) gains on securities available for sale	(1,676)	8,774
Tax effect	374	(1,930)
Total other comprehensive (loss) income, net of tax and reclassification adjustments on securities available for sale	(1,302)	6,844
Unrealized gains on interest rate swaps used in cash flow hedges	1,428	319
Reclassification adjustment for losses realized in net income	—	—
Net unrealized gains on interest rate swaps used in cash flow hedges	1,428	319
Tax effect	(318)	(75)
Total other comprehensive income, net of tax and reclassification adjustments on interest rate swaps used in cash flow hedges	1,110	244
Total other comprehensive (loss) income, net of tax and reclassification adjustments	(192)	7,088
Total comprehensive income	$8,339	$16,244
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended March 31, 2024
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2024	$583	$189,027	$117,667	$(28,476)	$(13,745)	$265,056
Net income	—	—	8,531	—	—	8,531
Total other comprehensive loss, net of taxes	—	—	—	(192)	—	(192)
Cash dividends ($0.20 per share)	—	—	(2,123)	—	—	(2,123)
Share-based compensation plans:
1,378 net common shares acquired and 94,065 net treasury shares issued, including compensation expense totaling $967	—	(1,760)	—	—	2,170	410
Balance, March 31, 2024	$583	$187,267	$124,075	$(28,668)	$(11,575)	$271,682

	Three Months Ended March 31, 2023
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2023	$584	$189,264	$92,473	$(39,913)	$(13,512)	$228,896
Cumulative effect of change in accounting principle - CECL (Note 4)	—	—	(1,984)	—	—	(1,984)
Net income	—	—	9,156	—	—	9,156
Total other comprehensive income, net of taxes	—	—	—	7,088	—	7,088
Cash dividends ($0.20 per share)	—	—	(2,126)	—	—	(2,126)
Share-based compensation plans:
6,510 net common shares acquired and 27,004 net treasury shares issued, including compensation expense totaling $619	—	(1,692)	—	—	823	(869)
Balance, March 31, 2023	$584	$187,572	$97,519	$(32,825)	$(12,689)	$240,161
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended
(Dollars in thousands)	March 31, 2024	March 31, 2023
Cash flows from operating activities
Net income	$8,531	$9,156
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization	450	442
Depreciation and amortization expense	1,072	1,063
Provision for credit losses	298	729
Share-based compensation	967	619
Gains on sales of loans originated for sale	(268)	(60)
Fair value adjustments on loans held for sale	(18)	(325)
Mortgage loans originated for sale	(7,697)	(5,302)
Proceeds from sales of loans originated for sale	13,264	9,223
Net loss on disposal of premises and equipment	—	(11)
Deferred income tax expense	891	1,251
Investment securities losses	5	8
Return on investments in limited partnerships	(16)	(12)
Net unrealized (gains) losses on derivatives	(130)	279
Income from life insurance	(634)	(590)
(Increase) decrease in accrued interest receivable and other assets	(1,139)	1,294
Decrease in accrued interest payable and other liabilities	(3,092)	(12,522)
Other, net	186	172
Net cash provided by operating activities	12,670	5,414
Cash flows from investing activities
Maturities, repayments and calls of AFS securities	18,134	11,132
Purchases of AFS securities	(21,784)	(9,532)
Net redemptions (purchases) of restricted investments in bank stocks	539	(2,227)
Net (contributions to) distributions from investments in limited partnerships	(21)	321
Net increase in loans	(6,185)	(56,061)
Purchases of bank premises and equipment	(63)	(248)
Proceeds from disposal of premises and equipment	—	12
Net cash used in investing activities	(9,380)	(56,603)
Cash flows from financing activities
Net increase in deposits	137,137	39,377
Net (decrease) increase in borrowings with original maturities less than 90 days	(20,186)	13,038
Proceeds from FHLB advances with original maturities greater than 90 days	—	40,000
Payments on FHLB advances with original maturities greater than 90 days	—	(113)
Dividends paid	(2,123)	(2,126)
Acquisition of treasury stock	—	(1,175)
Shares repurchased as treasury stock for employee taxes associated with restricted stock vesting	(637)	(378)
Proceeds from issuance of employee stock purchase plan shares	80	66
Net cash provided by financing activities	114,271	88,689
Net increase in cash and cash equivalents	117,561	37,500
Cash and cash equivalents at beginning of period	65,161	60,823
Cash and cash equivalents at end of period	$182,722	$98,323

	Three Months Ended
	March 31, 2024	March 31, 2023
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,894	$7,046
Supplemental schedule of noncash activities:
OREO acquired in settlement of loans	—	85
Deposits held for assumption in connection with sale of bank branch	—	27,517
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
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of Orrstown Financial Services, Inc. and its wholly owned subsidiary, the Bank. The Company has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, SEC rules that permit reduced disclosure for interim periods, and Article 10 of Regulation S-X. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements. There have been no material changes to the Company's significant accounting policies for the three months ended March 31, 2024. The December 31, 2023 consolidated balance sheet information contained in this Quarterly Report on Form 10-Q was derived from the Company's 2023 audited consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications have been made to the prior period amounts to conform with current period classifications. These reclassifications did not have a material impact on the Company's consolidated financial condition, results of operations or statement of consolidated cash flows.
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
Allowance for Credit Losses - Loans
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
The Company calculates credit losses over the estimated life of the applicable financial assets using the DCF methodology for the quantitative analysis for the majority of its loan segments, which applies the probability of default and loss given default factors to future cash flows, and then adjusts to the net present value to derive the required reserve. Reasonable and supportable macroeconomic conditions include unemployment and GDP. Model assumptions include the discount rate, prepayments and curtailments. The validation of credit models also included determining the length of the reasonable and supportable forecast and regression period and utilizing national peer group historical loss rates. For the consumer loan segments, the remaining life methodology is applied as a practical expedient based on the risk characteristics.
Allowance for Credit Losses on Loans
The ACL represents the amount that, in management's judgment, appropriately reflects credit losses inherent in the loan portfolio at the balance sheet date. Loans deemed to be uncollectible are charged against the ACL on loans and subsequent recoveries, if any, are credited to the ACL on loans when received. Changes to the ACL are recorded through the provision for credit losses on loans in the unaudited condensed consolidated statements of income.
The ACL is maintained at a level considered appropriate to absorb credit losses over the expected life of the loan. The ACL for expected credit losses is determined based on a quantitative assessment of two categories of loans: collectively evaluated loans and individually evaluated loans. In addition, the ACL includes a qualitative component which adjusts the CECL model results for risk factors that are not considered within the CECL model but are relevant in assessing the expected credit losses within the loan classes.
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
Loans collectively evaluated includes loans on accrual status, except for loans previously restructured that do not share similar risk characteristics, which are individually evaluated. The ACL for loans collectively evaluated is measured using a lifetime expected loss rate model that considers historical loss performance and past events in addition to forecasts of future economic conditions. The Company elected to use the DCF methodology for the quantitative analysis for the majority of its loan segments, which applies the probability of default to future cash flows, using a loss driver model and loss given default factors, and then adjusts to the net present value to derive the required reserve. The probability of default estimates are derived through the application of reasonable and supportable economic forecasts to the regression models, which incorporates the Company's and peer loss-rate data, unemployment rate and GDP. The reasonable and supportable forecasts of the selected economic metrics are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to expected loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The prepayment and curtailment assumptions adjust the contractual terms of the loan to arrive at the expected cash flows. The development and validation of credit models also included determining the length of the reasonable and supportable forecast and regression period and utilizing national peer group historical loss rates. Management selected the national unemployment rate and GDP as the drivers of the quantitative portion of collectively evaluated reserves on loan classes reliant upon the DCF methodology. For the consumer loan segment, the quantitative reserve was calculated using the remaining life methodology where the average historical bank-specific and peer loss rates are applied to expected loan balances over an estimated remaining life of loans. The estimated remaining life is calculated using historical bank-specific loan attrition data.
Loans that do not share similar risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation for the ACL. Loans identified to be individually evaluated under CECL include loans on nonaccrual status and may include accruing loans that do not share similar risk characteristics to other accruing loans collectively evaluated. A specific reserve analysis is applied to the individually evaluated loans, which considers collateral value, an observable market price or the present value of expected future cash flows. A specific reserve may be assigned if the measured value of the loan using one of the before mentioned methods is less than the current carrying value of the loans.
A loan is considered collateral-dependent when the Company determines foreclosure is probable or the borrower is experiencing financial difficulty and the Company expects repayment to be provided substantially through the operation or sale of the collateral. Collateral could be in the form of real estate, equipment or business assets. An ACL may result for a collateral-dependent loan if the fair value of the underlying collateral, as of the reporting date, adjusted for expected costs to repair or sell, was less than the amortized cost basis of the loan. If repayment of the loan is instead dependent only on the operation, rather than the sale of the collateral, the measure of the ACL does not incorporate estimated costs to sell. For loans evaluated on the basis of projected future principal and interest cash flows, the Company discounts the expected cash flows at the effective interest rate of the loan. An ACL will result if the present value of expected cash flows is less than the amortized cost basis of the loan.

Based on management's analysis, adjustments may be applied for additional factors impacting the risk of loss in the loan portfolio beyond the quantitatively calculated reserve on collectively evaluated loans. As the quantitative reserve calculation incorporates historical conditions, management may consider an additional or reduced reserve is warranted through qualitative risk factors based on current and expected conditions. These qualitative risk factors include significant or unexpected changes in:
•Lending policies, procedures, underwriting standards and recovery practices;
•Nature and volume of loans;
•Concentrations of credit;
•Collateral valuation trends;
•Delinquency and classified loan trends;
•Experience, ability and depth of management and lending staff;
•Quality of loan review system; and
•Economic conditions and other external factors.
For PCD loans, the nonaccrual status is determined in the same manner as for other loans. In accordance with the CECL standard, the Company accounts for its PCD loans under ASC 310-20, Receivables - Nonrefundable Fees and Other Assets ("ASC 310-20"). These loans are initially recorded at fair value and include credit and interest rate marks associated with acquisition accounting adjustments. Purchase premiums or discounts are subsequently amortized as an adjustment to yield over the estimated contractual lives of the loans. Under ASC 310-20, the acquired loans are evaluated on an individual asset level, and not maintained in pools and accounted for as units of accounts, which would permit treating each pool as a single asset.
In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). ASU 2022-02 requires that the Company evaluate, based on the accounting for loan modifications, whether the borrower is experiencing financial difficulty, if the modification results in a more-than-insignificant direct change in the contractual cash flows and whether the modifications represent terms that would result in a new loan or a continuation of an existing loan. The Company refers to these loans as "financial difficulty modifications" or "FDMs." This change requires all loan modifications to be accounted for under the general loan modification guidance in ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, and subjects entities to new disclosure requirements on loan modifications to borrowers experiencing financial difficulty. If a modification occurs while the loan is on accrual status, it will continue to accrue interest under the modified terms. After the initial modification and recognition of a FDM, the Company will monitor the performance of the borrower. If no subsequent qualifying modifications are made to the FDM, the loan does not require disclosure in the current period's disclosures after the one-year period has elapsed.
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
See Note 4, Loans and Allowance for Credit Losses, to the unaudited condensed consolidated financial statements under Part I, Item 1, "Financial Information," for a description of the Company’s loan classes and differing levels of associated credit risk.
Allowance for Credit Losses on AFS Securities
Under CECL, the Company is still required to conduct an impairment evaluation on AFS securities to determine whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If these situations apply, the guidance continues to require the Company to reduce the security's amortized cost basis down to its fair value through earnings. The Company also evaluates the unrealized losses on AFS securities to determine if a security's decline in fair value below its amortized cost basis is due to credit factors. The evaluation is based upon factors such as the creditworthiness of the underlying borrowers, performance of the underlying collateral, if applicable, and the level of credit support in the security structure. Management also evaluates other factors and circumstances that may be indicative of a decline in the fair value of the security due to a credit factor. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost and near-term prospects of the issuer. If this assessment indicates that a credit loss exists, the present value of the expected cash flows of the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost, an ACL is recorded for the credit loss, which is limited by the amount that the fair value is less than the amortized cost basis. Any additional amount of loss would be due to non-credit factors and is recorded in AOCI, net of taxes. If a credit loss is recognized in earnings, subsequent improvements to the expectation of collectability will be recognized through the ACL. If the fair value of the security increases above its amortized cost, the unrealized gain will be recorded in AOCI, net of taxes, on the unaudited condensed consolidated statements of financial condition. Accrued interest receivable on AFS securities is excluded from the estimate of credit losses.
See Note 3, Investment Securities, to the unaudited condensed consolidated financial statements under Part I, Item 1, "Financial Information," for a description of the Company’s investment securities and impairment evaluation.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The updated guidance requires enhanced disclosures for significant expenses by reportable operating segments. The significant expense categories would be those regularly provided to the Company's chief operating decision-maker ("CODM") and included in an operating segment's measures of profit or loss. Other required disclosures include the composition of other segment items, the title and position of the CODM and an explanation on how the CODM evaluates and uses the reportable segment's performance. This guidance for segment reporting is effective for fiscal years beginning after December 15, 2023 and interim periods with fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will adopt the new standard for the annual reporting period beginning January 1, 2024 and for interim periods beginning January 1, 2025. The Company is not currently required to report segment information and, as such, does not anticipate that the updated guidance will have a significant impact on its consolidated financial statements.
In December 2023, the Financial Accounting Standards Board issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require updates to the disclosures of the income tax rate reconciliation and income taxes paid. The income tax rate reconciliation will require expanded disclosure, using percentages and reporting currency amounts, to include specific categories, including state and local income tax, net of the federal income tax effect, tax credits and nontaxable and nondeductible items, with additional qualitative explanations of individually significant reconciling items. The amount of income taxes paid will require disaggregation by jurisdictional categories: federal, state and foreign. This guidance for income tax disclosures is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the updated guidance; however, management does not expect it will have a significant impact on its consolidated financial statements.
NOTE 2. PENDING MERGER
On December 12, 2023, the Company entered into an Agreement and Plan of Merger with Codorus Valley Bancorp, Inc., a Pennsylvania corporation, pursuant to which Codorus Valley will be merged with and into Orrstown, with Orrstown as the surviving corporation (the “Merger”). Promptly following the Merger, Codorus Valley’s wholly-owned bank subsidiary, PeoplesBank, A Codorus Valley Company, a Pennsylvania-chartered bank, will be merged with and into Orrstown Bank, a Pennsylvania-chartered bank, which is the wholly-owned subsidiary of Orrstown, with Orrstown Bank as the surviving bank.
The consideration payable to Codorus Valley shareholders upon completion of the Merger will consist of whole shares of Orrstown common stock, no par value per share (“Orrstown Common Stock”), and cash in lieu of fractional shares of Orrstown Common Stock. Upon consummation of the Merger, each share of Codorus Valley common stock, $2.50 par value per share, excluding shares held in treasury by Codorus Valley, issued and outstanding immediately prior to the effective time of the Merger will be canceled and converted into the right to receive 0.875 shares of Orrstown Common Stock.
As of March 31, 2024 and December 31, 2023, Codorus Valley had total assets of $2.2 billion, total loans of $1.7 billion and total deposits of $1.9 billion. Common shares outstanding totaled 9,662,378 and 9,642,851 at March 31, 2024 and December 31, 2023, respectively. Codorus Valley operates 22 full-service branches and eight limited purpose branches in Pennsylvania and Maryland. The transaction is subject to regulatory approvals and satisfaction of customary closing conditions, including approval from Orrstown and Codorus Valley shareholders. The transaction is expected to close in the third quarter of 2024.

NOTE 3. INVESTMENT SECURITIES
At March 31, 2024 and December 31, 2023, all investment securities were classified as AFS. The following table summarizes amortized cost, fair value and ACL of investment securities, and the corresponding amounts of gross unrealized gains and losses recognized in AOCI, and the allowance for credit losses at March 31, 2024 and December 31, 2023:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2024
U.S. Treasury securities	$20,054	$—	$2,385	$—	$17,669
U.S. Government Agencies	3,721	138	—	—	3,859
States and political subdivisions	221,121	15	20,268	—	200,868
GSE residential MBSs	61,468	—	3,512	—	57,956
GSE commercial MBSs	4,065	319	—	—	4,384
GSE residential CMOs	98,182	—	6,738	—	91,444
Non-agency CMOs	38,208	238	3,736	—	34,710
Asset-backed	105,216	487	1,804	—	103,899
Other	120	—	—	—	120
Totals	$552,155	$1,197	$38,443	$—	$514,909
December 31, 2023
U.S. Treasury securities	$20,057	$—	$2,217	$—	$17,840
U.S. Government Agencies	3,994	157	—	—	4,151
States and political subdivisions	221,624	28	18,530	—	203,122
GSE residential MBSs	61,669	—	4,037	—	57,632
GSE commercial MBS	4,387	356	—	—	4,743
GSE residential CMOs	79,284	18	6,200	—	73,102
Non-agency CMOs	48,162	316	3,809	—	44,669
Asset-backed	109,786	442	2,094	—	108,134
Other	126	—	—	—	126
Totals	$549,089	$1,317	$36,887	$—	$513,519

The following table summarizes investment securities with unrealized losses at March 31, 2024 and December 31, 2023, aggregated by major investment security type and the length of time in a continuous unrealized loss position.

	Less Than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
March 31, 2024
U.S. Treasury securities	—	$—	$—	3	$17,669	$2,385	3	$17,669	$2,385
States and political subdivisions	3	1,983	65	41	198,128	20,203	44	200,111	20,268
GSE residential MBSs	—	—	—	15	57,956	3,512	15	57,956	3,512
GSE residential CMOs	6	25,516	159	15	60,657	6,579	21	86,173	6,738
Non-agency CMOs	2	3,626	39	5	22,536	3,697	7	26,162	3,736
Asset-backed	—	—	—	15	71,562	1,804	15	71,562	1,804
Totals	11	$31,125	$263	94	$428,508	$38,180	105	$459,633	$38,443
December 31, 2023
U.S. Treasury securities	—	$—	$—	3	$17,840	$2,217	3	$17,840	$2,217
States and political subdivisions	4	2,419	53	40	199,933	18,477	44	202,352	18,530
GSE residential MBSs	—	—	—	15	57,632	4,037	15	57,632	4,037
GSE residential CMOs	4	12,710	186	14	56,765	6,014	18	69,475	6,200
Non-agency CMOs	3	11,531	83	4	16,334	3,726	7	27,865	3,809
Asset-backed	1	865	4	15	74,407	2,090	16	75,272	2,094
Totals	12	$27,525	$326	91	$422,911	$36,561	103	$450,436	$36,887

The Company is required to conduct an impairment evaluation on AFS securities to determine whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If these situations apply, the guidance requires the Company to reduce the security's amortized cost basis down to its fair value through earnings. The Company also evaluates the unrealized losses on AFS securities to determine if a security's decline in fair value below its amortized cost basis is due to credit factors. The evaluation is based upon factors such as the creditworthiness of the underlying issuers, performance of the underlying collateral, if applicable, and the level of credit support in the security structure. Management also evaluates other factors and circumstances that may be indicative of a decline in the fair value of the security due to a credit factor. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost and near-term prospects of the issuer. If this assessment indicates that a credit loss exists, the present value of the expected cash flows of the security is compared to the amortized cost basis of the security. Under the CECL standard, if the present value of the cash flows expected to be collected is less than the amortized cost, an ACL is recorded for the credit loss, which is limited by the amount that the fair value is less than the amortized cost basis. Any additional amount of loss would be due to non-credit factors and is recorded in AOCI, net of taxes. If a credit loss is recognized in earnings, subsequent improvements to the expectation of collectability will be recognized through the ACL. If the fair value of the security increases above its amortized cost, the unrealized gain will be recorded in AOCI, net of taxes, on the unaudited condensed consolidated balance sheets.
The Company did not record an ACL on the AFS securities at March 31, 2024, December 31, 2023 or upon implementation of CECL on January 1, 2023. As of these periods, the Company considers the unrealized losses on the AFS securities to be related to fluctuations in market conditions, primarily interest rates, and not reflective of deterioration in credit. In addition, the Company maintains that it has the intent and ability to hold these AFS securities until the amortized cost is recovered and it is more likely than not that any of AFS securities in an unrealized loss position would not be required to be sold. At March 31, 2024 and December 31, 2023, unrealized losses were higher than prior periods due to market uncertainty resulting from inflation and higher interest rates from the time of the security purchase.
U.S. Treasury Securities. The unrealized losses presented in the table above have been caused by an increase in rates from the time these securities were purchased. Management considers the full faith and credit of the U.S. government in determining whether declines in fair value are due to credit factors.
States and Political Subdivisions. The unrealized losses presented in the table above have been caused by a rise in interest rates from the time these securities were purchased. Management evaluates the financial performance of the issuers, including the investment rating, the state of the issuer of the security and other support in determining whether declines in fair value are due to credit factors.
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
The Company does not intend to sell the aforementioned investment securities with unrealized losses and it is more likely than not that the Company will not be required to sell them before recovery of their amortized cost basis, which may be maturity. In addition, the unrealized losses are not credit related. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at March 31, 2024.

The following table summarizes amortized cost and fair value of investment securities by contractual maturity at March 31, 2024. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	31,400	28,140
Due after five years through ten years	56,101	50,898
Due after ten years	157,515	143,478
CMOs and MBSs	201,923	188,494
Asset-backed	105,216	103,899
Totals	$552,155	$514,909
The following table summarizes proceeds from sales of investment securities and gross gains and gross losses for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Proceeds from sale of investment securities	$—	$—
Gross gains	—	—
Gross losses	5	8
During the three months ended March 31, 2024 and 2023, the Company recorded investment security losses of $5 thousand and $8 thousand, respectively, from mark-to-market losses on an equity security. During the three months ended March 31, 2024 and 2023, the Company did not sell any investment securities. Investment securities with a fair value of $448.7 million and $439.7 million at March 31, 2024 and December 31, 2023, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.
NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES
The Company’s loan portfolio is grouped into segments, which are further broken down into classes to allow management to monitor the performance by the borrower and to monitor the yield on the portfolio. The risks associated with lending activities differ among the various loan classes and are subject to the impact of changes in interest rates, market conditions of collateral securing the loans, and general economic conditions. All of these factors may adversely impact both the borrower’s ability to repay its loans and the value of its associated collateral.
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
Non-owner occupied and multi-family commercial real estate loans and non-owner occupied residential loans present a different credit risk to the Company than owner-occupied commercial real estate loans, as the repayment of the loan is dependent upon the borrower’s ability to generate a sufficient level of occupancy to produce rental income that exceeds debt service requirements and operating expenses. Lower occupancy or lease rates may result in a reduction in cash flows, which hinders the ability of the borrower to meet debt service requirements and may result in lower collateral values. The Company generally recognizes that greater risk is inherent in these credit relationships compared to owner-occupied loans mentioned above.
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
Commercial and industrial loans include advances to businesses for general commercial purposes and include permanent and short-term working capital, machinery and equipment financing, and may be either in the form of lines of credit or term loans. Although commercial and industrial loans may be unsecured to our highest-rated borrowers, the majority of these loans are secured by the borrower’s accounts receivable, inventory and machinery and equipment. In a significant number of these loans, the collateral also includes the business real estate or the business owner’s personal real estate or assets. Commercial and industrial loans present credit exposure to the Company, as they are more susceptible to risk of loss during a downturn in the economy as borrowers may have greater difficulty in meeting their debt service requirements and the value of the collateral may decline. The Company attempts to mitigate this risk through its underwriting standards, including evaluating the creditworthiness of the borrower and, to the extent available, credit ratings on the business. Additionally, monitoring of the loans through annual renewals and meetings with the borrowers is typical. However, these procedures cannot eliminate the risk of loss associated with commercial and industrial lending. At March 31, 2024 and December 31, 2023, commercial and industrial loans include $5.4 million and $5.7 million, respectively, net of deferred fees and costs, originated through the SBA PPP. At March 31, 2024, the Bank has $56 thousand of net deferred SBA PPP fees remaining to be recognized through net interest income over the remaining life of the loans. As these loans are 100% guaranteed by the SBA, there is no associated ACL at March 31, 2024 and December 31, 2023.
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
Installment and other loans’ credit risk is mitigated through prudent underwriting standards, including evaluation of the creditworthiness of the borrower through credit scores and debt-to-income ratios and, if secured, the collateral value of the assets. These loans can be unsecured or secured by assets the value of which may depreciate quickly or may fluctuate and may present a greater risk to the Company than 1-4 family residential loans.

The following table presents the loan portfolio by segment and class, excluding residential LHFS, at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Commercial real estate:
Owner occupied	$364,280	$373,757
Non-owner occupied	707,871	694,638
Multi-family	147,773	150,675
Non-owner occupied residential	91,858	95,040
Acquisition and development:
1-4 family residential construction	22,277	24,516
Commercial and land development	118,010	115,249
Commercial and industrial	365,524	367,085
Municipal	10,925	9,812
Residential mortgage:
First lien	270,748	266,239
Home equity - term	4,966	5,078
Home equity - lines of credit	189,966	186,450
Installment and other loans	8,875	9,774
Total loans	$2,303,073	$2,298,313
In order to monitor ongoing risk associated with its loan portfolio and specific loans within the segments, management uses an internal grading system. The first several rating categories, representing the lowest risk to the Bank, are combined and given a “Pass” rating. Management generally follows regulatory definitions in assigning criticized ratings to loans, including "Special Mention," "Substandard," "Doubtful" or "Loss." The Special Mention category includes loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Bank's position at some future date. These assets pose elevated risk, but their weakness does not yet justify a more severe, or classified rating. Substandard loans are classified as they have a well-defined weakness, or weaknesses that jeopardize liquidation of the debt. These loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Substandard loans include loans that management may determine to be either individually evaluated, referred to as "Substandard - Individually Evaluated Loan," or collectively evaluated, referred to as "Substandard Non-Individually Evaluated Loan." A Doubtful loan has a high probability of total or substantial loss, but because of specific pending events that may strengthen the asset, its classification as Loss is deferred. Loss loans are considered uncollectible, as the borrowers are often in bankruptcy, have suspended debt repayments, or have ceased business operations. Once a loan is classified as Loss, there is little prospect of collecting the loan’s principal or interest and it is charged off.
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

The following table presents the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of March 31, 2024 and December 31, 2023. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan and payment activity, which residential mortgage and installment and other consumer loans are presented below based on payment performance: performing or nonperforming.

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$7,004	$50,993	$100,503	$70,796	$20,786	$80,037	$3,867	$—	$333,986
Special mention	—	—	—	3,741	1,165	1,287	—	—	6,193
Substandard - Non-IEL	—	708	10,092	481	6,034	2,526	335	—	20,176
Substandard - IEL	—	—	—	—	—	3,925	—	—	3,925
Total owner-occupied loans	$7,004	$51,701	$110,595	$75,018	$27,985	$87,775	$4,202	$—	$364,280
Current period gross charge offs - owner-occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied:
Risk rating
Pass	$17,334	$82,531	$107,154	$231,786	$82,923	$179,199	$534	$—	$701,461
Special mention	—	—	—	—	520	2,079	—	—	2,599
Substandard - Non-IEL	—	—	—	—	—	2,718	—	865	3,583
Substandard - IEL	—	—	—	—	—	228	—	—	228
Total non-owner occupied loans	$17,334	$82,531	$107,154	$231,786	$83,443	$184,224	$534	$865	$707,871
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family:
Risk rating
Pass	$599	$2,683	$62,971	$28,564	$12,602	$38,577	$126	$—	$146,122
Special mention	—	—	—	—	—	418	—	—	418
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	1,233	—	—	1,233
Total multi-family loans	$599	$2,683	$62,971	$28,564	$12,602	$40,228	$126	$—	$147,773
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied residential:
Risk rating
Pass	$887	$10,189	$20,822	$16,626	$7,689	$32,400	$146	$—	$88,759
Special mention	—	—	—	—	—	698	—	—	698
Substandard - Non-IEL	—	—	—	—	—	365	20	—	385
Substandard - IEL	—	2	—	185	1,125	704	—	—	2,016
Total non-owner occupied residential loans	$887	$10,191	$20,822	$16,811	$8,814	$34,167	$166	$—	$91,858
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$—	$—	$—	$—	$—	$—
continued

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$2,906	$17,880	$1,270	$—	$—	$—	$—	$—	$22,056
Special mention	—	221	—	—	—	—	—	—	221
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total 1-4 family residential construction loans	$2,906	$18,101	$1,270	$—	$—	$—	$—	$—	$22,277
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and land development:
Risk rating
Pass	$2,504	$37,248	$43,572	$6,111	$9,869	$1,225	$6,689	$8,202	$115,420
Special mention	—	—	—	—	854	430	—	—	1,284
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	1,306	—	—	1,306
Total commercial and land development loans	$2,504	$37,248	$43,572	$6,111	$10,723	$2,961	$6,689	$8,202	$118,010
Current period gross charge offs - commercial and land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial:
Risk rating
Pass	$13,291	$64,946	$65,981	$62,595	$23,083	$29,681	$88,673	$1,250	$349,500
Special mention	—	—	1,387	35	9	730	2,407	—	4,568
Substandard - Non-IEL	—	14	—	6,112	—	225	5,104	—	11,455
Substandard - IEL	—	—	1	—	—	—	—	—	1
Total commercial and industrial loans	$13,291	$64,960	$67,369	$68,742	$23,092	$30,636	$96,184	$1,250	$365,524
Current period gross charge offs - commercial and industrial	$—	$—	$46	$—	$—	$—	$—	$—	$46
Municipal:
Risk rating
Pass	$1,580	$—	$—	$3,160	$—	$—	$6,185	$—	$10,925
Total municipal loans	$1,580	$—	$—	$3,160	$—	$—	$6,185	$—	$10,925
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential mortgage:
First lien:
Payment performance
Performing	$9,076	$45,888	$68,632	$34,357	$7,925	$101,445	$—	$634	$267,957
Nonperforming	—	—	—	—	—	2,791	—	—	2,791
Total first lien loans	$9,076	$45,888	$68,632	$34,357	$7,925	$104,236	$—	$634	$270,748
Current period gross charge offs - first lien	$—	$—	$—	$—	$—	$—	$—	$—	$—
continued

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Home equity - term:
Payment performance
Performing	$331	$501	$692	$74	$408	$2,958	$—	$—	$4,964
Nonperforming	—	—	—	—	—	2	—	—	2
Total home equity - term loans	$331	$501	$692	$74	$408	$2,960	$—	$—	$4,966
Current period gross charge offs - home equity - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$111,751	$76,689	$188,440
Nonperforming	—	—	—	—	—	—	1,308	218	1,526
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$113,059	$76,907	$189,966
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$—	$—	$—	$—
Installment and other loans:
Payment performance
Performing	$366	$626	$357	$304	$96	$1,178	$5,920	$—	$8,847
Nonperforming	—	3	—	—	—	21	4	—	28
Total Installment and other loans	$366	$629	$357	$304	$96	$1,199	$5,924	$—	$8,875
Current period gross charge offs - installment and other	$24	$12	$—	$—	$—	$17	$—	$—	$53

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$50,829	$103,192	$69,888	$21,232	$21,251	$62,634	$4,941	$—	$333,967
Special mention	—	—	2,517	1,176	—	1,314	—	—	5,007
Substandard - Non-IEL	—	9,923	—	6,075	—	2,687	312	—	18,997
Substandard - IEL	—	—	—	13,366	—	2,420	—	—	15,786
Total owner-occupied loans	$50,829	$113,115	$72,405	$41,849	$21,251	$69,055	$5,253	$—	$373,757
Current period gross charge offs - owner-occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied:
Risk rating
Pass	$82,879	$102,212	$235,031	$83,652	$63,176	$120,696	$509	$—	$688,155
Special mention	—	—	—	524	—	2,112	—	—	2,636
Substandard - Non-IEL	—	—	—	—	—	2,739	—	868	3,607
Substandard - IEL	—	—	—	—	—	240	—	—	240
Total non-owner occupied loans	$82,879	$102,212	$235,031	$84,176	$63,176	$125,787	$509	$868	$694,638
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
continued

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Multi-family:
Risk rating
Pass	$2,701	$61,805	$28,541	$12,694	$7,437	$33,895	$117	$—	$147,190
Special mention	—	—	—	—	244	2,008	—	—	2,252
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	1,233	—	—	1,233
Total multi-family loans	$2,701	$61,805	$28,541	$12,694	$7,681	$37,136	$117	$—	$150,675
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied residential:
Risk rating
Pass	$10,075	$20,473	$16,947	$7,974	$6,444	$28,319	$1,130	$—	$91,362
Special mention	—	—	—	—	—	731	—	—	731
Substandard - Non-IEL	—	—	—	—	—	375	—	—	375
Substandard - IEL	2	—	192	1,461	—	917	—	—	2,572
Total non-owner occupied residential loans	$10,077	$20,473	$17,139	$9,435	$6,444	$30,342	$1,130	$—	$95,040
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$—	$—	$12	$—	$—	$12
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$18,820	$5,400	$—	$—	$—	$—	$—	$—	$24,220
Special mention	222	—	74	—	—	—	—	—	296
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total 1-4 family residential construction loans	$19,042	$5,400	$74	$—	$—	$—	$—	$—	$24,516
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and land development:
Risk rating
Pass	$28,829	$48,453	$9,847	$9,927	$110	$1,774	$6,574	$6,936	$112,450
Special mention	—	—	—	1,001	—	437	—	—	1,438
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	1,361	—	—	1,361
Total commercial and land development loans	$28,829	$48,453	$9,847	$10,928	$110	$3,572	$6,574	$6,936	$115,249
Current period gross charge offs - commercial and land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
continued

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial and Industrial:
Risk rating
Pass	$67,735	$69,670	$67,117	$24,580	$10,753	$20,775	$86,475	$1,522	$348,627
Special mention	—	4,251	4,364	11	552	356	2,258	—	11,792
Substandard - Non-IEL	—	—	4,682	—	5	225	1,082	—	5,994
Substandard - IEL	—	69	—	7	—	455	141	—	672
Total commercial and industrial loans	$67,735	$73,990	$76,163	$24,598	$11,310	$21,811	$89,956	$1,522	$367,085
Current period gross charge offs - commercial and industrial	$—	$161	$106	$—	$—	$8	$473	$—	$748
Municipal:
Risk rating
Pass	$—	$—	$3,403	$—	$—	$6,409	$—	$—	$9,812
Total municipal loans	$—	$—	$3,403	$—	$—	$6,409	$—	$—	$9,812
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential mortgage:
First lien:
Payment performance
Performing	$43,641	$71,311	$34,704	$8,056	$7,465	$97,943	$—	$638	$263,758
Nonperforming	—	—	—	—	120	2,361	—	—	2,481
Total first lien loans	$43,641	$71,311	$34,704	$8,056	$7,585	$100,304	$—	$638	$266,239
Current period gross charge offs - first lien	$—	$—	$—	$—	$—	$58	$—	$—	$58
Home equity - term:
Payment performance
Performing	$607	$732	$90	$426	$115	$3,105	$—	$—	$5,075
Nonperforming	—	—	—	—	—	3	—	—	3
Total home equity - term loans	$607	$732	$90	$426	$115	$3,108	$—	$—	$5,078
Current period gross charge offs - home equity - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$107,967	$77,171	$185,138
Nonperforming	—	—	—	—	—	—	1,296	16	1,312
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$109,263	$77,187	$186,450
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$—	$40	$—	$40
Installment and other loans:
Payment performance
Performing	$758	$413	$332	$106	$670	$947	$6,500	$—	$9,726
Nonperforming	3	—	—	—	33	12	—	—	48
Total Installment and other loans	$761	$413	$332	$106	$703	$959	$6,500	$—	$9,774
Current period gross charge offs - installment and other	$181	$24	$—	$—	$4	$10	$28	$—	$247

For commercial real estate, acquisition and development, commercial and industrial and municipal segments, a loan is evaluated individually when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining expected credit losses, and whether the loan will be individually evaluated, include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not individually evaluated. Generally, loans that are more than 90 days past due will be individually evaluated for a specific reserve. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed to determine if the loan should be placed on nonaccrual status. Nonaccrual loans are, by definition, deemed to be individually evaluated under CECL. A specific reserve allocation for individually evaluated loans is measured on a loan-by-loan basis for commercial and construction loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. For loans that are experiencing financial difficulty for extended periods of time, periodic updates on fair values are obtained, which may include updated appraisals. Updated fair values are incorporated into the analysis in the next reporting period.
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
At March 31, 2024 and December 31, 2023, the Company’s individually evaluated loans were measured based on the estimated fair value of the collateral securing the loan, except for purchased auto loans on nonaccrual status and accruing loans accounted for as TDRs prior to the adoption of ASU 2022-02. For real estate loans, collateral generally consists of commercial or residential real estate, but in the case of commercial and industrial loans, it could also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
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
•Discounted cash flows – in limited cases, DCF may be used on projects in which the collateral is liquidated to reduce the borrowings outstanding and is used to validate collateral values derived from other approaches.
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
The following table presents the amortized cost basis of nonaccrual loans, according to loan class, with and without reserves on individually evaluated loans as of March 31, 2024 and December 31, 2023. The Company did not recognize interest income on nonaccrual loans during the three months ended March 31, 2024 and 2023.

	March 31, 2024				December 31, 2023
	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing
Commercial real estate:
Owner-occupied	$—	$3,925	$3,925	$—	$—	$15,786	$15,786	$—
Non-owner occupied	—	228	228	—	—	240	240	—
Multi-family	—	1,233	1,233	—	—	1,233	1,233	—
Non-owner occupied residential	—	2,016	2,016	—	—	2,572	2,572	—
Acquisition and development:
Commercial and land development	—	1,306	1,306	—	—	1,361	1,361	—
Commercial and industrial	—	1	1	—	68	604	672	—
Residential mortgage:
First lien	—	2,621	2,621	24	—	2,309	2,309	66
Home equity – term	—	2	2	—	—	3	3	—
Home equity – lines of credit	—	1,526	1,526	75	—	1,312	1,312	—
Installment and other loans	7	21	28	—	3	36	39	—
Total	$7	$12,879	$12,886	$99	$71	$25,456	$25,527	$66
A loan is considered to be collateral-dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral. At March 31, 2024 and December 31, 2023, substantially all individually evaluated loans were collateral-dependent and consisted primarily of commercial real estate, acquisition and development and residential mortgage loans, which were primarily secured by commercial or residential real estate. All of the Company’s collateral-dependent loans had appraised collateral values which exceeded the amortized cost basis of the related loan except for two consumer installment loans as of March 31, 2024 and one commercial and industrial loan and one consumer installment loan as of December 31, 2023.

The following table presents the amortized cost basis of collateral-dependent loans by class as of March 31, 2024 and December 31, 2023:

	Type of Collateral
March 31, 2024	Business Assets	Commercial Real Estate	Equipment	Land	Residential Real Estate	Other	Total
Commercial real estate:
Owner occupied	$—	$3,925	$—	$—	$—	$—	$3,925
Non-owner occupied	—	228	—	—	—	—	228
Multi-family	—	1,233	—	—	—	—	1,233
Non-owner occupied residential	—	2,016	—	—	—	—	2,016
Acquisition and development:
Commercial and land development	—	—	—	1,306	—	—	1,306
Commercial and industrial	2	—	1	—	—	—	3
Residential mortgage:
First lien	—	—	—	—	2,545	—	2,545
Home equity - term	—	—	—	—	2	—	2
Home equity - lines of credit	—	—	—	—	1,526	—	1,526
Installment and other loans	—	—	3	—	—	—	3
Total	$2	$7,402	$4	$1,306	$4,073	$—	$12,787
December 31, 2023
Commercial real estate:
Owner occupied	$—	$15,786	$—	$—	$—	$—	$15,786
Non-owner occupied	—	240	—	—	—	—	240
Multi-family	—	1,233	—	—	—	—	1,233
Non-owner occupied residential	—	2,572	—	—	—	—	2,572
Acquisition and development:
Commercial and land development	—	—	—	1,361	—	—	1,361
Commercial and industrial	2	76	594	—	—	—	672
Residential mortgage:
First lien	—	—	—	—	2,231	—	2,231
Home equity - term	—	—	—	—	3	—	3
Home equity - lines of credit	—	—	—	—	1,312	—	1,312
Installment and other loans	—	—	18	—	—	—	18
Total	$2	$19,907	$612	$1,361	$3,546	$—	$25,428

ASU 2022-02 requires that the Company evaluate, based on the accounting for loan modifications, whether the borrower is experiencing financial difficulty and the modification results in a more-than-insignificant direct change in the contractual cash flows and represents a new loan or a continuation of an existing loan. This change requires all loan modifications to be accounted for under the general loan modification guidance in ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, and subjects entities to new disclosure requirements on loan modifications to borrowers experiencing financial difficulty.
The Company may modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, interest rate reduction or an other-than-insignificant payment delay. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL. The Company may also provide multiple types of modifications on an individual loan. For the three months ended March 31, 2024 and 2023, the Company did not extend any modifications to borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan. For loans modified to borrowers experiencing financial difficulty, there were no payment defaults in the subsequent twelve months, and the Company has not committed to lend additional amounts to those borrowers.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due by aggregating loans based on its delinquencies. The following table presents the classes of the loan portfolio summarized by aging categories at March 31, 2024 and December 31, 2023:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due	Total Loans
March 31, 2024
Commercial real estate:
Owner occupied	$3,178	$81	$103	$3,362	$360,918	$364,280
Non-owner occupied	151	—	—	151	707,720	707,871
Multi-family	—	1,233	—	1,233	146,540	147,773
Non-owner occupied residential	52	946	863	1,861	89,997	91,858
Acquisition and development:
1-4 family residential construction	—	—	—	—	22,277	22,277
Commercial and land development	23	—	—	23	117,987	118,010
Commercial and industrial	127	41	31	199	365,325	365,524
Municipal	—	—	—	—	10,925	10,925
Residential mortgage:
First lien	4,690	464	661	5,815	264,933	270,748
Home equity - term	2	—	—	2	4,964	4,966
Home equity - lines of credit	1,374	424	888	2,686	187,280	189,966
Installment and other loans	47	31	4	82	8,793	8,875
	$9,644	$3,220	$2,550	$15,414	$2,287,659	$2,303,073

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due	Total Loans
December 31, 2023
Commercial real estate:
Owner occupied	$13,852	$—	$117	$13,969	$359,788	$373,757
Non-owner occupied	152	—	—	152	694,486	694,638
Multi-family	—	—	—	—	150,675	150,675
Non-owner occupied residential	—	—	192	192	94,848	95,040
Acquisition and development:
1-4 family residential construction	—	—	—	—	24,516	24,516
Commercial and land development	16	—	—	16	115,233	115,249
Commercial and industrial	27	69	625	721	366,364	367,085
Municipal	—	—	—	—	9,812	9,812
Residential mortgage:
First lien	5,433	1,058	721	7,212	259,027	266,239
Home equity - term	20	2	—	22	5,056	5,078
Home equity - lines of credit	1,801	100	839	2,740	183,710	186,450
Installment and other loans	84	28	19	131	9,643	9,774
	$21,385	$1,257	$2,513	$25,155	$2,273,158	$2,298,313
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
Lending Policies and Procedures, Underwriting Standards and Recovery Practices – including changes to credit policies and procedures, underwriting standards and perceived impact on anticipated losses, trends in the number of exceptions to loan policy, supervisory loan to value exceptions; and administration of loan recovery practices.
Delinquency and Classified Loan Trends – including delinquency percentages and internal loan ratings noted in the portfolio relative to economic conditions, severity of the delinquencies and the ratings and whether the ratios are trending upwards or downwards.
Collateral Valuation Trends – including underlying market conditions and impact on the collateral values securing the loans.
Experience, Ability and Depth of Management/Lending staff – including the level of experience of senior and middle management and the lending staff, turnover of the staff, and instances of repeat criticisms.
Quality of Loan Review System – including the level of experience of the loan review staff, in-house versus outsourced provider of review, turnover of the staff and instances of repeat criticisms from independent testing, which includes the evaluation of internal loan ratings of the portfolio.
Economic Conditions – including trends in the international, national, regional and local conditions that monitor the interest rate environment, inflationary pressures, the consumer price index, the housing price index, housing statistics, and bankruptcy rates.
Other External Factors - including regulatory and legal environment risks and competition.
All factors noted above were deemed appropriate at March 31, 2024. For the three months ended March 31, 2024, these factors were unchanged from December 31, 2023, except for a decrease in the Collateral Valuation Trends qualitative factor for the residential mortgage and installment and other loan segments.

The following table presents the activity in the ACL for the three months ended March 31, 2024 and :

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
March 31, 2024
Balance, beginning of period	$17,873	$2,241	$5,806	$157	$26,077	$2,424	$201	$2,625	$—	$28,702
Provision for credit losses	78	(9)	(461)	7	(385)	763	43	806	—	421
Charge-offs	—	—	(46)	—	(46)	—	(53)	(53)	—	(99)
Recoveries	24	1	90	—	115	6	20	26	—	141
Balance, end of period	$17,975	$2,233	$5,389	$164	$25,761	$3,193	$211	$3,404	$—	$29,165
March 31, 2023
Balance, beginning of period	$13,558	$3,214	$4,505	$24	$21,301	$3,444	$188	$3,632	$245	$25,178
Impact of adopting ASC 326	2,857	(214)	928	169	3,740	(1,121)	49	(1,072)	(245)	2,423
Provision for loan losses	262	215	412	(16)	873	(140)	(4)	(144)	—	729
Charge-offs	—	—	(86)	—	(86)	—	(56)	(56)	—	(142)
Recoveries	20	2	28	—	50	95	31	126	—	176
Balance, end of period	$16,697	$3,217	$5,787	$177	$25,878	$2,278	$208	$2,486	$—	$28,364
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
The following table summarizes the Company's operating leases at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Operating lease ROU assets	$10,593	$10,824
Operating lease ROU liabilities	11,403	11,614
Weighted-average remaining lease term (in years)	15.0	15.1
Weighted-average discount rate	4.4%	4.4%
The following table presents information related to the Company's operating leases for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash paid for operating lease liabilities	$335	$284
Operating lease expense	356	309

The following table presents expected future maturities of the Company's lease liabilities as of March 31, 2024:

2024	$1,014
2025	1,371
2026	1,403
2027	1,437
2028	1,194
Thereafter	10,187
16,606
Less: imputed interest	5,203
Total lease liabilities	$11,403
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
At March 31, 2024 and December 31, 2023, goodwill was $18.7 million. No impairment charges were recorded in the three months ended March 31, 2024 and 2023.

Goodwill is not amortized, but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit.
The Company conducted its last annual goodwill impairment test as of November 30, 2023 using generally accepted valuation methods. As a result of that impairment test, no goodwill impairment was identified. No changes occurred that would impact the results of that analysis through March 31, 2024.
The following table presents changes in and components of other intangible assets for the three months ended March 31, 2024 and 2023. No impairment charges were recorded on other intangible assets during the three months ended March 31, 2024 and March 31, 2023.

	Three Months Ended March 31,
	2024	2023
Beginning of period	$2,414	$3,078
Amortization expense	(225)	(250)
Balance, end of period	$2,189	$2,828
The following table presents the components of other identifiable intangible assets at March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$8,390	$6,454	$8,390	$6,247
Other customer relationship intangibles	289	36	289	18
Total	$8,679	$6,490	$8,679	$6,265

The following table presents future estimated aggregate amortization expense for other identifiable intangible assets at March 31, 2024:

2024	$611
2025	656
2026	476
2027	297
2028	120
Thereafter	29
$2,189
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
At March 31, 2024, 1,281,920 shares of the common stock of the Company were reserved, of which 283,033 shares are available to be issued.
The following table presents a summary of nonvested restricted shares activity for the three months ended March 31, 2024:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares, beginning of year	291,231	$22.85
Granted	141,584	27.64
Forfeited	(1,378)	24.22
Vested	(106,692)	20.91
Nonvested shares, at period end	324,745	$25.57
The following table presents restricted share compensation expense, with tax benefit information, and fair value of shares vested, for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Restricted share award expense	$945	$616
Restricted share award tax benefit	198	129
Fair value of shares vested	2,888	2,037
The unrecognized compensation expense related to the share awards totaled $6.1 million at March 31, 2024 and $3.4 million at December 31, 2023. The unrecognized compensation expense at March 31, 2024 is expected to be recognized over a weighted-average period of 2.2 years.
The Company maintains an employee stock purchase plan to provide employees of the Company with an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed the lesser of the IRS limit of $25,000 or 10% of their annual salary at the lower of 95% of the fair market value of the shares on the semi-annual offering date, or related purchase date. The purchases occur in March and September of each year. The Company reserved 350,000 shares of its common stock to be issued under the employee stock purchase plan. At March 31, 2024, 135,296 shares were available to be issued.

The following table presents information for the employee stock purchase plan for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Shares purchased	3,850	3,003
Weighted average price of shares purchased	$20.67	$21.85
Compensation expense recognized	$22	$3
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
Interest rate swaps designated as cash flow hedges involve limiting the Company's exposure to fluctuations in future cash flows through the receipt of fixed or variable amounts from a counterparty in exchange for the Company making variable-rate or fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period due to circumstances. Upon discontinuance, the associated gains and losses deferred in AOCI are reclassified immediately into earnings and subsequent changes in the fair value of the cash flow hedge are recognized in earnings.
At March 31, 2024 and December 31, 2023, the Company had two interest rate swaps designated as cash flow hedges with a total notional value of $125.0 million, which included a pay-fixed hedge with a notional value of $75.0 million for the purpose of hedging variable cash flows associated with the Company's borrowings and a pay-floating hedge of $50.0 million for the purpose of hedging the variable cash flows of selected AFS securities or loans. During the three months ended March 31, 2024, the Company did not enter into new interest rate swaps designated as cash flow hedges.
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
At March 31, 2024 and December 31, 2023, the Company had three pay-fixed interest rate swaps on certain closed portfolio loans with our commercial clients with a total notional value of $100.0 million. The commercial loans are scheduled to mature at various dates ranging from December 2026 to October 2054. The interest rate swaps are designated as fair value hedges and allow the Company to offer long-term fixed rate loans to commercial clients while mitigating the interest rate risk of a long-term asset by converting fixed rate interest payments to floating rate interest payments indexed to a synthetic U.S. SOFR rate. During the three months ended March 31, 2024, the Company did not enter into new interest rate swaps designated as fair value hedges.
The Company enters into interest rate swap agreements that allow its commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. In addition, the Company may enter into interest rate caps that allow its commercial loan customers to gain protection against significant interest rate increases and provide an upper limit, or cap, on the variable interest rate. The Company then enters into a corresponding swap or cap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps and interest rate caps with both the customers and third parties are not designated as hedges and are marked through earnings. At March 31, 2024, the Company had 35 customer and 35 corresponding third-party broker interest rate derivatives not designated as a hedging instrument with an aggregate notional amount of $504.3 million compared to $444.8 million in notional amount of such derivative instruments at December 31, 2023. The Company entered into one new interest rate swap with a commercial loan customer and recognized swap fee income of $199 thousand during the three months ended March 31, 2024. The Company entered into zero new interest rate swaps during the three months ended March 31, 2023. Swap fee income is included in noninterest income in the unaudited condensed consolidated statements of income.
At March 31, 2024 and December 31, 2023, the Company had cash collateral of $7.0 million and $6.6 million with third parties for certain of these derivatives, respectively. At March 31, 2024 and December 31, 2023, the Company received cash collateral of $9.2 million and $4.4 million from a counterparty for these derivatives, respectively.
The Company also may enter into risk participation agreements with a financial institution counterparty for an interest rate derivative contract related to a loan in which the Company may be a participant or the agent bank. The risk participation agreement provides credit protection to the agent bank should the borrower fail to perform on its interest rate derivative contracts with the agent bank. The Company manages its credit risk on the risk participation agreement by monitoring the creditworthiness of the borrower, which is based on the same credit review process as though the Company had entered into the derivative instruments directly with the borrower. The notional amount of such risk participation agreement reflects the Company’s pro-rata share of the derivative instrument, consistent with its share of the related participated loan. At March 31, 2024 and December 31, 2023, the Company had four risk participation agreements with sold protection with a notional value of $32.9 million and $32.7 million, respectively. In addition, the Company had five risk participations with purchased protection with a notional value of $23.9 million at March 31, 2024 compared to three risk participations with purchased protection with a notional value of $11.0 million at December 31, 2023. The Company entered into two risk participation agreements with purchased protection during the three months ended March 31, 2024. The Company did not enter into new risk participations during the three months ended March 31, 2023.
As a part of its normal residential mortgage operations, the Company will enter into an interest rate lock commitment with a potential borrower. The Company may enter into a corresponding commitment with an investor to sell that loan at a specific price shortly after origination. In accordance with FASB ASC 820, adjustments are recorded through earnings to account for the net change in fair value of these transactions for the held for sale loan pipeline. The fair value of held for sale loans can vary based on the interest rate locked with the customer and the current market interest rate at the balance sheet date.

The following table summarizes the fair value of the Company's derivative instruments at March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Cash flow hedge designation:
Interest rate swaps -FHLB advances	$75,000	Other assets	$1,486	$75,000	Other assets	$135
Interest rate swaps - AFS securities	50,000	Other liabilities	(348)	50,000	Other liabilities	(426)
Fair value hedge designation:
Interest rate swaps - commercial loans	75,000	Other assets	53	—	Other assets	—
Interest rate swaps - commercial loans	25,000	Other liabilities	(43)	100,000	Other liabilities	(1,718)
Total derivatives designated as hedging instruments			$1,148			$(2,009)

Derivatives not designated as hedging instruments:
Interest rate swaps	$246,281	Other assets	$11,563	$216,485	Other assets	$11,157
Interest rate swaps	246,281	Other liabilities	(11,616)	216,485	Other liabilities	(11,253)
Purchased options – rate cap	5,885	Other assets	9	5,909	Other assets	8
Written options – rate cap	5,885	Other liabilities	(8)	5,909	Other liabilities	(8)
Risk participations - sold credit protection	32,878	Other liabilities	(37)	32,722	Other liabilities	(59)
Risk participations - purchased credit protection	23,884	Other assets	86	11,035	Other assets	28
Interest rate lock commitments with customers	1,985	Other assets	56	2,181	Other assets	55
Forward sale commitments	517	Other liabilities	(2)	688	Other assets	(4)
Total derivatives not designated as hedging instruments			$51			$(76)
The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of March 31, 2024 and 2023.

	Carrying Amounts of Hedged Assets		Cumulative Amounts of Fair Value Hedging Adjustments Included in the Carrying Amounts of the Hedged Assets
	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023
Commercial loans	$100,000	$—	$(9)	$—

The following tables summarize the effect of the Company's derivative financial instruments on OCI and net income for the three months ended March 31, 2024 and 2023:

	Amount of Gain Recognized in OCI on Derivative
	Three Months Ended March 31,
	2024	2023
Derivatives in cash flow hedging relationships:
Interest rate products	$1,428	$319
Total	$1,428	$319

	Amount of Loss Reclassified from AOCI into Income		Location of Loss Recognized from AOCI into Income
Three Months Ended March 31,
	2024	2023
Derivatives in cash flow hedging relationships:
Interest rate products	$—	$—	Interest income
Total	$—	$—

	Amount of Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
	Three Months Ended March 31,
	2024	2023
Derivatives designated as hedging instruments
Fair value hedge designation:
Interest rate swaps - commercial loans (1)	$3	n/a	Interest income on loans

Derivatives not designated as hedging instruments:
Interest rate products	$44	$(159)	Other operating expenses
Risk participation agreements	81	(10)	Other operating expenses
Interest rate lock commitments with customers	2	22	Mortgage banking activities
Forward sale commitments	2	(132)	Mortgage banking activities
Total derivatives not designated as hedging instruments	$129	$(279)
(1) Amount includes the net of the change in the fair value of the interest rate swaps hedging commercial loans and the change in the carrying value included in the hedged commercial loans.
The following table is a summary of components for interest rate swaps designated as hedging instruments at March 31, 2024 and December 31, 2023:

	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity in Years
March 31, 2024
Cash flow hedge designation:
Interest rate swaps - FHLB advances	3.49%	5.32%	4.0
Interest rate swaps - AFS securities	5.32%	3.73%	0.5
Fair value hedge designation:
Interest rate swaps - commercial loans	4.12%	5.32%	3.4
December 31, 2023
Cash flow hedge designation:
Interest rate swaps - FHLB advances	3.49%	5.34%	4.3
Interest rate swaps - AFS securities	5.34%	3.73%	0.7
Fair value hedge designation:
Interest rate swaps - commercial loans	4.12%	5.34%	3.7

NOTE 9. SHORT-TERM BORROWINGS
The Company has short-term borrowing capability from the FHLB and the FRB discount window. The following table summarizes these short-term borrowings at March 31, 2024 and December 31, 2023, and for the three and twelve months then ended:

	March 31, 2024	December 31, 2023
Balance at period-end	$75,000	$97,500
Weighted average interest rate during the period	5.67%	5.68%
Average balance during the period	$97,505	$87,370
Average interest rate during the period	5.77%	5.46%
Maximum month-end balance during the period	$105,000	$120,984
At March 31, 2024 and December 31, 2023, the Company had availability under FHLB lines for its short-term borrowings totaling $75.0 million and $52.5 million, respectively.
NOTE 10. LONG-TERM DEBT
The following table presents components of the Company’s long-term debt at March 31, 2024 and December 31, 2023:

	Amount		Weighted Average Rate
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
FHLB fixed rate advances maturing:
2025	$15,000	$15,000	4.57%	4.57%
2028	25,000	25,000	3.98%	3.98%
Total FHLB Advances	$40,000	$40,000	4.20%	4.20%
The Bank is a member of the FHLB of Pittsburgh and has access to the FHLB program of overnight and term advances. Under terms of a blanket collateral agreement for advances, lines and letters of credit from the FHLB, collateral for all outstanding advances, lines and letters of credit consisted of 1-4 family mortgage loans and other real estate secured loans totaling $1.1 billion at March 31, 2024. The Bank had additional availability of $996.0 million at the FHLB on March 31, 2024 based on its qualifying collateral, net of short-term borrowings and long-term debt detailed above, deposit letters of credit of $12.0 million and non-deposit letters of credit of $609 thousand at March 31, 2024.
The Bank has available unsecured lines of credit, with interest based on the daily Federal Funds rate, with two correspondent banks totaling $20.0 million at March 31, 2024 and December 31, 2023. There were no borrowings under these lines of credit at March 31, 2024 and December 31, 2023.
NOTE 11. SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel Committee on Banking Supervision's capital guidelines for U.S. Banks, an entity must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The Company and the Bank have elected not to include net unrealized gains or losses included in AOCI in computing regulatory capital.
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
The Company and the Bank met all capital adequacy requirements to which they are subject at March 31, 2024 and December 31, 2023. Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's classification.
The following table presents capital amounts and ratios at March 31, 2024 and December 31, 2023:

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024
Total risk-based capital:
Orrstown Financial Services, Inc.	$334,597	13.4%	$263,098	10.5%	n/a	n/a
Orrstown Bank	328,644	13.1%	263,020	10.5%	$250,495	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	279,405	11.2%	212,984	8.5%	n/a	n/a
Orrstown Bank	299,141	11.9%	212,921	8.5%	200,396	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	279,405	11.2%	175,399	7.0%	n/a	n/a
Orrstown Bank	299,141	11.9%	175,347	7.0%	162,822	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	279,405	9.0%	124,560	4.0%	n/a	n/a
Orrstown Bank	299,141	9.6%	124,550	4.0%	155,687	5.0%
December 31, 2023
Total risk-based capital:
Orrstown Financial Services, Inc.	$326,878	13.0%	$264,019	10.5%	n/a	n/a
Orrstown Bank	320,687	12.8%	263,942	10.5%	$251,373	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	272,677	10.8%	213,730	8.5%	n/a	n/a
Orrstown Bank	292,160	11.6%	213,667	8.5%	201,099	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	272,677	10.8%	176,013	7.0%	n/a	n/a
Orrstown Bank	292,160	11.6%	175,961	7.0%	163,393	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	272,677	8.9%	122,907	4.0%	n/a	n/a
Orrstown Bank	292,160	9.5%	122,907	4.0%	153,634	5.0%
The Company maintains a stockholder dividend reinvestment and stock purchase plan. Under the plan, shareholders may purchase additional shares of the Company’s common stock at the prevailing market prices with reinvested dividends and voluntary cash payments. The Company reserved 1,045,000 shares of its common stock to be issued under the dividend reinvestment and stock purchase plan. At March 31, 2024, approximately 665,000 shares were available to be issued under the plan.
In September 2015, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company could repurchase up to 416,000 shares of the Company's outstanding shares of common stock, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act, as amended. On April 19, 2021, the Board of Directors authorized the additional repurchase of up to 562,000 shares of its outstanding common stock for a total of 978,000 shares. When and if appropriate, repurchases may be made in the open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. For the three months ended March 31, 2024, the

Company repurchased zero shares of its common stock. At March 31, 2024, 949,533 shares had been repurchased at a total cost of $21.2 million, or $22.36 per share. Common stock available for future repurchase totals 28,467 shares, or 0.3% of the Company's outstanding common stock at March 31, 2024.
On April 23, 2024, the Board of Directors declared a cash dividend of $0.20 per common share, which will be paid on May 14, 2024 to shareholders of record at May 7, 2024.
NOTE 12. EARNINGS PER SHARE
The following table presents earnings per share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(shares presented in the table are in thousands)	2024	2023
Net income	$8,531	$9,156
Weighted average shares outstanding - basic	10,349	10,385
Dilutive effect of share-based compensation	133	111
Weighted average shares outstanding - diluted	10,482	10,496
Per share information:
Basic earnings per share	$0.82	$0.88
Diluted earnings per share	0.81	0.87
For the three months ended March 31, 2024, there were average outstanding restricted award shares totaling 1,549 compared to 5,513 shares for the three months ended March 31, 2023 excluded from the computation of earnings per share because the effect was antidilutive, as the grant price exceeded the average market price. The dilutive effect of share-based compensation in each period above relates principally to restricted stock awards.
NOTE 13. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The following table presents these contractual, or notional, amounts at March 31, 2024 and December 31, 2023.

	Contractual or Notional Amount
	March 31, 2024	December 31, 2023
Commitments to fund:
Home equity lines of credit	$339,871	$337,460
1-4 family residential construction loans	52,218	40,330
Commercial real estate, construction and land development loans	134,924	132,607
Commercial, industrial and other loans	358,353	357,099
Standby letters of credit	28,218	24,529
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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. The Company holds collateral supporting those commitments when deemed necessary by management. The liability at March 31, 2024 and December 31, 2023 for guarantees under standby letters of credit issued was not considered to be material.
The Company maintains a reserve on its off-balance sheet credit exposures, which totaled approximately $1.6 million and $1.7 million at March 31, 2024 and December 31, 2023, respectively, and is recorded in other liabilities on the unaudited condensed consolidated balance sheets. On January 1, 2023, the Company adopted CECL and recorded a day-one adjustment, which increased the allowance for credit losses for off-balance sheet credit exposures by $100 thousand. The reserve is based on management's estimate of expected losses in its off-balance sheet credit exposures. The reserve specific to unfunded loan commitments is determined by applying utilization assumptions based on historical experience and applying the expected loss rates by loan class. Following adoption of CECL, the change in the reserve for off-balance sheet credit exposures is recorded as a provision or reduction to expense through the provision for credit losses in the consolidated statements of income. The Company recorded a reversal to the provision for credit losses for off-balance sheet credit exposures of $123 thousand for the three months ended March 31, 2024. Prior to January 1, 2023, the Company maintained the reserve based on historical loss experience of the related loan class and utilization assumptions, for off-balance sheet credit exposures that currently are not funded. For the three months ended March 31, 2023, the Company recorded expense of zero to other operating expenses in the unaudited condensed consolidated statements of income associated with its reserve for off-balance sheet credit exposures.
NOTE 14. FAIR VALUE
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
Level 2 – significant other observable inputs other than Level 1 prices such as prices for similar assets and liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active or other inputs that are observable or can be corroborated by observable market data.
Level 3 – at least one significant unobservable input that reflects a company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.
In instances in which multiple levels of inputs are used to measure fair value, hierarchy classification is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
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
The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
March 31, 2024
Financial Assets
Investment securities:
U.S. Treasury securities	$17,669	$—	$—	$17,669
U.S. Government Agencies	—	3,859	—	3,859
States and political subdivisions	—	194,598	6,270	200,868
GSE residential MBSs	—	57,956	—	57,956
GSE commercial MBSs	—	4,384	—	4,384
GSE residential CMOs	—	91,444	—	91,444
Non-agency CMOs	—	23,246	11,464	34,710
Asset-backed	—	103,899	—	103,899
Other	120	—	—	120
Loans held for sale	—	535	—	535
Derivatives	—	13,197	56	13,253
Totals	$17,789	$493,118	$17,790	$528,697
Financial Liabilities
Derivatives	$—	$12,052	$—	$12,052

December 31, 2023
Financial Assets
Investment securities:
U.S. Treasury securities	$17,840	$—	$—	$17,840
U.S. Government Agencies	—	4,151	—	4,151
States and political subdivisions	—	197,060	6,062	203,122
GSE residential MBSs	—	57,632	—	57,632
GSE commercial MBSs	—	4,743	—	4,743
GSE residential CMOs	—	73,102	—	73,102
Non-agency CMOs	—	22,878	21,791	44,669
Asset-backed	—	108,134	—	108,134
Other	126	—	—	126
Loans held for sale	—	5,816	—	5,816
Derivatives	—	11,328	55	11,383
Totals	$17,966	$484,844	$27,908	$530,718
Financial Liabilities
Derivatives	$—	$13,464	$—	$13,464
The Company had one municipal bond and three CMOs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2024, December 31, 2023 and March 31, 2023. During the three months ended March 31, 2024, the Company had one non-agency CMO security totaling $10.0 million called by the issuer. The Level 3 valuation is based on a non-executable broker quote, which is considered a significant unobservable input. Such quotes are updated as available and may remain constant for a period of time for certain broker-quoted securities that do not move with the market or that are not interest rate sensitive as a result of their structure or overall attributes.
The Company’s residential mortgage LHFS are recorded at fair value utilizing Level 2 measurements. This fair value measurement is determined based upon third party quotes obtained on similar loans. For loans held-for-sale, for which the fair value option has been elected, the aggregate fair value was greater than the aggregate principal balance by $18 thousand as of March 31, 2024 and below the aggregate principal balance by $1.5 million as of December 31, 2023.
The determination of the fair value of interest rate lock commitments on residential mortgages is based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The average pull through percentage, which is based upon historical experience, was 92% as of March 31, 2024. An increase or decrease of 5% in the pull through assumption would result in a positive or negative change of $3 thousand in the fair value of interest rate lock commitments at March 31, 2024.
The following provides details of the Level 3 fair value measurement activity for the periods ended March 31, 2024 and 2023:
Investment securities:

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$27,853	$27,193
Unrealized gains included in OCI	96	220
Purchases	—	871
Net discount accretion	17	13
Principal payments and other	(125)	(107)
Calls	(10,107)	—
Balance, end of period	$17,734	$28,190

Interest rate lock commitments on residential mortgages:

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$55	$35
Total gains included in earnings	1	22
Balance, end of period	$56	$57
Certain financial assets are measured at fair value on a nonrecurring basis. Adjustments to the fair value of these assets usually result from the application of lower of cost or market accounting or write-downs of individual assets. The Company used the following methods and significant assumptions to estimate fair value for these financial assets.
There were no transfers into or out of Level 3 at March 31, 2024 and 2023.
Individually Evaluated Loans
Loans individually evaluated for credit expected losses include nonaccrual loans and other loans that do not share similar risk characteristics to loans in the CECL loan pools, which have been classified as Level 3. Individually evaluated loans with an allocation to the ACL are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for credit losses on the unaudited condensed consolidated statements of income.
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
Changes in the fair value of individually evaluated loans still held and considered in the determination of the provision for credit losses were a decline of $385 thousand for the three months ended March 31, 2024 compared to an increase of $225 thousand for the three months ended March 31, 2023.
Mortgage Servicing Rights
MSRs are evaluated for impairment by comparing the carrying value to the fair value, which is determined through a DCF valuation. To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment. Fair value adjustments on the MSRs only occurs if there is an impairment charge. At March 31, 2024 and December 31, 2023, the MSR impairment reserve was zero for both periods. For both the three months ended March 31, 2024 and 2023, there was no impairment valuation allowance adjustment in mortgage banking activities on the unaudited consolidated statements of income due to increases in market rates, which increased the MSR's fair value.
The following table summarizes assets measured at fair value on a nonrecurring basis at March 31, 2024 and December 31, 2023:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
March 31, 2024
Individually Evaluated Loans
Commercial real estate:
Owner occupied	$—	$—	$61	$61
Commercial and industrial	—	—	23	23
Residential mortgage:
First lien	—	—	214	214
Home equity - lines of credit	—	—	49	49
Total individually evaluated loans	$—	$—	$347	$347

December 31, 2023
Individually Evaluated Loans
Commercial real estate:
Owner occupied	$—	$—	$75	$75
Commercial and industrial	—	—	164	164
Residential mortgage:
First lien	—	—	219	219
Home equity - lines of credit	—	—	56	56
Total individually evaluated loans	$—	$—	$514	$514
The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
March 31, 2024
Individually evaluated loans	$347	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 70% discount
			- Management adjustments for liquidation expenses	3.30% - 12.30% discount

December 31, 2023
Individually evaluated loans	$514	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 70% discount
			- Management adjustments for liquidation expenses	3.30% - 12.30% discount

Fair values of financial instruments
GAAP requires disclosure of the fair value of financial assets and liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents carrying amounts and estimated fair values of the financial assets and liabilities at March 31, 2024 and December 31, 2023:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Financial Assets
Cash and due from banks	$23,552	$23,552	$23,552	$—	$—
Interest-bearing deposits with banks	159,170	159,170	159,170	—	—
Restricted investments in bank stock	11,453	n/a	n/a	n/a	n/a
Investment securities	514,909	514,909	17,789	479,386	17,734
Loans held for sale	535	535	—	535	—
Loans, net of allowance for credit losses	2,273,908	2,166,917	—	—	2,166,917
Derivatives	13,253	13,253	—	13,197	56
Accrued interest receivable	13,496	13,496	—	4,569	8,927
Financial Liabilities
Deposits	2,695,951	2,693,547	—	2,693,547	—
Securities sold under agreements to repurchase and federal funds purchased	12,099	12,099	—	12,099	—
FHLB advances and other borrowings	115,000	114,650	—	114,650	—
Subordinated notes	32,111	29,458	—	29,458	—
Derivatives	12,052	12,052	—	12,052	—
Accrued interest payable	2,435	2,435	—	2,435	—
Off-balance sheet instruments	—	—	—	—	—

December 31, 2023
Financial Assets
Cash and due from banks	$32,586	$32,586	$32,586	$—	$—
Interest-bearing deposits with banks	32,575	32,575	32,575	—	—
Restricted investments in bank stock	11,992	n/a	n/a	n/a	n/a
Investment securities	513,519	513,519	17,966	467,700	27,853
Loans held for sale	5,816	5,816	—	5,816	—
Loans, net of allowance for loan losses	2,269,611	2,159,745	—	—	2,159,745
Derivatives	11,383	11,383	—	11,328	55
Accrued interest receivable	13,630	13,630	—	4,987	8,643
Financial Liabilities
Deposits	2,558,814	2,555,904	—	2,555,904	—
Securities sold under agreements to repurchase	9,785	9,785	—	9,785	—
FHLB advances and other borrowings	137,500	137,500	—	137,500	—
Subordinated notes	32,093	29,887	—	29,887	—
Derivatives	13,464	13,464	—	13,464	—
Accrued interest payable	2,560	2,560	—	2,560	—
Off-balance sheet instruments	—	—	—	—	—
In accordance with the Company's adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the methods utilized to measure the fair value of financial instruments at March 31, 2024 and December 31, 2023 represent an approximation of exit price; however, an actual exit price may differ.

NOTE 15. CONTINGENCIES
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of Orrstown and should be read in conjunction with the preceding unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, as well as with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, included in our Annual Report on Form 10-K filed with the SEC on March 14, 2024. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated.
Overview
The Company, headquartered in Shippensburg, Pennsylvania, is a one-bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiary, the Bank. At March 31, 2024, the Company had total assets of $3.2 billion, total liabilities of $2.9 billion and total shareholders’ equity of $271.7 million.
For the three months ended March 31, 2024 and 2023, the Company had net income of $8.5 million and $9.2 million, respectively. Diluted earnings per share were $0.81 and $0.87 for the three months ended March 31, 2024 and 2023, respectively. The Company is focused on limiting net interest margin compression in an elevated interest rate environment while generating prudent growth. On December 12, 2023, the Company entered into an agreement and plan to merge with Codorus Valley. For the three months ended March 31, 2024, the Company incurred merger-related expenses of $672 thousand, which were included in non-interest expenses in the unaudited condensed consolidated statements of income.
Cautionary Note About Forward-Looking Statements
Certain statements appearing herein, which are not historical in nature, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications, from time to time, that contain such statements. Such forward-looking statements reflect the current views of the Company's management with respect to, among other things, future events and the Company's financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “forecast,” “goal,” “target,” “would” and “outlook,” or the negative variations of those words or other comparable words of a future or forward-looking nature. Forward-looking statements are statements that include projections, predictions, expectations, estimates or beliefs about events or results or otherwise are not statements of historical facts, many of which, by their nature, are inherently uncertain and beyond the Company's control, and include, but are not limited to, statements related to new business development, new loan opportunities, growth in the balance sheet and fee-based revenue lines of business, merger and acquisition activity, cost savings initiatives, reducing risk assets, and mitigating losses in the future. Accordingly, the Company cautions you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements and there can be no assurances that the Company will achieve the desired level of new business development and new loans, growth in the balance sheet and fee-based revenue lines of business, successful merger and acquisition activity and cost savings initiatives, and continued reductions in risk assets or mitigate losses in the future. Factors which could cause the actual results to differ from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general economic conditions (including inflation and concerns about liquidity) on a national basis or in the local markets in which the Company operates; ineffectiveness of the Company's strategic growth plan due to changes in current or future market conditions; changes in interest rates; failure to complete the merger with Codorus Valley or unexpected delays related to the merger or either party's inability to satisfy closing conditions required to complete the merger; certain restrictions during the pendency of the proposed transactions with Codorus Valley that may impact the parties' abilities to pursue certain business opportunities or strategic transactions; the diversion of management's attention from ongoing business operations and opportunities; the effects of competition and how it may impact our community banking model, including industry consolidation and development of competing financial products and services; changes in consumer behavior due to changing political, business and economic conditions, or legislative or regulatory initiatives; changes in laws and regulations; changes in credit quality; inability to raise capital, if necessary, under favorable conditions; volatility in the securities markets; the demand for our products and services; deteriorating economic conditions; geopolitical tensions; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; expenses associated with litigation and legal proceedings; and other risks and uncertainties, including those detailed in our Annual Report on Form 10-K for the year ended December 31, 2023, and our Quarterly Reports on Form 10-Q under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

and in other filings made with the SEC. The statements are valid only as of the date hereof and we disclaim any obligation to update this information.
Economic Climate, Inflation and Interest Rates
Preliminary real GDP for the first quarter of 2024 increased 1.6% on an annualized basis, which represents a decline from 3.4% during the fourth quarter of 2023 and an increase from 1.1% during the first quarter of 2023. The decrease in preliminary GDP during the first quarter of 2024 compared to the fourth quarter of 2023 reflected a reduction in consumer spending, exports and government spending partially offset by an increase in demand and spending in residential fixed investments. Fluctuations in real GDP in recent periods, due to inflation, credit conditions and geopolitical tensions, continue to create uncertainty in the current economic environment. The personal consumption expenditures ("PCE") price index increased by 3.4% in the first quarter of 2024 compared to an increase of 1.8% for fourth quarter of 2023 and 4.2% for the first quarter of 2023. Excluding food and energy prices, the PCE price index increased by 3.7% in the first quarter of 2024 compared to 2.0% in the fourth quarter of 2023 and 4.9% in the first quarter of 2023.
The national unemployment rate increased slightly to 3.8% in March 2024 compared to 3.7% in December 2023 and 3.5% in March 2023. Within the Company's geographic footprint, the unemployment rate has decreased considerably in Pennsylvania from 4.2% in March 2023 to 3.4% in March 2024 and decreased in Maryland from 2.7% in March 2023 to 2.5% in March 2024. These decreases in state-wide unemployment rates are consistent with those experienced by the counties in which the Company operates branches and other corporate offices. There were notable job gains nationally in healthcare, construction and government during the first quarter of 2024.
At March 31, 2024, the 10-year Treasury bond yield was 4.62%, a considerable increase from 3.88% at December 31, 2023 and 3.48% at March 31, 2023 due to current economic conditions influenced by the labor market and inflationary pressures. In an attempt to combat the impact of inflation, the current level in the consumer price index and geopolitical tensions, the FOMC has increased the Fed Funds rate by 525 basis points since March 2022. In December of 2023, the FOMC signaled its intention to reduce interest rates in 2024, contingent upon inflation settling at its 2.0% target. However, during the March 2024 meetings, the FOMC stated it is not appropriate yet to reduce the Fed Funds rate until there is greater certainty in the economic outlook and inflation trending towards the 2.0% target.
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
Critical Accounting Estimates
The Company’s accounting and reporting policies are in accordance with GAAP and follow accounting and reporting guidelines prescribed by bank regulatory authorities and general practices within the financial services industry in which it operates. Our financial position and results of operations are affected by management's application of accounting policies, including estimates, and assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the balance sheet date and through the date the financial statements are filed with the SEC. Different assumptions in the application of these policies could result in material changes in the consolidated financial position and/or consolidated results of operations and related disclosures. The more critical accounting estimates include accounting for credit losses and valuation methodologies. Accordingly, these critical accounting estimates are discussed in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023. Significant accounting policies and any changes in accounting principles and effects of new accounting pronouncements are discussed in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," in our Annual Report on Form 10-K for the year ended December 31, 2023.

RESULTS OF OPERATIONS
Three months ended March 31, 2024 compared with three months ended March 31, 2023
Summary
Net income totaled $8.5 million for the three months ended March 31, 2024 compared to $9.2 million for the same period in 2023. Diluted earnings per share for the three months ended March 31, 2024 totaled $0.81 compared to $0.87 for the three months ended March 31, 2023. For the three months ended March 31, 2024, the Company incurred merger-related expenses of $672 thousand, which were included in non-interest expenses. Excluding the merger-related expenses incurred during the first quarter of 2024, net income and diluted earnings per share totaled $9.2 million and $0.88, respectively, for the three months ended March 31, 2024. See “Supplemental Reporting of Non-GAAP Measures” for additional information.
Net interest income totaled $26.9 million for the three months ended March 31, 2024 compared to $26.3 million for the three months ended March 31, 2023. This increase in net interest income reflected the impact of $1.6 million of interest recovered from the payoff of a commercial real estate loan on nonaccrual status in the three months ended March 31, 2024, partially offset by the impact of an increase in cost of funds and an increase in interest-bearing liabilities.
The provision for credit losses on loans and off-balance sheet reserves totaled $298 thousand and $729 thousand for the three months ended March 31, 2024 and 2023, respectively.
Noninterest income totaled $6.6 million and $6.1 million for the three months ended March 31, 2024 and 2023, respectively. The increase of $552 thousand was due to an increase in wealth management income of $355 thousand and an increase in swap fee income of $199 thousand.
Noninterest expenses totaled $22.5 million for the three months ended March 31, 2024 compared to $20.3 million for the three months ended March 31, 2023. The increase of $2.2 million is primarily due to an increase in salaries and employee benefits expense of $1.6 million and merger-related expenses of $672 thousand.
Income tax expense totaled $2.2 million for both the three months ended March 31, 2024 and 2023, respectively. The Company's effective tax rate was 20.6% for the three months ended March 31, 2024 compared to 19.6% for the three months ended March 31, 2023.
Net Interest Income
Net interest income increased by $587 thousand from $26.3 million for the three months ended March 31, 2023 to $26.9 million for the three months ended March 31, 2024. Interest income on loans increased by $7.5 million, from $28.7 million to $36.2 million. Interest income on investment securities increased by $226 thousand, from $5.2 million to $5.5 million, for the three months ended March 31, 2024 compared to the same period in the prior year. Total interest expense increased by $7.8 million from $8.0 million for the three months ended March 31, 2023 to $15.8 million for the three months ended March 31, 2024. Interest expense on deposits increased by $7.3 million from $6.2 million for the three months ended March 31, 2023 to $13.5 million for the three months ended March 31, 2024. Interest expense on borrowings increased by $472 thousand from $1.8 million from the three months ended March 31, 2023 to $2.3 million for the three months ended March 31, 2024.

The following table presents net interest income, net interest spread and net interest margin for the three months ended March 31, 2024 and 2023 on a taxable-equivalent basis:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$74,523	$956	5.16%	$29,599	$298	4.08%
Investment securities (1)(2)	519,851	5,694	4.39	525,685	5,465	4.18
Loans (1)(3)(4)(5)	2,308,103	36,382	6.34	2,180,224	28,844	5.36
Total interest-earning assets	2,902,477	43,032	5.96	2,735,508	34,607	5.12
Other assets	196,295			197,620
Total	$3,098,772			$2,933,128
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$1,570,622	9,192	2.35	$1,503,421	4,862	1.31
Savings deposits	170,005	144	0.34	219,408	133	0.25
Time deposits	428,443	4,180	3.92	275,880	1,207	1.78
Total interest-bearing deposits	2,169,070	13,516	2.51	1,998,709	6,202	1.26
Securities sold under agreements to repurchase and federal funds purchased	12,010	25	0.85	13,868	25	0.72
FHLB advances and other borrowings	137,505	1,474	4.31	106,434	1,252	4.77
Subordinated notes	32,100	754	9.45	32,033	504	6.29
Total interest-bearing liabilities	2,350,685	15,769	2.70	2,151,044	7,983	1.50
Noninterest-bearing demand deposits	417,469			495,562
Other liabilities	62,329			52,630
Total liabilities	2,830,483			2,699,236
Shareholders’ equity	268,289			233,892
Total	$3,098,772			$2,933,128
Taxable-equivalent net interest income / net interest spread		27,263	3.26%		26,624	3.62%
Taxable-equivalent net interest margin			3.77%			3.94%
Taxable-equivalent adjustment		(382)			(330)
Net interest income		$26,881			$26,294

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balance of investment securities is computed at fair value.
(3)	Average balances include nonaccrual loans.
(4)	Interest income on loans includes prepayment and late fees, where applicable.
(5)	Interest income on loans includes interest recovered of $1.6 million from the payoff of a commercial real estate loan on nonaccrual status in the three months ended March 31, 2024.

The following table presents changes in net interest income on a taxable-equivalent basis for the three months ended March 31, 2024 and 2023 by rate and volume components.

	Three Months Ended March 31, 2024 Versus 2023 Increase (Decrease) Due to Change In
(in thousands)	Average Volume	Average Rate	Total
Interest Income
Federal funds sold and interest-bearing bank balances	$455	$203	$658
Taxable securities	(74)	288	214
Tax-exempt securities	10	5	15
Loans	1,641	5,897	7,538
Total interest income	2,032	6,393	8,425
Interest Expense
Interest-bearing demand deposits	263	4,067	4,330
Savings deposits	(30)	41	11
Time deposits	673	2,300	2,973
Total interest-bearing deposits	906	6,408	7,314
Securities purchases under agreements to repurchase and federal funds purchased	(3)	3	—
FHLB advances and other borrowings	364	(142)	222
Subordinated notes	1	249	250
Total interest expense	1,268	6,518	7,786
Taxable-Equivalent Net Interest Income	$764	$(125)	$639
Net interest income on a taxable-equivalent basis increased by $639 thousand to $27.3 million for the three months ended March 31, 2024 from $26.6 million for the three months ended March 31, 2023. The Company's net interest spread decreased by 36 basis points from 3.62% for the three months ended March 31, 2023 to 3.26% for the three months ended March 31, 2024 primarily due to the increase in cost of funds.
Taxable-equivalent net interest margin decreased by 17 basis points to 3.77% for the three months ended March 31, 2024 from 3.94% for the three months ended March 31, 2023. The recognition of interest income previously applied to principal of $1.6 million from the payoff of a commercial real estate loan on nonaccrual status contributed 21 basis points to the Company's net interest margin during the three months ended March 31, 2024. The taxable-equivalent yield on interest-earning assets increased by 84 basis points from 5.12% for the three months ended March 31, 2023 to 5.96% for the three months ended March 31, 2024, reflecting the benefit of both the deployment of cash into higher yielding loans and investment securities and the impact of higher interest rates on these interest-earning assets. This increase in yield on interest earning assets was more than offset by the increase of 120 basis points in the cost of interest-bearing liabilities from 1.50% to 2.70% due to increased funding costs on deposits due to higher market interest rates and competitive pressures.
Average loans increased by $127.9 million to $2.3 billion for the three months ended March 31, 2024 compared to $2.2 billion for the three months ended March 31, 2023. Average investment securities decreased by $5.8 million from $525.7 million for the three months ended March 31, 2023 to $519.9 million for the three months ended March 31, 2024. Average interest-bearing liabilities increased by $199.6 million to $2.4 billion for the three months ended March 31, 2024 from $2.2 billion for the three months ended March 31, 2023.
The yield on loans increased by 98 basis points to 6.34% for the three months ended March 31, 2024 compared to 5.36% for the three months ended March 31, 2023. Taxable-equivalent interest income earned on loans increased by $7.5 million due to higher interest rates, which increased interest income by $5.9 million, and increases in the average balances of loans, which increased interest income by $1.6 million.
The average balance of commercial loans, excluding SBA PPP loan forgiveness activity, increased by $93.5 million from $1.7 billion for the three months ended March 31, 2023 to $1.8 billion for the three months ended March 31, 2024. SBA PPP loans, net of deferred fees and costs, averaged $12.5 million for the three months ended March 31, 2023 compared to $5.6 million for the three months ended March 31, 2024. This decrease was due to forgiveness of SBA PPP loans. Average residential mortgage loans increased by $40.1 million from $233.3 million during the three months ended March 31, 2023 to $273.4 million during the three months ended March 31, 2024, primarily due to mortgages originated for the portfolio. Average home equity loans increased by $5.1 million from $186.9 million for the three months ended March 31, 2023 to $192.0 million for the three months ended March 31, 2024. Average installment and other consumer loans decreased by $4.0 million from $21.4 million for the three months ended March 31, 2023 to $17.4 million for the three months ended March 31, 2024.
Accretion of purchase accounting adjustments included in interest income was $147 thousand and $239 thousand for the three months ended March 31, 2024 and 2023, respectively. The decrease in accretion was partially due to a decline in accelerated accretion from acquired loan payoffs or significant loan repayments. Accelerated accretion, during the three months ended March 31, 2024 and 2023, totaled $66 thousand and $102 thousand, respectively. Prepayment income on commercial loans decreased by $15 thousand from $71 thousand for the three months ended March 31, 2023 to $56 thousand for the three months ended March 31, 2024. For the three months ended March 31, 2024, interest income on loans includes $14 thousand of interest and net deferred fee income associated with SBA PPP loans compared to $81 thousand of such interest and fee income for the three months ended March 31, 2023.
Interest income on investment securities on a tax-equivalent basis increased by $229 thousand to $5.7 million for the three months ended March 31, 2024 from $5.5 million for the three months ended March 31, 2023, with the taxable equivalent yield increasing from 4.18% for the three months ended March 31, 2023 to 4.39% for the three months ended March 31, 2024. The 21 basis point increase reflected the impact from the higher interest rates. The average balance of investment securities decreased by $5.8 million to $519.9 million for the three months ended March 31, 2024 from $525.7 million for the three months ended March 31, 2023 due primarily to paydowns and the call of a non-agency CMO totaling $10.0 million, partially offset by purchase activity.
Interest income on federal funds sold and interest-bearing bank balances on a tax-equivalent basis increased by $658 thousand to $1.0 million for the three months ended March 31, 2024 from $298 thousand for the three months ended March 31, 2023. The average balance of federal funds sold and interest-bearing bank balances increased by $44.9 million from $29.6 million for the three months ended March 31, 2023 to $74.5 million, which resulted in an increase in interest income of $455 thousand. Since March 31, 2023, the FOMC has increased the Federal Funds rate by 50 basis points, which impacted interest income by $203 thousand during the three months ended March 31, 2024.
Interest expense on interest-bearing liabilities increased by $7.8 million from $8.0 million for the three months ended March 31, 2023 to $15.8 million for the three months ended March 31, 2024. The cost of interest-bearing liabilities increased by 120 basis points from 1.50% for the three months ended March 31, 2023 to 2.70% for the three months ended March 31, 2024 as funding costs increased due to higher market interest rates and competitive pressures on deposit pricing. The average balance of interest-bearing deposits increased by $170.4 million to $2.2 billion for the three months ended March 31, 2024 from $2.0 billion for the three months ended March 31, 2023. Average time deposits increased by $152.6 million and average interest-bearing demand deposits increased by $67.2 million for the three months ended March 31, 2024 compared to the prior period. These increases were partially offset by a decrease in average savings deposits of $49.4 million, between the three months ended March 31, 2024 and 2023 as clients sought higher-yielding products during the rising interest rate environment.
Interest expense on borrowings increased by $472 thousand to $2.3 million for the three months ended March 31, 2024 from $1.8 million for the three months ended March 31, 2023 as the cost of borrowings increased by 27 basis points to 4.99% for the three months ended March 31, 2024 from 4.72% for the three months ended March 31, 2023. Average borrowings increased by $29.3 million from $152.3 million for the three months ended March 31, 2023 to $181.6 million for the three months ended March 31, 2024 as the Bank opted to borrow funds to provide additional liquidity to meet the credit needs of its clients. In addition, the interest rate increased on the Company's outstanding subordinated notes, which converted from a fixed rate to a floating rate on December 30, 2023. The interest rate on the subordinated notes was 8.77% at March 31, 2024.

Provision for Credit Losses
The Company recorded a provision for credit losses of $298 thousand for the three months ended March 31, 2024 compared to $729 thousand for the same period in 2023, which included a reversal to the provision for credit losses for off-balance sheet credit exposures of $123 thousand for the three months ended March 31, 2024. For the three months ended March 31, 2024, the provision for credit losses increased primarily due to a reduction in prepayment speed assumptions within the quantitative model based on current economic conditions. This was partially offset by the impact of an improvement in the GDP forecast and a decrease in the Collateral Valuation Trends qualitative factor for the residential mortgage and installment and other loan segments based on the stabilization in real estate collateral valuations and housing demand, which lowered the reserve requirement by $522 thousand. The favorable published trends in unemployment and GDP rates, which are used in correlation with historical charge-offs to predict defaults and losses, resulted in a decrease to the required ACL. The net impact of the changes in the quantitative model increased the reserve requirement by $760 thousand. The remaining change in the ACL is due to normal fluctuations from the changes in loan balances and loss rates by loan segment. The ACL to total loan ratio decreased from 1.28% at March 31, 2023 to 1.27% at March 31, 2024. The provision expense recorded in the three months ended March 31, 2023 was due to commercial loan growth and overall increase in expected loss rates under CECL, which was adopted on January 1, 2023.
Net recoveries for the three months ended March 31, 2024 totaled $42 thousand compared to net recoveries of $34 thousand for the three months ended March 31, 2023. Nonaccrual loans were 0.56% of gross loans at March 31, 2024, compared with 0.96% of gross loans at March 31, 2023. Nonaccrual loans decreased by $8.4 million from $21.3 million at March 31, 2023 to $12.9 million at March 31, 2024, primarily due to repayments of $18.0 million, including the payoff of one commercial real estate loan with a balance totaling $15.2 million at March 31, 2023, partially offset by additions of $9.4 million which include three commercial real estate clients with loans totaling $6.1 million and one commercial and industrial loan totaling $1.0 million.
Additional information is included in the "Credit Risk Management" section herein.
Noninterest Income
The following table compares noninterest income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		$ Change	% Change
	2024	2023	2024-2023	2024-2023
Service charges on deposit accounts	$1,005	$962	$43	4.5%
Interchange income	911	965	(54)	(5.6)%
Other service charges, commissions and fees	195	195	—	—%
Swap fee income	199	—	199	100.0%
Trust and investment management income	2,024	1,888	136	7.2%
Brokerage income	1,078	859	219	25.5%
Mortgage banking activities	458	478	(20)	(4.2)%
Income from life insurance	634	590	44	7.5%
Other income	131	149	(18)	(12.1)%
Investment securities losses	(5)	(8)	3	37.5%
Total noninterest income	$6,630	$6,078	$552	9.1%

Noninterest income increased by $552 thousand from $6.1 million for the three months ended March 31, 2023 to $6.6 million for the three months ended March 31, 2024. The following were significant factors in this increase:
•Swap fee income increased by $199 thousand during the three months ended March 31, 2024, as swap fee income will fluctuate based on market conditions and client demand.
•Wealth management income, which includes trust and investment management income and brokerage income, increased by $355 thousand due to strong market performance and growth in managed assets.
•Other line items within noninterest income showed fluctuations attributable to normal business operations.

Noninterest Expenses
The following table compares noninterest expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		$ Change	% Change
	2024	2023	2024-2023	2024-2023
Salaries and employee benefits	$13,752	$12,196	$1,556	12.8%
Occupancy	1,201	1,106	95	8.6%
Furniture and equipment	1,438	1,227	211	17.2%
Data processing	1,265	1,217	48	3.9%
Automated teller machine and interchange fees	351	298	53	17.8%
Advertising and bank promotions	398	405	(7)	(1.7)%
FDIC insurance	441	504	(63)	(12.5)%
Professional services	631	734	(103)	(14.0)%
Directors' compensation	251	247	4	1.6%
Taxes other than income	494	457	37	8.1%
Intangible asset amortization	225	250	(25)	(10.0)%
Merger-related expenses	672	—	672	100.0%
Other operating expenses	1,350	1,614	(264)	(16.4)%
Total noninterest expenses	$22,469	$20,255	$2,214	10.9%

Noninterest expense increased by $2.2 million from $20.3 million for the three months ended March 31, 2023 to $22.5 million for the three months ended March 31, 2024. The following were significant factors in this increase:
•Salaries and employee benefits expense increased by $1.6 million due primarily to increases in merit-based and incentive compensation.
•Furniture and equipment expense increased by $211 thousand due primarily to an increase in software maintenance and services to support technology improvements.
•Automated teller machine and interchange fee expense increased by $53 thousand due to an increase in processing charges.
•FDIC insurance expense decreased by $63 thousand due primarily to a decrease in the assessment rate caused by a decrease in the loan mix index and a decrease in nonaccrual loans.
•Professional services expense decreased by $103 thousand due primarily to a reduction in consulting and legal services.
•Merger-related expenses totaled $672 thousand during the first quarter of 2024 related to the pending merger with Codorus Valley.
•Other operating expenses decreased by $264 thousand due primarily to a decrease in credit valuation adjustments on derivatives of $292 thousand.
•Other line items within noninterest expenses showed fluctuations attributable to normal business operations.

Income Tax Expense
Income tax expense totaled $2.2 million, an effective tax rate of 20.6%, for the three months ended March 31, 2024 compared with $2.2 million and an effective tax rate of 19.6% for the three months ended March 31, 2023. The Company’s effective tax rate is less than the 21% federal statutory rate due to tax-exempt income, including interest earned on tax-exempt loans and investment securities, income from life insurance policies and tax credits, partially offset by disallowed interest expense and state income taxes. The increase in the effective tax rate from the three months ended March 31, 2023 to the three months ended March 31, 2024 was primarily due to an increase in the portion of interest expense disallowed as a deduction against earnings under the Tax Equity and Fiscal Responsibility Act of 1982, an increase in state taxes as a result of a greater percentage of taxable income earned in a state with a state income tax and the non-deductible merger-related expenses.

FINANCIAL CONDITION
Management devotes substantial time to overseeing the investment in and costs to fund loans and investment securities through deposits and borrowings, as well as the formulation and adherence to policies directed toward enhancing profitability and managing the risks associated with these investments.
Investment Securities
The Company utilizes investment securities to manage interest rate risk, enhance income through interest and dividend income and collateralize certain deposits and borrowings.
The Company has established investment policies and an asset management policy to assist in administering its investment portfolio. Decisions to purchase or sell these securities are based on economic conditions and management’s strategy to respond to changes in interest rates, liquidity, pledges to secure deposits and repurchase agreements and other factors while trying to maximize return on the investments. The Company may segregate its investment portfolio into three categories: “securities available-for-sale,” “trading securities” and “securities held-to-maturity.” At March 31, 2024 and December 31, 2023, management classified the entire investment securities portfolio as AFS, which is accounted for at current market value with non-credit related losses and gains reported in OCI, net of income taxes.
The Company's investment securities portfolio includes debt investments that are subject to varying degrees of credit and market risks, which arise from general market conditions, and factors impacting specific industries, as well as news that may impact specific issues. Management monitors its debt securities, using various indicators in determining whether unrealized losses on debt securities are credit related and require an ACL. These indicators include the amount of time the security has been in an unrealized loss position, the cause and extent of the unrealized loss and the credit quality of the issuer and underlying assets. In addition, management assesses whether it is likely the Company will have to sell the security prior to recovery, or it expects to be able to hold the security until the price recovers. The Company determined that the declines in market value were due to increases in interest rates and market movements, and not due to credit factors. The Company does not intend to sell these securities with unrealized losses and it is more likely than not that the Company will not be required to sell them before recovery of their amortized cost basis, which may be maturity. Therefore, the Company has concluded that the unrealized losses for the AFS securities did not require an ACL at March 31, 2024 and December 31, 2023.
At March 31, 2024, AFS securities totaled $514.9 million, an increase of $1.4 million, from $513.5 million at December 31, 2023. During the three months ended March 31, 2024, the Company purchased $21.8 million of AFS securities, which included $20.3 million of agency MBS and CMO securities and $1.5 million of non-agency CMO securities. The purchases were partially offset by a call of a non-agency CMO totaling $10.0 million and paydowns of $8.1 million. The balance of investment securities included net unrealized losses of $37.2 million at March 31, 2024 compared to net unrealized losses of $35.6 million at December 31, 2023 for a change of $1.7 million. This increase in net unrealized losses was primarily due to higher treasury rates and wider credit spreads. The overall duration of the Company's investment securities portfolio was 4.4 years at March 31, 2024. The Company has sufficient access to liquidity such that management does not believe it would be necessary to sell any of its investment securities at a loss to offset any unexpected deposit outflows. Management believes the structure of the Company's investment portfolio is appropriately aligned with the rest of the balance sheet to protect against volatile interest rate environments and to generate steady earnings.

The following table summarizes the credit ratings and collateral associated with the Company's investment portfolio, excluding equity securities, at March 31, 2024:

Sector	Portfolio Mix	Amortized Book Value	Fair Value	Credit Enhancement	AAA	AA	A	BBB	NR	Collateral / Guarantee Type
Unsecured ABS	1%	$3,512	$3,200	27%	—%	—%	—%	—%	100%	Unsecured Consumer Debt
Student Loan ABS	1	5,043	4,939	27	—	—	—	—	100	Seasoned Student Loans
Federal Family Education Loan ABS	17	94,553	93,677	9	7	80	—	13	—	Federal Family Education Loan (1)
PACE Loan ABS	—	2,277	1,973	6	100	—	—	—	—	PACE Loans
Non-Agency CMBS	3	17,208	17,247	29	—	—	—	—	100
Non-Agency RMBS	3	17,539	14,314	20	100	—	—	—	—	Reverse Mortgages (2)
Municipal - General Obligation	18	102,033	93,384		10	83	7	—	—
Municipal - Revenue	22	119,088	107,483		—	82	12	—	6
SBA ReRemic	1	3,293	3,260		—	100	—	—	—	SBA Guarantee (3)
Small Business Administration	1	7,786	8,243		—	100	—	—	—	SBA Guarantee (3)
Agency MBS	29	159,649	149,400		—	100	—	—	—	Residential Mortgages (3)
U.S. Treasury securities	4	20,054	17,669		—	100	—	—	—	U.S. Government Guarantee (3)
	100%	$552,035	$514,789		7%	81%	4%	2%	6%

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
The risks associated with lending activities differ among loan segments and classes and are subject to the impact of changes in interest rates, market conditions of collateral securing the loans and general economic conditions. Any of these factors may adversely impact a borrower’s ability to repay loans, and also impact the associated collateral. A further discussion on the Company's loan segments and classes, the related risks, allowance for credit losses and financial difficulty modifications are included in Note 1, Summary of Significant Accounting Policies, and Note 4, Loans and Allowance for Credit Losses, to the unaudited condensed consolidated financial statements under Part I, Item 1, "Financial Information."

The following table presents the loan portfolio, excluding residential LHFS, by segment and class at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Commercial real estate:
Owner occupied	$364,280	$373,757
Non-owner occupied	707,871	694,638
Multi-family	147,773	150,675
Non-owner occupied residential	91,858	95,040
Acquisition and development:
1-4 family residential construction	22,277	24,516
Commercial and land development	118,010	115,249
Commercial and industrial	365,524	367,085
Municipal	10,925	9,812
Residential mortgage:
First lien	270,748	266,239
Home equity - term	4,966	5,078
Home equity - lines of credit	189,966	186,450
Installment and other loans	8,875	9,774
	$2,303,073	$2,298,313
Total loans increased by $4.8 million from December 31, 2023 to March 31, 2024. This increase is due to continued portfolio production in the residential mortgage segment of $7.9 million partially offset by a decrease in the commercial loans segment of $2.3 million during the three months ended March 31, 2024. During the first quarter of 2024, there were payoffs of a commercial real estate loan on nonaccrual status of $13.4 million and a special mention commercial loan of $7.2 million.
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
The loan portfolio consists principally of loans to borrowers in south central Pennsylvania and the greater Baltimore, Maryland region. As the majority of loans are concentrated in these geographic regions, a substantial portion of the borrowers' ability to honor their obligations may be affected by the level of economic activity in these market areas.
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
In accordance with ASU 2022-02, the Company is required to evaluate, based on the accounting for loan modifications, whether the borrower is experiencing financial difficulty and if the modification results in a more-than-insignificant direct change in the contractual cash flows and represents a new loan or a continuation of an existing loan, which the Company refers to these loans as "financial difficulty modifications" or "FDMs."

The following table presents the Company’s risk elements and relevant asset quality ratios at March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Nonaccrual loans	$12,886	$25,527
OREO	—	—
Total nonperforming assets	12,886	25,527
FDMs still accruing	—	9
Loans past due 90 days or more and still accruing	99	66
Total nonperforming and other risk assets ("total risk assets")	$12,985	$25,602
Loans 30-89 days past due and still accruing	$7,344	$8,111
Asset quality ratios:
Total nonperforming loans to total loans	0.56%	1.11%
Total nonperforming assets to total assets	0.40%	0.83%
Total nonperforming assets to total loans and OREO	0.56%	1.11%
Total risk assets to total loans and OREO	0.56%	1.11%
Total risk assets to total assets	0.41%	0.84%
ACL to total loans	1.27%	1.25%
ACL to nonperforming loans	226.33%	112.44%
ACL to nonperforming loans and FDMs still accruing	226.33%	112.40%
Net (recoveries) charge-offs to total average loans (1)	(0.01)%	0.03%
(1) Annualized
Nonperforming assets include nonaccrual loans and foreclosed real estate. Risk assets, which include nonperforming assets, FDMs still accruing and loans past due 90 days or more and still accruing, totaled $13.0 million at March 31, 2024, a decrease of $12.6 million from $25.6 million at December 31, 2023. Nonaccrual loans decreased by $12.6 million from December 31, 2023 to March 31, 2024 due primarily to the payoff of one commercial real estate loan with an outstanding balance of $13.4 million at December 31, 2023. For the three months ended March 31, 2024, the Company did not have new loan modifications meeting the FDM criteria under ASU 2022-02.

The following table presents the amortized cost basis of nonaccrual loans, according to loan class, with and without reserves on individually evaluated loans at March 31, 2024 and December 31, 2023. At March 31, 2024, there was a specific reserve of $7 thousand on nonaccrual loans compared to $49 thousand at December 31, 2023.

	March 31, 2024				December 31, 2023
	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing
Commercial real estate:
Owner-occupied	$—	$3,925	$3,925	$—	$—	$15,786	$15,786	$—
Non-owner occupied	—	228	228	—	—	240	240	—
Multi-family	—	1,233	1,233	—	—	1,233	1,233	—
Non-owner occupied residential	—	2,016	2,016	—	—	2,572	2,572	—
Acquisition and development:
Commercial and land development	—	1,306	1,306	—	—	1,361	1,361	—
Commercial and industrial	—	1	1	—	68	604	672	—
Residential mortgage:
First lien	—	2,621	2,621	24	—	2,309	2,309	66
Home equity – term	—	2	2	—	—	3	3	—
Home equity – lines of credit	—	1,526	1,526	75	—	1,312	1,312	—
Installment and other loans	7	21	28	—	3	36	39	—
Total	$7	$12,879	$12,886	$99	$71	$25,456	$25,527	$66
During the first quarter of 2024, an owner-occupied commercial real estate loan was paid off, which had an outstanding balance of $13.4 million at December 31, 2023.
The following table presents our exposure to relationships that are individually evaluated and the partial charge-offs taken to date and specific reserves established on those relationships at March 31, 2024 and December 31, 2023.

	# of Relationships	Individually Evaluated Loans	Partial Charge-offs to Date	Specific Reserves
March 31, 2024
Relationships greater than $1,000,000	4	$7,903	$—	$—
Relationships greater than $500,000 but less than $1,000,000	—	—	—	—
Relationships greater than $250,000 but less than $500,000	2	509	—	—
Relationships less than $250,000	80	4,644	260	35
	86	$13,056	$260	$35
December 31, 2023
Relationships greater than $1,000,000	4	$20,363	$—	$—
Relationships greater than $500,000 but less than $1,000,000	1	616	388	—
Relationships greater than $250,000 but less than $500,000	1	257	—	—
Relationships less than $250,000	78	4,472	214	77
	84	$25,708	$602	$77
The Company takes partial charge-offs on collateral-dependent loans when carrying value exceeds estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. Specific reserves remain in place if updated appraisals are pending and represent management’s estimate of potential loss.
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

In its individually evaluated loan analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any reserves that may be needed. The determination of the Company’s charge-offs or specific reserve include an evaluation of the outstanding loan balance and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships at March 31, 2024. However, over time, additional information may result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
Credit Risk Management
Allowance for Credit Losses
The Company maintains the ACL at a level deemed adequate by management for expected credit losses. As disclosed in Note 1, Summary of Significant Accounting Policies, and Note 4, Loans and Allowance for Credit Losses, on January 1, 2023 the Company implemented CECL and increased the ACL with a cumulative-effect adjustment to the ACL of $2.4 million. In addition, the Company recorded a cumulative-effect adjustment to the ACL for off-balance sheet exposures of $100 thousand. The Company’s ACL is calculated quarterly, with any adjustment recorded to the provision for credit losses in the consolidated statement of income. A comprehensive analysis of the ACL is performed by the Company on a quarterly basis. Management evaluates the adequacy of the ACL utilizing a defined methodology to determine if it properly addresses the current and expected risks in the loan portfolio, which considers the performance of borrowers and specific evaluation of individually evaluated loans, including historical loss experiences, trends in delinquencies, nonperforming loans and other risk assets, and the qualitative factors. Risk factors are continuously reviewed and adjusted, as needed, by management when conditions support a change. Management believes its approach properly addresses relevant accounting and bank regulatory guidance for loans both collectively and individually evaluated. The results of the comprehensive analysis, including recommended changes, are governed by the Company's Reserve Adequacy Committee and subsequently presented to the Enterprise Risk Management Committee.
The ACL is evaluated based on a review of the collectability of loans in light of historical experience; the nature and volume of the loan portfolio; adverse situations that may affect a borrower’s ability to repay; estimated value of any underlying collateral; and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. A description of the methodology for establishing the allowance and provision for credit losses and related procedures in establishing the appropriate level of reserve is included in Note 1, Summary of Significant Accounting Policies, and Note 4, Loans and Allowance for Credit Losses, to the unaudited condensed consolidated financial statements under Part I, Item 1, "Financial Information."
The following table presents the amortized cost basis of the loan portfolio, by year of origination, loan class and credit quality as of March 31, 2024. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan and payment activity. Residential mortgage and installment and other consumer loans are presented below based on payment performance: performing or nonperforming. During the first quarter of 2024, commercial and land development loans totaling $10.6 million were recharacterized to a permanent commercial real estate class upon the completion of construction or receiving a certificate of occupancy. In addition, 1-4 family residential construction loans totaled $2.9 million were recharacterized to a permanent 1-4 family residential mortgage upon the completion of construction.

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$7,004	$50,993	$100,503	$70,796	$20,786	$80,037	$3,867	$—	$333,986
Special mention	—	—	—	3,741	1,165	1,287	—	—	6,193
Substandard - Non-IEL	—	708	10,092	481	6,034	2,526	335	—	20,176
Substandard - IEL	—	—	—	—	—	3,925	—	—	3,925
Total owner-occupied loans	$7,004	$51,701	$110,595	$75,018	$27,985	$87,775	$4,202	$—	$364,280
Current period gross charge offs - owner-occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
continued

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Non-owner occupied:
Risk rating
Pass	$17,334	$82,531	$107,154	$231,786	$82,923	$179,199	$534	$—	$701,461
Special mention	—	—	—	—	520	2,079	—	—	2,599
Substandard - Non-IEL	—	—	—	—	—	2,718	—	865	3,583
Substandard - IEL	—	—	—	—	—	228	—	—	228
Total non-owner occupied loans	$17,334	$82,531	$107,154	$231,786	$83,443	$184,224	$534	$865	$707,871
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family:
Risk rating
Pass	$599	$2,683	$62,971	$28,564	$12,602	$38,577	$126	$—	$146,122
Special mention	—	—	—	—	—	418	—	—	418
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	1,233	—	—	1,233
Total multi-family loans	$599	$2,683	$62,971	$28,564	$12,602	$40,228	$126	$—	$147,773
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied residential:
Risk rating
Pass	$887	$10,189	$20,822	$16,626	$7,689	$32,400	$146	$—	$88,759
Special mention	—	—	—	—	—	698	—	—	698
Substandard - Non-IEL	—	—	—	—	—	365	20	—	385
Substandard - IEL	—	2	—	185	1,125	704	—	—	2,016
Total non-owner occupied residential loans	$887	$10,191	$20,822	$16,811	$8,814	$34,167	$166	$—	$91,858
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$—	$—	$—	$—	$—	$—
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$2,906	$17,880	$1,270	$—	$—	$—	$—	$—	$22,056
Special mention	—	221	—	—	—	—	—	—	221
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total 1-4 family residential construction loans	$2,906	$18,101	$1,270	$—	$—	$—	$—	$—	$22,277
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and land development:
Risk rating
Pass	$2,504	$37,248	$43,572	$6,111	$9,869	$1,225	$6,689	$8,202	$115,420
Special mention	—	—	—	—	854	430	—	—	1,284
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	1,306	—	—	1,306
Total commercial and land development loans	$2,504	$37,248	$43,572	$6,111	$10,723	$2,961	$6,689	$8,202	$118,010
Current period gross charge offs - commercial and land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
continued

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial and Industrial:
Risk rating
Pass	$13,291	$64,946	$65,981	$62,595	$23,083	$29,681	$88,673	$1,250	$349,500
Special mention	—	—	1,387	35	9	730	2,407	—	4,568
Substandard - Non-IEL	—	14	—	6,112	—	225	5,104	—	11,455
Substandard - IEL	—	—	1	—	—	—	—	—	1
Total commercial and industrial loans	$13,291	$64,960	$67,369	$68,742	$23,092	$30,636	$96,184	$1,250	$365,524
Current period gross charge offs - commercial and industrial	$—	$—	$46	$—	$—	$—	$—	$—	$46
Municipal:
Risk rating
Pass	$1,580	$—	$—	$3,160	$—	$—	$6,185	$—	$10,925
Total municipal loans	$1,580	$—	$—	$3,160	$—	$—	$6,185	$—	$10,925
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential mortgage:
First lien:
Payment performance
Performing	$9,076	$45,888	$68,632	$34,357	$7,925	$101,445	$—	$634	$267,957
Nonperforming	—	—	—	—	—	2,791	—	—	2,791
Total first lien loans	$9,076	$45,888	$68,632	$34,357	$7,925	$104,236	$—	$634	$270,748
Current period gross charge offs - first lien	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity - term:
Payment performance
Performing	$331	$501	$692	$74	$408	$2,958	$—	$—	$4,964
Nonperforming	—	—	—	—	—	2	—	—	2
Total home equity - term loans	$331	$501	$692	$74	$408	$2,960	$—	$—	$4,966
Current period gross charge offs - home equity - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$111,751	$76,689	$188,440
Nonperforming	—	—	—	—	—	—	1,308	218	1,526
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$113,059	$76,907	$189,966
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$—	$—	$—	$—
Installment and other loans:
Payment performance
Performing	$366	$626	$357	$304	$96	$1,178	$5,920	$—	$8,847
Nonperforming	—	3	—	—	—	21	4	—	28
Total Installment and other loans	$366	$629	$357	$304	$96	$1,199	$5,924	$—	$8,875
Current period gross charge offs - installment and other	$24	$12	$—	$—	$—	$17	$—	$—	$53

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$50,829	$103,192	$69,888	$21,232	$21,251	$62,634	$4,941	$—	$333,967
Special mention	—	—	2,517	1,176	—	1,314	—	—	5,007
Substandard - Non-IEL	—	9,923	—	6,075	—	2,687	312	—	18,997
Substandard - IEL	—	—	—	13,366	—	2,420	—	—	15,786
Total owner-occupied loans	$50,829	$113,115	$72,405	$41,849	$21,251	$69,055	$5,253	$—	$373,757
Current period gross charge offs - owner-occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied:
Risk rating
Pass	$82,879	$102,212	$235,031	$83,652	$63,176	$120,696	$509	$—	$688,155
Special mention	—	—	—	524	—	2,112	—	—	2,636
Substandard - Non-IEL	—	—	—	—	—	2,739	—	868	3,607
Substandard - IEL	—	—	—	—	—	240	—	—	240
Total non-owner occupied loans	$82,879	$102,212	$235,031	$84,176	$63,176	$125,787	$509	$868	$694,638
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family:
Risk rating
Pass	$2,701	$61,805	$28,541	$12,694	$7,437	$33,895	$117	$—	$147,190
Special mention	—	—	—	—	244	2,008	—	—	2,252
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	1,233	—	—	1,233
Total multi-family loans	$2,701	$61,805	$28,541	$12,694	$7,681	$37,136	$117	$—	$150,675
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied residential:
Risk rating
Pass	$10,075	$20,473	$16,947	$7,974	$6,444	$28,319	$1,130	$—	$91,362
Special mention	—	—	—	—	—	731	—	—	731
Substandard - Non-IEL	—	—	—	—	—	375	—	—	375
Substandard - IEL	2	—	192	1,461	—	917	—	—	2,572
Total non-owner occupied residential loans	$10,077	$20,473	$17,139	$9,435	$6,444	$30,342	$1,130	$—	$95,040
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$—	$—	$12	$—	$—	$12
continued

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$18,820	$5,400	$—	$—	$—	$—	$—	$—	$24,220
Special mention	222	—	74	—	—	—	—	—	296
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total 1-4 family residential construction loans	$19,042	$5,400	$74	$—	$—	$—	$—	$—	$24,516
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and land development:
Risk rating
Pass	$28,829	$48,453	$9,847	$9,927	$110	$1,774	$6,574	$6,936	$112,450
Special mention	—	—	—	1,001	—	437	—	—	1,438
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	1,361	—	—	1,361
Total commercial and land development loans	$28,829	$48,453	$9,847	$10,928	$110	$3,572	$6,574	$6,936	$115,249
Current period gross charge offs - commercial and land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial:
Risk rating
Pass	$67,735	$69,670	$67,117	$24,580	$10,753	$20,775	$86,475	$1,522	$348,627
Special mention	—	4,251	4,364	11	552	356	2,258	—	11,792
Substandard - Non-IEL	—	—	4,682	—	5	225	1,082	—	5,994
Substandard - IEL	—	69	—	7	—	455	141	—	672
Total commercial and industrial loans	$67,735	$73,990	$76,163	$24,598	$11,310	$21,811	$89,956	$1,522	$367,085
Current period gross charge offs - commercial and industrial	$—	$161	$106	$—	$—	$8	$473	$—	$748
Municipal:
Risk rating
Pass	$—	$—	$3,403	$—	$—	$6,409	$—	$—	$9,812
Total municipal loans	$—	$—	$3,403	$—	$—	$6,409	$—	$—	$9,812
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential mortgage:
First lien:
Payment performance
Performing	$43,641	$71,311	$34,704	$8,056	$7,465	$97,943	$—	$638	$263,758
Nonperforming	—	—	—	—	120	2,361	—	—	2,481
Total first lien loans	$43,641	$71,311	$34,704	$8,056	$7,585	$100,304	$—	$638	$266,239
Current period gross charge offs - first lien	$—	$—	$—	$—	$—	$58	$—	$—	$58
continued

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Home equity - term:
Payment performance
Performing	$607	$732	$90	$426	$115	$3,105	$—	$—	$5,075
Nonperforming	—	—	—	—	—	3	—	—	3
Total home equity - term loans	$607	$732	$90	$426	$115	$3,108	$—	$—	$5,078
Current period gross charge offs - home equity - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$107,967	$77,171	$185,138
Nonperforming	—	—	—	—	—	—	1,296	16	1,312
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$109,263	$77,187	$186,450
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$—	$40	$—	$40
Installment and other loans:
Payment performance
Performing	$758	$413	$332	$106	$670	$947	$6,500	$—	$9,726
Nonperforming	3	—	—	—	33	12	—	—	48
Total Installment and other loans	$761	$413	$332	$106	$703	$959	$6,500	$—	$9,774
Current period gross charge offs - installment and other	$181	$24	$—	$—	$4	$10	$28	$—	$247

The Special Mention classification is intended to be a temporary classification reflective of loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Company’s position at some future date. Special Mention loans represent an elevated risk, but their weakness does not yet justify a more severe, or classified, rating. These loans require inquiry by lenders on the cause of the potential weakness and, once evaluated, the loan classification may be downgraded to Substandard or, alternatively, could be upgraded to Pass.
Special Mention loans decreased by $8.2 million from $24.2 million at December 31, 2023 to $16.0 million at March 31, 2024 due to repayments, including $7.2 million from one commercial client.
Classified loans totaled $49.0 million at March 31, 2024, or 2.1% of total loans outstanding, reflecting a decrease from $55.0 million, or 2.4% of loans outstanding, at December 31, 2023.
Non-IEL substandard loans are performing loans, which have characteristics that cause management concern over the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming, or individually evaluated, loans in the future. Generally, management feels that substandard loans that are currently performing and not considered individually evaluated result in some doubt as to the borrower’s ability to continue to perform under the terms of the loan and represent potential problem loans. Non-IEL substandard loans totaled $35.9 million at March 31, 2024, an increase of $6.6 million, compared to $29.3 million at December 31, 2023, due primarily to the downgrade of one commercial client with an outstanding balance totaling $6.3 million. The Substandard-IEL category decreased from $25.7 million to $13.1 million from December 31, 2023 to March 31, 2024, respectively, primarily due to the payoff of one commercial real estate loan with an outstanding balance of $13.4 million at December 31, 2023.

The following table presents the activity in the ACL for the three months ended March 31, 2024 and 2023:

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
March 31, 2024
Balance, beginning of period	$17,873	$2,241	$5,806	$157	$26,077	$2,424	$201	$2,625	$—	$28,702
Provision for credit losses	78	(9)	(461)	7	(385)	763	43	806	—	421
Charge-offs	—	—	(46)	—	(46)	—	(53)	(53)	—	(99)
Recoveries	24	1	90	—	115	6	20	26	—	141
Balance, end of period	$17,975	$2,233	$5,389	$164	$25,761	$3,193	$211	$3,404	$—	$29,165
March 31, 2023
Balance, beginning of period	$13,558	$3,214	$4,505	$24	$21,301	$3,444	$188	$3,632	$245	$25,178
Impact of adopting CECL	2,857	(214)	928	169	3,740	(1,121)	49	(1,072)	(245)	2,423
Provision for loan losses	262	215	412	(16)	873	(140)	(4)	(144)	—	729
Charge-offs	—	—	(86)	—	(86)	—	(56)	(56)	—	(142)
Recoveries	20	2	28	—	50	95	31	126	—	176
Balance, end of period	$16,697	$3,217	$5,787	$177	$25,878	$2,278	$208	$2,486	$—	$28,364
The ACL totaled $29.2 million at March 31, 2024, an increase of $463 thousand from December 31, 2023, resulting from the provision for credit losses of $421 thousand and net recoveries of $42 thousand during the three months ended March 31, 2024. At March 31, 2024, the ACL as a percentage of the total loan portfolio was 1.27% compared to 1.28% at March 31, 2023. For the three months ended March 31, 2024, the provision for credit losses increased primarily from a reduction in prepayment speed assumptions within the quantitative model due to current economic conditions partially offset by an improvement in the GDP forecast and a decrease in the Collateral Valuation Trends qualitative factor for the residential mortgage and installment and other loan segments based on the stabilization in real estate collateral valuations and housing demand. The favorable published trends in unemployment and GDP rates, which are used in correlation with historical charge-offs to predict defaults and losses, resulted in a decrease to the required ACL. The provision expense recorded in the three months ended March 31, 2023 was due to commercial loan growth and overall increase in expected loss rates under CECL, which was adopted on January 1, 2023.
The Company takes partial charge-offs on collateral-dependent loans when the carrying value exceeds the estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. Specific reserves remain in place if updated appraisals are pending and represent management's estimate of potential loss. In addition to the specific reserve allocations on individually evaluated loans noted previously, six loans, with aggregate outstanding principal balances of $204 thousand, had cumulative partial charge-offs to the ACL totaling $260 thousand through March 31, 2024. As updated appraisals are received on collateral-dependent loans, partial charge-offs are taken to the extent the loans’ principal balance exceeds their fair value.
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
Deposits
Total deposits increased by $137.1 million to $2.7 billion at March 31, 2024 from $2.6 billion at December 31, 2023. In the first quarter of 2024, interest-bearing demand deposits increased by $56.9 million, time deposits increased by $50.4 million and money market deposits increased by $48.7 million. These increases were partially offset by decreases in non-interest bearing deposits of $12.4 million and savings deposits of $6.5 million. The increase in interest-bearing demand deposits reflects some seasonal public funds activity in addition to balances that are believed to be short-term in nature. The increase in time deposits was attributable to promotional offerings of up to 18-month terms. The declines in noninterest-bearing deposits and savings deposits were primarily due to clients shifting to higher-yielding products within the Bank. In addition, the increase in money market deposits was partially offset by a decrease in brokered money market deposits of $15.1 million. At March 31, 2024, deposits that are uninsured and not collateralized totaled $413.5 million, or 15% of total deposits, compared to $442.7 million, or 17% of total deposits, at December 31, 2023.
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
The Company also utilizes long-term debt, consisting principally of FHLB fixed and amortizing advances, to fund its balance sheet with original maturities greater than one year. Prior to entering into long-term borrowings, the Company evaluates its funding needs, interest rate movements, the cost of options and the availability of attractive structures.
FHLB advances and other borrowings decreased by $22.5 million to $115.0 million at March 31, 2024 compared to $137.5 million at December 31, 2023. The Bank repaid overnight borrowings during the first quarter of 2024 based on available liquidity from deposits.
In December 2018, the Company issued unsecured subordinated notes payable totaling $32.5 million, which mature on December 30, 2028, and the proceeds of which were designated for general corporate use, including funding of cash consideration for mergers and acquisitions. The subordinated notes had a fixed interest rate of 6.0% through December 30, 2023, which then converted to a variable rate, 90-day average fallback SOFR rate plus 3.16%, through maturity. At March 31, 2024, the interest rate on the subordinated debt was 8.77%.
See Note 9, Short-Term Borrowings, and Note 10, Long-Term Borrowings, to the unaudited condensed consolidated financial statements under Part I, Item 1, "Financial Information," for a description and terms of the Company’s borrowings and access to alternative sources of liquidity.
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
Shareholders’ equity totaled $271.7 million at March 31, 2024, an increase of $6.6 million, from $265.1 million at December 31, 2023. The increase was primarily attributable to net income of $8.5 million, partially offset by dividends paid of $2.1 million, and other comprehensive losses of $192 thousand for the three months ended March 31, 2024. Other comprehensive losses increased due to after-tax declines of $1.3 million from net unrealized losses on investment securities, partially offset by $1.1 million in net unrealized gains from cash flow hedges. For the three months ended March 31, 2024, total comprehensive income totaled $8.3 million, a decrease of $7.9 million, from total comprehensive losses of $16.2 million for the same period in 2023 due primarily to an increase in after-tax net unrealized losses on investment securities of $8.1 million between the comparative periods. The increase in net unrealized losses was primarily caused by a rise in treasury rates and wider credit spreads during the first quarter of 2024.
At March 31, 2024, book value per common share was $25.38 compared to $24.98 at December 31, 2023. Tangible book value per share also increased from $23.03 at December 31, 2023 to $23.47 at March 31, 2024, as a result of the increase in shareholders' equity driven by earnings during 2024. See “Supplemental Reporting of Non-GAAP Measures.”
The Company routinely evaluates its capital levels in light of its risk profile to assess its capital needs. The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. At March 31, 2024 and December 31, 2023, the Bank was considered well-capitalized under applicable banking regulations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Prompt corrective action provisions are not applicable to bank holding companies, including financial holding companies.

Note 11, Shareholders' Equity and Regulatory Capital, to the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1, "Financial Information," includes a table presenting capital amounts and ratios for the Company and the Bank at March 31, 2024 and December 31, 2023.
In addition to the minimum capital ratio requirement and minimum capital ratio to be well-capitalized presented in the referenced table in Note 11, the Bank must maintain a capital conservation buffer as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, Item 1 - Business, under the topic Basel III Capital Rules. At March 31, 2024, the Bank's capital conservation buffer, based on the most restrictive Total Capital to risk weighted assets capital ratio, was 5.1%, which is greater than the 2.5% requirement.
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
At March 31, 2024, cash and cash equivalents totaled $182.7 million compared to $65.2 million at December 31, 2023, which reflects the increase in deposits of $137.1 million and net income of $8.5 million, partially offset by the decrease in borrowings of $20.2 million for the three months ended March 31, 2024. Unencumbered investment securities totaled $66.1 million at March 31, 2024 compared to $73.7 million at December 31, 2023. At March 31, 2024, the Company had $16.8 million of investment securities pledged at the FRB Discount Window, with no associated borrowings outstanding, compared to $17.4 million at December 31, 2023. The Company's maximum borrowing capacity from the FHLB of Pittsburgh is $1.1 billion, of which $140.2 million and $138.7 million in advances and letters of credit were outstanding at March 31, 2024 and December 31, 2023, respectively. In addition, the Company had $20.0 million in available unsecured lines of credit with other banks at March 31, 2024 and December 31, 2023. The Bank tested its various sources of funding during 2024 to ensure accessibility.
See Note 9, Short-Term Borrowings, and Note 10, Long-Term Borrowings, to the unaudited condensed consolidated financial statements under Part I, Item 1, "Financial Information," for a description and terms of the Company’s borrowings and access to alternative sources of liquidity.
Supplemental Reporting of Non-GAAP Measures
Management believes providing certain “non-GAAP” financial information will assist investors in their understanding of the effect on recent financial results from non-recurring charges.
As a result of prior acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $20.9 million and $21.1 million at March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024 and December 31, 2023, the Company incurred merger-related expenses of $672 thousand and $1.1 million, respectively, in connection with the pending merger with Codorus Valley.
Tangible book value per share and the impact of the merger-related expenses on net income and diluted earnings per share, as used by the Company in this supplemental reporting presentation, is determined by methods other than in accordance with GAAP. While we believe this information is a useful supplement to GAAP-based measures presented in this Form 10-Q, readers are cautioned that this non-GAAP disclosure has limitations as an analytical tool, should not be viewed as a substitute for financial measures determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of our results and financial condition as reported under GAAP, nor are such measures necessarily comparable to non-GAAP performance measures that may be presented by other companies. This supplemental presentation should not be construed as an inference that our future results will be unaffected by similar adjustments to be determined in accordance with GAAP.
The increase in tangible book value per share (non-GAAP) from December 31, 2023 to March 31, 2024 is primarily due to net income of $8.5 million, partially offset by dividends paid of $2.1 million and an increase in other comprehensive losses, net of taxes, of $192 thousand due to net unrealized losses on AFS securities, partially offset by the net unrealized gains on interest rate swaps designated as hedging instruments.
The following table presents the computation of each non-GAAP based measure shown together with its most directly comparable GAAP-based measure.

(dollars and shares in thousands)	March 31, 2024
Tangible Book Value per Common Share
Shareholders' equity (most directly comparable GAAP-based measure)	$271,682
Less: Goodwill	18,724
Other intangible assets	2,189
Related tax effect	(460)
Tangible common equity (non-GAAP)	$251,229

Common shares outstanding	10,705

Book value per share (most directly comparable GAAP based measure)	$25.38
Intangible assets per share	1.91
Tangible book value per share (non-GAAP)	$23.47

Adjusted Net Income and Adjusted Diluted Earnings Per Share
	Three Months Ended
(dollars and shares in thousands)	March 31 2024	March 31 2023
Net income (most directly comparable GAAP based measure)	$8,531	$9,156
Plus: Merger-related expenses	672	—
Less: Related tax effect	(1)	—
Adjusted net income (non-GAAP)	$9,202	$9,156

Weighted average shares - diluted (most directly comparable GAAP-based measure)	10,482	10,496
Diluted earnings per share (most directly comparable GAAP-based measure)	$0.81	$0.87
Weighted average shares - diluted (non-GAAP)	10,482	10,496
Diluted earnings per share, adjusted (non-GAAP)	$0.88	$0.87

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
The simulation analysis results are presented in the table below. At March 31, 2024, the projected decrease in net interest income in the falling interest rate scenario is partly a result of long-term fixed rate funding added to the balance sheet in 2023. Additionally, in the model at March 31, 2024, funding pressure is not expected to abate within the first twelve months of a rates falling scenario. Interest bearing liabilities have been repricing faster than interest earning assets, other than cash. If interest bearing liabilities reprice slower than modeled, the pressure on net interest income may be reduced. In the rising rate scenarios, net interest income increases due to excess cash balances, which will reprice quicker than liabilities.
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

Net Interest Income			Economic Value
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates (basis points)	March 31, 2024	December 31, 2023	Change in Market Interest Rates (basis points)	March 31, 2024	December 31, 2023
(200)	(8.2)%	(5.9)%	(200)	(14.2)%	(15.6)%
(100)	(4.8)%	(3.6)%	(100)	(4.2)%	(4.3)%
100	1.5%	0.1%	100	1.5%	0.1%
200	1.7%	(1.0)%	200	0.5%	(2.2)%
Item 4. Controls and Procedures
Based on the evaluation required by Exchange Act Rules 13a-15(b) and 15d-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), at March 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at March 31, 2024.
There were no significant changes made to the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to affect, our internal control over financial reporting during the three months ended March 31, 2024.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
Information regarding legal proceedings is included in Note 15, Contingencies, to the Consolidated Financial Statements under Part I, Item 1, "Financial Statements" and incorporated herein by reference.
Item 1A – Risk Factors
There have been no material changes from the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2024 to January 31, 2024	—	$—	—	28,467
February 1, 2024 to February 29, 2024	—	—	—	28,467
March 1, 2024 to March 31, 2024	—	—	—	28,467
Total	—	$—	—
In September 2015, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company may repurchase up to 416,000 shares of the Company's outstanding shares of common stock, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act, as amended. On April 19, 2021, the Board of Directors authorized the additional future repurchase of up to 562,000 shares of its outstanding common stock for a total of 978,000 shares. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. For the three months ended March 31, 2024, the Company repurchased zero shares of its common stock. At March 31, 2024, 949,533 shares had been repurchased under the program at a total cost of $21.2 million, or $22.36 per share. Common stock available for future repurchase totals approximately 28,467 shares, or 0.3% of the Company's outstanding common stock at March 31, 2024.
Item 3 – Defaults Upon Senior Securities
Not applicable.
Item 4 – Mine Safety Disclosures
Not applicable.
Item 5 – Other Information
During the three months ended March 31, 2024, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as such term is defined in Item 408(c) of Regulation S-K.

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

Date: May 9, 2024