Form 10-Q
period 2024-06-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2024-08-08
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-34292

ORRSTOWN FINANCIAL SERVICES, INC.
(Exact Name of Registrant as Specified in its Charter)

Pennsylvania		23-2530374
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)
4750 Lindle Road	Harrisburg	Pennsylvania	17111
(Address of Principal Executive Offices)			(Zip Code)
Registrant’s Telephone Number, Including Area Code:	(717)	532-6114

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, no par value	ORRF	Nasdaq Stock Market

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s Common Stock as of August 5, 2024: 19,370,897.

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

(Dollars in thousands, except per share amounts)	June 30, 2024	December 31, 2023
Assets
Cash and due from banks	$35,951	$32,586
Interest-bearing deposits with banks	96,558	32,575
Cash and cash equivalents	132,509	65,161
Restricted investments in bank stocks	11,147	11,992
Securities available for sale (amortized cost of $566,421 and $549,089 at June 30, 2024 and December 31, 2023, respectively)	529,082	513,519
Loans held for sale, at fair value	1,562	5,816
Loans	2,347,603	2,298,313
Less: Allowance for credit losses	(29,864)	(28,702)
Net loans	2,317,739	2,269,611
Premises and equipment, net	28,484	29,393
Cash surrender value of life insurance	74,119	73,204
Goodwill	18,724	18,724
Other intangible assets, net	1,974	2,414
Accrued interest receivable	14,120	13,630
Deferred tax assets, net	21,674	22,017
Other assets	47,648	38,759
Total assets	$3,198,782	$3,064,240
Liabilities
Deposits:
Noninterest-bearing	$425,255	$430,959
Interest-bearing	2,277,629	2,127,855
Total deposits	2,702,884	2,558,814
Securities sold under agreements to repurchase and federal funds purchased	14,625	9,785
FHLB advances and other borrowings	115,000	137,500
Subordinated notes	32,128	32,093
Other liabilities	55,769	60,992
Total liabilities	2,920,406	2,799,184

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value—$0.05205 stated value per share; 50,000,000 shares authorized; 11,201,269 shares issued and 10,720,225 outstanding at June 30, 2024; 11,204,599 shares issued and 10,612,390 outstanding at December 31, 2023	583	583
Additional paid - in capital	187,694	189,027
Retained earnings	129,670	117,667
Accumulated other comprehensive loss	(28,404)	(28,476)
Treasury stock—481,044 and 592,209 shares, at cost at June 30, 2024 and December 31, 2023, respectively	(11,167)	(13,745)
Total shareholders’ equity	278,376	265,056
Total liabilities and shareholders’ equity	$3,198,782	$3,064,240
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share amounts)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest income
Loans	$35,537	$31,203	$71,770	$59,947
Investment securities - taxable	4,999	4,415	9,583	8,785
Investment securities - tax-exempt	881	865	1,758	1,730
Short-term investments	1,864	418	2,820	716
Total interest income	43,281	36,901	85,931	71,178
Interest expense
Deposits	15,265	8,608	28,781	14,810
Securities sold under agreements to repurchase and federal funds purchased	27	28	52	53
FHLB advances and other borrowings	1,152	1,386	2,626	2,638
Subordinated notes	734	504	1,488	1,008
Total interest expense	17,178	10,526	32,947	18,509
Net interest income	26,103	26,375	52,984	52,669
Provision for credit losses	812	399	1,110	1,128
Net interest income after provision for credit losses	25,291	25,976	51,874	51,541
Noninterest income
Service charges on deposit accounts	1,018	984	2,023	1,946
Interchange income	961	993	1,872	1,958
Other service charges, commissions and fees	265	267	460	462
Swap fee income	375	196	574	196
Trust and investment management income	2,132	1,927	4,156	3,815
Brokerage income	1,180	895	2,258	1,754
Mortgage banking activities	369	112	827	590
Income from life insurance	646	645	1,280	1,235
Investment securities losses	(12)	(2)	(17)	(10)
Other income	238	1,141	369	1,290
Total noninterest income	7,172	7,158	13,802	13,236
Noninterest expenses
Salaries and employee benefits	13,195	13,054	26,947	25,250
Occupancy	1,178	1,054	2,379	2,160
Furniture and equipment	1,527	1,212	2,965	2,439
Data processing	1,237	1,201	2,502	2,418
Automated teller and interchange fees	341	308	692	606
Advertising and bank promotions	774	919	1,172	1,324
FDIC insurance	419	519	860	1,023
Professional services	801	504	1,432	1,238
Directors' compensation	272	221	523	468
Taxes other than income	49	3	543	460
Intangible asset amortization	215	239	440	489
Merger-related expenses	1,135	—	1,807	—
Other operating expenses	1,496	1,515	2,846	3,129
Total noninterest expenses	22,639	20,749	45,108	41,004
continued

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Income before income tax expense	9,824	12,385	20,568	23,773
Income tax expense	2,086	2,547	4,299	4,779
Net income	$7,738	$9,838	$16,269	$18,994

Per share information:
Basic earnings per share	$0.74	$0.95	$1.57	$1.83
Diluted earnings per share	0.73	0.94	1.55	1.82
Dividends paid per share	0.20	0.20	0.40	0.40
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income	$7,738	$9,838	$16,269	$18,994
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities available for sale arising during the period	(93)	(2,836)	(1,769)	5,938
Reclassification adjustment for losses realized in net income	—	—	—	—
Net unrealized (losses) gains on securities available for sale	(93)	(2,836)	(1,769)	5,938
Tax effect	21	624	395	(1,306)
Total other comprehensive (loss) income, net of tax and reclassification adjustments on securities available for sale	(72)	(2,212)	(1,374)	4,632
Unrealized gains on interest rate swaps used in cash flow hedges	434	1,073	1,862	1,392
Reclassification adjustment for losses realized in net income	—	—	—	—
Net unrealized gains on interest rate swaps used in cash flow hedges	434	1,073	1,862	1,392
Tax effect	(98)	(232)	(416)	(306)
Total other comprehensive income, net of tax and reclassification adjustments on interest rate swaps used in cash flow hedges	336	841	1,446	1,086
Total other comprehensive income (loss), net of tax and reclassification adjustments	264	(1,371)	72	5,717
Total comprehensive income	$8,002	$8,467	$16,341	$24,711
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended June 30, 2024
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, April 1, 2024	$583	$187,267	$124,075	$(28,668)	$(11,575)	$271,682
Net income	—	—	7,738	—	—	7,738
Total other comprehensive income, net of taxes	—	—	—	264	—	264
Cash dividends ($0.20 per share)	—	—	(2,143)	—	—	(2,143)
Share-based compensation plans:
1,952 net common shares acquired and 17,100 net treasury shares issued, including compensation expense totaling $864	—	457	—	—	408	865
Payment for fractional shares of common stock pursuant to merger	—	(30)	—	—	—	(30)
Balance, June 30, 2024	$583	$187,694	$129,670	$(28,404)	$(11,167)	$278,376

	Six Months Ended June 30, 2024
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2024	$583	$189,027	$117,667	$(28,476)	$(13,745)	$265,056
Net income	—	—	16,269	—	—	16,269
Total other comprehensive income, net of taxes	—	—	—	72	—	72
Cash dividends ($0.40 per share)	—	—	(4,266)	—	—	(4,266)
Share-based compensation plans:
3,330 net common shares acquired and 111,165 net treasury shares issued, including compensation expense totaling $1,831	—	(1,303)	—	—	2,578	1,275
Payment for fractional shares of common stock pursuant to merger	—	(30)	—	—	—	(30)
Balance, June 30, 2024	$583	$187,694	$129,670	$(28,404)	$(11,167)	$278,376

	Three Months Ended June 30, 2023
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, April 1, 2023	$584	$187,572	$97,519	$(32,825)	$(12,689)	$240,161
Net income	—	—	9,838	—	—	9,838
Total other comprehensive loss, net of taxes	—	—	—	(1,371)	—	(1,371)
Cash dividends ($0.20 per share)	—	—	(2,118)	—	—	(2,118)
Share-based compensation plans:
14,652 net common shares acquired and 65,830 net treasury shares acquired, including compensation expense totaling $535	(1)	287	—	—	(1,155)	(869)
Balance, June 30, 2023	$583	$187,859	$105,239	$(34,196)	$(13,844)	$245,641

	Six Months Ended June 30, 2023
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2023	$584	$189,264	$92,473	$(39,913)	$(13,512)	$228,896
Cumulative effect of change in accounting principle - CECL (Note 4)	—	—	(1,984)	—	—	(1,984)
Net income	—	—	18,994	—	—	18,994
Total other comprehensive income, net of taxes	—	—	—	5,717	—	5,717
Cash dividends ($0.40 per share)	—	—	(4,244)	—	—	(4,244)
Share-based compensation plans:
21,162 net common shares acquired and 38,826 net treasury shares acquired, including compensation expense totaling $1,154	(1)	(1,405)	—	—	(332)	(1,738)
Balance, June 30, 2023	$583	$187,859	$105,239	$(34,196)	$(13,844)	$245,641

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Six Months Ended
(Dollars in thousands)	June 30, 2024	June 30, 2023
Cash flows from operating activities
Net income	$16,269	$18,994
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization	836	978
Depreciation and amortization expense	2,136	2,114
Provision for credit losses	1,110	1,128
Share-based compensation	1,831	1,154
Gains on sales of loans originated for sale	(427)	(118)
Fair value adjustments on loans held for sale	(31)	(187)
Mortgage loans originated for sale	(16,472)	(9,829)
Proceeds from sales of loans originated for sale	21,184	14,564
Net gain on sale of OREO and premises held for sale	—	(301)
Net loss on disposal of premises and equipment	—	226
Deferred income tax expense	321	886
Investment securities losses	17	10
Return on investments in limited partnerships	(39)	(12)
Net (gains) losses on derivatives	(168)	199
Income from life insurance	(1,280)	(1,235)
Premium on branch sale	—	(1,166)
(Increase) decrease in accrued interest receivable and other assets	(2,752)	2,816
Decrease in accrued interest payable and other liabilities	(3,799)	(8,900)
Other, net	367	335
Net cash provided by operating activities	19,103	21,656
Cash flows from investing activities
Maturities, repayments and calls of AFS securities	31,841	19,182
Purchases of AFS securities	(50,289)	(9,532)
Net redemptions (purchases) of restricted investments in bank stocks	845	(1,960)
Net increase in loans	(51,088)	(83,157)
Investment in limited partnerships	(4,521)	(716)
Purchases of bank premises and equipment	(100)	(1,505)
Proceeds from disposal of OREO and premises held for sale	—	1,662
Proceeds from disposal of premises and equipment	—	43
Net cash paid in branch sale	—	(17,656)
Death benefit proceeds from life insurance contracts	—	342
Net cash used in investing activities	(73,312)	(93,297)
continued

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from financing activities
Net increase in deposits	144,070	65,432
Net decrease in borrowings with original maturities less than 90 days	(17,660)	(10,933)
Proceeds from FHLB advances with original maturities greater than 90 days	—	40,000
Payments on FHLB advances with original maturities greater than 90 days	—	(228)
Dividends paid	(4,266)	(4,244)
Acquisition of treasury stock	—	(2,579)
Shares repurchased as treasury stock for employee taxes associated with restricted stock vesting	(637)	(378)
Proceeds from issuance of employee stock purchase plan shares	80	66
Other	(30)	—
Net cash provided by financing activities	121,557	87,136
Net increase in cash and cash equivalents	67,348	15,495
Cash and cash equivalents at beginning of period	65,161	60,823
Cash and cash equivalents at end of period	$132,509	$76,318

	Six Months Ended
	June 30, 2024	June 30, 2023
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$33,044	$17,934
Income taxes	4,625	1,950
Supplemental schedule of noncash activities:
OREO acquired in settlement of loans	—	85
Lease liabilities arising from obtaining ROU assets	—	2,416
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
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of Orrstown Financial Services, Inc. and its wholly owned subsidiary, the Bank. The Company has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, SEC rules that permit reduced disclosure for interim periods, and Article 10 of Regulation S-X. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements. There have been no material changes to the Company's significant accounting policies for the three and six months ended June 30, 2024. The December 31, 2023 consolidated balance sheet information contained in this Quarterly Report on Form 10-Q was derived from the Company's 2023 audited consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications have been made to the prior period amounts to conform with current period classifications. These reclassifications did not have a material impact on the Company's consolidated financial condition, results of operations or statement of consolidated cash flows.
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
Allowance for Credit Losses - Loans
On January 1, 2023, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), the current expected credit losses accounting standard commonly referred to as "CECL," which replaced the incurred loss model with the lifetime expected loss model. The CECL methodology requires an organization to measure all expected credit losses over the contractual term for financial assets measured at amortized cost, including loan receivables and held-to-maturity securities, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The CECL methodology also applies to off-balance sheet credit exposures not accounted for as insurance (e.g., loan commitments, standby letters of credit, financial guarantees and other similar instruments), net investments in leases recognized by a lessor in accordance with ASC Topic 842 on leases and AFS debt securities.
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
The ACL on loans is measured on a collective basis when similar risk characteristics exist within the Company's loan segments between commercial and consumer. For purposes of estimating the Company’s ACL, management generally evaluates collectively evaluated loans by federal call code, which represents the loan classes based upon U.S. regulatory loan classification rules, in order to group loans with similar risk characteristics. Each of these loan segments are broken down into multiple loan classes, which are characterized by loan type, collateral type, risk attributions and the manner in which management monitors the performance of the borrower. The risks associated with lending activities differ and are subject to the impact of change in interest rates, market conditions and the impact of economic conditions on the collateral securing the loans, and general economic conditions. The commercial loan segment includes commercial real estate, acquisition and development, commercial and industrial and municipal loan classes. The consumer loan segment includes residential mortgage, installment and other consumer loans.
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
On January 1, 2023, the Company adopted ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). ASU 2022-02 requires that the Company evaluate, based on the guidance for accounting for loan modifications, whether the borrower is experiencing financial difficulty, if the modification results in a more-than-insignificant direct change in the contractual cash flows and whether the modifications represent terms that would result in a new loan or a continuation of an existing loan. The Company refers to these loans as "financial difficulty modifications" or "FDMs." This change requires all loan modifications to be accounted for under the general loan modification guidance in ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, and subjects entities to new disclosure requirements on loan modifications to borrowers experiencing financial difficulty. If a modification occurs while the loan is on accrual status, it will continue to accrue interest under the modified terms. After the initial modification and recognition of a FDM, the Company will monitor the performance of the borrower. If no subsequent qualifying modifications are made to the FDM, the loan does not require disclosure in the current period's disclosures after the one-year period has elapsed.
A comprehensive analysis of the ACL is performed by the Company on a quarterly basis. Management evaluates the adequacy of the ACL utilizing a defined methodology to determine if it properly addresses the current and expected risks in the loan portfolio, which considers the performance of borrowers and specific evaluation of individually evaluated loans including historical loss experiences, trends in delinquencies, nonperforming loans and other risk assets, and the qualitative factors. Risk factors are continuously reviewed and adjusted, as needed, by management when conditions support a change. Management believes its approach properly addresses relevant accounting and bank regulatory guidance for loans both collectively and individually evaluated. The results of the comprehensive analysis, including recommended changes, are governed by the Company's Reserve Adequacy Committee.
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
In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors”. This rule will require registrants to disclose certain climate-related information in registration statements and annual reports. The disclosure requirements will apply to the Company's fiscal year beginning January 1, 2026. The Company is currently evaluating the final rule to determine its impact on the Company's consolidated financial statements and disclosures.
NOTE 2. MERGER
On July 1, 2024, Orrstown completed the previously announced merger of equals (the “Merger”) with Codorus Valley, pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 12, 2023, by and between Orrstown and Codorus Valley. At the effective time of the Merger (the “Effective Time”), Codorus Valley was merged with and into Orrstown, with Orrstown as the surviving corporation, which was promptly followed by the merger of Codorus Valley’s wholly-owned bank subsidiary, PeoplesBank, A Codorus Valley Company, with and into Orrstown Bank, a wholly-owned subsidiary of Orrstown, with Orrstown Bank as the surviving bank.
Pursuant to the terms of the Merger Agreement, each share of Codorus Valley common stock, $2.50 par value per share (“Codorus Common Stock”), outstanding immediately prior to the Effective Time was canceled and converted into the right to receive 0.875 shares (the “Exchange Ratio”) of Orrstown common stock, no par value per share (“Orrstown Common Stock”), with an amount in cash, without interest, to be paid in lieu of fractional shares.

In addition, at the Effective Time, (i) each option to purchase Codorus Valley common stock issued under Codorus Valley’s 2007 Long-Term Incentive Plan, as amended, 2017 Long-Term Incentive Plan, as amended, and any other similar plan (collectively, the “Codorus Valley Equity Plans”), outstanding immediately prior to the Effective Time was automatically converted into an option to purchase a number of shares of Orrstown common stock equal to the product of the number of shares of Codorus Valley common stock subject to such stock option immediately prior to the Effective Time and the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (a) the exercise price per share of Codorus Valley common stock of such stock option immediately prior to the Effective Time divided by (b) the Exchange Ratio; (ii) all time-based restricted stock awards and time-based restricted stock unit awards granted under the Codorus Valley Equity Plans were vested in full; and (iii) all performance-based restricted stock awards and performance-based restricted stock unit awards granted under the Codorus Valley Equity Plans were vested in full. In addition, the 2007 Codorus Valley Bancorp, Inc. Restated Employee Stock Purchase Plan was terminated prior to the closing date of the Merger. Each outstanding share of Orrstown Common Stock remained outstanding and was unaffected by the Merger.
As of June 30, 2024 and December 31, 2023, Codorus Valley had total assets of $2.2 billion, total loans of $1.7 billion and total deposits of $1.9 billion. Common shares outstanding totaled 9,751,323 and 9,642,851 at June 30, 2024 and December 31, 2023, respectively. PeoplesBank operated 22 full-service branches and eight limited purpose branches in Pennsylvania and Maryland as of June 30, 2024. Following the Merger, Orrstown operated 51 branches as of July 1, 2024.
On August 5, 2024, Orrstown announced the Bank intends to close six of its branches. Five of the branch closures are subject to regulatory approval and are expected to be completed in the fourth quarter of 2024 and one of the branch closures qualifies as a branch consolidation and will be completed in the third quarter of 2024. After the branch closures are complete, the Bank will have 38 full-service branches and seven limited purpose branches.
The total aggregate consideration delivered to holders of Codorus Valley common stock was approximately 8,532,107 shares of Orrstown common stock. The issuance of shares of Orrstown common stock in connection with the Merger was registered under the Securities Act on a registration statement initially filed by Orrstown with the SEC on March 29, 2024 and declared effective on April 23, 2024 (the “Registration Statement”). The consideration transferred at the close of the transaction is estimated at $233.4 million based on the closing market price of Orrstown common stock of $27.36 on June 28, 2024.
The Merger accomplishes the Company’s objectives of providing increased market opportunities and expanding its branch network through a contiguous footprint in Central and Eastern Pennsylvania and the Greater Baltimore, Maryland area. Further, the merger creates an expanded product suite based on the complementary nature of the products and customers of both companies and increases lending capacity, which will support growth of the existing client base and is expected to provide an opportunity to mitigate risks and increase potential returns.
The initial purchase accounting for the Merger in accordance with GAAP for this business combination is not finalized, therefore the Company is not yet able to disclose the preliminary fair value of the Codorus Valley assets acquired and liabilities assumed.

NOTE 3. INVESTMENT SECURITIES
At June 30, 2024 and December 31, 2023, all investment securities were classified as AFS. The following table summarizes amortized cost, fair value and ACL of investment securities, and the corresponding amounts of gross unrealized gains and losses recognized in AOCI, and the allowance for credit losses at June 30, 2024 and December 31, 2023:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2024
U.S. Treasury securities	$20,050	$—	$2,337	$—	$17,713
U.S. Government Agencies	3,444	129	—	—	3,573
States and political subdivisions	221,404	7	20,965	—	200,446
GSE residential MBSs	60,430	—	3,587	—	56,843
GSE commercial MBSs	3,778	311	—	—	4,089
GSE residential CMOs	123,116	71	6,944	—	116,243
Non-agency CMOs	34,704	248	3,544	—	31,408
Asset-backed	99,386	487	1,215	—	98,658
Other	109	—	—	—	109
Totals	$566,421	$1,253	$38,592	$—	$529,082
December 31, 2023
U.S. Treasury securities	$20,057	$—	$2,217	$—	$17,840
U.S. Government Agencies	3,994	157	—	—	4,151
States and political subdivisions	221,624	28	18,530	—	203,122
GSE residential MBSs	61,669	—	4,037	—	57,632
GSE commercial MBS	4,387	356	—	—	4,743
GSE residential CMOs	79,284	18	6,200	—	73,102
Non-agency CMOs	48,162	316	3,809	—	44,669
Asset-backed	109,786	442	2,094	—	108,134
Other	126	—	—	—	126
Totals	$549,089	$1,317	$36,887	$—	$513,519

The following table summarizes investment securities with unrealized losses at June 30, 2024 and December 31, 2023, aggregated by major investment security type and the length of time in a continuous unrealized loss position.

	Less Than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
June 30, 2024
U.S. Treasury securities	—	$—	$—	3	$17,713	$2,337	3	$17,713	$2,337
States and political subdivisions	6	2,029	45	42	197,920	20,920	48	199,949	20,965
GSE residential MBSs	—	—	—	15	56,843	3,587	15	56,843	3,587
GSE residential CMOs	10	42,061	326	16	59,426	6,618	26	101,487	6,944
Non-agency CMOs	1	929	2	5	22,280	3,542	6	23,209	3,544
Asset-backed	3	18,648	54	10	51,393	1,161	13	70,041	1,215
Totals	20	$63,667	$427	91	$405,575	$38,165	111	$469,242	$38,592
December 31, 2023
U.S. Treasury securities	—	$—	$—	3	$17,840	$2,217	3	$17,840	$2,217
States and political subdivisions	4	2,419	53	40	199,933	18,477	44	202,352	18,530
GSE residential MBSs	—	—	—	15	57,632	4,037	15	57,632	4,037
GSE residential CMOs	4	12,710	186	14	56,765	6,014	18	69,475	6,200
Non-agency CMOs	3	11,531	83	4	16,334	3,726	7	27,865	3,809
Asset-backed	1	865	4	15	74,407	2,090	16	75,272	2,094
Totals	12	$27,525	$326	91	$422,911	$36,561	103	$450,436	$36,887

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
The Company did not record an ACL on the AFS securities at June 30, 2024, December 31, 2023 or upon implementation of CECL on January 1, 2023. As of these periods, the Company considers the unrealized losses on the AFS securities to be related to fluctuations in market conditions, primarily interest rates, and not reflective of deterioration in credit. In addition, the Company maintains that it has the intent and ability to hold these AFS securities until the amortized cost is recovered and it is more likely than not that any of AFS securities in an unrealized loss position would not be required to be sold. At June 30, 2024 and December 31, 2023, unrealized losses were due to market uncertainty resulting from inflation and higher interest rates from the time of the security purchase.
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
The Company does not intend to sell the aforementioned investment securities with unrealized losses and it is more likely than not that the Company will not be required to sell them before recovery of their amortized cost basis, which may be maturity. In addition, the unrealized losses are not credit related. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at June 30, 2024.

The following table summarizes amortized cost and fair value of investment securities by contractual maturity at June 30, 2024. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	36,406	32,567
Due after five years through ten years	58,620	53,071
Due after ten years	149,981	136,203
CMOs and MBSs	222,028	208,583
Asset-backed	99,386	98,658
Totals	$566,421	$529,082
The following table summarizes proceeds from sales of investment securities and gross gains and gross losses for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Proceeds from sale of investment securities	$—	$—	$—	$—
Gross gains	—	—	—	—
Gross losses	12	2	17	10
During the three and six months ended June 30, 2024, the Company recorded investment security losses of $12 thousand and $17 thousand, respectively, compared to net losses of $2 thousand and $10 thousand for the three and six months ended June 30, 2023, from mark-to-market losses on an equity security. During the three and six months ended June 30, 2024 and 2023, the Company did not sell any investment securities. Investment securities with a fair value of $480.7 million and $439.7 million at June 30, 2024 and December 31, 2023, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.
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

Commercial and industrial loans include advances to businesses for general commercial purposes and include permanent and short-term working capital, machinery and equipment financing, and may be either in the form of lines of credit or term loans. Although commercial and industrial loans may be unsecured to our highest-rated borrowers, the majority of these loans are secured by the borrower’s accounts receivable, inventory and machinery and equipment. In a significant number of these loans, the collateral also includes the business real estate or the business owner’s personal real estate or assets. Commercial and industrial loans present credit exposure to the Company, as they are more susceptible to risk of loss during a downturn in the economy as borrowers may have greater difficulty in meeting their debt service requirements and the value of the collateral may decline. The Company attempts to mitigate this risk through its underwriting standards, including evaluating the creditworthiness of the borrower and, to the extent available, credit ratings on the business. Additionally, monitoring of the loans through annual renewals and meetings with the borrowers is typical. However, these procedures cannot eliminate the risk of loss associated with commercial and industrial lending. At June 30, 2024 and December 31, 2023, commercial and industrial loans include $5.2 million and $5.7 million, respectively, net of deferred fees and costs, originated through the SBA PPP. At June 30, 2024, the Bank has $43 thousand of net deferred SBA PPP fees remaining to be recognized through net interest income over the remaining life of the loans. As these loans are 100% guaranteed by the SBA, there is no associated ACL at June 30, 2024 and December 31, 2023.
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

The following table presents the loan portfolio by segment and class, excluding residential LHFS, at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Commercial real estate:
Owner occupied	$371,301	$373,757
Non-owner occupied	710,477	694,638
Multi-family	151,542	150,675
Non-owner occupied residential	89,156	95,040
Acquisition and development:
1-4 family residential construction	32,439	24,516
Commercial and land development	129,883	115,249
Commercial and industrial	374,976	367,085
Municipal	10,594	9,812
Residential mortgage:
First lien	271,153	266,239
Home equity - term	4,633	5,078
Home equity - lines of credit	192,736	186,450
Installment and other loans	8,713	9,774
Total loans	$2,347,603	$2,298,313
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

The following table presents the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of June 30, 2024 and December 31, 2023. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan and payment activity, which residential mortgage and installment and other consumer loans are presented below based on payment performance: performing or nonperforming.

	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$16,172	$54,321	$99,774	$68,370	$20,368	$78,843	$5,518	$—	$343,366
Special mention	—	—	—	1,370	1,154	508	165	—	3,197
Substandard - Non-IEL	—	704	10,000	2,957	5,994	1,538	95	—	21,288
Substandard - IEL	—	—	—	1,239	—	2,211	—	—	3,450
Total owner-occupied loans	$16,172	$55,025	$109,774	$73,936	$27,516	$83,100	$5,778	$—	$371,301
Current period gross charge offs - owner-occupied	$—	$—	$—	$—	$—	$12	$—	$—	$12
Non-owner occupied:
Risk rating
Pass	$38,792	$79,834	$99,324	$227,068	$82,064	$176,728	$643	$—	$704,453
Special mention	—	—	—	341	—	2,124	—	—	2,465
Substandard - Non-IEL	—	—	—	—	—	2,697	—	862	3,559
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total non-owner occupied loans	$38,792	$79,834	$99,324	$227,409	$82,064	$181,549	$643	$862	$710,477
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family:
Risk rating
Pass	$5,844	$2,823	$61,840	$28,489	$12,511	$38,021	$346	$—	$149,874
Special mention	—	—	1,119	—	—	237	—	—	1,356
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	312	—	—	312
Total multi-family loans	$5,844	$2,823	$62,959	$28,489	$12,511	$38,570	$346	$—	$151,542
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied residential:
Risk rating
Pass	$2,901	$10,156	$20,153	$16,307	$6,810	$31,235	$399	$—	$87,961
Special mention	—	—	—	—	—	504	—	—	504
Substandard - Non-IEL	—	—	—	—	—	425	—	—	425
Substandard - IEL	—	2	—	185	—	79	—	—	266
Total non-owner occupied residential loans	$2,901	$10,158	$20,153	$16,492	$6,810	$32,243	$399	$—	$89,156
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$—	$—	$—	$—	$—	$—
continued

	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$13,971	$17,179	$865	$—	$—	$—	$—	$129	$32,144
Special mention	74	221	—	—	—	—	—	—	295
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total 1-4 family residential construction loans	$14,045	$17,400	$865	$—	$—	$—	$—	$129	$32,439
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and land development:
Risk rating
Pass	$15,213	$39,209	$43,482	$5,455	$9,826	$1,567	$5,533	$8,818	$129,103
Special mention	—	—	—	—	780	—	—	—	780
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total commercial and land development loans	$15,213	$39,209	$43,482	$5,455	$10,606	$1,567	$5,533	$8,818	$129,883
Current period gross charge offs - commercial and land development	$—	$23	$—	$—	$—	$—	$—	$—	$23
Commercial and Industrial:
Risk rating
Pass	$30,700	$60,734	$63,069	$57,202	$21,753	$26,589	$95,701	$3,249	$358,997
Special mention	—	—	—	31	7	946	320	—	1,304
Substandard - Non-IEL	—	—	—	5,861	—	217	8,568	—	14,646
Substandard - IEL	—	12	—	—	2	—	15	—	29
Total commercial and industrial loans	$30,700	$60,746	$63,069	$63,094	$21,762	$27,752	$104,604	$3,249	$374,976
Current period gross charge offs - commercial and industrial	$—	$—	$54	$—	$—	$6	$—	$—	$60
Municipal:
Risk rating
Pass	$1,577	$—	$—	$3,124	$—	$5,893	$—	$—	$10,594
Total municipal loans	$1,577	$—	$—	$3,124	$—	$5,893	$—	$—	$10,594
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential mortgage:
First lien:
Payment performance
Performing	$18,111	$44,351	$65,479	$33,167	$7,856	$98,520	$—	$630	$268,114
Nonperforming	—	—	248	232	—	2,559	—	—	3,039
Total first lien loans	$18,111	$44,351	$65,727	$33,399	$7,856	$101,079	$—	$630	$271,153
Current period gross charge offs - first lien	$—	$—	$—	$—	$—	$—	$—	$—	$—
continued

	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Home equity - term:
Payment performance
Performing	$183	$473	$674	$71	$390	$2,840	$—	$—	$4,631
Nonperforming	—	—	—	—	—	2	—	—	2
Total home equity - term loans	$183	$473	$674	$71	$390	$2,842	$—	$—	$4,633
Current period gross charge offs - home equity - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$190,786	$535	$191,321
Nonperforming	—	—	—	—	—	—	1,199	216	1,415
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$191,985	$751	$192,736
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$—	$50	$—	$50
Installment and other loans:
Payment performance
Performing	$593	$568	$316	$281	$78	$848	$6,011	$—	$8,695
Nonperforming	—	3	—	—	—	15	—	—	18
Total Installment and other loans	$593	$571	$316	$281	$78	$863	$6,011	$—	$8,713
Current period gross charge offs - installment and other	$74	$12	$—	$—	$—	$18	$14	$—	$118

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$50,829	$103,192	$69,888	$21,232	$21,251	$62,634	$4,941	$—	$333,967
Special mention	—	—	2,517	1,176	—	1,314	—	—	5,007
Substandard - Non-IEL	—	9,923	—	6,075	—	2,687	312	—	18,997
Substandard - IEL	—	—	—	13,366	—	2,420	—	—	15,786
Total owner-occupied loans	$50,829	$113,115	$72,405	$41,849	$21,251	$69,055	$5,253	$—	$373,757
Current period gross charge offs - owner-occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied:
Risk rating
Pass	$82,879	$102,212	$235,031	$83,652	$63,176	$120,696	$509	$—	$688,155
Special mention	—	—	—	524	—	2,112	—	—	2,636
Substandard - Non-IEL	—	—	—	—	—	2,739	—	868	3,607
Substandard - IEL	—	—	—	—	—	240	—	—	240
Total non-owner occupied loans	$82,879	$102,212	$235,031	$84,176	$63,176	$125,787	$509	$868	$694,638
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
continued

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Multi-family:
Risk rating
Pass	$2,701	$61,805	$28,541	$12,694	$7,437	$33,895	$117	$—	$147,190
Special mention	—	—	—	—	244	2,008	—	—	2,252
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	1,233	—	—	1,233
Total multi-family loans	$2,701	$61,805	$28,541	$12,694	$7,681	$37,136	$117	$—	$150,675
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied residential:
Risk rating
Pass	$10,075	$20,473	$16,947	$7,974	$6,444	$28,319	$1,130	$—	$91,362
Special mention	—	—	—	—	—	731	—	—	731
Substandard - Non-IEL	—	—	—	—	—	375	—	—	375
Substandard - IEL	2	—	192	1,461	—	917	—	—	2,572
Total non-owner occupied residential loans	$10,077	$20,473	$17,139	$9,435	$6,444	$30,342	$1,130	$—	$95,040
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$—	$—	$12	$—	$—	$12
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$18,820	$5,400	$—	$—	$—	$—	$—	$—	$24,220
Special mention	222	—	74	—	—	—	—	—	296
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total 1-4 family residential construction loans	$19,042	$5,400	$74	$—	$—	$—	$—	$—	$24,516
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and land development:
Risk rating
Pass	$28,829	$48,453	$9,847	$9,927	$110	$1,774	$6,574	$6,936	$112,450
Special mention	—	—	—	1,001	—	437	—	—	1,438
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	1,361	—	—	1,361
Total commercial and land development loans	$28,829	$48,453	$9,847	$10,928	$110	$3,572	$6,574	$6,936	$115,249
Current period gross charge offs - commercial and land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
continued

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial and Industrial:
Risk rating
Pass	$67,735	$69,670	$67,117	$24,580	$10,753	$20,775	$86,475	$1,522	$348,627
Special mention	—	4,251	4,364	11	552	356	2,258	—	11,792
Substandard - Non-IEL	—	—	4,682	—	5	225	1,082	—	5,994
Substandard - IEL	—	69	—	7	—	455	141	—	672
Total commercial and industrial loans	$67,735	$73,990	$76,163	$24,598	$11,310	$21,811	$89,956	$1,522	$367,085
Current period gross charge offs - commercial and industrial	$—	$161	$106	$—	$—	$8	$473	$—	$748
Municipal:
Risk rating
Pass	$—	$—	$3,403	$—	$—	$6,409	$—	$—	$9,812
Total municipal loans	$—	$—	$3,403	$—	$—	$6,409	$—	$—	$9,812
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential mortgage:
First lien:
Payment performance
Performing	$43,641	$71,311	$34,704	$8,056	$7,465	$97,943	$—	$638	$263,758
Nonperforming	—	—	—	—	120	2,361	—	—	2,481
Total first lien loans	$43,641	$71,311	$34,704	$8,056	$7,585	$100,304	$—	$638	$266,239
Current period gross charge offs - first lien	$—	$—	$—	$—	$—	$58	$—	$—	$58
Home equity - term:
Payment performance
Performing	$607	$732	$90	$426	$115	$3,105	$—	$—	$5,075
Nonperforming	—	—	—	—	—	3	—	—	3
Total home equity - term loans	$607	$732	$90	$426	$115	$3,108	$—	$—	$5,078
Current period gross charge offs - home equity - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$107,967	$77,171	$185,138
Nonperforming	—	—	—	—	—	—	1,296	16	1,312
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$109,263	$77,187	$186,450
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$—	$40	$—	$40
Installment and other loans:
Payment performance
Performing	$758	$413	$332	$106	$670	$947	$6,500	$—	$9,726
Nonperforming	3	—	—	—	33	12	—	—	48
Total Installment and other loans	$761	$413	$332	$106	$703	$959	$6,500	$—	$9,774
Current period gross charge offs - installment and other	$181	$24	$—	$—	$4	$10	$28	$—	$247

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
At June 30, 2024 and December 31, 2023, the Company’s individually evaluated loans were measured based on the estimated fair value of the collateral securing the loan, except for purchased auto loans on nonaccrual status and accruing loans accounted for as TDRs prior to the adoption of ASU 2022-02. For real estate loans, collateral generally consists of commercial or residential real estate, but in the case of commercial and industrial loans, it could also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
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
The following table presents the amortized cost basis of nonaccrual loans, according to loan class, with and without reserves on individually evaluated loans as of June 30, 2024 and December 31, 2023. The Company did not recognize interest income on nonaccrual loans during the three and six months ended June 30, 2024 and 2023. During the six months ended June 30, 2024, the Company recorded interest income previously applied to principal of $1.6 million from the payoff of a commercial real estate loan, which totaled $13.4 million at December 31, 2023.

	June 30, 2024				December 31, 2023
	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing
Commercial real estate:
Owner-occupied	$—	$3,450	$3,450	$—	$—	$15,786	$15,786	$—
Non-owner occupied	—	—	—	—	—	240	240	—
Multi-family	—	312	312	—	—	1,233	1,233	—
Non-owner occupied residential	—	266	266	—	—	2,572	2,572	—
Acquisition and development:
Commercial and land development	—	—	—	—	—	1,361	1,361	—
Commercial and industrial	—	29	29	—	68	604	672	—
Residential mortgage:
First lien	—	2,871	2,871	187	—	2,309	2,309	66
Home equity – term	—	2	2	—	—	3	3	—
Home equity – lines of credit	—	1,415	1,415	—	—	1,312	1,312	—
Installment and other loans	3	15	18	—	3	36	39	—
Total	$3	$8,360	$8,363	$187	$71	$25,456	$25,527	$66
A loan is considered to be collateral-dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral. At June 30, 2024 and December 31, 2023, substantially all individually evaluated loans were collateral-dependent and consisted primarily of commercial real estate, acquisition and development and residential mortgage loans, which were primarily secured by commercial or residential real estate. All of the Company’s collateral-dependent loans had appraised collateral values which exceeded the amortized cost basis of the related loan except for one consumer installment loan as of June 30, 2024 and one commercial and industrial loan and one consumer installment loan as of December 31, 2023.

The following table presents the amortized cost basis of collateral-dependent loans by class as of June 30, 2024 and December 31, 2023:

	Type of Collateral
June 30, 2024	Business Assets	Commercial Real Estate	Equipment	Land	Residential Real Estate	Other	Total
Commercial real estate:
Owner occupied	$—	$3,449	$—	$—	$—	$—	$3,449
Non-owner occupied	—	—	—	—	—	—	—
Multi-family	—	312	—	—	—	—	312
Non-owner occupied residential	—	266	—	—	—	—	266
Acquisition and development:
Commercial and land development	—	—	—	—	—	—	—
Commercial and industrial	15	—	17	—	—	—	32
Residential mortgage:
First lien	—	—	—	—	2,797	—	2,797
Home equity - term	—	—	—	—	2	—	2
Home equity - lines of credit	—	—	—	—	1,415	—	1,415
Installment and other loans	—	—	3	—	—	—	3
Total	$15	$4,027	$20	$—	$4,214	$—	$8,276
December 31, 2023
Commercial real estate:
Owner occupied	$—	$15,786	$—	$—	$—	$—	$15,786
Non-owner occupied	—	240	—	—	—	—	240
Multi-family	—	1,233	—	—	—	—	1,233
Non-owner occupied residential	—	2,572	—	—	—	—	2,572
Acquisition and development:
Commercial and land development	—	—	—	1,361	—	—	1,361
Commercial and industrial	2	76	594	—	—	—	672
Residential mortgage:
First lien	—	—	—	—	2,231	—	2,231
Home equity - term	—	—	—	—	3	—	3
Home equity - lines of credit	—	—	—	—	1,312	—	1,312
Installment and other loans	—	—	18	—	—	—	18
Total	$2	$19,907	$612	$1,361	$3,546	$—	$25,428

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
The Company may modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, interest rate reduction or an other-than-insignificant payment delay. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL. The Company may also provide multiple types of modifications on an individual loan. During the six months ended June 30, 2024 and 2023, the Company did not extend any modifications to borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan. For loans previously modified to borrowers experiencing financial difficulty, there was a payoff of a loan within the Acquisition and Development segment totaling $1.3 million during the six months ended June 30, 2024. In addition, there were no payment defaults in the subsequent twelve months and the Company has not committed to lend additional amounts to those borrowers.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due by aggregating loans based on its delinquencies. The following table presents the classes of the loan portfolio summarized by aging categories at June 30, 2024 and December 31, 2023:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due	Total Loans
June 30, 2024
Commercial real estate:
Owner occupied	$328	$—	$1,327	$1,655	$369,646	$371,301
Non-owner occupied	—	—	—	—	710,477	710,477
Multi-family	—	—	—	—	151,542	151,542
Non-owner occupied residential	79	69	185	333	88,823	89,156
Acquisition and development:
1-4 family residential construction	—	—	—	—	32,439	32,439
Commercial and land development	—	—	—	—	129,883	129,883
Commercial and industrial	168	3,022	33	3,223	371,753	374,976
Municipal	—	—	—	—	10,594	10,594
Residential mortgage:
First lien	976	935	1,078	2,989	268,164	271,153
Home equity - term	—	—	—	—	4,633	4,633
Home equity - lines of credit	683	1,120	762	2,565	190,171	192,736
Installment and other loans	91	45	3	139	8,574	8,713
	$2,325	$5,191	$3,388	$10,904	$2,336,699	$2,347,603

December 31, 2023
Commercial real estate:
Owner occupied	$13,852	$—	$117	$13,969	$359,788	$373,757
Non-owner occupied	152	—	—	152	694,486	694,638
Multi-family	—	—	—	—	150,675	150,675
Non-owner occupied residential	—	—	192	192	94,848	95,040
Acquisition and development:
1-4 family residential construction	—	—	—	—	24,516	24,516
Commercial and land development	16	—	—	16	115,233	115,249
Commercial and industrial	27	69	625	721	366,364	367,085
Municipal	—	—	—	—	9,812	9,812
Residential mortgage:
First lien	5,433	1,058	721	7,212	259,027	266,239
Home equity - term	20	2	—	22	5,056	5,078
Home equity - lines of credit	1,801	100	839	2,740	183,710	186,450
Installment and other loans	84	28	19	131	9,643	9,774
	$21,385	$1,257	$2,513	$25,155	$2,273,158	$2,298,313
The Company’s ACL is calculated quarterly, with any adjustment recorded to the provision for credit losses in the consolidated statement of income. Management calculates the quantitative portion of collectively evaluated loans for all loan categories, with the exception of the consumer loan segment, using DCF methodology. For purposes of calculating the quantitative portion of collectively evaluated reserves on the consumer loan segment, the remaining life methodology is utilized. For purposes of estimating the Company’s ACL, management generally evaluates collectively evaluated loans by federal call code, which represents the loan classes based upon U.S. regulatory loan classification rules, in order to group loans with similar risk characteristics.
Loans that do not share similar risk characteristics are evaluated on an individual loan basis, and are excluded from the collective evaluation for the ACL. Loans identified to be individually evaluated under CECL include loans on nonaccrual status and may include accruing loans that do not share similar risk characteristics to other accruing loans that are collectively evaluated on a loan pool basis. A specific analytical method is applied to the individually evaluated loans, which considers collateral value, an observable market price or the present value of expected future cash flows. A specific reserve is assigned if the measured value of the loan using one of the before mentioned methods is less than the current carrying value of the loan.
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
All factors noted above were deemed appropriate at June 30, 2024. For the three and six months ended June 30, 2024, these factors were unchanged from December 31, 2023, except for the removal of the Economic Conditions qualitative factor for the residential mortgage loan segment during the three months ended June 30, 2024 and a decrease in the Collateral Valuation Trends qualitative factor from a moderate to low level in the ACL model for the residential mortgage and installment and other loan segments applied during the three months ended March 31, 2024. These changes were based on the stabilization in real estate collateral valuations and housing demand and overall portfolio performance.

The following table presents the activity in the ACL for the three and six months ended June 30, 2024 and 2023:

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
June 30, 2024
Balance, beginning of period	$17,975	$2,233	$5,389	$164	$25,761	$3,193	$211	$3,404	$—	$29,165
Provision for credit losses	236	423	267	(3)	923	(126)	15	(111)	—	812
Charge-offs	(12)	(23)	(14)	—	(49)	(50)	(65)	(115)	—	(164)
Recoveries	4	1	10	—	15	6	30	36	—	51
Balance, end of period	$18,203	$2,634	$5,652	$161	$26,650	$3,023	$191	$3,214	$—	$29,864
June 30, 2023
Balance, beginning of period	$16,697	$3,217	$5,787	$177	$25,878	$2,278	$208	$2,486	$—	$28,364
Provision for loan losses	246	(451)	440	(10)	225	64	110	174	—	399
Charge-offs	(12)	—	(395)	—	(407)	(98)	(67)	(165)	—	(572)
Recoveries	65	1	22	—	88	63	41	104	—	192
Balance, end of period	$16,996	$2,767	$5,854	$167	$25,784	$2,307	$292	$2,599	$—	$28,383

Six Months Ended
June 30, 2024
Balance, beginning of period	$17,873	$2,241	$5,806	$157	$26,077	$2,424	$201	$2,625	$—	$28,702
Provision for credit losses	314	414	(194)	4	538	637	58	695	—	1,233
Charge-offs	(12)	(23)	(60)	—	(95)	(50)	(118)	(168)	—	(263)
Recoveries	28	2	100	—	130	12	50	62	—	192
Balance, end of period	$18,203	$2,634	$5,652	$161	$26,650	$3,023	$191	$3,214	$—	$29,864
June 30, 2023
Balance, beginning of period	$13,558	$3,214	$4,505	$24	$21,301	$3,444	$188	$3,632	$245	$25,178
Impact of adopting ASC 326	2,857	(214)	928	169	3,740	(1,121)	49	(1,072)	(245)	2,423
Provision for loan losses	508	(236)	852	(26)	1,098	(76)	106	30	—	1,128
Charge-offs	(12)	—	(481)	—	(493)	(98)	(123)	(221)	—	(714)
Recoveries	85	3	50	—	138	158	72	230	—	368
Balance, end of period	$16,996	$2,767	$5,854	$167	$25,784	$2,307	$292	$2,599	$—	$28,383
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
The following table summarizes the Company's operating leases at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Operating lease ROU assets	$10,360	$10,824
Operating lease ROU liabilities	11,189	11,614
Weighted-average remaining lease term (in years)	14.9	15.1
Weighted-average discount rate	4.4%	4.4%

The following table presents information related to the Company's operating leases for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Cash paid for operating lease liabilities	$336	$287	$671	$571
Operating lease expense	355	302	711	611
The following table presents expected future maturities of the Company's lease liabilities as of June 30, 2024:

2024	$678
2025	1,371
2026	1,403
2027	1,437
2028	1,194
Thereafter	10,187
16,270
Less: imputed interest	5,081
Total lease liabilities	$11,189
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
At June 30, 2024 and December 31, 2023, goodwill was $18.7 million. No impairment charges were recorded in the three and six months ended June 30, 2024 and 2023.

Goodwill is not amortized, but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit.
The Company conducted its last annual goodwill impairment test as of November 30, 2023 using generally accepted valuation methods. As a result of that impairment test, no goodwill impairment was identified. No changes occurred that would impact the results of that analysis through June 30, 2024.
The following table presents changes in and components of other intangible assets for the three and six months ended June 30, 2024 and 2023. No impairment charges were recorded on other intangible assets during the three and six months ended June 30, 2024 and June 30, 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning of period	$2,189	$2,828	$2,414	$3,078
Amortization expense	(215)	(239)	(440)	(489)
Balance, end of period	$1,974	$2,589	$1,974	$2,589
The following table presents the components of other identifiable intangible assets at June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$8,390	$6,651	$8,390	$6,247
Other customer relationship intangibles	289	54	289	18
Total	$8,679	$6,705	$8,679	$6,265

The following table presents future estimated aggregate amortization expense for other identifiable intangible assets at June 30, 2024:

2024	$396
2025	656
2026	476
2027	297
2028	120
Thereafter	29
$1,974
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
At June 30, 2024, 1,281,920 shares of the common stock of the Company were reserved, of which 267,885 shares are available to be issued.
The following table presents a summary of nonvested restricted shares activity for the six months ended June 30, 2024:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares, beginning of year	291,231	$22.85
Granted	158,684	27.48
Forfeited	(3,330)	23.62
Vested	(128,574)	21.02
Nonvested shares, at period end	318,011	$25.89
The following table presents restricted share compensation expense, with tax benefit information, and fair value of shares vested, for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Restricted share award expense	$864	$534	$1,809	$1,150
Restricted share award tax benefit	181	112	380	242
Fair value of shares vested	578	423	3,466	2,460
The unrecognized compensation expense related to the share awards totaled $5.9 million at June 30, 2024 and $3.4 million at December 31, 2023. The unrecognized compensation expense at June 30, 2024 is expected to be recognized over a weighted-average period of 0.7 years, which reflects the accelerated vesting of time-based restricted stock awards totaling 198,462 shares with compensation expense of $4.0 million recognized on July 1, 2024 pursuant to the Merger closing.
The Company maintains an employee stock purchase plan to provide employees of the Company with an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed the lesser of the IRS limit of $25,000 or 10% of their annual salary at the lower of 95% of the fair market value of the shares on the semi-annual offering date, or related purchase date. The purchases occur in March and September of each year. The Company reserved 350,000 shares of its common stock to be issued under the employee stock purchase plan. At June 30, 2024, 135,296 shares were available to be issued.

The following table presents information for the employee stock purchase plan for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Shares purchased	—	—	3,850	3,003
Weighted average price of shares purchased	$—	$—	$20.67	$21.85
Compensation expense recognized	—	—	$22	$3
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
At June 30, 2024 and December 31, 2023, the Company had two interest rate swaps designated as cash flow hedges with a total notional value of $125.0 million, which included a pay-fixed hedge with a notional value of $75.0 million for the purpose of hedging variable cash flows associated with the Company's borrowings and a pay-float hedge of $50.0 million for the purpose of hedging the variable cash flows of selected AFS securities or loans. During the three and six months ended June 30, 2024, the Company did not enter into new interest rate swaps designated as cash flow hedges.
Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. The gain or loss on the fair value hedge, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings as the fair value changes. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability.
At June 30, 2024 and December 31, 2023, the Company had three pay-fixed interest rate swaps on certain closed portfolio loans with our commercial clients with a total notional value of $100.0 million. The commercial loans are scheduled to mature at various dates ranging from December 2026 to October 2054. The interest rate swaps are designated as fair value hedges and allow the Company to offer long-term fixed rate loans to commercial clients while mitigating the interest rate risk of a long-term asset by converting fixed rate interest payments to floating rate interest payments indexed to a synthetic U.S. SOFR rate. During the three and six months ended June 30, 2024, the Company did not enter into new interest rate swaps designated as fair value hedges.
The Company enters into interest rate swap agreements that allow its commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. In addition, the Company may enter into interest rate caps that allow its commercial loan customers to gain protection against significant interest rate increases and provide an upper limit, or cap, on the variable interest rate. The Company then enters into a corresponding swap or cap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps and interest rate caps with both the customers and third parties are not designated as hedges and are marked through earnings. At June 30, 2024, the Company had 39 customer and 39 corresponding third-party broker interest rate derivatives not designated as a hedging instrument with an aggregate notional amount of $593.4 million compared to $444.8 million in notional amount of such derivative instruments at December 31, 2023. During the three and six months ended June 30, 2024, the Company entered into four and five, respectively, new interest rate swaps with a commercial loan customer and recorded swap fee income of $375 thousand and $574 thousand, respectively. The Company entered into two new interest rate swaps and recorded $196 thousand in swap fee income during the three and six months ended June 30, 2023. Swap fee income is included in noninterest income in the unaudited condensed consolidated statements of income.
At June 30, 2024 and December 31, 2023, the Company had cash collateral of $6.8 million and $6.6 million with third parties for certain of these derivatives, respectively. At June 30, 2024 and December 31, 2023, the Company held cash collateral of $9.8 million and $4.4 million from a counterparty for these derivatives, respectively.
The Company also may enter into risk participation agreements with a financial institution counterparty for an interest rate derivative contract related to a loan in which the Company may be a participant or the agent bank. The risk participation agreement provides credit protection to the agent bank should the borrower fail to perform on its interest rate derivative contracts with the agent bank. The Company manages its credit risk on the risk participation agreement by monitoring the creditworthiness of the borrower, which is based on the same credit review process as though the Company had entered into the derivative instruments directly with the borrower. The notional amount of such risk participation agreement reflects the Company’s pro-rata share of the derivative instrument, consistent with its share of the related participated loan. At June 30, 2024 and December 31, 2023, the Company had four risk participation agreements with sold protection with a notional value of $33.0 million and $32.7 million, respectively. In addition, the Company had five risk participations with purchased protection with a notional value of $23.8 million at June 30, 2024 compared to three risk participations with purchased protection with a notional value of $11.0 million at December 31, 2023. The Company did not enter into any risk participation agreements during the three months ended June 30, 2024. For the six months ended June 30, 2024, the Company entered into two risk participation agreements with purchased protection. The Company entered into one new risk participation with sold protection during the three and six months ended June 30, 2023.
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

The following table summarizes the fair value of the Company's derivative instruments at June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Cash flow hedge designation:
Interest rate swaps -FHLB advances	$75,000	Other assets	$1,746	$75,000	Other assets	$135
Interest rate swaps - AFS securities	50,000	Other liabilities	(175)	50,000	Other liabilities	(426)
Fair value hedge designation:
Interest rate swaps - commercial loans	100,000	Other assets	414	—	Other assets	—
Interest rate swaps - commercial loans	—	Other liabilities	—	100,000	Other liabilities	(1,718)
Total derivatives designated as hedging instruments			$1,985			$(2,009)

Derivatives not designated as hedging instruments:
Interest rate swaps	$262,458	Other assets	$11,803	$216,485	Other assets	$11,157
Interest rate swaps	262,458	Other liabilities	(11,828)	216,485	Other liabilities	(11,253)
Purchased options – rate cap	5,861	Other assets	7	5,909	Other assets	8
Written options – rate cap	5,861	Other liabilities	(7)	5,909	Other liabilities	(8)
Risk participations - sold credit protection	32,952	Other liabilities	(30)	32,722	Other liabilities	(59)
Risk participations - purchased credit protection	23,832	Other assets	72	11,035	Other assets	28
Interest rate lock commitments with customers	3,133	Other assets	71	2,181	Other assets	55
Forward sale commitments	1,538	Other assets	4	688	Other assets	(4)
Total derivatives not designated as hedging instruments			$92			$(76)
The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of June 30, 2024 and 2023.

	Carrying Amounts of Hedged Assets		Cumulative Amounts of Fair Value Hedging Adjustments Included in the Carrying Amounts of the Hedged Assets
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Commercial loans	$100,000	$—	$(415)	$—

The following tables summarize the effect of the Company's derivative financial instruments on OCI and net income for the three and six months ended June 30, 2024 and 2023:

	Amount of Gain Recognized in OCI on Derivative		Amount of Gain Recognized in OCI on Derivative
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Derivatives in cash flow hedging relationships:
Interest rate products	$434	$1,073	$1,862	$1,392
Total	$434	$1,073	$1,862	$1,392

	Amount of Loss Reclassified from AOCI into Income		Amount of Loss Reclassified from AOCI into Income		Location of Loss Recognized from AOCI into Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Derivatives in cash flow hedging relationships:
Interest rate products	$—	$—	$—	$—	Interest income
Total	$—	$—	$—	$—

	Amount of Gain Recognized in Income		Amount of Gain Recognized in Income		Location of Gain Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Derivatives designated as hedging instruments
Fair value hedge designation:
Interest rate swaps - commercial loans (1)	$5	n/a	$8	n/a	Interest income on loans

Derivatives not designated as hedging instruments:
Interest rate products	$27	$40	$71	$(119)	Other operating expenses
Risk participation agreements	(8)	37	73	27	Other operating expenses
Interest rate lock commitments with customers	15	10	17	32	Mortgage banking activities
Forward sale commitments	5	(7)	7	(139)	Mortgage banking activities
Total derivatives not designated as hedging instruments	$39	$80	$168	$(199)
(1) Amount includes the net of the change in the fair value of the interest rate swaps hedging commercial loans and the change in the carrying value included in the hedged commercial loans.
The following table is a summary of components for interest rate swaps designated as hedging instruments at June 30, 2024 and December 31, 2023:

	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity in Years
June 30, 2024
Cash flow hedge designation:
Interest rate swaps - FHLB advances	3.49%	5.34%	3.8
Interest rate swaps - AFS securities	5.33%	3.73%	0.2
Fair value hedge designation:
Interest rate swaps - commercial loans	4.12%	5.34%	3.2
December 31, 2023
Cash flow hedge designation:
Interest rate swaps - FHLB advances	3.49%	5.34%	4.3
Interest rate swaps - AFS securities	5.34%	3.73%	0.7
Fair value hedge designation:
Interest rate swaps - commercial loans	4.12%	5.34%	3.7

NOTE 9. SHORT-TERM BORROWINGS
The Company has short-term borrowing capability from the FHLB and the FRB discount window. The following table summarizes these short-term borrowings at June 30, 2024 and December 31, 2023, and for the six and twelve months then ended:

	June 30, 2024	December 31, 2023
Balance at period-end	$75,000	$97,500
Weighted average interest rate during the period	5.67%	5.68%
Average balance during the period	$75,000	$87,370
Average interest rate during the period	5.77%	5.46%
Maximum month-end balance during the period	$105,000	$120,984
At June 30, 2024 and December 31, 2023, the Company had availability under FHLB lines for its short-term borrowings totaling $75.0 million and $52.5 million, respectively.
NOTE 10. LONG-TERM DEBT
The following table presents components of the Company’s long-term debt at June 30, 2024 and December 31, 2023:

	Amount		Weighted Average Rate
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
FHLB fixed rate advances maturing:
2025	$15,000	$15,000	4.57%	4.57%
2028	25,000	25,000	3.98%	3.98%
Total FHLB Advances	$40,000	$40,000	4.20%	4.20%
The Bank is a member of the FHLB of Pittsburgh and has access to the FHLB program of overnight and term advances. Under terms of a blanket collateral agreement for advances, lines and letters of credit from the FHLB, collateral for all outstanding advances, lines and letters of credit consisted of 1-4 family mortgage loans and other real estate secured loans totaling $1.1 billion at both June 30, 2024 and December 31, 2023. The Bank had additional availability of $1.0 billion at the FHLB on June 30, 2024, based on its qualifying collateral, net of short-term borrowings and long-term debt detailed above, deposit letters of credit of $1.0 million and non-deposit letters of credit of $609 thousand at June 30, 2024. At December 31, 2023, the Bank had additional availability of $973.3 million at the FHLB and $609 thousand of non-deposit letters of credit. There were zero deposit letters of credit at December 31, 2023.
The Bank had available unsecured lines of credit, with interest based on the daily Federal Funds rate, with two correspondent banks totaling $20.0 million at June 30, 2024 and December 31, 2023. There were no borrowings under these lines of credit at June 30, 2024 and December 31, 2023.
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
The Company and the Bank met all capital adequacy requirements to which they are subject at June 30, 2024 and December 31, 2023. Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's classification.
The following table presents capital amounts and ratios at June 30, 2024 and December 31, 2023:

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024
Total risk-based capital:
Orrstown Financial Services, Inc.	$341,909	13.3%	$269,335	10.5%	n/a	n/a
Orrstown Bank	337,000	13.1%	269,264	10.5%	$256,442	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	286,005	11.1%	218,033	8.5%	n/a	n/a
Orrstown Bank	306,798	12.0%	217,976	8.5%	205,154	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	286,005	11.1%	179,557	7.0%	n/a	n/a
Orrstown Bank	306,798	12.0%	179,509	7.0%	166,687	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	286,005	8.9%	129,255	4.0%	n/a	n/a
Orrstown Bank	306,798	9.5%	129,231	4.0%	161,539	5.0%
December 31, 2023
Total risk-based capital:
Orrstown Financial Services, Inc.	$326,878	13.0%	$264,019	10.5%	n/a	n/a
Orrstown Bank	320,687	12.8%	263,942	10.5%	$251,373	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	272,677	10.8%	213,730	8.5%	n/a	n/a
Orrstown Bank	292,160	11.6%	213,667	8.5%	201,099	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	272,677	10.8%	176,013	7.0%	n/a	n/a
Orrstown Bank	292,160	11.6%	175,961	7.0%	163,393	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	272,677	8.9%	122,907	4.0%	n/a	n/a
Orrstown Bank	292,160	9.5%	122,907	4.0%	153,634	5.0%
The Company maintains a stockholder dividend reinvestment and stock purchase plan. Under the plan, shareholders may purchase additional shares of the Company’s common stock at the prevailing market prices with reinvested dividends and voluntary cash payments. The Company reserved 1,045,000 shares of its common stock to be issued under the dividend reinvestment and stock purchase plan. At June 30, 2024, approximately 665,000 shares were available to be issued under the plan.
In September 2015, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company could repurchase up to 416,000 shares of the Company's outstanding shares of common stock, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act, as amended. On April 19, 2021, the Board of Directors authorized the additional repurchase of up to 562,000 shares of its outstanding common stock for a total of 978,000 shares. When and if appropriate, repurchases may be made in the open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. For the three and six months ended June 30, 2024, the Company repurchased zero shares of its common stock. At June 30, 2024, 949,533 shares had been repurchased at a total cost of $21.2 million, or $22.36 per share. Common stock available for future repurchase totals 28,467 shares, or 0.3% of the Company's outstanding common stock at June 30, 2024.
On July 17, 2024, the Board of Directors declared a cash dividend of $0.23 per common share, which will be paid on August 15, 2024 to shareholders of record at August 8, 2024.
NOTE 12. EARNINGS PER SHARE
The following table presents earnings per share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(shares presented in the table are in thousands)	2024	2023	2024	2023
Net income	$7,738	$9,838	$16,269	$18,994
Weighted average shares outstanding - basic	10,393	10,336	10,371	10,360
Dilutive effect of share-based compensation	160	85	146	98
Weighted average shares outstanding - diluted	10,553	10,421	10,517	10,458
Per share information:
Basic earnings per share	$0.74	$0.95	$1.57	$1.83
Diluted earnings per share	0.73	0.94	1.55	1.82
For the three and six months ended June 30, 2024, there were average outstanding restricted award shares totaling 2 and 775, respectively, compared to 14,268 and 9,891 shares for the three and six months ended June 30, 2023, respectively, excluded from the computation of earnings per share because the effect was antidilutive, as the grant price exceeded the average market price. The dilutive effect of share-based compensation in each period above relates principally to restricted stock awards.
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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The following table presents these contractual, or notional, amounts at June 30, 2024 and December 31, 2023.

	Contractual or Notional Amount
	June 30, 2024	December 31, 2023
Commitments to fund:
Home equity lines of credit	$343,976	$337,460
1-4 family residential construction loans	49,901	40,330
Commercial real estate, construction and land development loans	150,073	132,607
Commercial, industrial and other loans	357,150	357,099
Standby letters of credit	30,653	24,529
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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. The Company holds collateral supporting those commitments when deemed necessary by management. The liability at June 30, 2024 and December 31, 2023 for guarantees under standby letters of credit issued was not considered to be material.
The Company maintains a reserve on its off-balance sheet credit exposures, which totaled approximately $1.6 million and $1.7 million at June 30, 2024 and December 31, 2023, respectively, and is recorded in other liabilities on the unaudited condensed consolidated balance sheets. On January 1, 2023, the Company adopted CECL and recorded a day-one adjustment, which increased the allowance for credit losses for off-balance sheet credit exposures by $100 thousand. The reserve is based on management's estimate of expected losses in its off-balance sheet credit exposures. The reserve specific to unfunded loan commitments is determined by applying utilization assumptions based on historical experience and applying the expected loss rates by loan class. Following adoption of CECL, the change in the reserve for off-balance sheet credit exposures is recorded as a provision or reduction to expense through the provision for credit losses in the unaudited condensed consolidated statements of income. The Company recorded no provision for credit losses and a reversal of $123 thousand for off-balance sheet credit exposures for the three and six months ended June 30, 2024. For the three and six months ended June 30, 2023, the Company recorded expense of zero to other operating expenses in the unaudited condensed consolidated statements of income associated with its reserve for off-balance sheet credit exposures.
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
The Company used the following methods and significant assumptions to estimate fair value for instruments measured on a recurring basis:
Where quoted prices are available in an active market, investment securities are classified within Level 1 of the valuation hierarchy. Level 1 investment securities include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, investment securities are classified within Level 2 and fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or DCF. Level 2 investment securities include U.S. agency securities, MBS, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy. The Company’s investment securities are classified as AFS.
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
The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
June 30, 2024
Financial Assets
Investment securities:
U.S. Treasury securities	$17,713	$—	$—	$17,713
U.S. Government Agencies	—	3,573	—	3,573
States and political subdivisions	—	194,114	6,332	200,446
GSE residential MBSs	—	56,843	—	56,843
GSE commercial MBSs	—	4,089	—	4,089
GSE residential CMOs	—	116,243	—	116,243
Non-agency CMOs	—	20,173	11,235	31,408
Asset-backed	—	98,658	—	98,658
Other	109	—	—	109
Loans held for sale	—	1,562	—	1,562
Derivatives	—	14,042	71	14,113
Totals	$17,822	$509,297	$17,638	$544,757
Financial Liabilities
Derivatives	$—	$12,040	$—	$12,040

December 31, 2023
Financial Assets
Investment securities:
U.S. Treasury securities	$17,840	$—	$—	$17,840
U.S. Government Agencies	—	4,151	—	4,151
States and political subdivisions	—	197,060	6,062	203,122
GSE residential MBSs	—	57,632	—	57,632
GSE commercial MBSs	—	4,743	—	4,743
GSE residential CMOs	—	73,102	—	73,102
Non-agency CMOs	—	22,878	21,791	44,669
Asset-backed	—	108,134	—	108,134
Other	126	—	—	126
Loans held for sale	—	5,816	—	5,816
Derivatives	—	11,328	55	11,383
Totals	$17,966	$484,844	$27,908	$530,718
Financial Liabilities
Derivatives	$—	$13,464	$—	$13,464
The Company had one municipal bond and two CMOs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2024 and December 31, 2023. During the six months ended June 30, 2024, the

Company had one non-agency CMO security totaling $2.9 million called by the issuer. The Level 3 valuation is based on a non-executable broker quote, which is considered a significant unobservable input. Such quotes are updated as available and may remain constant for a period of time for certain broker-quoted securities that do not move with the market or that are not interest rate sensitive as a result of their structure or overall attributes.
The Company’s residential mortgage LHFS are recorded at fair value utilizing Level 2 measurements. This fair value measurement is determined based upon third party quotes obtained on similar loans. For loans held-for-sale, for which the fair value option has been elected, the aggregate fair value was greater than the aggregate principal balance by $31 thousand as of June 30, 2024 and below the aggregate principal balance by $1.5 million as of December 31, 2023.
The determination of the fair value of interest rate lock commitments on residential mortgages is based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The average pull through percentage, which is based upon historical experience, was 92% as of June 30, 2024. An increase or decrease of 5% in the pull through assumption would result in a positive or negative change of $4 thousand in the fair value of interest rate lock commitments at June 30, 2024.
The following provides details of the Level 3 fair value measurement activity for the periods ended June 30, 2024 and 2023:
Investment securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$17,734	$28,190	$27,853	$27,193
Unrealized (losses) gains included in OCI	(14)	(84)	82	136
Purchases	—	—	—	871
Net discount accretion	16	10	33	23
Principal payments and other	(169)	(122)	(294)	(229)
Calls	—	—	(10,107)	—
Balance, end of period	$17,567	$27,994	$17,567	$27,994

Interest rate lock commitments on residential mortgages:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$56	$57	$55	$35
Total gains included in earnings	15	10	16	32
Balance, end of period	$71	$67	$71	$67
Certain financial assets are measured at fair value on a nonrecurring basis. Adjustments to the fair value of these assets usually result from the application of lower of cost or market accounting or write-downs of individual assets. The Company used the following methods and significant assumptions to estimate fair value for these financial assets.
There were no transfers into or out of Level 3 at June 30, 2024 and 2023.
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
The measurement of loss associated with loans evaluated individually for all loan classes was based on either the observable market price of the loan, the fair value of the collateral or DCF. For collateral-dependent loans, fair value was measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if management adjusts the appraisal value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3).
Changes in the fair value of individually evaluated loans still held and considered in the determination of the provision for credit losses were declines of $136 thousand and $431 thousand for the three and six months ended June 30, 2024, respectively, compared to increases of $285 thousand and $510 thousand for the three and six months ended June 30, 2023.
Mortgage Servicing Rights
MSRs are evaluated for impairment by comparing the carrying value to the fair value, which is determined through a DCF valuation. To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment. Fair value adjustments on the MSRs only occurs if there is an impairment charge. At both June 30, 2024 and December 31, 2023, the MSR impairment reserve was zero. For both the three and six months ended June 30, 2024 and 2023, there were no impairment valuation allowance adjustments in mortgage banking activities on the unaudited consolidated statements of income.
The following table summarizes assets measured at fair value on a nonrecurring basis at June 30, 2024 and December 31, 2023:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
June 30, 2024
Individually Evaluated Loans
Commercial real estate:
Owner occupied	$—	$—	$46	$46
Residential mortgage:
First lien	—	—	206	206
Home equity - lines of credit	—	—	45	45
Total individually evaluated loans	$—	$—	$297	$297

December 31, 2023
Individually Evaluated Loans
Commercial real estate:
Owner occupied	$—	$—	$75	$75
Commercial and industrial	—	—	164	164
Residential mortgage:
First lien	—	—	219	219
Home equity - lines of credit	—	—	56	56
Total individually evaluated loans	$—	$—	$514	$514
The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
June 30, 2024
Individually evaluated loans	$297	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 25% discount
			- Management adjustments for liquidation expenses	6.78% - 12.30% discount

December 31, 2023
Individually evaluated loans	$514	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 70% discount
			- Management adjustments for liquidation expenses	3.30% - 12.30% discount

Fair values of financial instruments
GAAP requires disclosure of the fair value of financial assets and liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents carrying amounts and estimated fair values of the financial assets and liabilities at June 30, 2024 and December 31, 2023:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2024
Financial Assets
Cash and due from banks	$35,951	$35,951	$35,951	$—	$—
Interest-bearing deposits with banks	96,558	96,558	96,558	—	—
Restricted investments in bank stock	11,147	n/a	n/a	n/a	n/a
Investment securities	529,082	529,082	17,822	493,693	17,567
Loans held for sale	1,562	1,562	—	1,562	—
Loans, net of allowance for credit losses	2,317,739	2,215,206	—	—	2,215,206
Derivatives	14,113	14,113	—	14,042	71
Accrued interest receivable	14,120	14,120	—	4,891	9,229
Financial Liabilities
Deposits	2,702,884	2,700,274	—	2,700,274	—
Securities sold under agreements to repurchase and federal funds purchased	14,625	14,625	—	14,625	—
FHLB advances and other borrowings	115,000	114,541	—	114,541	—
Subordinated notes	32,128	30,631	—	30,631	—
Derivatives	12,040	12,040	—	12,040	—
Accrued interest payable	2,463	2,463	—	2,463	—
Off-balance sheet instruments	—	—	—	—	—

December 31, 2023
Financial Assets
Cash and due from banks	$32,586	$32,586	$32,586	$—	$—
Interest-bearing deposits with banks	32,575	32,575	32,575	—	—
Restricted investments in bank stock	11,992	n/a	n/a	n/a	n/a
Investment securities	513,519	513,519	17,966	467,700	27,853
Loans held for sale	5,816	5,816	—	5,816	—
Loans, net of allowance for loan losses	2,269,611	2,159,745	—	—	2,159,745
Derivatives	11,383	11,383	—	11,328	55
Accrued interest receivable	13,630	13,630	—	4,987	8,643
Financial Liabilities
Deposits	2,558,814	2,555,904	—	2,555,904	—
Securities sold under agreements to repurchase	9,785	9,785	—	9,785	—
FHLB advances and other borrowings	137,500	137,500	—	137,500	—
Subordinated notes	32,093	29,887	—	29,887	—
Derivatives	13,464	13,464	—	13,464	—
Accrued interest payable	2,560	2,560	—	2,560	—
Off-balance sheet instruments	—	—	—	—	—
In accordance with the Company's adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the methods utilized to measure the fair value of financial instruments at June 30, 2024 and December 31, 2023 represent an approximation of exit price; however, an actual exit price may differ.

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
Overview
The Company, headquartered in Harrisburg, Pennsylvania, is a one-bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiary, the Bank. At June 30, 2024, the Company had total assets of $3.2 billion, total liabilities of $2.9 billion and total shareholders’ equity of $278.4 million.
For the three months ended June 30, 2024 and 2023, the Company had net income of $7.7 million and $9.8 million, respectively. For the six months ended June 30, 2024 and 2023, the Company had net income of $16.3 million and $19.0 million, respectively. Diluted earnings per share were $0.73 and $0.94 for the three months ended June 30, 2024 and 2023, respectively. Diluted earnings per share were $1.55 and $1.82 for the six months ended June 30, 2024 and 2023, respectively. The Company is focused on limiting net interest margin compression in an elevated interest rate environment while generating prudent growth. For the three and six months ended June 30, 2024, the Company incurred merger-related expenses of $1.1 million and $1.8 million, respectively, which were included in non-interest expenses in the unaudited condensed consolidated statements of income.
Cautionary Note About Forward-Looking Statements
Certain statements appearing herein, which are not historical in nature, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications, from time to time, that contain such statements. Such forward-looking statements reflect the current views of the Company's management with respect to, among other things, future events and the Company's financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “forecast,” “goal,” “target,” “would” and “outlook,” or the negative variations of those words or other comparable words of a future or forward-looking nature. Forward-looking statements are statements that include projections, predictions, expectations, estimates or beliefs about events or results or otherwise are not statements of historical facts, many of which, by their nature, are inherently uncertain and beyond the Company's control, and include, but are not limited to, statements related to new business development, new loan opportunities, growth in the balance sheet and fee-based revenue lines of business, merger and acquisition activity, cost savings initiatives, reducing risk assets, and mitigating losses in the future. Accordingly, the Company cautions you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements and there can be no assurances that the Company will achieve the desired level of new business development and new loans, growth in the balance sheet and fee-based revenue lines of business, successful merger and acquisition activity and cost savings initiatives, and continued reductions in risk assets or mitigate losses in the future. Factors which could cause the actual results to differ from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general economic conditions (including inflation and concerns about liquidity) on a national basis or in the local markets in which the Company operates; ineffectiveness of the Company's strategic growth plan due to changes in current or future market conditions; changes in interest rates; the diversion of management's attention from ongoing business operations and opportunities; the effects of competition and how it may impact our community banking model, including industry consolidation and development of competing financial products and services; changes in consumer behavior due to changing political, business and economic conditions, or legislative or regulatory initiatives; changes in laws and regulations; changes in credit quality; inability to raise capital, if necessary, under favorable conditions; volatility in the securities markets; the demand for our products and services; deteriorating economic conditions; geopolitical tensions; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; expenses associated with litigation and legal proceedings; the possibility that the anticipated benefits of the merger with Codorus Valley (the “Merger”) are not realized when expected or at all; the possibility that the Merger may be more expensive to complete and integrate than anticipated; the possibility that revenues following the Merger may be lower than expected; potential adverse reactions or changes to business or employee relationships, including those resulting from the completion of the Merger; the ability to complete the integration of the two companies successfully; the dilution caused by the Company’s issuance of additional shares of its capital stock in connection with the Merger; and other risks and uncertainties, including those detailed in our Annual Report on Form 10-K for the year ended December 31, 2023, and our Quarterly Reports on Form 10-Q under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other filings made with the SEC. The statements are valid only as of the date hereof and we disclaim any obligation to update this information.
Economic Climate, Inflation and Interest Rates
Preliminary real GDP for the second quarter of 2024 increased 2.8% on an annualized basis, which represents an increase from 1.4% during the first quarter of 2024 and an increase from 2.1% during the second quarter of 2023. The increase in preliminary GDP during the second quarter of 2024 compared to the first quarter of 2024 reflected increases in consumer spending, wholesale and retail trade and nonresidential fixed investment, specifically within equipment and intellectual property. The notable drivers to the increase in consumer spending were health care, housing, utilities and recreational services and goods and purchases of motor vehicles and household equipment. Fluctuations in real GDP in recent periods, due to inflation, credit conditions and geopolitical tensions, continue to create uncertainty in the current economic environment. The personal consumption expenditures ("PCE") price index increased by 2.6% in the second quarter of 2024 compared to an increase of 3.4% for first quarter of 2024 and 3.0% for the second quarter of 2023. Excluding food and energy prices, the PCE price index increased by 2.9% in the second quarter of 2024 compared to 3.7% in the first quarter of 2024 and 4.2% in the second quarter of 2023.
The national unemployment rate increased to 4.1% in June 2024 compared to 3.8% in March 2024 and 3.6% in June 2023. Within the Company's geographic footprint, the unemployment rate decreased in Pennsylvania from 3.8% in June 2023 to 3.4% in June 2024. The unemployment rate increased in Maryland from 2.0% in June 2023 to 2.8% in June 2024; however, it remains significantly below the national level. These state-wide unemployment rates are consistent with those experienced by the counties in which the Company operates branches and other corporate offices. There were notable job gains nationally in healthcare, construction and government during the second quarter of 2024.
At June 30, 2024, the 10-year Treasury bond yield was 4.36%, a considerable increase from 3.88% at December 31, 2023 and 3.81% at June 30, 2023 due to current economic conditions influenced by the labor market and inflationary pressures. In an attempt to combat the impact of inflation, the current level in the consumer price index and geopolitical tensions, the FOMC has increased the Fed Funds rate by 525 basis points since March 2022. In June of 2024, the FOMC signaled that job gains and the low unemployment rate have demonstrated progress towards its 2.0% target; however, economic concerns persist due to inflationary risks. The Fed Funds rate remains unchanged during 2024 as the FOMC does not believe it is appropriate yet to reduce the rate until there is greater certainty in the economic outlook and inflation trending towards the 2.0% target.
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
Critical Accounting Estimates
The Company’s accounting and reporting policies are in accordance with GAAP and follow accounting and reporting guidelines prescribed by bank regulatory authorities and general practices within the financial services industry in which it operates. Our financial position and results of operations are affected by management's application of accounting policies, including estimates, and assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the balance sheet date and through the date the financial statements are filed with the SEC. Different assumptions in the application of these policies could result in material changes in the consolidated financial position and/or consolidated results of operations and related disclosures. The more critical accounting estimates include accounting for credit losses and income tax methodologies. Accordingly, these critical accounting estimates are discussed in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023. Significant accounting policies and any changes in accounting principles and effects of new accounting pronouncements are discussed in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," in our Annual Report on Form 10-K for the year ended December 31, 2023.

RESULTS OF OPERATIONS
Three months ended June 30, 2024 compared with three months ended June 30, 2023
Summary
Net income totaled $7.7 million for the three months ended June 30, 2024 compared to $9.8 million for the same period in 2023. Diluted earnings per share for the three months ended June 30, 2024 totaled $0.73 compared to $0.94 for the three months ended June 30, 2023. For the three months ended June 30, 2024, the Company incurred merger-related expenses of $1.1 million, which were included in non-interest expenses of the unaudited condensed consolidated statement of income. Excluding the merger-related expenses incurred during the second quarter of 2024, net income and diluted earnings per share totaled $8.7 million and $0.83, respectively, for the three months ended June 30, 2024. For the three months ended June 30, 2023, the Company recorded a gain of $1.2 million from the sale of the Bank's Path Valley branch. See “Supplemental Reporting of Non-GAAP Measures” for additional information.
Net interest income totaled $26.1 million for the three months ended June 30, 2024 compared to $26.4 million for the three months ended June 30, 2023.
The provision for credit losses on loans and off-balance sheet reserves totaled $812 thousand and $399 thousand for the three months ended June 30, 2024 and 2023, respectively.
Noninterest income totaled $7.2 million for both the three months ended June 30, 2024 and 2023. There was an increase of $14 thousand during the second quarter of 2024 due to an increase in wealth management income of $490 thousand and an increase in swap fee income of $179 thousand. During the second quarter of 2023, other income increased primarily due to the impact from the sale of the Path Valley branch of $1.2 million.
Noninterest expenses totaled $22.6 million for the three months ended June 30, 2024 compared to $20.7 million for the three months ended June 30, 2023. The increase of $1.9 million is primarily due to merger-related expenses of $1.1 million.
Income tax expense totaled $2.1 million and $2.5 million for the three months ended June 30, 2024 and 2023, respectively. The Company's effective tax rate was 21.2% for the three months ended June 30, 2024 compared to 20.6% for the three months ended June 30, 2023.
Net Interest Income
Net interest income decreased by $272 thousand from $26.4 million for the three months ended June 30, 2023 to $26.1 million for the three months ended June 30, 2024. Interest income on loans increased by $4.3 million, from $31.2 million to $35.5 million. Interest income on investment securities increased by $600 thousand, from $5.3 million to $5.9 million, for the three months ended June 30, 2024 compared to the same period in the prior year. Total interest expense increased by $6.7 million from $10.5 million for the three months ended June 30, 2023 to $17.2 million for the three months ended June 30, 2024. Interest expense on deposits increased by $6.7 million from $8.6 million for the three months ended June 30, 2023 to $15.3 million for the three months ended June 30, 2024. Interest expense on borrowings was relatively flat at $1.9 million for both the three months ended June 30, 2024 and 2023.

The following table presents net interest income, net interest spread and net interest margin for the three months ended June 30, 2024 and 2023 on a taxable-equivalent basis:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$142,868	$1,864	5.25%	$37,895	$418	4.42%
Investment securities (1)(2)	538,451	6,114	4.54	526,225	5,510	4.19
Loans (1)(3)(4)	2,324,942	35,690	6.17	2,233,312	31,329	5.63
Total interest-earning assets	3,006,261	43,668	5.84	2,797,432	37,257	5.34
Other assets	204,863			191,983
Total	$3,211,124			$2,989,415
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$1,649,753	10,118	2.47	$1,511,468	6,273	1.66
Savings deposits	165,467	140	0.34	204,584	135	0.26
Time deposits	481,721	5,007	4.18	326,034	2,200	2.71
Total interest-bearing deposits	2,296,941	15,265	2.67	2,042,086	8,608	1.69
Securities sold under agreements to repurchase and federal funds purchased	13,412	27	0.81	13,685	28	0.82
FHLB advances and other borrowings	115,000	1,152	4.03	132,094	1,386	4.21
Subordinated notes	32,118	734	9.19	32,049	504	6.29
Total interest-bearing liabilities	2,457,471	17,178	2.81	2,219,914	10,526	1.90
Noninterest-bearing demand deposits	423,037			476,123
Other liabilities	57,828			50,851
Total liabilities	2,938,336			2,746,888
Shareholders’ equity	272,788			242,527
Total	$3,211,124			$2,989,415
Taxable-equivalent net interest income / net interest spread		26,490	3.02%		26,731	3.44%
Taxable-equivalent net interest margin			3.54%			3.83%
Taxable-equivalent adjustment		(387)			(356)
Net interest income		$26,103			$26,375

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balance of investment securities is computed at fair value.
(3)	Average balances include nonaccrual loans.
(4)	Interest income on loans includes prepayment and late fees, where applicable.

The following table presents changes in net interest income on a taxable-equivalent basis for the three months ended June 30, 2024 and 2023 by rate and volume components.

	Three Months Ended June 30, 2024 Versus 2023 Increase (Decrease) Due to Change In
(in thousands)	Average Volume	Average Rate	Total
Interest Income
Federal funds sold and interest-bearing bank balances	$1,154	$292	$1,446
Taxable securities	157	427	584
Tax-exempt securities	(22)	42	20
Loans	1,226	3,135	4,361
Total interest income	2,515	3,896	6,411
Interest Expense
Interest-bearing demand deposits	649	3,196	3,845
Savings deposits	(26)	31	5
Time deposits	1,048	1,759	2,807
Total interest-bearing deposits	1,671	4,986	6,657
Securities purchases under agreements to repurchase and federal funds purchased	(1)	—	(1)
FHLB advances and other borrowings	(179)	(55)	(234)
Subordinated notes	1	229	230
Total interest expense	1,492	5,160	6,652
Taxable-Equivalent Net Interest Income	$1,023	$(1,264)	$(241)

Net interest income on a taxable-equivalent basis decreased by $241 thousand to $26.5 million for the three months ended June 30, 2024 from $26.7 million for the three months ended June 30, 2023. The Company's net interest spread decreased by 42 basis points from 3.44% for the three months ended June 30, 2023 to 3.02% for the three months ended June 30, 2024 primarily due to the increase in cost of funds.
Taxable-equivalent net interest margin decreased by 29 basis points to 3.54% for the three months ended June 30, 2024 from 3.83% for the three months ended June 30, 2023. The taxable-equivalent yield on interest-earning assets increased by 50 basis points from 5.34% for the three months ended June 30, 2023 to 5.84% for the three months ended June 30, 2024, reflecting the benefit of both the deployment of cash into higher yielding loans and investment securities and the impact of higher interest rates on these interest-earning assets. This increase in yield on interest earning assets was more than offset by the increase of 91 basis points in the cost of interest-bearing liabilities from 1.90% to 2.81% due to increased funding costs on deposits from higher market interest rates and competitive pressures.
Average loans increased by $91.6 million to $2.3 billion for the three months ended June 30, 2024 compared to $2.2 billion for the three months ended June 30, 2023. Average investment securities increased by $12.2 million from $526.2 million for the three months ended June 30, 2023 to $538.5 million for the three months ended June 30, 2024. Average interest-bearing liabilities increased by $237.6 million to $2.5 billion for the three months ended June 30, 2024 from $2.2 billion for the three months ended June 30, 2023.
The yield on loans increased by 54 basis points to 6.17% for the three months ended June 30, 2024 compared to 5.63% for the three months ended June 30, 2023. Taxable-equivalent interest income earned on loans increased by $4.4 million due to higher interest rates, which increased interest income by $3.1 million, and an increase in the average balances of loans resulted in an increase to interest income by $1.2 million.
The average balance of commercial loans, excluding SBA PPP loan forgiveness activity, increased by $51.5 million from the three months ended June 30, 2023 to the three months ended June 30, 2024. SBA PPP loans, net of deferred fees and costs, averaged $9.1 million for the three months ended June 30, 2023 compared to $5.3 million for the three months ended June 30, 2024. This decrease was due to forgiveness of SBA PPP loans.

Average residential mortgage loans increased by $39.0 million from $237.7 million during the three months ended June 30, 2023 to $276.7 million during the three months ended June 30, 2024, primarily due to mortgages originated for the portfolio. Average home equity loans increased by $9.0 million from $188.1 million for the three months ended June 30, 2023 to $197.1 million for the three months ended June 30, 2024. Average installment and other consumer loans decreased by $4.1 million from $20.3 million for the three months ended June 30, 2023 to $16.2 million for the three months ended June 30, 2024.
Accretion of purchase accounting adjustments included in interest income was $152 thousand and $215 thousand for the three months ended June 30, 2024 and 2023, respectively. The decrease in accretion was primarily due to a decline in accelerated accretion from acquired loan payoffs or significant loan repayments. Accelerated accretion totaled $72 thousand and $138 thousand for the three months ended June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024, interest income on loans included $12 thousand of interest and net deferred fee income associated with SBA PPP loans compared to $66 thousand of such interest and fee income for the three months ended June 30, 2023.
Interest income on investment securities on a tax-equivalent basis increased by $604 thousand to $6.1 million for the three months ended June 30, 2024 from $5.5 million for the three months ended June 30, 2023, with the taxable equivalent yield increasing from 4.19% for the three months ended June 30, 2023 to 4.54% for the three months ended June 30, 2024. The 35 basis point increase primarily reflected the impact from the higher interest rates. The average balance of investment securities increased by $12.2 million to $538.5 million for the three months ended June 30, 2024 from $526.2 million for the three months ended June 30, 2023 due primarily to purchase activity.
Interest income on federal funds sold and interest-bearing bank balances on a tax-equivalent basis increased by $1.4 million to $1.9 million for the three months ended June 30, 2024 from $418 thousand for the three months ended June 30, 2023. The average balance of federal funds sold and interest-bearing bank balances increased by $105.0 million from $37.9 million for the three months ended June 30, 2023 to $142.9 million, which resulted in an increase in interest income of $1.2 million. Since June 30, 2023, the FOMC increased the Federal Funds rate by 25 basis points, which contributed to the increase in interest income on federal funds sold and interest-bearing bank balances by $292 thousand during the three months ended June 30, 2024.
Interest expense on interest-bearing liabilities increased by $6.7 million from $10.5 million for the three months ended June 30, 2023 to $17.2 million for the three months ended June 30, 2024. The cost of interest-bearing liabilities increased by 91 basis points from 1.90% for the three months ended June 30, 2023 to 2.81% for the three months ended June 30, 2024 as funding costs increased due to higher market interest rates and competitive pressures on deposit pricing. The average balance of interest-bearing deposits increased by $254.9 million to $2.3 billion for the three months ended June 30, 2024 from $2.0 billion for the three months ended June 30, 2023. Average time deposits increased by $155.7 million and average interest-bearing demand deposits increased by $138.3 million for the three months ended June 30, 2024 compared to the prior period due to strong deposit gathering efforts by the Bank's sales teams. These increases were partially offset by a decrease in average savings deposits of $39.1 million between the three months ended June 30, 2024 and 2023 as clients sought higher-yielding products during the rising interest rate environment.
Interest expense on borrowings was $1.9 million for both the three months ended June 30, 2024 and 2023. The cost of borrowings increased by 47 basis points to 4.79% for the three months ended June 30, 2024 from 4.32% for the three months ended June 30, 2023. The interest rate increased on the Company's outstanding subordinated notes of $32.1 million, which converted from a fixed rate to a floating rate on December 30, 2023. The contractual interest rate on the subordinated notes was 8.72% at June 30, 2024 compared to 6.00% at June 30, 2023. Average borrowings decreased by $17.3 million from $177.8 million for the three months ended June 30, 2023 to $160.5 million for the three months ended June 30, 2024 due to repayment of overnight funds.

Provision for Credit Losses
The Company recorded a provision for credit losses of $812 thousand for the three months ended June 30, 2024 compared to $399 thousand for the same period in 2023. For the three months ended June 30, 2024, the provision for credit losses increased primarily due to loan growth and the slowing in prepayment speed assumptions within the quantitative model based on current economic conditions. The impact of these factors was partially offset by a decrease in the Economic Conditions qualitative factor for the residential mortgage segment based on the stabilization in real estate collateral valuations and housing demand and overall portfolio performance, which is reflected in the provision for credit losses noted above. This resulted in a decrease to the ACL of $228 thousand. The remaining change in the ACL is due to normal fluctuations from the changes in loan balances and loss rates by loan segment. The ACL to total loan ratio was 1.27% at both June 30, 2023 and June 30, 2024. For the three months ended June 30, 2023, the provision for credit losses was driven by an increase in commercial loans and an increase in the Delinquency and Classified Loan Trends qualitative factor for the commercial & industrial and owner-occupied commercial real estate loan classes. The change in this qualitative factor was based on a recent trend of increases in loans downgraded to the special mention risk rating, which is reflected in the provision for credit losses noted above. In addition, the provision for credit losses was impacted by the change in expected loss rates under CECL. Favorable published trends in unemployment and GDP rates impacted the extent of provisioning required in the second quarter of 2023.
Net charge-offs for the three months ended June 30, 2024 totaled $113 thousand compared to net charge-offs of $380 thousand for the three months ended June 30, 2023. Nonaccrual loans were 0.36% of gross loans at June 30, 2024, compared with 0.94% of gross loans at June 30, 2023. Nonaccrual loans decreased by $12.7 million from $21.1 million at June 30, 2023 to $8.4 million at June 30, 2024, primarily due to the payoff of one owner-occupied commercial real estate loan with a balance of $14.8 million at June 30, 2023, partially offset by an addition of one owner-occupied commercial real estate loan with a balance of $1.2 million at June 30, 2024.
Additional information is included in the "Credit Risk Management" section herein.

Noninterest Income
The following table compares noninterest income for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		$ Change	% Change
	2024	2023	2024-2023	2024-2023
Service charges on deposit accounts	$1,018	$984	$34	3.5%
Interchange income	961	993	(32)	(3.2)%
Other service charges, commissions and fees	265	267	(2)	(0.7)%
Swap fee income	375	196	179	91.3%
Trust and investment management income	2,132	1,927	205	10.6%
Brokerage income	1,180	895	285	31.8%
Mortgage banking activities	369	112	257	229.5%
Income from life insurance	646	645	1	0.2%
Other income	238	1,141	(903)	(79.1)%
Investment securities losses	(12)	(2)	(10)	(500.0)%
Total noninterest income	$7,172	$7,158	$14	0.2%

Noninterest income increased by $14 thousand from $7.2 million for the three months ended June 30, 2023 to $7.2 million for the three months ended June 30, 2024. The following were significant components in this line item:
•Wealth management income, which includes trust and investment management income and brokerage income, increased by $490 thousand due to strong market performance and growth in managed assets.
•Mortgage banking income increased by $257 thousand. Mortgage loans sold totaled $8.4 million in the second quarter of 2024 compared to $5.1 million in the second quarter of 2023. In addition, the fair value mark on the mortgage loans held-for-sale increased by $151 thousand from a negative fair value mark of $138 thousand for the three months ended June 30, 2023 to a positive fair value mark of $13 thousand for the three months ended June 30, 2024.
•Swap fee income increased by $179 thousand as swap fee income will fluctuate based on market conditions and client demand.
•Other income decreased by $903 thousand due primarily to a gain of $1.2 million from the sale of the Bank's Path Valley branch recorded during the second quarter of 2023.
•Other line items within noninterest income showed fluctuations attributable to normal business operations.

Noninterest Expenses
The following table compares noninterest expenses for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		$ Change	% Change
	2024	2023	2024-2023	2024-2023
Salaries and employee benefits	$13,195	$13,054	$141	1.1%
Occupancy	1,178	1,054	124	11.8%
Furniture and equipment	1,527	1,212	315	26.0%
Data processing	1,237	1,201	36	3.0%
Automated teller machine and interchange fees	341	308	33	10.7%
Advertising and bank promotions	774	919	(145)	(15.8)%
FDIC insurance	419	519	(100)	(19.3)%
Professional services	801	504	297	58.9%
Directors' compensation	272	221	51	23.1%
Taxes other than income	49	3	46	1533.3%
Intangible asset amortization	215	239	(24)	(10.0)%
Merger-related expenses	1,135	—	1,135	100.0%
Other operating expenses	1,496	1,515	(19)	(1.3)%
Total noninterest expenses	$22,639	$20,749	$1,890	9.1%
Noninterest expense increased by $1.9 million from $20.7 million for the three months ended June 30, 2023 to $22.6 million for the three months ended June 30, 2024. The following were significant components in this line item:
•Merger-related expenses totaled $1.1 million related to the merger with Codorus Valley.
•Furniture and equipment expense increased by $315 thousand due primarily to an increase in software maintenance and services to support technology improvements.
•Professional services expense increased by $297 thousand due primarily to increases in audit-related and consulting fees.
•Salaries and employee benefits expense increased by $141 thousand due primarily to increases in incentive compensation and other employee benefit costs.
•Occupancy expense increased by $124 thousand due to additional building maintenance expenses and operating lease expenses from a new lease agreement entered into during the second quarter of 2023.
•Advertising and bank promotions expense decreased by $145 thousand as the timing of promotions, advertising, and sponsorships can vary.
•FDIC insurance expense decreased by $100 thousand due primarily to a decrease in the assessment rate caused by a decrease in the loan mix index factor and a decrease in nonaccrual loans.
•Other line items within noninterest expenses showed fluctuations attributable to normal business operations.

Income Tax Expense
Income tax expense totaled $2.1 million, an effective tax rate of 21.2%, for the three months ended June 30, 2024 compared with $2.5 million and an effective tax rate of 20.6% for the three months ended June 30, 2023. The Company’s effective tax rate is greater than the 21% federal statutory rate due to disallowed interest expenses and the impact of nondeductible merger-related costs, partially offset by tax-exempt income, including interest earned on tax-exempt loans and investment securities, income from life insurance policies and tax credits. The increase in the effective tax rate from the three months ended June 30, 2023 to the three months ended June 30, 2024 was primarily due to an increase in the portion of interest expense disallowed as a deduction against earnings under the Tax Equity and Fiscal Responsibility Act of 1982, an increase in state taxes as a result of a greater percentage of taxable income earned in a state with a state income tax and the non-deductible merger-related expenses.

Six months ended June 30, 2024 compared with six months ended June 30, 2023
Summary
Net income totaled $16.3 million for the six months ended June 30, 2024 compared to $19.0 million for the same period in 2023. Diluted earnings per share for the six months ended June 30, 2024 totaled $1.55 compared to $1.82 for the six months ended June 30, 2023. For the six months ended June 30, 2024, the Company incurred merger-related expenses of $1.8 million, which were included in non-interest expenses of the unaudited condensed consolidated statement of income. Excluding the merger-related expenses incurred during the period, net income and diluted earnings per common share totaled $17.9 million and $1.71, respectively, for the six months ended June 30, 2024. For the six months ended June 30, 2023, the Company recorded a gain of $1.2 million from the sale of the Bank's Path Valley branch. See “Supplemental Reporting of Non-GAAP Measures” for additional information.
Net interest income totaled $53.0 million for the six months ended June 30, 2024 compared to $52.7 million for the six months ended June 30, 2023. This increase in net interest income reflected the impact of $1.6 million of interest recovered from the payoff of a commercial real estate loan on nonaccrual status in the six months ended June 30, 2024, partially offset by the impact of an increase in cost of funds and an increase in average interest-bearing liabilities.
The provision for credit losses on loans and off-balance sheet reserves totaled $1.1 million for both the six months ended June 30, 2024 and 2023.
Noninterest income totaled $13.8 million and $13.2 million for the six months ended June 30, 2024 and 2023, respectively. The increase of $566 thousand was due to an increase in wealth management income of $845 thousand, an increase in swap fee income of $378 thousand and an increase in mortgage banking income of $237 thousand. These increases were offset by the gain of $1.2 million recorded to other income from the sale of the Path Valley branch during the second quarter of 2023.
Noninterest expenses totaled $45.1 million and $41.0 million for the six months ended June 30, 2024 and 2023, respectively. The increase of $4.1 million is primarily due to merger-related expenses of $1.8 million and an increase in salaries and employee benefits expense of $1.7 million.
Income tax expense totaled $4.3 million and $4.8 million for the six months ended June 30, 2024 and 2023, respectively. The Company's effective tax rate was 20.9% for the six months ended June 30, 2024 compared to 20.1% for the six months ended June 30, 2023 due primarily to the impact of non-deductible merger-related expenses in 2024.
Net Interest Income
Net interest income increased by $315 thousand from $52.7 million for the six months ended June 30, 2023 to $53.0 million for the six months ended June 30, 2024. Interest income on loans increased by $11.9 million, from $59.9 million to $71.8 million. Interest income on investment securities increased by $826 thousand, from $10.5 million to $11.3 million, for the six months ended June 30, 2024 compared to the same period in the prior year. Total interest expense increased by $14.4 million from $18.5 million for the six months ended June 30, 2023 to $32.9 million for the six months ended June 30, 2024. Interest expense on deposits increased by $14.0 million from $14.8 million for the six months ended June 30, 2023 to $28.8 million for the six months ended June 30, 2024. Interest expense on borrowings increased by $467 thousand from $3.7 million from the six months ended June 30, 2023 to $4.2 million for the six months ended June 30, 2024.

The following table presents net interest income, net interest spread and net interest margin for the six months ended June 30, 2024 and 2023 on a taxable-equivalent basis:

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$108,695	$2,820	5.22%	$33,770	$716	4.27%
Investment securities (1)(2)	529,151	11,808	4.47	525,957	10,975	4.19
Loans (1)(3)(4)(5)	2,316,522	72,072	6.25	2,206,914	60,173	5.49
Total interest-earning assets	2,954,368	86,700	5.90	2,766,641	71,864	5.23
Other assets	200,580			194,786
Total	$3,154,948			$2,961,427
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$1,610,188	19,310	2.41	$1,507,467	11,135	1.49
Savings deposits	167,736	284	0.34	211,955	268	0.25
Time deposits	455,082	9,187	4.06	301,095	3,407	2.28
Total interest-bearing deposits	2,233,006	28,781	2.59	2,020,517	14,810	1.48
Securities sold under agreements to repurchase and federal funds purchased	12,711	52	0.83	13,776	53	0.77
FHLB advances and other borrowings	126,253	2,626	4.18	119,335	2,638	4.46
Subordinated notes	32,109	1,488	9.32	32,041	1,008	6.29
Total interest-bearing liabilities	2,404,079	32,947	2.76	2,185,669	18,509	1.71
Noninterest-bearing demand deposits	420,253			485,789
Other liabilities	60,078			51,736
Total liabilities	2,884,410			2,723,194
Shareholders’ equity	270,538			238,233
Total	$3,154,948			$2,961,427
Taxable-equivalent net interest income / net interest spread		53,753	3.14%		53,355	3.52%
Taxable-equivalent net interest margin			3.65%			3.88%
Taxable-equivalent adjustment		(769)			(686)
Net interest income		$52,984			$52,669

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balance of investment securities is computed at fair value.
(3)	Average balances include nonaccrual loans.
(4)	Interest income on loans includes prepayment and late fees, where applicable.
(5)	Interest income on loans includes interest recovered of $1.6 million from the payoff of a commercial real estate loan on nonaccrual status during the six months ended June 30, 2024.

The following table presents changes in net interest income on a taxable-equivalent basis for the six months ended June 30, 2024 and 2023 by rate and volume components.

	Six Months Ended June 30, 2024 Versus 2023 Increase (Decrease) Due to Change In
(in thousands)	Average Volume	Average Rate	Total
Interest Income
Federal funds sold and interest-bearing bank balances	$1,597	$507	$2,104
Taxable securities	172	626	798
Tax-exempt securities	(23)	58	35
Loans	3,778	8,121	11,899
Total interest income	5,524	9,312	14,836
Interest Expense
Interest-bearing demand deposits	881	7,294	8,175
Savings deposits	(56)	72	16
Time deposits	1,752	4,028	5,780
Total interest-bearing deposits	2,577	11,394	13,971
Securities purchases under agreements to repurchase and federal funds purchased	(4)	3	(1)
FHLB advances and other borrowings	154	(166)	(12)
Subordinated notes	4	476	480
Total interest expense	2,731	11,707	14,438
Taxable-Equivalent Net Interest Income	$2,793	$(2,395)	$398
Net interest income on a taxable-equivalent basis increased by $398 thousand to $53.8 million for the six months ended June 30, 2024 from $53.4 million for the six months ended June 30, 2023. The Company's net interest spread decreased by 38 basis points from 3.52% for the six months ended June 30, 2023 to 3.14% for the six months ended June 30, 2024 primarily due to the increase in cost of funds.
Taxable-equivalent net interest margin decreased by 23 basis points to 3.65% for the six months ended June 30, 2024 from 3.88% for the six months ended June 30, 2023. The recognition of interest income previously applied to principal of $1.6 million from the payoff of a commercial real estate loan on nonaccrual status contributed 10 basis points to the Company's net interest margin during the six months ended June 30, 2024. The taxable-equivalent yield on interest-earning assets increased by 67 basis points from 5.23% for the six months ended June 30, 2023 to 5.90% for the six months ended June 30, 2024, reflecting the benefit of both the deployment of cash into higher yielding loans and investment securities and the impact of higher interest rates on these interest-earning assets. This increase in yield on interest earning assets was more than offset by the increase of 105 basis points in the cost of interest-bearing liabilities from 1.71% to 2.76% due to increased funding costs on deposits due to higher market interest rates and competitive pressures and an increase in the interest rate on subordinated notes, which converted from a fixed rate to a floating rate on December 30, 2023.
Average loans increased by $109.6 million to $2.3 billion for the six months ended June 30, 2024 compared to $2.2 billion for the six months ended June 30, 2023. Average investment securities increased by $3.2 million from $526.0 million for the six months ended June 30, 2023 to $529.2 million for the six months ended June 30, 2024. Average interest-bearing liabilities increased by $218.4 million to $2.4 billion for the six months ended June 30, 2024 from $2.2 billion for the six months ended June 30, 2023.
The yield on loans increased by 76 basis points to 6.25% for the six months ended June 30, 2024 compared to 5.49% for the six months ended June 30, 2023. Taxable-equivalent interest income earned on loans increased by $11.9 million due to higher interest rates, which increased interest income by $8.1 million, and an increase in the average balances of loans resulted in an increase to interest income of $3.8 million.
The average balance of commercial loans, excluding SBA PPP loan forgiveness activity, increased by $73.2 million from the six months ended June 30, 2023 to the six months ended June 30, 2024. SBA PPP loans, net of deferred fees and costs, averaged $10.7 million for the six months ended June 30, 2023 compared to $5.5 million for the six months ended June 30,

2024. This decrease was due to forgiveness of SBA PPP loans. Average residential mortgage loans increased by $39.6 million from $235.5 million during the six months ended June 30, 2023 to $275.1 million during the six months ended June 30, 2024, primarily due to mortgages originated for the portfolio. Average home equity loans increased by $7.1 million from $187.5 million for the six months ended June 30, 2023 to $194.6 million for the six months ended June 30, 2024. Average installment and other consumer loans decreased by $4.1 million from $20.9 million for the six months ended June 30, 2023 to $16.8 million for the six months ended June 30, 2024.
Accretion of purchase accounting adjustments included in interest income was $147 thousand and $454 thousand for the six months ended June 30, 2024 and 2023, respectively. The decrease in accretion was primarily due to a decline in loan repayments and payoffs. Accelerated accretion totaled $138 thousand and $182 thousand during the six months ended June 30, 2024 and 2023, respectively. Prepayment income on commercial loans decreased by $17 thousand from $274 thousand for the six months ended June 30, 2023 to $257 thousand for the six months ended June 30, 2024. For the six months ended June 30, 2024, interest income on loans includes $26 thousand of interest and net deferred fee income associated with SBA PPP loans compared to $146 thousand of such interest and fee income for the six months ended June 30, 2023.
Interest income on investment securities on a tax-equivalent basis increased by $833 thousand to $11.8 million for the six months ended June 30, 2024 from $11.0 million for the six months ended June 30, 2023, with the taxable equivalent yield increasing from 4.19% for the six months ended June 30, 2023 to 4.47% for the six months ended June 30, 2024. The 28 basis point increase reflected the impact from the higher interest rates. The average balance of investment securities increased by $3.2 million to $529.2 million for the six months ended June 30, 2024 from $526.0 million for the six months ended June 30, 2023 due primarily to net purchase activity.
Interest income on federal funds sold and interest-bearing bank balances on a tax-equivalent basis increased by $2.1 million to $2.8 million for the six months ended June 30, 2024 from $716 thousand for the six months ended June 30, 2023. The average balance of federal funds sold and interest-bearing bank balances increased by $74.9 million from $33.8 million for the six months ended June 30, 2023 to $108.7 million for the six months ended June 30, 2024, which resulted in an increase in interest income of $1.6 million. Since June 30, 2023, the FOMC increased the Federal Funds rate by 25 basis points, which contributed to the increase in interest income on federal funds sold and interest-bearing bank balances by $507 thousand during the six months ended June 30, 2024.
Interest expense on interest-bearing liabilities increased by $14.4 million from $18.5 million for the six months ended June 30, 2023 to $32.9 million for the six months ended June 30, 2024. The cost of interest-bearing liabilities increased by 105 basis points from 1.71% for the six months ended June 30, 2023 to 2.76% for the six months ended June 30, 2024 as funding costs increased due to higher market interest rates and competitive pressures on deposit pricing. The average balance of interest-bearing deposits increased by $212.5 million to $2.2 billion for the six months ended June 30, 2024 from $2.0 billion for the six months ended June 30, 2023. Average time deposits increased by $154.0 million and average interest-bearing demand deposits increased by $102.7 million for the six months ended June 30, 2024 in relation to the comparable prior period. These increases were partially offset by a decrease in average savings deposits of $44.2 million between the six months ended June 30, 2024 and 2023 as clients sought higher-yielding products during the rising interest rate environment.
Interest expense on borrowings increased by $467 thousand to $4.2 million for the six months ended June 30, 2024 from $3.7 million for the six months ended June 30, 2023 as the cost of borrowings increased by 39 basis points to 4.90% for the six months ended June 30, 2024 from 4.51% for the six months ended June 30, 2023. Average borrowings increased by $5.9 million from $165.2 million for the six months ended June 30, 2023 to $171.1 million for the six months ended June 30, 2024 as the Bank opted to borrow funds to provide additional liquidity to meet the credit needs of its clients. In addition, the interest rate increased on the Company's outstanding subordinated notes, which converted from a fixed rate to a floating rate on December 30, 2023. The contractual interest rate on the subordinated notes was 8.72% at June 30, 2024 compared to 6.00% at June 30, 2023.

Provision for Credit Losses
The Company recorded a provision for credit losses of $1.1 million for the six months ended June 30, 2024 compared to $1.1 million for the same period in 2023, which included a reversal to the provision for credit losses for off-balance sheet credit exposures of $123 thousand for the six months ended June 30, 2024. For the six months ended June 30, 2024, the provision for credit losses was primarily based on loan growth and the slowing in prepayment speed assumptions within the quantitative model based on current economic conditions. This was partially offset by the impact of an improvement in the GDP forecast and decreases in certain qualitative factors. The Collateral Valuation Trends qualitative factor was reduced for the residential mortgage and installment and other loan segments and the Economic Factors qualitative factor was reduced for the residential mortgage segment based on the stabilization in real estate collateral valuations and housing demand, which is reflected in the provision for credit losses noted above. The favorable published trends in unemployment and GDP rates, which are used in correlation with historical charge-offs to predict defaults and losses, resulted in a decrease to the required ACL. The remaining change in the ACL is due to normal fluctuations from the changes in loan balances and loss rates by loan segment. The ACL to total loan ratio remained at 1.27% at June 30, 2023 and June 30, 2024. The provision expense recorded in the six months ended June 30, 2023 was due to commercial loan growth and overall increase in expected loss rates under CECL, which was adopted on January 1, 2023.
Net charge-offs for the six months ended June 30, 2024 totaled $71 thousand compared to net charge-offs of $346 thousand for the six months ended June 30, 2023. Nonaccrual loans were 0.36% of gross loans at June 30, 2024, compared with 0.94% of gross loans at June 30, 2023. Nonaccrual loans decreased by $12.7 million from $21.1 million at June 30, 2023 to $8.4 million at June 30, 2024, primarily due to the payoff of one owner-occupied commercial real estate loan with a balance of $14.8 million at June 30, 2023, partially offset by an addition of one owner-occupied commercial real estate loan with a balance of $1.2 million at June 30, 2024.
Additional information is included in the "Credit Risk Management" section herein.

Noninterest Income
The following table compares noninterest income for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		$ Change	% Change
	2024	2023	2024-2023	2024-2023
Service charges on deposit accounts	$2,023	$1,946	$77	4.0%
Interchange income	1,872	1,958	(86)	(4.4)%
Other service charges, commissions and fees	460	462	(2)	(0.4)%
Swap fee income	574	196	378	192.9%
Trust and investment management income	4,156	3,815	341	8.9%
Brokerage income	2,258	1,754	504	28.7%
Mortgage banking activities	827	590	237	40.2%
Income from life insurance	1,280	1,235	45	3.6%
Other income	369	1,290	(921)	(71.4)%
Investment securities losses	(17)	(10)	(7)	(70.0)%
Total noninterest income	$13,802	$13,236	$566	4.3%

Noninterest income increased by $566 thousand from $13.2 million for the six months ended June 30, 2023 to $13.8 million for the six months ended June 30, 2024. The following were significant components in this line item:
•Wealth management income, which includes trust and investment management income and brokerage income, increased by $845 thousand due to strong market performance and growth in managed assets.
•Swap fee income increased by $378 thousand as swap fee income will fluctuate based on market conditions and client demand.
•Mortgage banking income increased by $237 thousand. Mortgage loans sold totaled $23.1 million in the six months ended June 30, 2024, which included a $7.2 million portfolio sold to another institution in the three months ended March 31, 2024, compared to $14.7 million in the first half of 2023.
•Other income decreased by $921 thousand due primarily to a gain of $1.2 million from the sale of the Bank's Path Valley branch during the second quarter of 2023.
•Other line items within noninterest income showed fluctuations attributable to normal business operations.

Noninterest Expenses
The following table compares noninterest expenses for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		$ Change	% Change
	2024	2023	2024-2023	2024-2023
Salaries and employee benefits	$26,947	$25,250	$1,697	6.7%
Occupancy	2,379	2,160	219	10.1%
Furniture and equipment	2,965	2,439	526	21.6%
Data processing	2,502	2,418	84	3.5%
Automated teller machine and interchange fees	692	606	86	14.2%
Advertising and bank promotions	1,172	1,324	(152)	(11.5)%
FDIC insurance	860	1,023	(163)	(15.9)%
Professional services	1,432	1,238	194	15.7%
Directors' compensation	523	468	55	11.8%
Taxes other than income	543	460	83	18.0%
Intangible asset amortization	440	489	(49)	(10.0)%
Merger-related expenses	1,807	—	1,807	100.0%
Other operating expenses	2,846	3,129	(283)	(9.0)%
Total noninterest expenses	$45,108	$41,004	$4,104	10.0%

Noninterest expense increased by $4.1 million from $41.0 million for the six months ended June 30, 2023 to $45.1 million for the six months ended June 30, 2024. The following were significant components in this line item:
•Merger-related expenses totaled $1.8 million during the first half of 2024 related to the merger with Codorus Valley compared to none in the first half of 2023.
•Salaries and employee benefits expense increased by $1.7 million due primarily to increases in merit-based and incentive compensation.
•Furniture and equipment expense increased by $526 thousand due primarily to an increase in software maintenance and services to support technology improvements.
•Occupancy expense increased by $219 thousand due to additional building maintenance expenses and operating lease expenses from a new lease agreement entered into during the second quarter of 2023.
•Professional services expense increased by $194 thousand due primarily to an increase in audit-related fees.
•FDIC insurance expense decreased by $163 thousand due primarily to a decrease in the assessment rate caused by a decrease in the loan mix index factor and a decrease in nonaccrual loans.
•Other operating expenses decreased by $283 thousand due primarily to a decrease in credit valuation adjustments on derivatives of $236 thousand.
•Other line items within noninterest expenses showed fluctuations attributable to normal business operations.

Income Tax Expense
Income tax expense totaled $4.3 million, an effective tax rate of 20.9%, for the six months ended June 30, 2024 compared with $4.8 million and an effective tax rate of 20.1% for the six months ended June 30, 2023. The Company’s effective tax rate is less than the 21% federal statutory rate due to tax-exempt income, including interest earned on tax-exempt loans and investment securities, income from life insurance policies and tax credits, partially offset by disallowed interest expense, state income taxes and nondeductible merger-related expenses. The increase in the effective tax rate from the six months ended June 30, 2023 to the six months ended June 30, 2024 was primarily due to an increase in the portion of interest expense disallowed as a deduction against earnings under the Tax Equity and Fiscal Responsibility Act of 1982, an increase in state taxes as a result of a greater percentage of taxable income earned in a state with a state income tax and the nondeductible merger-related expenses.

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
The Company has established investment policies and an asset/liability management policy to assist in administering its investment portfolio. Decisions to purchase or sell these securities are based on economic conditions and management’s strategy to respond to changes in interest rates, liquidity, pledges to secure deposits and repurchase agreements and other factors while trying to maximize return on the investments. The Company may segregate its investment security portfolio into three categories: “securities available-for-sale,” “trading securities” and “securities held-to-maturity.” At June 30, 2024 and December 31, 2023, management classified the entire investment securities portfolio as AFS, which is accounted for at current market value with non-credit related losses and gains reported in OCI, net of income taxes.
The Company's investment securities portfolio includes debt investments that are subject to varying degrees of credit and market risks, which arise from general market conditions and factors impacting specific industries, as well as news that may impact specific issues. Management monitors its debt securities, using various indicators in determining whether unrealized losses on debt securities are credit related and require an ACL. These indicators include the amount of time the security has been in an unrealized loss position, the cause and extent of the unrealized loss and the credit quality of the issuer and underlying assets. In addition, management assesses whether it is likely the Company will have to sell the investment security prior to recovery, or it expects to be able to hold the investment security until the price recovers. The Company determined that the declines in market value were due to increases in interest rates and market movements, and not due to credit factors. The Company does not intend to sell these securities with unrealized losses and it is more likely than not that the Company will not be required to sell them before recovery of their amortized cost basis, which may be maturity. Therefore, the Company has concluded that the unrealized losses for the AFS securities did not require an ACL at June 30, 2024 and December 31, 2023.
At June 30, 2024, AFS securities totaled $529.1 million, an increase of $15.6 million, from $513.5 million at December 31, 2023. During the six months ended June 30, 2024, the Company purchased $50.3 million of AFS securities, which included $48.0 million of agency MBS and CMO securities, $1.5 million of non-agency CMO securities and $788 thousand of investment securities issued by state and political subdivisions. The purchases were partially offset by calls of non-agency CMO securities totaling $12.9 million and paydowns of $19.4 million. The balance of investment securities included net unrealized losses of $37.3 million at June 30, 2024 compared to net unrealized losses of $35.6 million at December 31, 2023 for an increase of $1.8 million. This increase in net unrealized losses was primarily due to higher treasury rates and wider credit spreads compared to December 31, 2023. The overall duration of the Company's investment securities portfolio was 4.2 years at June 30, 2024 compared to 4.3 years at December 31, 2023. The Company has sufficient access to liquidity such that management does not believe it would be necessary to sell any of its investment securities at a loss to offset any unexpected deposit outflows. Management believes the structure of the Company's investment security portfolio is appropriately aligned with the rest of the balance sheet to protect against volatile interest rate environments, to provide a source of liquidity and to generate steady earnings.

The following table summarizes the credit ratings and collateral associated with the Company's investment security portfolio, excluding equity securities, at June 30, 2024:

Sector	Portfolio Mix	Amortized Book Value	Fair Value	Credit Enhancement	AAA	AA	A	BBB	NR	Collateral / Guarantee Type
Unsecured ABS	1%	$3,330	$3,022	26%	—%	—%	—%	—%	100%	Unsecured Consumer Debt
Student Loan ABS	1	4,662	4,558	27	—	—	—	—	100	Seasoned Student Loans
Federal Family Education Loan ABS	16	89,830	89,516	10	7	80	—	13	—	Federal Family Education Loan (1)
PACE Loan ABS	—	2,231	1,945	6	100	—	—	—	—	PACE Loans
Non-Agency CMBS	3	14,180	14,185	25	—	—	—	—	100
Non-Agency RMBS	3	17,195	14,201	16	100	—	—	—	—	Reverse Mortgages (2)
Municipal - General Obligation	18	102,548	93,339		10	83	7	—	—
Municipal - Revenue	21	118,856	107,107		—	82	12	—	6
SBA ReRemic	—	2,662	2,639		—	100	—	—	—	SBA Guarantee (3)
Small Business Administration	1	7,222	7,662		—	100	—	—	—	SBA Guarantee (3)
Agency MBS	32	183,546	173,086		—	100	—	—	—	Residential Mortgages (3)
U.S. Treasury securities	4	20,050	17,713		—	100	—	—	—	U.S. Government Guarantee (3)
	100%	$566,312	$528,973		6%	83%	4%	2%	5%

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
The risks associated with lending activities differ among loan segments and classes and are subject to the impact of changes in interest rates, market conditions of collateral securing the loans and general economic conditions. Any of these factors may adversely impact a borrower’s ability to repay loans, and also impact the associated collateral. A further discussion on the Company's loan segments and classes, the related risks, ACL and FDM are included in Note 1, Summary of Significant Accounting Policies, and Note 4, Loans and Allowance for Credit Losses, to the unaudited condensed consolidated financial statements under Part I, Item 1, "Financial Information."

The following table presents the loan portfolio, excluding residential LHFS, by segment and class at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Commercial real estate:
Owner occupied	$371,301	$373,757
Non-owner occupied	710,477	694,638
Multi-family	151,542	150,675
Non-owner occupied residential	89,156	95,040
Acquisition and development:
1-4 family residential construction	32,439	24,516
Commercial and land development	129,883	115,249
Commercial and industrial	374,976	367,085
Municipal	10,594	9,812
Residential mortgage:
First lien	271,153	266,239
Home equity - term	4,633	5,078
Home equity - lines of credit	192,736	186,450
Installment and other loans	8,713	9,774
	$2,347,603	$2,298,313
Total loans increased by $49.3 million from December 31, 2023 to June 30, 2024. This increase is due to continued portfolio growth in the commercial loans segment of $39.6 million and residential mortgage segment of $10.8 million during the six months ended June 30, 2024. During the first half of 2024, there were payoffs of three commercial real estate loans with outstanding balances exceeding $1.0 million on nonaccrual status at December 31, 2023 totaling $14.7 million and payoffs of four other criticized loans with outstanding balances exceeding $1.0 million within the commercial and industrial and commercial loan classes totaling $12.1 million.
Asset Quality
Risk Elements
The Company’s loan portfolio is subject to varying degrees of credit risk. Credit risk is managed through the Company's underwriting standards, on-going credit reviews and monitoring of asset quality measures. Additionally, loan portfolio diversification, which limits exposure to a single industry or borrower, and collateral requirements also mitigate the Company's risk of credit loss.
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

The following table presents the Company’s risk elements and relevant asset quality ratios at June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Nonaccrual loans	$8,363	$25,527
OREO	—	—
Total nonperforming assets	8,363	25,527
FDMs still accruing	—	9
Loans past due 90 days or more and still accruing	187	66
Total nonperforming and other risk assets ("total risk assets")	$8,550	$25,602
Loans 30-89 days past due and still accruing	$6,511	$8,111
Asset quality ratios:
Total nonperforming loans to total loans	0.36%	1.11%
Total nonperforming assets to total assets	0.26%	0.83%
Total nonperforming assets to total loans and OREO	0.36%	1.11%
Total risk assets to total loans and OREO	0.36%	1.11%
Total risk assets to total assets	0.27%	0.84%
ACL to total loans	1.27%	1.25%
ACL to nonperforming loans	357.10%	112.44%
ACL to nonperforming loans and FDMs still accruing	357.10%	112.40%
Net charge-offs to total average loans (1)	0.01%	0.03%
(1) Annualized
Nonperforming assets include nonaccrual loans and foreclosed real estate. Risk assets, which include nonperforming assets, FDMs still accruing and loans past due 90 days or more and still accruing, totaled $8.6 million at June 30, 2024, a decrease of $17.1 million from $25.6 million at December 31, 2023. Nonaccrual loans decreased by $17.1 million from December 31, 2023 to June 30, 2024 due primarily to the payoffs of two commercial real estate loans with outstanding balances totaling $14.7 million with no charge-offs recorded on these relationships. During 2024, the Company did not have new loan modifications meeting the FDM criteria under ASU 2022-02.

The following table presents the amortized cost basis of nonaccrual loans, according to loan class, with and without reserves on individually evaluated loans at June 30, 2024 and December 31, 2023. At June 30, 2024, there was a specific reserve of $3 thousand on nonaccrual loans compared to $49 thousand at December 31, 2023.

	June 30, 2024				December 31, 2023
	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing
Commercial real estate:
Owner-occupied	$—	$3,450	$3,450	$—	$—	$15,786	$15,786	$—
Non-owner occupied	—	—	—	—	—	240	240	—
Multi-family	—	312	312	—	—	1,233	1,233	—
Non-owner occupied residential	—	266	266	—	—	2,572	2,572	—
Acquisition and development:
Commercial and land development	—	—	—	—	—	1,361	1,361	—
Commercial and industrial	—	29	29	—	68	604	672	—
Residential mortgage:
First lien	—	2,871	2,871	187	—	2,309	2,309	66
Home equity – term	—	2	2	—	—	3	3	—
Home equity – lines of credit	—	1,415	1,415	—	—	1,312	1,312	—
Installment and other loans	3	15	18	—	3	36	39	—
Total	$3	$8,360	$8,363	$187	$71	$25,456	$25,527	$66
During the first half of 2024, two commercial real estate loans on nonaccrual status totaling $14.7 million were paid off.
The following table presents our exposure to relationships that are individually evaluated and the partial charge-offs taken to date and specific reserves established on those relationships at June 30, 2024 and December 31, 2023.

	# of Relationships	Individually Evaluated Loans	Partial Charge-offs to Date	Specific Reserves
June 30, 2024
Relationships greater than $1,000,000	2	$3,126	$—	$—
Relationships greater than $500,000 but less than $1,000,000	—	—	—	—
Relationships greater than $250,000 but less than $500,000	2	570	—	—
Relationships less than $250,000	80	4,836	214	35
	84	$8,532	$214	$35
December 31, 2023
Relationships greater than $1,000,000	4	$20,363	$—	$—
Relationships greater than $500,000 but less than $1,000,000	1	616	388	—
Relationships greater than $250,000 but less than $500,000	1	257	—	—
Relationships less than $250,000	78	4,472	214	77
	84	$25,708	$602	$77
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

In its individually evaluated loan analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any reserves that may be needed. The determination of the Company’s charge-offs or specific reserve include an evaluation of the outstanding loan balance and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships at June 30, 2024. However, over time, additional information may result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
Credit Risk Management
Allowance for Credit Losses
The Company maintains the ACL at a level deemed adequate by management for expected credit losses. As disclosed in Note 1, Summary of Significant Accounting Policies, and Note 4, Loans and Allowance for Credit Losses, on January 1, 2023 the Company implemented CECL and increased the ACL with a cumulative-effect adjustment to the ACL of $2.4 million. In addition, the Company recorded a cumulative-effect adjustment to the ACL for off-balance sheet exposures of $100 thousand. The Company’s ACL is calculated quarterly, with any adjustment recorded to the provision for credit losses in the unaudited condensed consolidated statement of income. A comprehensive analysis of the ACL is performed by the Company on a quarterly basis. Management evaluates the adequacy of the ACL utilizing a defined methodology to determine if it properly addresses the current and expected risks in the loan portfolio, which considers the performance of borrowers and specific evaluation of individually evaluated loans, including historical loss experiences, trends in delinquencies, nonperforming loans and other risk assets, and the qualitative factors. Risk factors are continuously reviewed and adjusted, as needed, by management when conditions support a change. Management believes its approach properly addresses relevant accounting and bank regulatory guidance for loans both collectively and individually evaluated. The results of the comprehensive analysis, including recommended changes, are governed by the Company's Reserve Adequacy Committee and subsequently presented to the Enterprise Risk Management Committee.
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
The following table presents the amortized cost basis of the loan portfolio, by year of origination, loan class and credit quality as of June 30, 2024. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan and payment activity. Residential mortgage and installment and other consumer loans are presented below based on payment performance: performing or nonperforming. During the first half of 2024, commercial and land development loans totaling $14.5 million were recharacterized to a permanent commercial real estate class upon the completion of construction or receiving a certificate of occupancy. In addition, 1-4 family residential construction loans totaling $3.6 million were recharacterized to a permanent 1-4 family residential mortgage upon the completion of construction.

	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$16,172	$54,321	$99,774	$68,370	$20,368	$78,843	$5,518	$—	$343,366
Special mention	—	—	—	1,370	1,154	508	165	—	3,197
Substandard - Non-IEL	—	704	10,000	2,957	5,994	1,538	95	—	21,288
Substandard - IEL	—	—	—	1,239	—	2,211	—	—	3,450
Total owner-occupied loans	$16,172	$55,025	$109,774	$73,936	$27,516	$83,100	$5,778	$—	$371,301
Current period gross charge offs - owner-occupied	$—	$—	$—	$—	$—	$12	$—	$—	$12
continued

	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Non-owner occupied:
Risk rating
Pass	$38,792	$79,834	$99,324	$227,068	$82,064	$176,728	$643	$—	$704,453
Special mention	—	—	—	341	—	2,124	—	—	2,465
Substandard - Non-IEL	—	—	—	—	—	2,697	—	862	3,559
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total non-owner occupied loans	$38,792	$79,834	$99,324	$227,409	$82,064	$181,549	$643	$862	$710,477
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family:
Risk rating
Pass	$5,844	$2,823	$61,840	$28,489	$12,511	$38,021	$346	$—	$149,874
Special mention	—	—	1,119	—	—	237	—	—	1,356
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	312	—	—	312
Total multi-family loans	$5,844	$2,823	$62,959	$28,489	$12,511	$38,570	$346	$—	$151,542
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied residential:
Risk rating
Pass	$2,901	$10,156	$20,153	$16,307	$6,810	$31,235	$399	$—	$87,961
Special mention	—	—	—	—	—	504	—	—	504
Substandard - Non-IEL	—	—	—	—	—	425	—	—	425
Substandard - IEL	—	2	—	185	—	79	—	—	266
Total non-owner occupied residential loans	$2,901	$10,158	$20,153	$16,492	$6,810	$32,243	$399	$—	$89,156
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$—	$—	$—	$—	$—	$—
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$13,971	$17,179	$865	$—	$—	$—	$—	$129	$32,144
Special mention	74	221	—	—	—	—	—	—	295
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total 1-4 family residential construction loans	$14,045	$17,400	$865	$—	$—	$—	$—	$129	$32,439
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and land development:
Risk rating
Pass	$15,213	$39,209	$43,482	$5,455	$9,826	$1,567	$5,533	$8,818	$129,103
Special mention	—	—	—	—	780	—	—	—	780
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total commercial and land development loans	$15,213	$39,209	$43,482	$5,455	$10,606	$1,567	$5,533	$8,818	$129,883
Current period gross charge offs - commercial and land development	$—	$23	$—	$—	$—	$—	$—	$—	$23
continued

	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial and Industrial:
Risk rating
Pass	$30,700	$60,734	$63,069	$57,202	$21,753	$26,589	$95,701	$3,249	$358,997
Special mention	—	—	—	31	7	946	320	—	1,304
Substandard - Non-IEL	—	—	—	5,861	—	217	8,568	—	14,646
Substandard - IEL	—	12	—	—	2	—	15	—	29
Total commercial and industrial loans	$30,700	$60,746	$63,069	$63,094	$21,762	$27,752	$104,604	$3,249	$374,976
Current period gross charge offs - commercial and industrial	$—	$—	$54	$—	$—	$6	$—	$—	$60
Municipal:
Risk rating
Pass	$1,577	$—	$—	$3,124	$—	$5,893	$—	$—	$10,594
Total municipal loans	$1,577	$—	$—	$3,124	$—	$5,893	$—	$—	$10,594
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential mortgage:
First lien:
Payment performance
Performing	$18,111	$44,351	$65,479	$33,167	$7,856	$98,520	$—	$630	$268,114
Nonperforming	—	—	248	232	—	2,559	—	—	3,039
Total first lien loans	$18,111	$44,351	$65,727	$33,399	$7,856	$101,079	$—	$630	$271,153
Current period gross charge offs - first lien	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity - term:
Payment performance
Performing	$183	$473	$674	$71	$390	$2,840	$—	$—	$4,631
Nonperforming	—	—	—	—	—	2	—	—	2
Total home equity - term loans	$183	$473	$674	$71	$390	$2,842	$—	$—	$4,633
Current period gross charge offs - home equity - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$190,786	$535	$191,321
Nonperforming	—	—	—	—	—	—	1,199	216	1,415
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$191,985	$751	$192,736
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$—	$50	$—	$50
Installment and other loans:
Payment performance
Performing	$593	$568	$316	$281	$78	$848	$6,011	$—	$8,695
Nonperforming	—	3	—	—	—	15	—	—	18
Total Installment and other loans	$593	$571	$316	$281	$78	$863	$6,011	$—	$8,713
Current period gross charge offs - installment and other	$74	$12	$—	$—	$—	$18	$14	$—	$118

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$50,829	$103,192	$69,888	$21,232	$21,251	$62,634	$4,941	$—	$333,967
Special mention	—	—	2,517	1,176	—	1,314	—	—	5,007
Substandard - Non-IEL	—	9,923	—	6,075	—	2,687	312	—	18,997
Substandard - IEL	—	—	—	13,366	—	2,420	—	—	15,786
Total owner-occupied loans	$50,829	$113,115	$72,405	$41,849	$21,251	$69,055	$5,253	$—	$373,757
Current period gross charge offs - owner-occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied:
Risk rating
Pass	$82,879	$102,212	$235,031	$83,652	$63,176	$120,696	$509	$—	$688,155
Special mention	—	—	—	524	—	2,112	—	—	2,636
Substandard - Non-IEL	—	—	—	—	—	2,739	—	868	3,607
Substandard - IEL	—	—	—	—	—	240	—	—	240
Total non-owner occupied loans	$82,879	$102,212	$235,031	$84,176	$63,176	$125,787	$509	$868	$694,638
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family:
Risk rating
Pass	$2,701	$61,805	$28,541	$12,694	$7,437	$33,895	$117	$—	$147,190
Special mention	—	—	—	—	244	2,008	—	—	2,252
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	1,233	—	—	1,233
Total multi-family loans	$2,701	$61,805	$28,541	$12,694	$7,681	$37,136	$117	$—	$150,675
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied residential:
Risk rating
Pass	$10,075	$20,473	$16,947	$7,974	$6,444	$28,319	$1,130	$—	$91,362
Special mention	—	—	—	—	—	731	—	—	731
Substandard - Non-IEL	—	—	—	—	—	375	—	—	375
Substandard - IEL	2	—	192	1,461	—	917	—	—	2,572
Total non-owner occupied residential loans	$10,077	$20,473	$17,139	$9,435	$6,444	$30,342	$1,130	$—	$95,040
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$—	$—	$12	$—	$—	$12
continued

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$18,820	$5,400	$—	$—	$—	$—	$—	$—	$24,220
Special mention	222	—	74	—	—	—	—	—	296
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total 1-4 family residential construction loans	$19,042	$5,400	$74	$—	$—	$—	$—	$—	$24,516
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and land development:
Risk rating
Pass	$28,829	$48,453	$9,847	$9,927	$110	$1,774	$6,574	$6,936	$112,450
Special mention	—	—	—	1,001	—	437	—	—	1,438
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	1,361	—	—	1,361
Total commercial and land development loans	$28,829	$48,453	$9,847	$10,928	$110	$3,572	$6,574	$6,936	$115,249
Current period gross charge offs - commercial and land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial:
Risk rating
Pass	$67,735	$69,670	$67,117	$24,580	$10,753	$20,775	$86,475	$1,522	$348,627
Special mention	—	4,251	4,364	11	552	356	2,258	—	11,792
Substandard - Non-IEL	—	—	4,682	—	5	225	1,082	—	5,994
Substandard - IEL	—	69	—	7	—	455	141	—	672
Total commercial and industrial loans	$67,735	$73,990	$76,163	$24,598	$11,310	$21,811	$89,956	$1,522	$367,085
Current period gross charge offs - commercial and industrial	$—	$161	$106	$—	$—	$8	$473	$—	$748
Municipal:
Risk rating
Pass	$—	$—	$3,403	$—	$—	$6,409	$—	$—	$9,812
Total municipal loans	$—	$—	$3,403	$—	$—	$6,409	$—	$—	$9,812
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential mortgage:
First lien:
Payment performance
Performing	$43,641	$71,311	$34,704	$8,056	$7,465	$97,943	$—	$638	$263,758
Nonperforming	—	—	—	—	120	2,361	—	—	2,481
Total first lien loans	$43,641	$71,311	$34,704	$8,056	$7,585	$100,304	$—	$638	$266,239
Current period gross charge offs - first lien	$—	$—	$—	$—	$—	$58	$—	$—	$58
continued

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Home equity - term:
Payment performance
Performing	$607	$732	$90	$426	$115	$3,105	$—	$—	$5,075
Nonperforming	—	—	—	—	—	3	—	—	3
Total home equity - term loans	$607	$732	$90	$426	$115	$3,108	$—	$—	$5,078
Current period gross charge offs - home equity - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$107,967	$77,171	$185,138
Nonperforming	—	—	—	—	—	—	1,296	16	1,312
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$109,263	$77,187	$186,450
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$—	$40	$—	$40
Installment and other loans:
Payment performance
Performing	$758	$413	$332	$106	$670	$947	$6,500	$—	$9,726
Nonperforming	3	—	—	—	33	12	—	—	48
Total Installment and other loans	$761	$413	$332	$106	$703	$959	$6,500	$—	$9,774
Current period gross charge offs - installment and other	$181	$24	$—	$—	$4	$10	$28	$—	$247

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
Special Mention loans decreased by $14.3 million from $24.2 million at December 31, 2023 to $9.9 million at June 30, 2024 due to repayments, including $7.2 million from one commercial and industrial client and $3.2 million from two commercial real estate clients.
Classified loans totaled $48.7 million at June 30, 2024, or 2.1% of total loans outstanding, reflecting a decrease from $55.0 million, or 2.4% of total loans outstanding, at December 31, 2023.
Non-IEL substandard loans are performing loans, which have characteristics that cause management concern over the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming, or individually evaluated, loans in the future. Generally, management feels that substandard loans that are currently performing and not considered individually evaluated result in some doubt as to the borrower’s ability to continue to perform under the terms of the loan and represent potential problem loans. Non-IEL substandard loans totaled $40.2 million at June 30, 2024, an increase of $10.9 million, compared to $29.3 million at December 31, 2023, due primarily to the downgrades of two commercial clients with an outstanding balance totaling $9.0 million. The Substandard-IEL category decreased from $25.7 million to $8.5 million from December 31, 2023 to June 30, 2024, respectively, primarily due to the payoff of loans to three commercial real estate clients with an outstanding balance of $16.4 million at December 31, 2023.

The following table presents the activity in the ACL for the three and six months ended June 30, 2024 and 2023:

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
June 30, 2024
Balance, beginning of period	$17,975	$2,233	$5,389	$164	$25,761	$3,193	$211	$3,404	$—	$29,165
Provision for credit losses	236	423	267	(3)	923	(126)	15	(111)	—	812
Charge-offs	(12)	(23)	(14)	—	(49)	(50)	(65)	(115)	—	(164)
Recoveries	4	1	10	—	15	6	30	36	—	51
Balance, end of period	$18,203	$2,634	$5,652	$161	$26,650	$3,023	$191	$3,214	$—	$29,864
June 30, 2023
Balance, beginning of period	$16,697	$3,217	$5,787	$177	$25,878	$2,278	$208	$2,486	$—	$28,364
Impact of adopting CECL	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Provision for loan losses	246	(451)	440	(10)	225	64	110	174	—	399
Charge-offs	(12)	—	(395)	—	(407)	(98)	(67)	(165)	—	(572)
Recoveries	65	1	22	—	88	63	41	104	—	192
Balance, end of period	$16,996	$2,767	$5,854	$167	$25,784	$2,307	$292	$2,599	$—	$28,383
Six Months Ended
June 30, 2024
Balance, beginning of period	$17,873	$2,241	$5,806	$157	$26,077	$2,424	$201	$2,625	$—	$28,702
Provision for credit losses	314	414	(194)	4	538	637	58	695	—	1,233
Charge-offs	(12)	(23)	(60)	—	(95)	(50)	(118)	(168)	—	(263)
Recoveries	28	2	100	—	130	12	50	62	—	192
Balance, end of period	$18,203	$2,634	$5,652	$161	$26,650	$3,023	$191	$3,214	$—	$29,864
June 30, 2023
Balance, beginning of period	$13,558	$3,214	$4,505	$24	$21,301	$3,444	$188	$3,632	$245	$25,178
Impact of adopting CECL	2,857	(214)	928	169	3,740	(1,121)	49	(1,072)	(245)	2,423
Provision for loan losses	508	(236)	852	(26)	1,098	(76)	106	30	—	1,128
Charge-offs	(12)	—	(481)	—	(493)	(98)	(123)	(221)	—	(714)
Recoveries	85	3	50	—	138	158	72	230	—	368
Balance, end of period	$16,996	$2,767	$5,854	$167	$25,784	$2,307	$292	$2,599	$—	$28,383
The ACL totaled $29.9 million at June 30, 2024, an increase of $1.2 million from December 31, 2023, resulting primarily from the provision for credit losses of $1.2 million and net charge-offs of $71 thousand during the six months ended June 30, 2024. The ACL as a percentage of the total loan portfolio was 1.27% at both June 30, 2024 and June 30, 2023. For the six months ended June 30, 2024, the provision for credit losses was primarily based on loan growth and the slowing in prepayment speed assumptions within the quantitative model based on current economic conditions. This was partially offset by the impact of an improvement in the GDP forecast and decreases in certain qualitative factors. The Collateral Valuation Trends qualitative factor was reduced for the residential mortgage and installment and other loan segments and the Economic Factors qualitative factor was reduced for the residential mortgage segment based on the stabilization in real estate collateral valuations and housing demand and overall portfolio performance, which reduced provision expense by $596 thousand. The favorable published trends in unemployment and GDP rates, which are used in correlation with historical charge-offs to predict defaults and losses, resulted in a decrease to the required ACL. The remaining change in the ACL is due to normal fluctuations from the changes in loan balances and loss rates by loan segment.
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
The Company takes partial charge-offs on collateral-dependent loans when the carrying value exceeds the estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. Specific reserves remain in place if updated appraisals are pending and represent management's estimate of potential loss. In addition to the specific reserve allocations on individually evaluated loans noted previously, five loans, with aggregate outstanding principal balances of $160 thousand, had cumulative partial charge-offs to the ACL totaling $214 thousand through June 30, 2024. As updated appraisals are received on collateral-dependent loans, partial charge-offs are taken to the extent the loans’ principal balance exceeds their fair value.
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
Deposits
Total deposits increased by $144.1 million to $2.7 billion at June 30, 2024 from $2.6 billion at December 31, 2023. In the first half of 2024, time deposits increased by $83.0 million, money market deposits increased by $67.4 million and interest-bearing demand deposits increased by $8.6 million. These increases were partially offset by decreases in non-interest bearing deposits of $5.7 million and savings deposits of $9.3 million. The increase in interest-bearing demand deposits reflects some seasonal public funds activity. The increase in time deposits was attributable to promotional offerings of up to 18-month terms. The declines in noninterest-bearing deposits and savings deposits were primarily due to clients shifting to higher-yielding products within the Bank. In addition, the increase in money market deposits was partially offset by a decrease in brokered money market deposits of $15.1 million. At June 30, 2024, deposits that are uninsured and not collateralized totaled $422.3 million, or 16% of total deposits, compared to $442.7 million, or 17% of total deposits, at December 31, 2023.
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
FHLB advances and other borrowings decreased by $22.5 million to $115.0 million at June 30, 2024 compared to $137.5 million at December 31, 2023. The Bank repaid overnight borrowings during the first quarter of 2024 based on available liquidity from deposits.
In December 2018, the Company issued unsecured subordinated notes payable totaling $32.5 million, which mature on December 30, 2028, and the proceeds of which were designated for general corporate use, including funding of cash consideration for mergers and acquisitions. The subordinated notes had a fixed interest rate of 6.0% through December 30, 2023, which then converted to a variable rate, three-month CME term SOFR rate plus 3.16%, through maturity. At June 30, 2024, the contractual interest rate on the subordinated debt was 8.72%.
See Note 9, Short-Term Borrowings, and Note 10, Long-Term Borrowings, to the unaudited condensed consolidated financial statements under Part I, Item 1, "Financial Information," for a description and terms of the Company’s borrowings and access to alternative sources of liquidity.
Shareholders' Equity, Capital Adequacy and Regulatory Matters
Capital management in a regulated financial services industry must properly balance return on equity to its shareholders while maintaining sufficient levels of capital and related risk-based regulatory capital ratios to satisfy statutory regulatory requirements. The Company’s capital management strategies have been developed to provide attractive rates of returns to its shareholders, while remaining “well-capitalized” under applicable banking regulations.

Shareholders’ equity totaled $278.4 million at June 30, 2024, an increase of $13.3 million, from $265.1 million at December 31, 2023. The increase was primarily attributable to net income of $16.3 million, partially offset by dividends paid of $4.3 million, and other comprehensive income of $72 thousand for the six months ended June 30, 2024. Other comprehensive income included $1.4 million in net unrealized gains from cash flow hedges partially offset by after-tax declines of $1.4 million from net unrealized losses on investment securities. For the six months ended June 30, 2024, total comprehensive income totaled $16.3 million, a decrease of $8.4 million, from total comprehensive losses of $24.7 million for the same period in 2023 due primarily to an increase in after-tax net unrealized losses on investment securities of $6.0 million and the decrease in net income of $2.7 million between the comparative periods. The increase in net unrealized losses was primarily caused by a rise in treasury rates and wider credit spreads during the first half of 2024.
At June 30, 2024, book value per common share was $25.97 compared to $24.98 at December 31, 2023. Tangible book value per share also increased from $23.03 at December 31, 2023 to $24.08 at June 30, 2024, as a result of the increase in shareholders' equity driven by earnings during 2024. See “Supplemental Reporting of Non-GAAP Measures.”
The Company routinely evaluates its capital levels in light of its risk profile to assess its capital needs. The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. At June 30, 2024 and December 31, 2023, the Bank was considered well-capitalized under applicable banking regulations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Prompt corrective action provisions are not applicable to bank holding companies, including financial holding companies.
Note 11, Shareholders' Equity and Regulatory Capital, to the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1, "Financial Information," includes a table presenting capital amounts and ratios for the Company and the Bank at June 30, 2024 and December 31, 2023.
In addition to the minimum capital ratio requirement and minimum capital ratio to be well-capitalized presented in the referenced table in Note 11, the Bank must maintain a capital conservation buffer as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, Item 1 - Business, under the topic Basel III Capital Rules. At June 30, 2024, the Bank's capital conservation buffer, based on the most restrictive Total Capital to risk weighted assets capital ratio, was 5.1%, which is greater than the 2.5% requirement.
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
At June 30, 2024, cash and cash equivalents totaled $132.5 million compared to $65.2 million at December 31, 2023, which reflects the increase in deposits of $144.1 million and net income of $16.3 million, partially offset by the decrease in borrowings of $22.5 million for the six months ended June 30, 2024. Unencumbered investment securities totaled $48.3 million at June 30, 2024 compared to $73.7 million at December 31, 2023. At June 30, 2024, the Company had $16.4 million of investment securities pledged at the FRB Discount Window, with no associated borrowings outstanding, compared to $17.4 million at December 31, 2023. The Company's maximum borrowing capacity from the FHLB of Pittsburgh is $1.1 billion, of which $118.2 million and $138.7 million in advances and letters of credit were outstanding at June 30, 2024 and December 31, 2023, respectively. In addition, the Company had $20.0 million in available unsecured lines of credit with other banks at June 30, 2024 and December 31, 2023. The Bank tested its various sources of funding during 2024 to ensure accessibility.
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
As a result of prior acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $20.7 million and $21.1 million at June 30, 2024 and December 31, 2023, respectively. During the three and six months ended June 30, 2024, the Company incurred merger-related expenses of $1.1 million and $1.8 million, respectively, in connection with the merger with Codorus Valley.
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
The increase in tangible book value per share (non-GAAP) from December 31, 2023 to June 30, 2024 is primarily due to net income of $16.3 million, partially offset by dividends paid of $4.3 million and other comprehensive income, net of taxes, of $72 thousand due to net unrealized gains on interest rate swaps designated as hedging instruments partially offset by net unrealized losses on AFS securities.
The following table presents the computation of each non-GAAP based measure shown together with its most directly comparable GAAP-based measure.

(dollars and shares in thousands)	June 30, 2024
Tangible Book Value per Common Share
Shareholders' equity (most directly comparable GAAP-based measure)	$278,376
Less: Goodwill	18,724
Other intangible assets	1,974
Related tax effect	(415)
Tangible common equity (non-GAAP)	$258,093

Common shares outstanding	10,720

Book value per share (most directly comparable GAAP based measure)	$25.97
Intangible assets per share	1.89
Tangible book value per share (non-GAAP)	$24.08

Adjusted Net Income and Adjusted Diluted Earnings Per Share
	Three Months Ended		Six Months Ended
(dollars and shares in thousands)	June 30 2024	June 30 2023	June 30 2024	June 30 2023
Net income (most directly comparable GAAP based measure)	$7,738	$9,838	$16,269	$18,994
Plus: Merger-related expenses	1,135	—	1,807	—
Less: Related tax effect	(139)	—	(140)	—
Adjusted net income (non-GAAP)	$8,734	$9,838	$17,936	$18,994

Weighted average shares - diluted (most directly comparable GAAP-based measure)	10,553	10,421	10,517	10,458
Diluted earnings per share (most directly comparable GAAP-based measure)	$0.73	$0.94	$1.55	$1.82
Weighted average shares - diluted (non-GAAP)	10,553	10,421	10,517	10,458
Diluted earnings per share, adjusted (non-GAAP)	$0.83	$0.94	$1.71	$1.82

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk comprises exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks. In the banking industry, a major risk exposure is changing interest rates. The primary objective of monitoring our interest rate sensitivity, or risk, is to provide management the tools necessary to manage the balance sheet to minimize adverse changes in net interest income as a result of changes in the direction and level of interest rates. FRB monetary control efforts, the effects of deregulation, economic uncertainty and legislative changes have been significant factors affecting the task of managing interest rate sensitivity positions in recent years.
Interest Rate Risk
Interest rate risk is the exposure to fluctuations in the Bank’s future earnings (earnings at risk) and value (value at risk) resulting from changes in interest rates. This exposure results from differences between the amounts of interest-earning assets and interest-bearing liabilities that reprice within a specified time period as a result of scheduled maturities, scheduled and unscheduled repayments, the propensity of borrowers and depositors to react to changes in their economic interests and loan contractual interest rate changes.
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
Management endeavors to control the exposure to changes in interest rates by understanding, reviewing and making decisions based on its risk position. The Bank primarily uses its investment securities portfolio, FHLB advances, interest rate swaps and brokered deposits to manage its interest rate risk position. Additionally, pricing, promotion and product development activities are directed in an effort to emphasize the loan and deposit term or repricing characteristics that best meet current interest rate risk objectives.
We use simulation analysis to assess earnings at risk and net present value analysis to assess value at risk. These methods allow management to regularly monitor both the direction and magnitude of our interest rate risk exposure. These analyses require numerous assumptions including, but not limited to, changes in balance sheet mix, prepayment rates on loans and investment securities, cash flows and repricing of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity. Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates due to the timing, magnitude and frequency of rate changes and changes in market conditions and management strategies, among other factors. However, the analyses are useful in quantifying risk and providing a relative gauge of our interest rate risk position over time.
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
The simulation analysis results are presented in the table below. At June 30, 2024, the projected decrease in modeled net interest income in the falling interest rate scenario is due to an assumed lag in the repricing of interest-bearing liabilities in relation to the anticipated decline in yields on interest-earning assets. If interest-bearing liabilities reprice faster than modeled, the pressure on net interest income may be reduced. In the rising rate scenarios, net interest income increases due to floating rate loans and excess cash balances, which will reprice quicker than liabilities.
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

Net Interest Income			Economic Value
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates (basis points)	June 30, 2024	December 31, 2023	Change in Market Interest Rates (basis points)	June 30, 2024	December 31, 2023
(200)	(7.1)%	(5.9)%	(200)	(9.0)%	(15.6)%
(100)	(4.0)%	(3.6)%	(100)	(2.1)%	(4.3)%
100	1.2%	0.1%	100	0.2%	0.1%
200	1.4%	(1.0)%	200	(1.4)%	(2.2)%
Item 4. Controls and Procedures
Based on the evaluation required by Exchange Act Rules 13a-15(b) and 15d-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), at June 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at June 30, 2024.
There were no significant changes made to the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to affect, our internal control over financial reporting during the six months ended June 30, 2024.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
Information regarding legal proceedings is included in Note 15, Contingencies, to the Consolidated Financial Statements under Part I, Item 1, "Financial Statements" and incorporated herein by reference.
Item 1A – Risk Factors
There have been no material changes from the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2024 to April 30, 2024	—	$—	—	28,467
May 1, 2024 to May 31, 2024	—	—	—	28,467
June 1, 2024 to June 30, 2024	—	—	—	28,467
Total	—	$—	—
In September 2015, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company may repurchase up to 416,000 shares of the Company's outstanding shares of common stock, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act, as amended. On April 19, 2021, the Board of Directors authorized the additional future repurchase of up to 562,000 shares of its outstanding common stock for a total of 978,000 shares. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. For the three months ended June 30, 2024, the Company repurchased zero shares of its common stock. At June 30, 2024, 949,533 shares had been repurchased under the program at a total cost of $21.2 million, or $22.36 per share. Common stock available for future repurchase totals approximately 28,467 shares, or 0.3% of the Company's outstanding common stock at June 30, 2024.
Item 3 – Defaults Upon Senior Securities
Not applicable.
Item 4 – Mine Safety Disclosures
Not applicable.
Item 5 – Other Information
During the three months ended June 30, 2024, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as such term is defined in Item 408(c) of Regulation S-K.

Item 6 – Exhibits

2.2
Agreement and Plan of Merger by and between Orrstown Financial Services, Inc. and Codorus Valley Bancorp, Inc. incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K dated and filed December 12, 2023.

3.1	Articles of Incorporation as amended, incorporated by reference to Exhibit 3.1 of the Registrant’s Report on Form 8-K filed on January 29, 2010.

3.2	By-laws as amended, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed July 1, 2024.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed February 8, 2010 (File No. 333-164780).

10.1	Salary Continuation Agreement between Orrstown Bank and Craig L. Kauffman – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 11, 2024.

10.2	Second Amendment to the Salary Continuation Agreement between Orrstown Bank and Thomas R. Quinn, Jr. – incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 11, 2024.

31.1	Rule 13a – 14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a – 14(a)/15d-14(a) Certifications (Principal Financial Officer)

32.1	Section 1350 Certifications (Principal Executive Officer)

32.2	Section 1350 Certifications (Principal Financial Officer)

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Date: August 8, 2024