Form 10-Q
period 2024-09-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2024-11-12
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s Common Stock as of November 5, 2024: 19,386,041.

ORRSTOWN FINANCIAL SERVICES, INC.

Glossary of Defined Terms
The following terms may be used throughout this Report, including the unaudited condensed consolidated financial statements and related notes.

Term	Definition

ACL	Allowance for credit losses
AFS	Available-for-sale
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Orrstown Bank, the commercial banking subsidiary of Orrstown Financial Services, Inc.
CECL	Current expected credit losses
CMO	Collateralized mortgage obligation
Codorus Valley or CVB	Codorus Valley Bancorp, Inc.
DCF	Discounted cash flow
ERM	Enterprise Risk Management
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDM	Financial difficulty modification
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross Domestic Product
GSE	U.S. government-sponsored enterprise
IEL	Individually evaluated loan
IRC	Internal Revenue Code of 1986, as amended
LHFS	Loans held for sale
MBS	Mortgage-backed securities
MSR	Mortgage servicing right
OCI	Other comprehensive income (loss)
OREO	Other real estate owned (foreclosed real estate)
2011 Plan	2011 Orrstown Financial Services, Inc. Incentive Stock Plan
PACE	Property Assessed Clean Energy loans
PCD loans	Purchased credit deteriorated loans
PCE	Personal Consumption Expenditures
ReRemic	Re-securitization of Real Estate Mortgage Investment Conduits
ROU	Right of use (leases)
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
TDR	Troubled debt restructuring
Unless the context otherwise requires, the terms “Orrstown,” “we,” “us,” “our,” and “Company” refer to Orrstown Financial Services, Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

(Dollars in thousands, except per share amounts)	September 30, 2024	December 31, 2023
Assets
Cash and due from banks	$65,064	$32,586
Interest-bearing deposits with banks	171,716	32,575
Cash and cash equivalents	236,780	65,161
Restricted investments in bank stocks	20,247	11,992
Securities available for sale (amortized cost of $845,869 and $549,089 at September 30, 2024 and December 31, 2023, respectively)	826,828	513,519
Loans held for sale, at fair value	3,561	5,816
Loans	3,981,437	2,298,313
Less: Allowance for credit losses	(49,630)	(28,702)
Net loans	3,931,807	2,269,611
Premises and equipment, net	49,839	29,393
Cash surrender value of life insurance	142,895	73,204
Goodwill	70,655	18,724
Other intangible assets, net	46,144	2,414
Accrued interest receivable	20,562	13,630
Deferred tax assets, net	38,517	22,017
Other assets	82,754	38,759
Total assets	$5,470,589	$3,064,240
Liabilities
Deposits:
Noninterest-bearing	$815,404	$430,959
Interest-bearing	3,835,449	2,127,855
Total deposits	4,650,853	2,558,814
Securities sold under agreements to repurchase and federal funds purchased	21,932	9,785
FHLB advances and other borrowings	115,378	137,500
Subordinated notes and trust preferred debt	68,510	32,093
Other liabilities	97,710	60,992
Total liabilities	4,954,383	2,799,184

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value—$0.05205 stated value per share; 50,000,000 shares authorized; 19,729,307 shares issued and 19,373,354 outstanding at September 30, 2024; 11,204,599 shares issued and 10,612,390 outstanding at December 31, 2023	1,027	583
Additional paid - in capital	422,177	189,027
Retained earnings	117,311	117,667
Accumulated other comprehensive loss	(15,888)	(28,476)
Treasury stock—355,953 and 592,209 shares, at cost at September 30, 2024 and December 31, 2023, respectively	(8,421)	(13,745)
Total shareholders’ equity	516,206	265,056
Total liabilities and shareholders’ equity	$5,470,589	$3,064,240
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Operations (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share amounts)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest income
Loans	$70,647	$32,738	$142,417	$92,685
Investment securities - taxable	9,005	4,459	18,588	13,244
Investment securities - tax-exempt	883	861	2,641	2,591
Short-term investments	2,452	633	5,272	1,349
Total interest income	82,987	38,691	168,918	109,869
Interest expense
Deposits	28,603	10,582	57,384	25,392
Securities sold under agreements to repurchase and federal funds purchased	96	31	148	84
FHLB advances and other borrowings	1,154	1,354	3,780	3,992
Subordinated notes and trust preferred debt	1,437	505	2,925	1,513
Total interest expense	31,290	12,472	64,237	30,981
Net interest income	51,697	26,219	104,681	78,888
Provision for credit losses	13,681	136	14,791	1,264
Net interest income after provision for credit losses	38,016	26,083	89,890	77,624
Noninterest income
Service charges on deposit accounts	1,801	1,020	3,824	2,966
Interchange income	1,779	963	3,651	2,921
Other service charges, commissions and fees	559	240	1,019	702
Swap fee income	505	255	1,079	451
Trust and investment management income	3,760	1,853	7,916	5,668
Brokerage income	1,277	973	3,535	2,727
Mortgage banking activities	491	(142)	1,318	448
Income from life insurance	1,289	620	2,569	1,855
Investment securities gains (losses)	271	2	254	(8)
Other income	654	141	1,023	1,431
Total noninterest income	12,386	5,925	26,188	19,161
Noninterest expenses
Salaries and employee benefits	27,190	12,885	54,137	38,135
Occupancy	1,818	1,089	4,197	3,249
Furniture and equipment	2,515	1,371	5,480	3,810
Data processing	2,046	1,248	4,548	3,666
Automated teller and interchange fees	784	314	1,476	920
Advertising and bank promotions	537	332	1,709	1,656
FDIC insurance	862	477	1,722	1,500
Professional services	1,119	965	2,551	2,203
Directors' compensation	123	199	646	667
Taxes other than income	503	387	1,046	847
Intangible asset amortization	2,464	228	2,904	717
Merger-related expenses	16,977	—	18,784	—
Restructuring expenses	257	—	257	—
Other operating expenses	3,104	952	5,950	4,081
Total noninterest expenses	60,299	20,447	105,407	61,451
continued

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
(Loss) income before income tax (benefit) expense	(9,897)	11,561	10,671	35,334
Income tax (benefit) expense	(1,994)	2,535	2,305	7,314
Net (loss) income	$(7,903)	$9,026	$8,366	$28,020

Per share information:
Basic (loss) earnings per share	$(0.41)	$0.87	$0.63	$2.71
Diluted (loss) earnings per share	(0.41)	0.87	0.62	2.68
Dividends paid per share	0.23	0.20	0.63	0.60
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net (loss) income	$(7,903)	$9,026	$8,366	$28,020
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale arising during the period	18,479	(14,448)	16,710	(8,510)
Reclassification adjustment for gains on securities available for sale realized in net income	(181)	—	(181)	—
Net unrealized gains (losses) on securities available for sale	18,298	(14,448)	16,529	(8,510)
Tax effect	(4,087)	3,179	(3,692)	1,872
Total other comprehensive income (loss), net of tax and reclassification adjustments on securities available for sale	14,211	(11,269)	12,837	(6,638)
Unrealized (losses) gains on interest rate swaps used in cash flow hedges	(2,182)	1,439	(320)	2,831
Reclassification adjustment for losses realized in net income	—	—	—	—
Net unrealized (losses) gains on interest rate swaps used in cash flow hedges	(2,182)	1,439	(320)	2,831
Tax effect	487	(317)	71	(623)
Total other comprehensive (loss) income, net of tax and reclassification adjustments on interest rate swaps used in cash flow hedges	(1,695)	1,122	(249)	2,208
Total other comprehensive income (loss), net of tax and reclassification adjustments	12,516	(10,147)	12,588	(4,430)
Total comprehensive income (loss)	$4,613	$(1,121)	$20,954	$23,590
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended September 30, 2024
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, July 1, 2024	$583	$187,694	$129,670	$(28,404)	$(11,167)	$278,376
Net loss	—	—	(7,903)	—	—	(7,903)
Total other comprehensive income, net of taxes	—	—	—	12,516	—	12,516
Cash dividends ($0.23 per share)	—	—	(4,456)	—	—	(4,456)
Issuance of common stock (8,532,038 common shares) to acquire Codorus Valley Bancorp, Inc.	444	233,013	—	—	—	233,457
Share-based compensation plans:
4,000 net common shares acquired and 125,091 net treasury shares issued, including compensation expense totaling $5,657	—	1,470	—	—	2,746	4,216
Balance, September 30, 2024	$1,027	$422,177	$117,311	$(15,888)	$(8,421)	$516,206

	Nine Months Ended September 30, 2024
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2024	$583	$189,027	$117,667	$(28,476)	$(13,745)	$265,056
Net income	—	—	8,366	—	—	8,366
Total other comprehensive income, net of taxes	—	—	—	12,588	—	12,588
Cash dividends ($0.63 per share)	—	—	(8,722)	—	—	(8,722)
Issuance of common stock (8,532,038 common shares) to acquire Codorus Valley Bancorp, Inc.	444	232,983	—	—	—	233,427
Share-based compensation plans:
7,330 net common shares acquired and 236,256 net treasury shares issued, including compensation expense totaling $7,488	—	167	—	—	5,324	5,491
Balance, September 30, 2024	$1,027	$422,177	$117,311	$(15,888)	$(8,421)	$516,206

	Three Months Ended September 30, 2023
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, July 1, 2023	$583	$187,859	$105,239	$(34,196)	$(13,844)	$245,641
Net income	—	—	9,026	—	—	9,026
Total other comprehensive loss, net of taxes	—	—	—	(10,147)	—	(10,147)
Cash dividends ($0.20 per share)	—	—	(2,121)	—	—	(2,121)
Share-based compensation plans:
1,600 net common shares acquired and 3,446 net treasury shares issued, including compensation expense totaling $1,228	—	599	—	—	82	681
Balance, September 30, 2023	$583	$188,458	$112,144	$(44,343)	$(13,762)	$243,080

	Nine Months Ended September 30, 2023
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2023	$584	$189,264	$92,473	$(39,913)	$(13,512)	$228,896
Cumulative effect of change in accounting principle - CECL (Note 4)	—	—	(1,984)	—	—	(1,984)
Net income	—	—	28,020	—	—	28,020
Total other comprehensive loss, net of taxes	—	—	—	(4,430)	—	(4,430)
Cash dividends ($0.60 per share)	—	—	(6,365)	—	—	(6,365)
Share-based compensation plans:
22,762 net common shares acquired and 35,380 net treasury shares acquired, including compensation expense totaling $1,763	(1)	(806)	—	—	(250)	(1,057)
Balance, September 30, 2023	$583	$188,458	$112,144	$(44,343)	$(13,762)	$243,080

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Nine Months Ended
(Dollars in thousands)	September 30, 2024	September 30, 2023
Cash flows from operating activities
Net income	$8,366	$28,020
Adjustments to reconcile net income to net cash provided by operating activities:
Net (discount accretion) premium amortization	(5,526)	1,534
Depreciation and amortization expense	5,793	3,194
Provision for credit losses	14,791	1,264
Share-based compensation	7,488	1,763
Gains on sales of loans originated for sale	(667)	(214)
Fair value adjustments on loans held for sale	(95)	182
Mortgage loans originated for sale	(29,372)	(14,924)
Proceeds from sales of loans originated for sale	32,389	19,388
Net gain on sale of OREO and premises held for sale	—	(436)
Net loss on disposal of premises and equipment	400	242
Deferred income tax expense	38	339
Investment securities (gains) losses	(254)	8
Return on investments in limited partnerships	(49)	(27)
Net gains (losses) on derivatives	1,316	(87)
Income from life insurance	(2,569)	(1,855)
Premium on branch sale	—	(1,102)
(Increase) decrease in accrued interest receivable and other assets	(12,583)	2,171
Increase (decrease) in accrued interest payable and other liabilities	6,398	(9,975)
Other, net	735	520
Net cash provided by operating activities	26,599	30,005
Cash flows from investing activities
Proceeds from sales of AFS securities	162,669	19,900
Maturities, repayments and calls of AFS securities	57,921	27,456
Purchases of AFS securities	(190,293)	(39,387)
Net cash received from merger	45,280	—
Net purchases of restricted investments in bank stocks	(7,087)	(2,345)
Net increase in loans	(28,837)	(115,681)
Proceeds from sales of portfolio loans	1,727	—
Investment in limited partnerships	(6,891)	(858)
Purchases of bank premises and equipment	(463)	(1,771)
Proceeds from disposal of OREO and premises held for sale	—	2,536
Proceeds from disposal of premises and equipment	—	43
Net cash paid in branch sale	—	(17,641)
Purchases of bank owned life insurance	(5,000)	—
Death benefit proceeds from life insurance contracts	—	342
Other	(374)	(72)
Net cash provided by (used in) investing activities	28,652	(127,478)
continued

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from financing activities
Net increase in deposits	145,397	88,924
Net (increase) decrease in borrowings with original maturities less than 90 days	(18,296)	13,306
Proceeds from FHLB advances with original maturities greater than 90 days	—	40,000
Payments on FHLB advances with original maturities greater than 90 days	—	(1,455)
Dividends paid	(8,722)	(6,365)
Acquisition of treasury stock	—	(2,579)
Shares repurchased as treasury stock for employee taxes associated with restricted stock vesting	(2,393)	(378)
Proceeds from issuance of employee stock purchase plan shares	267	136
Other	115	—
Net cash provided by financing activities	116,368	131,589
Net increase in cash and cash equivalents	171,619	34,116
Cash and cash equivalents at beginning of period	65,161	60,823
Cash and cash equivalents at end of period	$236,780	$94,939

	Nine Months Ended
	September 30, 2024	September 30, 2023
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$63,206	$29,655
Income taxes	6,825	4,750
Supplemental schedule of noncash activities:
OREO acquired in settlement of loans	—	85
Premise and equipment transferred to held for sale	1,925	—
Lease liabilities arising from obtaining ROU assets	—	2,416
Noncash transactions related to merger:
Assets acquired	2,154,283	—
Liabilities assumed	2,018,067	—

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
Nature of Operations – Orrstown Financial Services, Inc. is a financial holding company that operates Orrstown Bank, a commercial bank providing banking and financial advisory services in Berks, Cumberland, Dauphin, Franklin, Lancaster, Perry and York Counties, Pennsylvania, and in Anne Arundel, Baltimore, Harford, Howard and Washington Counties, Maryland. The Company operates in the community banking segment and engages in lending activities, including commercial, residential, commercial mortgages, construction, municipal, and various forms of consumer lending, and deposit services, including checking, savings, time, and money market deposits. The Company’s lending area also includes adjacent counties in Pennsylvania and Maryland, as well as Loudon County, Virginia and Berkeley, Jefferson and Morgan Counties, West Virginia. The Company also provides fiduciary services, investment advisory, insurance and brokerage services. The Company and the Bank are subject to regulation by certain federal and state agencies and undergo periodic examinations by such regulatory authorities.
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of Orrstown Financial Services, Inc. and its wholly owned subsidiary, the Bank. The Company has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, SEC rules that permit reduced disclosure for interim periods, and Article 10 of Regulation S-X. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements. There have been no material changes to the Company's significant accounting policies for the three and nine months ended September 30, 2024. The December 31, 2023 consolidated balance sheet information contained in this Quarterly Report on Form 10-Q was derived from the Company's 2023 audited consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. All significant intercompany transactions and accounts have been eliminated.
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
Acquisition Accounting
The Company accounts for its mergers and acquisitions using the acquisition method of accounting under the provisions of the FASB ASC Topic 805, Business Combinations ("805"). Under ASC 805, all of the assets acquired and liabilities assumed in a business combination are recognized at their acquisition-date fair value, while transaction costs and restructuring costs associated with the business combination are expensed as incurred. The determination of fair values involves significant judgment regarding methods and assumptions, including discount rates, future expected cash flows, market conditions and other future events. The excess of the merger consideration over the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill. The results of operations of the acquired entity are included in the consolidated statements of operations from the acquisition date. In accordance with business combination accounting guidance, the Company's review of the fair values of the assets and liabilities acquired is ongoing, which management will continue to evaluate these fair values for up to one year following the merger date of July 1, 2024. Adjustments would be recorded to goodwill during the current reporting period.
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
The ACL represents the amount that, in management's judgment, appropriately reflects credit losses inherent in the loan portfolio at the balance sheet date. Loans deemed to be uncollectible are charged against the ACL on loans and subsequent recoveries, if any, are credited to the ACL on loans when received. Changes to the ACL are recorded through the provision for credit losses on loans in the unaudited condensed consolidated statements of operations.
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
From its merger with Codorus Valley, the Company evaluated and classified the acquired loans as PCD if the loans had experienced more-than-insignificant credit deterioration since origination or as non-PCD if the loans had not experienced a more-than-insignificant amount of credit deterioration since origination. PCD loans included loans on nonaccrual status, past due 60 days or greater at any time since loan origination or having a risk rating of watch, special mention, substandard, doubtful or loss based on the Company's internal risk rating system. At acquisition, the fair value of the PCD loans is recorded to the ACL, but not as a charge to the provision for credit losses in the consolidated statements of operations. The initial allowance is instead established by grossing up the amortized cost of the PCD loan. Subsequent to the acquisition, changes in the expected credit losses on PCD loans are recorded to the provision for credit losses. The ACL for non-PCD loans is recorded to the provision for credit losses in the same period as the acquisition.
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
Allowance for Credit Losses on AFS Securities
Under CECL, the Company is required to conduct an impairment evaluation on AFS securities to determine whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If these situations apply, the guidance continues to require the Company to reduce the security's amortized cost basis down to its fair value through earnings. The Company also evaluates the unrealized losses on AFS securities to determine if a security's decline in fair value below its amortized cost basis is due to credit factors. The evaluation is based upon factors such as the creditworthiness of the underlying borrowers, performance of the underlying collateral, if applicable, and the level of credit support in the security structure. Management also evaluates other factors and circumstances that may be indicative of a decline in the fair value of the security due to a credit factor. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost and near-term prospects of the issuer. If this assessment indicates that a credit loss exists, the present value of the expected cash flows of the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost, an ACL is recorded for the credit loss, which is limited by the amount that the fair value is less than the amortized cost basis. Any additional amount of loss would be due to non-credit factors and is recorded in AOCI, net of taxes. If a credit loss is recognized in earnings, subsequent improvements to the expectation of collectability will be recognized through the ACL. If the fair value of the security increases above its amortized cost, the unrealized gain will be recorded in AOCI, net of taxes, on the unaudited condensed consolidated statements of financial condition. Accrued interest receivable on AFS securities is excluded from the estimate of credit losses.
See Note 3, Investment Securities, to the unaudited condensed consolidated financial statements under Part I, Item 1, "Financial Information," for a description of the Company’s investment securities and impairment evaluation.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The updated guidance requires enhanced disclosures for significant expenses by reportable operating segments. The significant expense categories would be those regularly provided to the Company's chief operating decision-maker ("CODM") and included in an operating segment's measures of profit or loss. Other required disclosures include the composition of other segment items, the title and position of the CODM and an explanation on how the CODM evaluates and uses the reportable segment's performance. This guidance for segment reporting is effective for fiscal years beginning after December 15, 2023 and interim periods with fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will adopt the new standard for the annual reporting period beginning January 1, 2024 and for interim periods beginning January 1, 2025. The Company is not currently required to report segment information and, as such, does not anticipate that the updated guidance will have a significant impact on its consolidated financial statements; however, adoption of this standard could result in additional disclosures.
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
NOTE 2. MERGER
On July 1, 2024, Orrstown completed the previously announced merger of equals (the “Merger”) with Codorus Valley, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 12, 2023, by and between Orrstown and Codorus Valley. At the effective time of the Merger (the “Effective Time”), Codorus Valley was merged with and into Orrstown, with Orrstown as the surviving corporation, which was promptly followed by the merger of Codorus Valley’s wholly-owned bank subsidiary, PeoplesBank, A Codorus Valley Company, with and into Orrstown Bank, a wholly-owned subsidiary of Orrstown, with Orrstown Bank as the surviving bank.
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
PeoplesBank operated 22 full-service branches and eight limited purpose branches in Pennsylvania and Maryland. Following the Merger, Orrstown operated 51 branches as of July 1, 2024. On August 5, 2024, Orrstown announced the Bank intends to close six of its branches, including three branches owned by the Bank, which the land and buildings were transferred to held-for-sale. These branch closures were completed in the fourth quarter of 2024. After these branch closures are complete, the Bank will have 38 full-service branches and seven limited purpose branches.
The total aggregate consideration delivered to holders of Codorus Valley common stock was 8,532,038 shares of Orrstown common stock. The issuance of shares of Orrstown common stock in connection with the Merger was registered under the Securities Act on a registration statement initially filed by Orrstown with the SEC on March 29, 2024 and declared effective on April 23, 2024 (the “Registration Statement”). The consideration transferred at the close of the transaction was $233.4 million based on the closing market price of Orrstown common stock of $27.36 on June 28, 2024.
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

The following tables summarize the purchase price consideration paid for Codorus Valley and the fair value of the assets acquired and liabilities assumed recognized at the acquisition date.

(dollars are in thousands, except per share data)
Number of shares of Codorus Valley common stock outstanding	9,751,323
Per common share exchange ratio	0.875
Expected shares of Codorus Valley common stock to be issued	8,532,408
Fractional shares of common stock to be paid in cash	(370)
Number of shares of Orrstown common stock - as exchanged	8,532,038
Orrstown common stock price per common share - closing stock price as of June 28, 2024	$27.36
Purchase price merger consideration for Codorus Valley	$233,437
Under the acquisition method of accounting, the total merger consideration is allocated to the acquired tangible and intangible assets and assumed liabilities of Codorus Valley based on their estimated fair value as of the closing of the Merger. The excess of the merger consideration over the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill. The Company recorded goodwill of $51.9 million in connection with the Merger, which is not amortized for financial reporting purposes, but is subject to annual impairment testing.

	Codorus Valley Book Value	Fair Value Adjustment	Codorus Valley Fair Value
	July 1, 2024		July 1, 2024
Total purchase price consideration			$233,437
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$45,290	$—	$45,290
Restricted investments in bank stocks	1,168	—	1,168
Securities available for sale	331,032	(3,672)	327,360
Loans, net of allowance for credit losses ("ACL")	1,715,761	(72,368)	1,643,393
Premises and equipment, net	17,553	6,550	24,103
Cash surrender value of life insurance	62,817	—	62,817
Accrued interest receivable	8,138	79	8,217
Goodwill	2,301	(2,301)	—
Other intangible assets, net	—	46,260	46,260
Deferred income tax asset, net	16,969	3,190	20,159
Other assets	21,024	(218)	20,806
Total identifiable assets acquired	2,222,053	(22,480)	2,199,573
Deposits	1,948,467	(3,218)	1,945,249
Securities sold under agreements to repurchase	7,943	—	7,943
FHLB advances and other borrowings	1,195	(803)	392
Subordinated notes and trust preferred debt	41,195	(4,983)	36,212
Other liabilities	25,030	3,241	28,271
Total liabilities assumed	2,023,830	(5,763)	2,018,067
Total identifiable net assets	$198,223	$(16,717)	$181,506
Goodwill			$51,931

The following are descriptions of the valuation methodologies used to estimate the fair values of major categories of assets acquired and liabilities assumed from the Merger. The Company used independent valuation specialists to assist with the determination of fair values for certain acquired assets and assumed liabilities.
The Company acquired core deposit intangibles of $35.9 million and customer relationship intangible assets associated with wealth and brokerage businesses totaling $10.4 million from the Merger, both valued utilizing the income approach, which is based on the present value of the cash flows that can be expected to be generated in the future. The core deposit intangible and customer relationship intangible assets are amortized based on the sum-of-the-years digits method over the expected life of 10 years.
The Company increased the fair value of premises by $6.6 million with a corresponding decrease to goodwill based upon updated independent market-based appraisals for buildings, land and land improvements. The fair value adjustments will depreciated based on the estimated useful life of 40 years.
Pursuant to the Merger, the Company acquired operating lease assets and operating lease liabilities both with a fair value of $5.1 million based on the income approach, which considered the lease contracts current rental rates, escalation terms and expiration periods. The Company also acquired a finance lease asset and liability with a fair value of $392 thousand. At July 1, 2024, the Company recorded negative fair value adjustments of $1.1 million and $133 thousand to operating lease assets and finance lease assets, respectively, which are amortized over the remaining lease terms.
An adjustment of $3.2 million was recorded to reflect the fair value of the time deposits assumed, which was determined using a discounted cash flow approach that utilized a discount rate equal to current market interest rates for instruments with similar terms and maturities. The fair value adjustment for time deposits will be amortized over the remaining maturities.
Subordinated notes and trust preferred debt were valued using a discounted cash flow approach, which applied a discount rate based upon other issuances with comparable terms. Fair value adjustments of $2.4 million and $2.7 million were recorded for the subordinated notes and trust preferred debt, respectively, which will be amortized over their remaining maturities.
The Company evaluated and classified the acquired loans between non-PCD or PCD. The PCD loans include loans which experienced more-than-insignificant credit deterioration since origination. PCD loans included loans on nonaccrual status, past due 60 days or greater at any time since loan origination or having a risk rating of watch, special mention, substandard, doubtful or loss based on the Company's internal risk rating system. For PCD loans, an ACL is recorded on day 1 and added to the fair value of the loan for its amortized cost. At day 1, a provision for credit loss is not recorded on PCD loans. The following table presents details related to the fair value of acquired PCD loans at the acquisition date:

	Unpaid Principal Balance	PCD ACL	Non-Credit Discount	Fair Value of Acquired Loans
Commercial real estate	$74,319	$(1,321)	$(5,531)	$67,467
Acquisition and development	24,232	(2,535)	(781)	20,915
Commercial and industrial	33,454	(1,949)	(4,954)	26,551
Residential mortgage	16,720	(104)	(1,936)	14,679
Installment and other loans	117	(10)	(11)	96
	$148,842	$(5,920)	$(13,213)	$129,708
The following table presents selected pro forma information as if the Merger had occurred at January 1, 2023. The unaudited pro forma information includes the estimated impact of certain fair value adjustments and other merger-related activity. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been affected on the assumed dates. In addition, the unaudited pro forma information does not reflect management's estimate of any revenue-enhancing opportunities or anticipated cost savings as a result of the integration.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net interest income	$50,873	$51,281	$148,877	$155,784
Net Income	20,856	17,792	56,456	56,088

NOTE 3. INVESTMENT SECURITIES
At September 30, 2024 and December 31, 2023, all investment securities were classified as AFS. The following table summarizes amortized cost and fair value of investment securities, the corresponding amounts of gross unrealized gains and losses recognized in AOCI and the ACL at September 30, 2024 and December 31, 2023:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2024
U.S. Treasury securities	$20,047	$—	$1,674	$—	$18,373
U.S. Government Agencies	3,249	123	—	—	3,372
States and political subdivisions	220,909	301	15,110	—	206,100
GSE residential MBSs	149,806	3,378	2,823	—	150,361
GSE commercial MBSs	9,164	461	1	—	9,624
GSE residential CMOs	314,857	4,349	5,081	—	314,125
Non-agency CMOs	33,698	306	2,772	—	31,232
Asset-backed	92,009	552	1,093	—	91,468
Corporate debt	1,932	43	—	—	1,975
Other	198	—	—	—	198
Totals	$845,869	$9,513	$28,554	$—	$826,828
December 31, 2023
U.S. Treasury securities	$20,057	$—	$2,217	$—	$17,840
U.S. Government Agencies	3,994	157	—	—	4,151
States and political subdivisions	221,624	28	18,530	—	203,122
GSE residential MBSs	61,669	—	4,037	—	57,632
GSE commercial MBSs	4,387	356	—	—	4,743
GSE residential CMOs	79,284	18	6,200	—	73,102
Non-agency CMOs	48,162	316	3,809	—	44,669
Asset-backed	109,786	442	2,094	—	108,134
Other	126	—	—	—	126
Totals	$549,089	$1,317	$36,887	$—	$513,519

The following table summarizes investment securities with unrealized losses at September 30, 2024 and December 31, 2023, aggregated by major investment security type and the length of time in a continuous unrealized loss position.

	Less Than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
September 30, 2024
U.S. Treasury securities	—	$—	$—	3	$18,373	$1,674	3	$18,373	$1,674
States and political subdivisions	1	501	6	41	194,611	15,104	42	195,112	15,110
GSE residential MBSs	—	—	—	15	56,909	2,823	15	56,909	2,823
GSE commercial MBS	1	854	1	—	—	—	1	854	1
GSE residential CMOs	11	84,243	326	16	65,610	4,755	27	149,853	5,081
Non-agency CMOs	—	—	—	4	16,353	2,772	4	16,353	2,772
Asset-backed	4	12,512	46	9	45,628	1,047	13	58,140	1,093
Totals	17	$98,110	$379	88	$397,484	$28,175	105	$495,594	$28,554
December 31, 2023
U.S. Treasury securities	—	$—	$—	3	$17,840	$2,217	3	$17,840	$2,217
States and political subdivisions	4	2,419	53	40	199,933	18,477	44	202,352	18,530
GSE residential MBSs	—	—	—	15	57,632	4,037	15	57,632	4,037
GSE residential CMOs	4	12,710	186	14	56,765	6,014	18	69,475	6,200
Non-agency CMOs	3	11,531	83	4	16,334	3,726	7	27,865	3,809
Asset-backed	1	865	4	15	74,407	2,090	16	75,272	2,094
Totals	12	$27,525	$326	91	$422,911	$36,561	103	$450,436	$36,887
On a quarterly basis, the Company conducts an impairment evaluation on AFS securities to determine whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If these situations apply, the guidance requires the Company to reduce the security's amortized cost basis down to its fair value through earnings. The Company also evaluates the unrealized losses on AFS securities to determine if a security's decline in fair value below its amortized cost basis is due to credit factors. The evaluation is based upon factors such as the creditworthiness of the underlying issuers, performance of the underlying collateral, if applicable, and the level of credit support in the security structure. Management also evaluates other factors and circumstances that may be indicative of a decline in the fair value of the security due to a credit factor. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost and near-term prospects of the issuer. If this assessment indicates that a credit loss exists, the present value of the expected cash flows of the security is compared to the amortized cost basis of the security. Under the CECL standard, if the present value of the cash flows expected to be collected is less than the amortized cost, an ACL is recorded for the credit loss, which is limited by the amount that the fair value is less than the amortized cost basis. Any additional amount of loss would be due to non-credit factors and is recorded in AOCI, net of taxes. If a credit loss is recognized in earnings, subsequent improvements to the expectation of collectability will be recognized through the ACL. If the fair value of the security increases above its amortized cost, the unrealized gain will be recorded in AOCI, net of taxes, on the unaudited condensed consolidated balance sheets.
The Company did not record an ACL on the AFS securities at September 30, 2024 and December 31, 2023. As of these periods, the Company considers the unrealized losses on the AFS securities to be related to fluctuations in market conditions, primarily interest rates, and not reflective of deterioration in credit. In addition, the Company maintains that it has the intent and ability to hold these AFS securities until the amortized cost is recovered and it is more likely than not that any of AFS securities in an unrealized loss position would not be required to be sold. At September 30, 2024 and December 31, 2023, unrealized losses were due to market uncertainty resulting from inflation and higher interest rates from the time of the security purchase.
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
GSE Residential CMOs, GSE Residential MBS and GSE Commercial MBS. The unrealized losses presented in the table above have been caused by a widening of spreads and a rise in interest rates from the time these securities were purchased. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than its par value basis.

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
The Company does not intend to sell the aforementioned investment securities with unrealized losses and it is more likely than not that the Company will not be required to sell them before recovery of their amortized cost basis, which may be maturity. In addition, the unrealized losses are not credit related. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at September 30, 2024.
The following table summarizes amortized cost and fair value of investment securities by contractual maturity at September 30, 2024. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	42,426	39,859
Due after five years through ten years	52,115	48,841
Due after ten years	151,794	141,318
CMOs and MBSs	507,525	505,342
Asset-backed	92,009	91,468
Totals	$845,869	$826,828
The following table summarizes proceeds from sales of investment securities and gross gains and gross losses for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Proceeds from sale of investment securities	$162,669	$19,900	$162,669	$19,900
Gross gains	271	2	271	2
Gross losses	—	—	17	10
During the three and nine months ended September 30, 2024, the Company recorded net investment security gains of $271 thousand and $254 thousand, respectively, from a security redemption during the third quarter of 2024 resulting in a gain of $181 thousand and mark-to-market activity on an equity security compared to net gains of $2 thousand and net losses of $8 thousand from mark-to-market activity on an equity security for the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2024, the Company sold investment securities with a principal balance of $162.7 million for no gain or loss. During the three and nine months ended September 30, 2023, the Company sold three U.S. Treasury securities with a principal balance of $19.9 million for a nominal gain. Investment securities with a fair value of $735.5 million and $439.7 million at September 30, 2024 and December 31, 2023, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.
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

The following table presents the loan portfolio by segment and class, excluding residential LHFS, at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Commercial real estate:
Owner occupied	$622,726	$373,757
Non-owner occupied	1,164,501	694,638
Multi-family	276,296	150,675
Non-owner occupied residential	190,786	95,040
Acquisition and development:
1-4 family residential construction	56,383	24,516
Commercial and land development	262,317	115,249
Commercial and industrial	601,469	367,085
Municipal	27,960	9,812
Residential mortgage:
First lien	451,195	266,239
Home equity - term	6,508	5,078
Home equity - lines of credit	303,165	186,450
Installment and other loans	18,131	9,774
Total loans	$3,981,437	$2,298,313
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

The following table presents the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of September 30, 2024 and December 31, 2023. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan and payment activity, which residential mortgage and installment and other consumer loans are presented below based on payment performance: performing or nonperforming.

	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$30,447	$85,352	$129,668	$114,761	$32,532	$160,478	$6,446	$283	$559,967
Special mention	—	2,688	313	1,348	1,831	6,670	165	—	13,015
Substandard - Non-IEL	110	2,077	17,653	7,597	8,435	8,641	94	—	44,607
Substandard - IEL	—	192	—	896	932	3,117	—	—	5,137
Total owner-occupied loans	$30,557	$90,309	$147,634	$124,602	$43,730	$178,906	$6,705	$283	$622,726
Current period gross charge offs - owner-occupied	$—	$—	$13	$313	$—	$12	$—	$—	$338
Non-owner occupied:
Risk rating
Pass	$76,044	$137,520	$194,349	$328,128	$130,201	$262,980	$778	$398	$1,130,398
Special mention	—	10,108	2,981	337	8,858	3,790	—	—	26,074
Substandard - Non-IEL	—	—	1,156	—	—	4,594	—	859	6,609
Substandard - IEL	—	—	—	—	—	1,420	—	—	1,420
Total non-owner occupied loans	$76,044	$147,628	$198,486	$328,465	$139,059	$272,784	$778	$1,257	$1,164,501
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family:
Risk rating
Pass	$6,916	$8,438	$106,885	$59,107	$31,234	$61,297	$75	$—	$273,952
Special mention	—	—	1,107	—	—	—	—	—	1,107
Substandard - Non-IEL	—	—	—	—	—	237	—	—	237
Substandard - IEL	—	—	—	—	—	1,000	—	—	1,000
Total multi-family loans	$6,916	$8,438	$107,992	$59,107	$31,234	$62,534	$75	$—	$276,296
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$7	$—	$—	$7
Non-owner occupied residential:
Risk rating
Pass	$8,894	$23,655	$31,532	$30,155	$19,933	$73,281	$439	$—	$187,889
Special mention	—	—	—	147	43	526	—	—	716
Substandard - Non-IEL	—	—	52	134	—	1,431	—	—	1,617
Substandard - IEL	—	—	391	33	—	140	—	—	564
Total non-owner occupied residential loans	$8,894	$23,655	$31,975	$30,469	$19,976	$75,378	$439	$—	$190,786
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$—	$—	$—	$—	$—	$—
continued

	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$32,828	$14,652	$5,175	$1,152	$940	$946	$—	$242	$55,935
Special mention	74	222	—	—	—	—	—	—	296
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	152	—	—	—	—	152
Total 1-4 family residential construction loans	$32,902	$14,874	$5,175	$1,304	$940	$946	$—	$242	$56,383
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and land development:
Risk rating
Pass	$44,312	$71,243	$70,096	$16,594	$19,648	$7,079	$4,964	$8,837	$242,773
Special mention	2,306	2,382	4,372	994	2,123	3,437	—	—	15,614
Substandard - Non-IEL	—	275	—	—	—	—	—	—	275
Substandard - IEL	—	—	3,285	370	—	—	—	—	3,655
Total commercial and land development loans	$46,618	$73,900	$77,753	$17,958	$21,771	$10,516	$4,964	$8,837	$262,317
Current period gross charge offs - commercial and land development	$—	$23	$—	$—	$—	$—	$—	$—	$23
Commercial and Industrial:
Risk rating
Pass	$71,366	$93,138	$87,249	$80,565	$28,924	$85,851	$105,250	$4,138	$556,481
Special mention	446	2,153	2,640	245	1,379	1,358	3,041	—	11,262
Substandard - Non-IEL	—	1,382	2,868	7,656	—	3,212	9,548	—	24,666
Substandard - IEL	419	3,486	190	622	2,965	1,364	14	—	9,060
Total commercial and industrial loans	$72,231	$100,159	$92,947	$89,088	$33,268	$91,785	$117,853	$4,138	$601,469
Current period gross charge offs - commercial and industrial	$—	$—	$202	$11	$—	$6	$—	$—	$219
Municipal:
Risk rating
Pass	$227		$10,388	$3,124	$293	$13,928	$—	$—	$27,960
Total municipal loans	$227	$—	$10,388	$3,124	$293	$13,928	$—	$—	$27,960
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential mortgage:
First lien:
Payment performance
Performing	$50,716	$98,953	$105,266	$53,549	$25,783	$111,910	$—	$626	$446,803
Nonperforming	—	312	244	487	116	3,233	—	—	4,392
Total first lien loans	$50,716	$99,265	$105,510	$54,036	$25,899	$115,143	$—	$626	$451,195
Current period gross charge offs - first lien	$—	$—	$—	$—	$—	$—	$—	$—	$—
continued

	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Home equity - term:
Payment performance
Performing	$621	$867	$1,075	$209	$478	$3,221	$—	$—	$6,471
Nonperforming	—	—	36	—	—	1	—	—	37
Total home equity - term loans	$621	$867	$1,111	$209	$478	$3,222	$—	$—	$6,508
Current period gross charge offs - home equity - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$225,526	$75,987	$301,513
Nonperforming	—	—	—	—	—	—	1,024	628	1,652
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$226,550	$76,615	$303,165
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$—	$50	$—	$50
Installment and other loans:
Payment performance
Performing	$2,080	$3,595	$2,816	$2,042	$455	$664	$6,436	$17	$18,105
Nonperforming	9	3	—	—	—	14	—	—	26
Total Installment and other loans	$2,089	$3,598	$2,816	$2,042	$455	$678	$6,436	$17	$18,131
Current period gross charge offs - installment and other	$115	$12	$—	$32	$—	$33	$14	$—	$206

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$50,829	$103,192	$69,888	$21,232	$21,251	$62,634	$4,941	$—	$333,967
Special mention	—	—	2,517	1,176	—	1,314	—	—	5,007
Substandard - Non-IEL	—	9,923	—	6,075	—	2,687	312	—	18,997
Substandard - IEL	—	—	—	13,366	—	2,420	—	—	15,786
Total owner-occupied loans	$50,829	$113,115	$72,405	$41,849	$21,251	$69,055	$5,253	$—	$373,757
Current period gross charge offs - owner-occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied:
Risk rating
Pass	$82,879	$102,212	$235,031	$83,652	$63,176	$120,696	$509	$—	$688,155
Special mention	—	—	—	524	—	2,112	—	—	2,636
Substandard - Non-IEL	—	—	—	—	—	2,739	—	868	3,607
Substandard - IEL	—	—	—	—	—	240	—	—	240
Total non-owner occupied loans	$82,879	$102,212	$235,031	$84,176	$63,176	$125,787	$509	$868	$694,638
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
continued

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Multi-family:
Risk rating
Pass	$2,701	$61,805	$28,541	$12,694	$7,437	$33,895	$117	$—	$147,190
Special mention	—	—	—	—	244	2,008	—	—	2,252
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	1,233	—	—	1,233
Total multi-family loans	$2,701	$61,805	$28,541	$12,694	$7,681	$37,136	$117	$—	$150,675
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied residential:
Risk rating
Pass	$10,075	$20,473	$16,947	$7,974	$6,444	$28,319	$1,130	$—	$91,362
Special mention	—	—	—	—	—	731	—	—	731
Substandard - Non-IEL	—	—	—	—	—	375	—	—	375
Substandard - IEL	2	—	192	1,461	—	917	—	—	2,572
Total non-owner occupied residential loans	$10,077	$20,473	$17,139	$9,435	$6,444	$30,342	$1,130	$—	$95,040
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$—	$—	$12	$—	$—	$12
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$18,820	$5,400	$—	$—	$—	$—	$—	$—	$24,220
Special mention	222	—	74	—	—	—	—	—	296
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total 1-4 family residential construction loans	$19,042	$5,400	$74	$—	$—	$—	$—	$—	$24,516
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and land development:
Risk rating
Pass	$28,829	$48,453	$9,847	$9,927	$110	$1,774	$6,574	$6,936	$112,450
Special mention	—	—	—	1,001	—	437	—	—	1,438
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	1,361	—	—	1,361
Total commercial and land development loans	$28,829	$48,453	$9,847	$10,928	$110	$3,572	$6,574	$6,936	$115,249
Current period gross charge offs - commercial and land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
continued

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial and Industrial:
Risk rating
Pass	$67,735	$69,670	$67,117	$24,580	$10,753	$20,775	$86,475	$1,522	$348,627
Special mention	—	4,251	4,364	11	552	356	2,258	—	11,792
Substandard - Non-IEL	—	—	4,682	—	5	225	1,082	—	5,994
Substandard - IEL	—	69	—	7	—	455	141	—	672
Total commercial and industrial loans	$67,735	$73,990	$76,163	$24,598	$11,310	$21,811	$89,956	$1,522	$367,085
Current period gross charge offs - commercial and industrial	$—	$161	$106	$—	$—	$8	$473	$—	$748
Municipal:
Risk rating
Pass	$—	$—	$3,403	$—	$—	$6,409	$—	$—	$9,812
Total municipal loans	$—	$—	$3,403	$—	$—	$6,409	$—	$—	$9,812
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential mortgage:
First lien:
Payment performance
Performing	$43,641	$71,311	$34,704	$8,056	$7,465	$97,943	$—	$638	$263,758
Nonperforming	—	—	—	—	120	2,361	—	—	2,481
Total first lien loans	$43,641	$71,311	$34,704	$8,056	$7,585	$100,304	$—	$638	$266,239
Current period gross charge offs - first lien	$—	$—	$—	$—	$—	$58	$—	$—	$58
Home equity - term:
Payment performance
Performing	$607	$732	$90	$426	$115	$3,105	$—	$—	$5,075
Nonperforming	—	—	—	—	—	3	—	—	3
Total home equity - term loans	$607	$732	$90	$426	$115	$3,108	$—	$—	$5,078
Current period gross charge offs - home equity - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$107,967	$77,171	$185,138
Nonperforming	—	—	—	—	—	—	1,296	16	1,312
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$109,263	$77,187	$186,450
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$—	$40	$—	$40
Installment and other loans:
Payment performance
Performing	$758	$413	$332	$106	$670	$947	$6,500	$—	$9,726
Nonperforming	3	—	—	—	33	12	—	—	48
Total Installment and other loans	$761	$413	$332	$106	$703	$959	$6,500	$—	$9,774
Current period gross charge offs - installment and other	$181	$24	$—	$—	$4	$10	$28	$—	$247

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
At September 30, 2024 and December 31, 2023, the Company’s individually evaluated loans were measured based on the estimated fair value of the collateral securing the loan, except for purchased auto loans on nonaccrual status and accruing loans accounted for as TDRs prior to the adoption of ASU 2022-02. For real estate loans, collateral generally consists of commercial or residential real estate, but in the case of commercial and industrial loans, it could also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
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
The following table presents the amortized cost basis of nonaccrual loans, according to loan class, with and without reserves on individually evaluated loans as of September 30, 2024 and December 31, 2023. The Company did not recognize interest income on nonaccrual loans during the three and nine months ended September 30, 2024 and 2023. During the nine months ended September 30, 2024, the Company recorded interest income previously applied to principal of $1.6 million from the payoff of a commercial real estate loan, which totaled $13.4 million at December 31, 2023.

	September 30, 2024				December 31, 2023
	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing
Commercial real estate:
Owner-occupied	$232	$4,905	$5,137	$252	$—	$15,786	$15,786	$—
Non-owner occupied	—	1,420	1,420	—	—	240	240	—
Multi-family	1,000	—	1,000	—	—	1,233	1,233	—
Non-owner occupied residential	—	564	564	—	—	2,572	2,572	—
Acquisition and development:
1-4 family residential construction	—	152	152	—	—	—	—	—
Commercial and land development	3,655	—	3,655	—	—	1,361	1,361	—
Commercial and industrial	2,455	6,605	9,060	—	68	604	672	—
Residential mortgage:
First lien	312	3,912	4,224	63	—	2,309	2,309	66
Home equity – term	37	—	37	22	—	3	3	—
Home equity – lines of credit	—	1,652	1,652	—	—	1,312	1,312	—
Installment and other loans	15	11	26	—	3	36	39	—
Total	$7,706	$19,221	$26,927	$337	$71	$25,456	$25,527	$66
A loan is considered to be collateral-dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral. At September 30, 2024 and December 31, 2023, substantially all individually evaluated loans were collateral-dependent and consisted primarily of commercial real estate, acquisition and development and residential mortgage loans, which were primarily secured by commercial or residential real estate.

The following table presents the amortized cost basis of collateral-dependent loans by class as of September 30, 2024 and December 31, 2023:

	Type of Collateral
September 30, 2024	Business Assets	Commercial Real Estate	Equipment	Land	Residential Real Estate	Other	Total
Commercial real estate:
Owner occupied	$—	$5,137	$—	$—	$—	$—	$5,137
Non-owner occupied	—	1,420	—	—	—	—	1,420
Multi-family	—	1,000	—	—	—	—	1,000
Non-owner occupied residential	—	564	—	—	—	—	564
Acquisition and development:
1-4 family residential construction	—	—	—	—	152	—	152
Commercial and land development	—	3,655	—	—	—	—	3,655
Commercial and industrial	4,270	—	4,114	679	—	—	9,063
Residential mortgage:
First lien	—	—	—	—	4,152	—	4,152
Home equity - term	—	—	—	—	37	—	37
Home equity - lines of credit	—	—	—	—	1,652	—	1,652
Installment and other loans	—	—	3	—	—	9	12
Total	$4,270	$11,776	$4,117	$679	$5,993	$9	$26,844
December 31, 2023
Commercial real estate:
Owner occupied	$—	$15,786	$—	$—	$—	$—	$15,786
Non-owner occupied	—	240	—	—	—	—	240
Multi-family	—	1,233	—	—	—	—	1,233
Non-owner occupied residential	—	2,572	—	—	—	—	2,572
Acquisition and development:
Commercial and land development	—	—	—	1,361	—	—	1,361
Commercial and industrial	2	76	594	—	—	—	672
Residential mortgage:
First lien	—	—	—	—	2,231	—	2,231
Home equity - term	—	—	—	—	3	—	3
Home equity - lines of credit	—	—	—	—	1,312	—	1,312
Installment and other loans	—	—	18	—	—	—	18
Total	$2	$19,907	$612	$1,361	$3,546	$—	$25,428

ASU 2022-02 requires that the Company evaluate, based on the accounting for loan modifications, whether the borrower is experiencing financial difficulty and the modification results in a more-than-insignificant direct change in the contractual cash flows and represents a new loan or a continuation of an existing loan. This standard requires all loan modifications to be accounted for under the general loan modification guidance in ASC 310-20, Receivables – Nonrefundable Fees and Other Costs.
The Company may modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, interest rate reduction or an other-than-insignificant payment delay. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL. The Company may also provide multiple types of modifications on an individual loan. During the nine months ended September 30, 2024, the Company extended modifications to three borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan. In addition, the Company acquired three FDM loans from the Merger, which were modified previously during 2024. The Company did not extend modifications to borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan during the nine months ended September 30, 2023. For loans previously modified to borrowers experiencing financial difficulty, there was a payoff of a loan within the Acquisition and Development segment totaling $1.3 million during the nine months ended September 30, 2024. In addition, there were no payment defaults in the subsequent twelve months and the Company has not committed to lend additional amounts to those borrowers.
The following tables presents the amortized cost of loans at September 30, 2024 that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2024, by loan class and by type of modification. The percentage of the amortized cost of loans that were modified to borrowers experiencing difficulty as compared to the amortized cost of loan class is also presented below. The Company has not committed to lend additional amounts to the borrowers included in the table below.

Three Months Ended September 30, 2024	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reductions	Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	$—	$—	$567	$2,452	$—	$—	0.48%
Commercial and industrial	—	—	—	2,080	—	—	0.35%
Total:	—	—	567	4,532	—	—

Nine Months Ended September 30, 2024
Commercial real estate:
Owner-occupied	—	—	567	2,452	—	—	0.48%
Acquisition and development:
Commercial and land development	—	—	4,404	—	—	—	1.68%
Commercial and industrial	—	—	73	2,080	—	—	0.36%
Total:	—	—	5,044	4,532	—	—
The Company monitors the performance of the modified loans to borrowers experiencing financial difficulty to determine the effectiveness of its modification efforts. The following table presents the performance of the loans modified during the nine months ended September 30, 2024, which includes loans that remain on nonaccrual status.

September 30, 2024	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Non-Accrual
Commercial real estate:
Owner-occupied	$2,981	$—	$38	$—	$3,019	$567
Acquisition and development:
Commercial and land development	4,405	—	—	—	4,405	—
Commercial and industrial	2,152	—	—	—	2,152	—
Total:	9,538	—	38	—	9,576	567
The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024.

September 30, 2024	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in years)
Commercial real estate:
Owner-occupied	$—	4.0%	1.9
Acquisition and development:
Commercial and land development	—	—%	1.0
Commercial and industrial	—	4.0%	4.0

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due by aggregating loans based on its delinquencies. The following table presents the classes of the loan portfolio summarized by aging categories at September 30, 2024 and December 31, 2023:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due	Total Loans
September 30, 2024
Commercial real estate:
Owner occupied	$17	$22	$1,529	$1,568	$621,158	$622,726
Non-owner occupied	1,057	—	—	1,057	1,163,444	1,164,501
Multi-family	237	—	—	237	276,059	276,296
Non-owner occupied residential	213	—	68	281	190,505	190,786
Acquisition and development:
1-4 family residential construction	—	—	152	152	56,231	56,383
Commercial and land development	—	3,556	649	4,205	258,112	262,317
Commercial and industrial	88	4,091	1,029	5,208	596,261	601,469
Municipal	—	—	—	—	27,960	27,960
Residential mortgage:
First lien	842	1,704	1,484	4,030	447,165	451,195
Home equity - term	1,705	913	745	3,363	3,145	6,508
Home equity - lines of credit	—	—	22	22	303,143	303,165
Installment and other loans	35	31	3	69	18,062	18,131
	$4,194	$10,317	$5,681	$20,192	$3,961,245	$3,981,437

December 31, 2023
Commercial real estate:
Owner occupied	$13,852	$—	$117	$13,969	$359,788	$373,757
Non-owner occupied	152	—	—	152	694,486	694,638
Multi-family	—	—	—	—	150,675	150,675
Non-owner occupied residential	—	—	192	192	94,848	95,040
Acquisition and development:
1-4 family residential construction	—	—	—	—	24,516	24,516
Commercial and land development	16	—	—	16	115,233	115,249
Commercial and industrial	27	69	625	721	366,364	367,085
Municipal	—	—	—	—	9,812	9,812
Residential mortgage:
First lien	5,433	1,058	721	7,212	259,027	266,239
Home equity - term	20	2	—	22	5,056	5,078
Home equity - lines of credit	1,801	100	839	2,740	183,710	186,450
Installment and other loans	84	28	19	131	9,643	9,774
	$21,385	$1,257	$2,513	$25,155	$2,273,158	$2,298,313

The Company’s ACL is calculated quarterly, with any adjustment recorded to the provision for credit losses in the consolidated statements of operations. Management calculates the quantitative portion of collectively evaluated loans for all loan categories, with the exception of the consumer loan segment, using DCF methodology. For purposes of calculating the quantitative portion of collectively evaluated reserves on the consumer loan segment, the remaining life methodology is utilized. For purposes of estimating the Company’s ACL, management generally evaluates collectively evaluated loans by federal call code, which represents the loan classes based upon U.S. regulatory loan classification rules, in order to group loans with similar risk characteristics.
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
All factors noted above were deemed appropriate at September 30, 2024. For the three and nine months ended September 30, 2024, the Economic Conditions qualitative factor was reduced and the Other External Factors qualitative factor is no longer assigned to the impacted loan segments. These changes were based on improved economic reports, as well as concerns subsiding from the prior year about liquidity positions within the banking industry. During the three months ended June 30, 2024, the Economic Conditions qualitative factor for the residential mortgage loan segment was removed and there was a decrease in the Collateral Valuation Trends qualitative factor from a moderate to low level in the ACL model for the residential mortgage and installment and other loan segments applied during the three months ended March 31, 2024. These changes were based on the stabilization in real estate collateral valuations and housing demand and overall portfolio performance. All other qualitative factors were unchanged from December 31, 2023.

The following table presents the activity in the ACL for the three and nine months ended September 30, 2024 and 2023:

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
September 30, 2024
Balance, beginning of period	$18,203	$2,634	$5,652	$161	$26,650	$3,023	$191	$3,214	$—	$29,864
Allowance established for acquired PCD loans	1,321	2,535	1,949	—	5,805	105	10	115	—	5,920
Provision for credit losses	11,103	1,809	(955)	110	12,067	1,773	275	2,048	—	14,115
Charge-offs	(333)	—	(159)	—	(492)	—	(88)	(88)	—	(580)
Recoveries	4	12	164	—	180	54	77	131	—	311
Balance, end of period	$30,298	$6,990	$6,651	$271	$44,210	$4,955	$465	$5,420	$—	$49,630
September 30, 2023
Balance, beginning of period	$16,996	$2,767	$5,854	$167	$25,784	$2,307	$292	$2,599	$—	$28,383
Provision for loan losses	(173)	125	(62)	(11)	(121)	239	18	257	—	136
Charge-offs	—	—	(267)	—	(267)	—	(75)	(75)	—	(342)
Recoveries	17	1	33	—	51	31	19	50	—	101
Balance, end of period	$16,840	$2,893	$5,558	$156	$25,447	$2,577	$254	$2,831	$—	$28,278

Nine Months Ended
September 30, 2024
Balance, beginning of period	$17,873	$2,241	$5,806	$157	$26,077	$2,424	$201	$2,625	$—	$28,702
Allowance established for acquired PCD loans	1,321	2,535	1,949	—	5,805	105	10	115	—	5,920
Provision for credit losses	11,417	2,223	(1,149)	114	12,605	2,410	333	2,743	—	15,348
Charge-offs	(345)	(23)	(219)	—	(587)	(50)	(206)	(256)	—	(843)
Recoveries	32	14	264	—	310	66	127	193	—	503
Balance, end of period	$30,298	$6,990	$6,651	$271	$44,210	$4,955	$465	$5,420	$—	$49,630
September 30, 2023
Balance, beginning of period	$13,558	$3,214	$4,505	$24	$21,301	$3,444	$188	$3,632	$245	$25,178
Impact of adopting ASC 326	2,857	(214)	928	169	3,740	(1,121)	49	(1,072)	(245)	2,423
Provision for loan losses	335	(111)	790	(37)	977	163	124	287	—	1,264
Charge-offs	(12)	—	(748)	—	(760)	(98)	(198)	(296)	—	(1,056)
Recoveries	102	4	83	—	189	189	91	280	—	469
Balance, end of period	$16,840	$2,893	$5,558	$156	$25,447	$2,577	$254	$2,831	$—	$28,278
NOTE 5. LEASES
A lease provides the lessee the right to control the use of an identified asset for a period of time in exchange for consideration. The Company has primarily entered into operating leases for branches and office space. Most of the Company's leases contain renewal options, which the Company is reasonably certain to exercise. Including renewal options, the Company's leases range from 3 to 29 years. Operating and finance lease right-of-use assets are included in other assets, operating lease liabilities are included in other liabilities and the finance lease liability is included in other borrowings on the Company's unaudited condensed consolidated balance sheets.
The Company uses its incremental borrowing rate to determine the present value of the lease payments, as the rate implicit in the Company's leases is not readily determinable. Lease agreements that contain non-lease components are generally accounted for as a single lease component, while variable costs, such as common area maintenance expenses and property taxes, are expensed as incurred.
Pursuant to the Merger, the Company acquired operating lease assets and operating lease liabilities both with a fair value of $5.1 million. The Company also acquired a finance lease asset and liability with a fair value of $392 thousand. At July 1, 2024, the Company recorded negative fair value adjustments of $1.1 million and $133 thousand to operating lease assets and finance lease assets, respectively, which are amortized over the remaining lease terms. The weighted average remaining lease term for the acquired operating leases is 14.3 years.

The following table summarizes the Company's operating leases at September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Operating lease ROU assets	$13,668	$10,824
Operating lease ROU liabilities	14,475	11,614
Weighted-average remaining lease term (in years)	15.7	15.1
Weighted-average discount rate	4.8%	4.4%
The following table summarizes the Company's finance leases at September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Financing lease assets	$377	n/a
Weighted-average remaining lease term (in years)	5.4	0.0
Weighted-average discount rate	5.0%	n/a
The following table presents information related to the Company's operating leases for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Cash paid for operating lease liabilities	$471	$319	$1,142	$890
Cash paid for finance lease liabilities	19	—	19	—
Operating lease expense	135	337	846	948
The following table presents expected future maturities of the Company's operating lease liabilities as of September 30, 2024:

2024	$391
2025	1,586
2026	1,614
2027	1,650
2028	1,385
Thereafter	14,924
21,550
Less: imputed interest	7,075
Total lease liabilities	$14,475
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
At September 30, 2024 and December 31, 2023, goodwill was $70.7 million and $18.7 million, respectively. No impairment charges were recorded in the three and nine months ended September 30, 2024 and 2023.

	September 30, 2024	December 31, 2023
Balance, beginning of year	$18,724	$18,724
Acquired goodwill	51,931	—
Balance, end of period	$70,655	$18,724
Goodwill is not amortized, but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit.
The Company conducted its last annual goodwill impairment test as of November 30, 2023 using generally accepted valuation methods. As a result of that impairment test, no goodwill impairment was identified. No changes occurred that would impact the results of that analysis through September 30, 2024.

The following table presents changes in and components of other intangible assets for the three and nine months ended September 30, 2024 and 2023. The Company acquired core deposit intangibles of $35.9 million and customer relationship intangible assets associated with wealth and brokerage businesses totaling $10.4 million from the Merger. The core deposit intangible and customer relationship intangible assets are amortized based on the sum-of-the-years digits method over the expected life of 10 years. The Company also acquired an investment advisory business and related accounts with assets under management of $85.0 million on July 1, 2024. In connection with this acquisition, the Company recorded an intangible asset totaling $374 thousand associated with the customer list, which will be amortized based on the sum-of-the-years digits method over the expected life of seven years.
No impairment charges were recorded on other intangible assets during the three and nine months ended September 30, 2024 and September 30, 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning of period	$1,974	$2,589	$2,414	$3,078
Acquired core deposit intangible	35,860	—	35,860	—
Acquired customer list	10,774	289	10,774	289
Amortization expense	(2,464)	(228)	(2,904)	(717)
Balance, end of period	$46,144	$2,650	$46,144	$2,650
The following table presents the components of other identifiable intangible assets at September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible	$44,250	$8,601	$8,390	$6,247
Customer relationship intangibles	11,063	568	289	18
Total	$55,313	$9,169	$8,679	$6,265
The following table presents future estimated aggregate amortization expense for other identifiable intangible assets at September 30, 2024:

2024	$2,407
2025	8,970
2026	7,877
2027	6,784
2028	5,693
Thereafter	14,413
$46,144

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
At September 30, 2024, 1,281,920 shares of the common stock of the Company were reserved, of which 105,106 shares are available to be issued.
The following table presents a summary of nonvested restricted shares activity for the nine months ended September 30, 2024:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares, beginning of year	291,231	$22.85
Granted	331,687	27.42
Forfeited	(13,554)	25.92
Vested	(340,369)	24.18
Nonvested shares, at period end	268,995	$26.65
The following table presents restricted share compensation expense, with tax benefit information, and fair value of shares vested, for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Restricted share award expense	$5,577	$606	$7,386	$1,756
Restricted share award tax benefit	1,171	127	1,551	369
Fair value of shares vested	5,907	—	9,373	2,460
The unrecognized compensation expense related to the share awards totaled $4.8 million at September 30, 2024 and $3.4 million at December 31, 2023. The unrecognized compensation expense at September 30, 2024 is expected to be recognized over a weighted-average period of 1.3 years. Pursuant to the Merger, on July 1, 2024 the Company accelerated the vesting of time-based restricted stock awards totaling 198,462 shares with compensation expense of $4.0 million, which is included in merger-related expenses.
The following table presents the summary of stock option activity as of September 30, 2024. The Company assumed the stock options from the Merger. The weighted average of remaining contractual term of shares exercisable is 1.92 years.

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2024	—	$—
Assumed from Merger	80,227	21.96
Granted	—	—
Exercised	(6,859)	18.12
Forfeited	—	—
Expired	—	—
Outstanding at end of period	73,368	22.32
Fully vested and expected to vest	73,368	22.32
Exercisable, at period end	73,368	$22.32

The following table presents information about stock options exercised for the three months ended September 30, 2024:

September 30, 2024
Total intrinsic value of options exercised	$110
Cash received from options exercised	124
Tax benefit realized from stock options exercised	6
The Company maintains an employee stock purchase plan to provide employees of the Company with an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed the lesser of the IRS limit of $25,000 or 10% of their annual salary at the lower of 95% of the fair market value of the shares on the semi-annual offering date, or related purchase date. The purchases occur in March and September of each year. The Company reserved 350,000 shares of its common stock to be issued under the employee stock purchase plan. At September 30, 2024, 127,727 shares were available to be issued.
The following table presents information for the employee stock purchase plan for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Shares purchased	7,569	3,446	11,419	6,449
Weighted average price of shares purchased	$25.18	$20.52	$23.66	$21.14
Compensation expense recognized	80	4	$103	$7
The Company issues new shares or treasury shares, depending on market conditions, in its share-based compensation plans.
NOTE 8. DEPOSITS
The following table summarizes deposits by type at September 30, 2024 and December 31, 2023. Deposits of $1.9 billion were assumed in the Merger.

	2024	2023
Noninterest-bearing demand deposits	$815,404	$430,959
Interest-bearing demand deposits	1,286,018	1,000,652
Money market and savings	1,542,497	720,696
Time ($250,000 or less)	834,585	330,093
Time (over $250,000)	172,349	76,414
Total	$4,650,853	$2,558,814
NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and also through the use of derivative financial instruments. Specifically, the Company may enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company's derivative financial instruments are used as risk management tools by the Company to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investment securities and borrowings and are not used for trading or speculative purposes.
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
At September 30, 2024, the Company had one interest rate swap designated as a cash flow hedge with a notional value of $75.0 million, which was a pay-fixed hedge with a notional value for the purpose of hedging variable cash flows associated with the Company's borrowings. At December 31, 2023, the Company had two interest rate swaps as cash flow hedges with a total notional value of $125.0 million. At September 30, 2024, the Company had one pay-float interest rate swap designated as a hedging instrument, for the purpose of hedging the variable cash flows of selected AFS securities or loans, mature with a total notional value of $50.0 million. During the three and nine months ended September 30, 2024, the Company did not enter into new interest rate swaps designated as cash flow hedges.
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
At September 30, 2024 and December 31, 2023, the Company had three pay-fixed interest rate swaps on certain closed portfolio loans with our commercial clients with a total notional value of $100.0 million. The commercial loans are scheduled to mature at various dates ranging from December 2026 to October 2054. The interest rate swaps are designated as fair value hedges and allow the Company to offer long-term fixed rate loans to commercial clients while mitigating the interest rate risk of a long-term asset by converting fixed rate interest payments to floating rate interest payments indexed to a synthetic U.S. SOFR rate. During the three and nine months ended September 30, 2024, the Company did not enter into new interest rate swaps designated as fair value hedges.
The Company enters into interest rate swap agreements that allow its commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. In addition, the Company may enter into interest rate caps that allow its commercial loan customers to gain protection against significant interest rate increases and provide an upper limit, or cap, on the variable interest rate. The Company then enters into a corresponding swap or cap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps and interest rate caps with both the customers and third parties are not designated as hedges and are marked through earnings. At September 30, 2024, the Company had 59 customer and 59 corresponding third-party broker interest rate derivatives not designated as a hedging instrument with an aggregate notional amount of $692.1 million compared to $444.8 million in notional amount of such derivative instruments at December 31, 2023. During the three and nine months ended September 30, 2024, the Company entered into twenty and twenty-five, respectively, new interest rate swaps with a commercial loan customer and recorded swap fee income of $504 thousand and $1.1 million, respectively. In addition, the Company acquired ten customer and ten corresponding third-party broker interest rate derivatives not designated as a hedging instrument with an aggregate notional value of $96.5 million from the Merger. The Company entered into four new interest rate swaps and recorded $255 thousand in swap fee income during the three months ended September 30, 2023 and six new interest rate swaps that resulted in swap fee income of $451 thousand during the nine months ended September 30, 2023. Swap fee income is included in noninterest income in the unaudited condensed consolidated statements of operations.
At September 30, 2024 and December 31, 2023, the Company had cash collateral of $9.4 million and $6.6 million with third parties for certain of these derivatives, respectively. At September 30, 2024 and December 31, 2023, the Company held cash collateral of $890 thousand and $4.4 million from a counterparty for these derivatives, respectively.
The Company also may enter into risk participation agreements with a financial institution counterparty for an interest rate derivative contract related to a loan in which the Company may be a participant or the agent bank. The risk participation agreement provides credit protection to the agent bank should the borrower fail to perform on its interest rate derivative contracts with the agent bank. The Company manages its credit risk on the risk participation agreement by monitoring the creditworthiness of the borrower, which is based on the same credit review process as though the Company had entered into the derivative instruments directly with the borrower. The notional amount of such risk participation agreement reflects the

Company’s pro-rata share of the derivative instrument, consistent with its share of the related participated loan. At September 30, 2024 and December 31, 2023, the Company had six risk participation agreements with sold protection with a notional value of $47.0 million and $32.7 million, respectively, including two risk participation agreements with sold protection with a notional value of $14.1 million acquired from the Merger. In addition, the Company had five risk participations with purchased protection with a notional value of $23.8 million at September 30, 2024 compared to three risk participations with purchased protection with a notional value of $11.0 million at December 31, 2023. The Company did not enter into any risk participation agreements with sold protection during the three months ended September 30, 2024. For the nine months ended September 30, 2024, the Company entered into two risk participation agreements with purchased protection. The Company did not enter into any new risk participations during the three and nine months ended September 30, 2023.
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
The following table summarizes the fair value of the Company's derivative instruments at September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Cash flow hedge designation:
Interest rate swaps -FHLB advances	$75,000	Other liabilities	$(611)	$75,000	Other assets	$135
Interest rate swaps - AFS securities	n/a	Other liabilities	n/a	50,000	Other liabilities	(426)
Fair value hedge designation:
Interest rate swaps - commercial loans	100,000	Other liabilities	(2,255)	100,000	Other liabilities	(1,718)
Total derivatives designated as hedging instruments			$(2,866)			$(2,009)

Derivatives not designated as hedging instruments:
Interest rate swaps	$340,193	Other assets	$14,237	$216,485	Other assets	$11,157
Interest rate swaps	340,193	Other liabilities	(14,792)	216,485	Other liabilities	(11,253)
Purchased options – rate cap	5,837	Other assets	3	5,909	Other assets	8
Written options – rate cap	5,837	Other liabilities	(3)	5,909	Other liabilities	(8)
Risk participations - sold credit protection	47,014	Other liabilities	(166)	32,722	Other liabilities	(59)
Risk participations - purchased credit protection	23,779	Other assets	109	11,035	Other assets	28
Interest rate lock commitments with customers	6,647	Other assets	118	2,181	Other assets	55
Forward sale commitments	3,253	Other liabilities	(9)	688	Other assets	(4)
Total derivatives not designated as hedging instruments			$(503)			$(76)

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of September 30, 2024 and 2023.

	Carrying Amounts of Hedged Assets		Cumulative Amounts of Fair Value Hedging Adjustments Included in the Carrying Amounts of the Hedged Assets
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Commercial loans	$100,000	$—	$2,260	$—

The following tables summarize the effect of the Company's derivative financial instruments on OCI and net income for the three and nine months ended September 30, 2024 and 2023:

	Amount of (Loss) Gain Recognized in OCI on Derivative		Amount of (Loss) Gain Recognized in OCI on Derivative
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Derivatives in cash flow hedging relationships:
Interest rate products	$(2,182)	$1,439	$(320)	$2,831

	Amount of Loss Reclassified from AOCI into Income		Amount of Loss Reclassified from AOCI into Income		Location of Loss Recognized from AOCI into Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Derivatives in cash flow hedging relationships:
Interest rate products	$—	$—	$—	$—	Interest income

	Amount of (Loss) Gain Recognized in Income		Amount of (Loss) Gain Recognized in Income		Location of Gain Recognized in Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Derivatives designated as hedging instruments
Fair value hedge designation:
Interest rate swaps - commercial loans (1)	$(5)	n/a	$3	n/a	Interest income on loans

Derivatives not designated as hedging instruments:
Interest rate products	$(530)	$307	$(459)	$188	Other operating expenses
Risk participation agreements	87	31	160	58	Other operating expenses
Interest rate lock commitments with customers	45	(52)	62	(20)	Mortgage banking activities
Forward sale commitments	(12)	—	(5)	(139)	Mortgage banking activities
Total derivatives not designated as hedging instruments	$(410)	$286	$(242)	$87
(1) Amount includes the net of the change in the fair value of the interest rate swaps hedging commercial loans and the change in the carrying value included in the hedged commercial loans.

The following table is a summary of components for interest rate swaps designated as hedging instruments at September 30, 2024 and December 31, 2023:

	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity in Years
September 30, 2024
Cash flow hedge designation:
Interest rate swaps - FHLB advances	3.49%	5.17%	3.5
Fair value hedge designation:
Interest rate swaps - commercial loans	4.12%	5.17%	2.9
December 31, 2023
Cash flow hedge designation:
Interest rate swaps - FHLB advances	3.49%	5.34%	4.3
Interest rate swaps - AFS securities	5.34%	3.73%	0.7
Fair value hedge designation:
Interest rate swaps - commercial loans	4.12%	5.34%	3.7
NOTE 10. SHORT-TERM BORROWINGS
The Company has short-term borrowing capability from the FHLB and the FRB discount window. The following table summarizes these short-term borrowings at September 30, 2024 and December 31, 2023, and for the nine and twelve months then ended:

	September 30, 2024	December 31, 2023
Balance at period-end	$75,000	$97,500
Weighted average interest rate during the period	5.18%	5.68%
Average balance during the period	$75,000	$87,370
Average interest rate during the period	5.74%	5.46%
Maximum month-end balance during the period	$105,000	$120,984
At September 30, 2024 and December 31, 2023, the Company had availability under FHLB lines for its short-term borrowings totaling $75.0 million and $52.5 million, respectively.
The Company also enters into borrowing arrangements with certain of its deposit clients by agreements to repurchase ("repurchase agreements") under which the Company pledges investment securities owned and under its control as collateral against the borrowing arrangement, which generally matures within one day from the transaction date. The Company is required to hold U.S. Treasury, U.S. Agency or U.S. GSE securities as underlying securities for repurchase agreements. The following table provides additional details for repurchase agreements, which excludes federal funds purchased, at September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Balance at period-end	$21,932	$9,785
Weighted average interest rate during the period	1.71%	0.76%
Average balance during the period	$16,191	$14,099
Average interest rate during the period	1.22%	0.80%
Maximum month-end balance during the period	$27,446	$17,991
Fair value of securities underlying the agreements at period-end	$17,098	$10,201

NOTE 11. LONG-TERM DEBT
The following table presents components of the Company’s long-term debt at September 30, 2024 and December 31, 2023. The Company assumed a finance lease asset with a fair value of $392 thousand.

	Amount		Weighted Average Rate
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
FHLB fixed rate advances maturing:
2025	$15,000	$15,000	4.57%	4.57%
2028	25,000	25,000	3.98%	3.98%
Total FHLB Advances	$40,000	$40,000	4.20%	4.20%

Lease obligation included in long term debt:
Finance lease liabilities	$378	n/a
The following table presents expected future maturities of the Company's finance lease liabilities as of September 30, 2024:

2024	$19
2025	79
2026	80
2027	80
2028	80
Thereafter	93
431
Less: imputed interest	53
Total finance lease liabilities	$378
The Bank is a member of the FHLB of Pittsburgh and has access to the FHLB program of overnight and term advances. Under terms of a blanket collateral agreement for advances, lines and letters of credit from the FHLB, collateral for all outstanding advances, lines and letters of credit consisted of 1-4 family mortgage loans and other real estate secured loans totaling $1.1 billion at both September 30, 2024 and December 31, 2023. The Bank had additional availability of $1.0 billion at the FHLB on September 30, 2024, based on its qualifying collateral, net of short-term borrowings and long-term debt detailed above, deposit letters of credit of $1.0 million and non-deposit letters of credit of $609 thousand at September 30, 2024. At December 31, 2023, the Bank had additional availability of $973.3 million at the FHLB and $609 thousand of non-deposit letters of credit. There were zero deposit letters of credit at December 31, 2023.
The Bank had available unsecured lines of credit, with interest based on the daily Federal Funds rate, with two correspondent banks totaling $20.0 million at September 30, 2024 and December 31, 2023. There were no borrowings under these lines of credit at September 30, 2024 and December 31, 2023.

NOTE 12. SUBORDINATED NOTES AND TRUST PREFERRED DEBT
At September 30, 2024 and December 31, 2023, unsecured subordinated notes payable outstanding totaled $63.1 million and $32.1 million, respectively, which qualified for Tier 2 capital subject to the regulatory capital phase out limitations. The notes are recorded on the consolidated balance sheets net of remaining debt issuance costs totaling $353 thousand and $407 thousand at September 30, 2024 and December 31, 2023, respectively, which are amortized over a 10-year period on an effective yield basis. The Company may, at its option, redeem the notes at any time upon the occurrence of certain events. As of September 30, 2024, the Company was in compliance with the covenants contained in the subordinated notes payable agreement.
The Company's subordinated notes of $32.1 million have a variable rate of three-month CME term SOFR rate, plus a spread adjustment of 0.26161% and a margin of 3.16%, through maturity. At September 30, 2024, the interest rate on the Company's subordinated debt was 8.75%. The Company may, at its option, redeem the notes, in whole or in part, on any interest payment date, and at any time upon the occurrence of certain events. As of September 30, 2024, the Company was in compliance with the covenants contained in the subordinated notes payable agreement.
The Company assumed Codorus Valley's unsecured subordinated notes that were issued in December 2020 in the amount of $31.0 million, which may be redeemed, in whole or in part, in a principal amount with integral multiples of $10.0 million, on or after December 9, 2025 and prior to the maturity date at 100% of the principal amount, plus accrued and unpaid interest. The subordinated notes mature on December 9, 2030. The subordinated notes are also redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the Note Purchase Agreements. The subordinated notes have a fixed rate of interest equal to 4.50% until December 30, 2025. After that term, the variable rate of interest is equal to the three-month CME term SOFR rate plus 4.04%. At the date of the Merger, these subordinated notes were marked to fair value at $28.6 million, with a discount of $2.4 million being amortized and netted against interest expense over the stated maturity.
The Company assumed junior subordinated trust preferred debt of $10.3 million from the Merger that was fair valued at $7.6 million with a discount of $2.7 million being amortized and netted against interest expense over the state maturity. In June 2006, Codorus Valley formed CVB Statutory Trust No. II, a wholly-owned special purpose entity whose sole purpose was to facilitate a pooled trust preferred debt issuance of $7.2 million with a stated maturity of July 7, 2036 and a variable rate of three-month CME term SOFR rate, plus a spread adjustment of 0.26161% and a margin of 1.54% through maturity. In November 2004, Codorus Valley formed CVB Statutory Trust No. I to facilitate a pooled trust preferred debt issuance of $3.1 million with a stated maturity of December 15, 2034 and a variable rate of three-month CME term SOFR rate, plus a spread adjustment of 0.26161% and a margin of 2.02% through maturity. The Company owns all of the common stock of these nonbank entities, and the debentures are the sole assets of the Trusts. The accounts of both Trusts are not consolidated for financial reporting purposes in accordance with FASB ASC 810, Consolidation. For regulatory capital purposes, the trust preferred securities qualified as Tier 1 capital, but are subject to capital limitations under the risk-based capital guidelines.
The remaining maturities of subordinated notes and trust preferred debt as of September 30, 2024 and December 31, 2023, are as follows:

	Amount
	September 30, 2024	December 31, 2023
Subordinated debt maturing:
2028	$32,500	$32,500
2030	31,000	—

Trust preferred junior subordinated debt maturing:
2034	$3,093	$—
2036	7,217	—

NOTE 13. SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL
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
The Company and the Bank met all capital adequacy requirements to which they are subject at September 30, 2024 and December 31, 2023. Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's classification.

The following table presents capital amounts and ratios at September 30, 2024 and December 31, 2023:

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024
Total risk-based capital:
Orrstown Financial Services, Inc.	$538,286	12.4%	$455,725	10.5%	n/a	n/a
Orrstown Bank	529,516	12.2%	455,614	10.5%	$433,919	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	432,690	10.0%	368,920	8.5%	n/a	n/a
Orrstown Bank	478,370	11.0%	368,831	8.5%	347,135	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	425,059	9.8%	303,762	7.0%	n/a	n/a
Orrstown Bank	478,370	11.0%	303,743	7.0%	282,047	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	432,690	8.0%	217,532	4.0%	n/a	n/a
Orrstown Bank	478,370	8.8%	216,278	4.0%	270,347	5.0%
December 31, 2023
Total risk-based capital:
Orrstown Financial Services, Inc.	$326,878	13.0%	$264,019	10.5%	n/a	n/a
Orrstown Bank	320,687	12.8%	263,942	10.5%	$251,373	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	272,677	10.8%	213,730	8.5%	n/a	n/a
Orrstown Bank	292,160	11.6%	213,667	8.5%	201,099	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	272,677	10.8%	176,013	7.0%	n/a	n/a
Orrstown Bank	292,160	11.6%	175,961	7.0%	163,393	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	272,677	8.9%	122,907	4.0%	n/a	n/a
Orrstown Bank	292,160	9.5%	122,907	4.0%	153,634	5.0%
The Company maintains a stockholder dividend reinvestment and stock purchase plan. Under the plan, shareholders may purchase additional shares of the Company’s common stock at the prevailing market prices with reinvested dividends and voluntary cash payments. The Company reserved 1,045,000 shares of its common stock to be issued under the dividend reinvestment and stock purchase plan. At September 30, 2024, approximately 665,000 shares were available to be issued under the plan.
In September 2015, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company could repurchase up to 416,000 shares of the Company's outstanding shares of common stock, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act, as amended. On April 19, 2021, the Board of Directors authorized the additional repurchase of up to 562,000 shares of its outstanding common stock for a total of 978,000 shares. When and if appropriate, repurchases may be made in the open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. For the three and nine months ended September 30, 2024, the Company repurchased zero shares of its common stock. At September 30, 2024, 949,533 shares had been repurchased at a total cost of $21.2 million, or $22.36 per share. Common stock available for future repurchase totals 28,467 shares, or 0.1% of the Company's outstanding common stock at September 30, 2024.
On October 22, 2024, the Board of Directors declared a cash dividend of $0.23 per common share, which will be paid on November 12, 2024 to shareholders of record at November 5, 2024.

NOTE 14. EARNINGS PER SHARE
The following table presents earnings per share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares presented in the table are in thousands)	2024	2023	2024	2023
Net (loss) income	$(7,903)	$9,026	$8,366	$28,020
Weighted average shares outstanding - basic	19,088	10,319	13,298	10,346
Dilutive effect of share-based compensation	138	86	143	94
Weighted average shares outstanding - diluted	19,226	10,405	13,441	10,440
Per share information:
Basic (loss) earnings per share	$(0.41)	$0.87	$0.63	$2.71
Diluted (loss) earnings per share	(0.41)	0.87	0.62	2.68
For the three and nine months ended September 30, 2024, there were average outstanding restricted award shares totaling zero and 517, respectively, compared to 5,262 and 8,348 shares for the three and nine months ended September 30, 2023, respectively, excluded from the computation of earnings per share because the effect was antidilutive, as the grant price exceeded the average market price. The dilutive effect of share-based compensation in each period above relates to restricted stock awards and vested stock options assumed from the Merger.
NOTE 15. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The following table presents these contractual, or notional, amounts at September 30, 2024 and December 31, 2023.

	Contractual or Notional Amount
	September 30, 2024	December 31, 2023
Commitments to fund:
Home equity lines of credit	$536,884	$337,460
1-4 family residential construction loans	87,112	40,330
Commercial real estate, construction and land development loans	238,597	132,607
Commercial, industrial and other loans	516,783	357,099
Letters of credit	48,629	24,529
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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. The Company holds collateral supporting those commitments when deemed necessary by management. The liability at September 30, 2024 and December 31, 2023 for guarantees under standby letters of credit issued was not considered to be material.

The Company maintains a reserve on its off-balance sheet credit exposures, which totaled approximately $2.8 million and $1.7 million at September 30, 2024 and December 31, 2023, respectively, and is recorded in other liabilities on the unaudited condensed consolidated balance sheets. The reserve is based on management's estimate of expected losses in its off-balance sheet credit exposures. The reserve specific to unfunded loan commitments is determined by applying utilization assumptions based on historical experience and applying the expected loss rates by loan class. The change in the reserve for off-balance sheet credit exposures is recorded as a provision or reduction to expense through the provision for credit losses in the unaudited condensed consolidated statements of operations. The Company recorded a reversal in the provision for credit losses of $434 thousand and $557 thousand for off-balance sheet credit exposures for the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, the Company recorded expense of zero to other operating expenses in the unaudited condensed consolidated statements of operations associated with its reserve for off-balance sheet credit exposures.
NOTE 16. FAIR VALUE
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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
September 30, 2024
Financial Assets
Investment securities:
U.S. Treasury securities	$18,373	$—	$—	$18,373
U.S. Government Agencies	—	3,372	—	3,372
States and political subdivisions	—	199,426	6,674	206,100
GSE residential MBSs	—	150,361	—	150,361
GSE commercial MBSs	—	9,624	—	9,624
GSE residential CMOs	—	314,125	—	314,125
Non-agency CMOs	—	19,807	11,425	31,232
Asset-backed	—	91,468	—	91,468
Corporate bonds	—	1,975	—	1,975
Other	198	—	—	198
Loans held for sale	—	3,561	—	3,561
Derivatives	—	14,349	118	14,467
Totals	$18,571	$808,068	$18,217	$844,856
Financial Liabilities
Derivatives	$—	$17,828	$—	$17,828

December 31, 2023
Financial Assets
Investment securities:
U.S. Treasury securities	$17,840	$—	$—	$17,840
U.S. Government Agencies	—	4,151	—	4,151
States and political subdivisions	—	197,060	6,062	203,122
GSE residential MBSs	—	57,632	—	57,632
GSE commercial MBSs	—	4,743	—	4,743
GSE residential CMOs	—	73,102	—	73,102
Non-agency CMOs	—	22,878	21,791	44,669
Asset-backed	—	108,134	—	108,134
Corporate bonds	—	—	—	—
Other	126	—	—	126
Loans held for sale	—	5,816	—	5,816
Derivatives	—	11,328	55	11,383
Totals	$17,966	$484,844	$27,908	$530,718
Financial Liabilities
Derivatives	$—	$13,464	$—	$13,464
The Company had one municipal bond and two CMOs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2024 and December 31, 2023. The Level 3 valuation is based on a non-executable broker quote, which is considered a significant unobservable input. Such quotes are updated as available and may remain constant for a period of time for certain broker-quoted securities that do not move with the market or that are not interest rate sensitive as a result of their structure or overall attributes.
The Company’s residential mortgage LHFS are recorded at fair value utilizing Level 2 measurements. This fair value measurement is determined based upon third party quotes obtained on similar loans. For loans held-for-sale, for which the fair value option has been elected, the aggregate fair value was greater than the aggregate principal balance by $95 thousand as of September 30, 2024 and below the aggregate principal balance by $1.5 million as of December 31, 2023.

The determination of the fair value of interest rate lock commitments on residential mortgages is based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The average pull through percentage, which is based upon historical experience, was 92% as of September 30, 2024. An increase or decrease of 5% in the pull through assumption would result in a positive or negative change of $7 thousand in the fair value of interest rate lock commitments at September 30, 2024.
The following provides details of the Level 3 fair value measurement activity for the periods ended September 30, 2024 and 2023:
Investment securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$17,567	$27,994	$27,853	$27,193
Unrealized gains (losses) included in OCI	649	(736)	731	(600)
Purchases	—	—	—	871
Net discount accretion	17	19	50	42
Principal payments and other	(134)	(225)	(428)	(454)
Calls	—	—	(10,107)	—
Balance, end of period	$18,099	$27,052	$18,099	$27,052

Interest rate lock commitments on residential mortgages:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$71	$67	$55	$35
Total gains (losses) included in earnings	47	(52)	63	(20)
Balance, end of period	$118	$15	$118	$15
Certain financial assets are measured at fair value on a nonrecurring basis. Adjustments to the fair value of these assets usually result from the application of lower of cost or market accounting or write-downs of individual assets. The Company used the following methods and significant assumptions to estimate fair value for these financial assets.
There were no transfers into or out of Level 3 during the three and nine months ended September 30, 2024 and 2023.
Individually Evaluated Loans
Loans individually evaluated for credit expected losses include nonaccrual loans and other loans that do not share similar risk characteristics to loans in the CECL loan pools, which have been classified as Level 3. Individually evaluated loans with an allocation to the ACL are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for credit losses on the unaudited condensed consolidated statements of operations.
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
Changes in the fair value of individually evaluated loans still held and considered in the determination of the provision for credit losses were increases due to the acquired of $5.1 million and $4.7 million for the three and nine months ended

September 30, 2024, respectively, compared to a decline of $224 thousand and an increase of $286 thousand for the three and nine months ended September 30, 2023, respectively.
Other Real Estate Owned
OREO property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, OREO is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. The Company had OREO of $138 thousand at September 30, 2024 acquired in the Merger, which there have been no subsequent write-downs. The Company had no OREO balances at December 31, 2023.
Mortgage Servicing Rights
MSRs are evaluated for impairment by comparing the carrying value to the fair value, which is determined through a DCF valuation. To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment. Fair value adjustments on the MSRs only occurs if there is an impairment charge. At September 30, 2024, the MSR impairment reserve was $50 thousand. There was no MSR impairment reserve at December 31, 2023. For both the three and nine months ended September 30, 2024, there was an impairment valuation allowance adjustment of $50 thousand in mortgage banking activities on the unaudited consolidated statements of operations. For the three and nine months ended September 30, 2023, there were no impairment valuation allowance adjustments in mortgage banking activities on the unaudited consolidated statements of operations.
The following table summarizes assets measured at fair value on a nonrecurring basis at September 30, 2024 and December 31, 2023:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
September 30, 2024
Individually Evaluated Loans
Commercial real estate:
Owner occupied	$—	$—	$1,038	$1,038
Multi-family	—	—	762	762
Acquisition and development:
Commercial and land development	—	—	1,236	1,236
Commercial and industrial	—	—	846	846
Residential mortgage:
First lien	—	—	455	455
Home equity - lines of credit	—	—	39	39
Installment and other loans	—	—	3	3
Total individually evaluated loans	$—	$—	$4,379	$4,379

Mortgage servicing rights	$—	$—	$305	$305

December 31, 2023
Individually Evaluated Loans
Commercial real estate:
Owner occupied	$—	$—	$75	$75
Commercial and industrial	—	—	164	164
Residential mortgage:
First lien	—	—	219	219
Home equity - lines of credit	—	—	56	56
Total individually evaluated loans	$—	$—	$514	$514

The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
September 30, 2024
Individually evaluated loans	$4,379	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 25% discount
			- Management adjustments for liquidation expenses	6.78% - 12.30% discount
Mortgage servicing rights	$305	Discounted cash flows	Weighted average CPR	10.01%
			- Weighted average discount rate	6.60%

December 31, 2023
Individually evaluated loans	$514	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 70% discount
			- Management adjustments for liquidation expenses	3.30% - 12.30% discount

Fair values of financial instruments
GAAP requires disclosure of the fair value of financial assets and liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents carrying amounts and estimated fair values of the financial assets and liabilities at September 30, 2024 and December 31, 2023:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2024
Financial Assets
Cash and due from banks	$65,064	$65,064	$65,064	$—	$—
Interest-bearing deposits with banks	171,716	171,716	171,716	—	—
Restricted investments in bank stock	20,247	n/a	n/a	n/a	n/a
Investment securities	826,828	826,828	18,571	790,158	18,099
Loans held for sale	3,561	3,561	—	3,561	—
Loans, net of allowance for credit losses	3,931,807	3,873,542	—	—	3,873,542
Derivatives	14,467	14,467	—	14,349	118
Accrued interest receivable	20,562	20,562	—	5,391	15,171
Financial Liabilities
Deposits	4,650,853	4,649,844	—	4,649,844	—
Securities sold under agreements to repurchase and federal funds purchased	21,932	21,932	—	21,932	—
FHLB advances and other borrowings	115,378	115,286	—	115,286	—
Subordinated notes and trust preferred debt	68,510	67,364	—	67,364	—
Derivatives	17,828	17,828	—	17,828	—
Accrued interest payable	3,591	3,591	—	3,591	—
Off-balance sheet instruments	—	—	—	—	—

December 31, 2023
Financial Assets
Cash and due from banks	$32,586	$32,586	$32,586	$—	$—
Interest-bearing deposits with banks	32,575	32,575	32,575	—	—
Restricted investments in bank stock	11,992	n/a	n/a	n/a	n/a
Investment securities	513,519	513,519	17,966	467,700	27,853
Loans held for sale	5,816	5,816	—	5,816	—
Loans, net of allowance for loan losses	2,269,611	2,159,745	—	—	2,159,745
Derivatives	11,383	11,383	—	11,328	55
Accrued interest receivable	13,630	13,630	—	4,987	8,643
Financial Liabilities
Deposits	2,558,814	2,555,904	—	2,555,904	—
Securities sold under agreements to repurchase	9,785	9,785	—	9,785	—
FHLB advances and other borrowings	137,500	137,500	—	137,500	—
Subordinated notes	32,093	29,887	—	29,887	—
Derivatives	13,464	13,464	—	13,464	—
Accrued interest payable	2,560	2,560	—	2,560	—
Off-balance sheet instruments	—	—	—	—	—
In accordance with the Company's adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the methods utilized to measure the fair value of financial instruments at September 30, 2024 and December 31, 2023 represent an approximation of exit price; however, an actual exit price may differ.

NOTE 17. CONTINGENCIES
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of Orrstown and should be read in conjunction with the preceding unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, as well as with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, included in our Annual Report on Form 10-K filed with the SEC on March 14, 2024. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated. All dollar amounts presented in the tables, except per share amounts, are in thousands.
Overview
The Company, headquartered in Harrisburg, Pennsylvania, is a one-bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiary, the Bank. At September 30, 2024, the Company had total assets of $5.5 billion, total liabilities of $5.0 billion and total shareholders’ equity of $516.2 million.
The Company acquired Codorus Valley and its wholly-owned bank subsidiary PeoplesBank, A Codorus Valley Company on July 1, 2024. The merger and acquisition method of accounting was used to account for the transaction with the Company as the acquirer. The Company recorded the assets and liabilities of Codorus Valley at their respective fair values as of July 1, 2024. The transaction was valued at $233.4 million and expanded the Bank’s footprint into the York, Pennsylvania market while increasing its market penetration in its existing markets.
For the three months ended September 30, 2024 and 2023, the Company had a net loss of $7.9 million and net income of $9.0 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company had net income of $8.4 million and $28.0 million, respectively. Diluted loss per share was $0.41 and diluted earnings per share was $0.87 for the three months ended September 30, 2024 and 2023, respectively. Diluted earnings per share was $0.62 and $2.68 for the nine months ended September 30, 2024 and 2023, respectively. For the three and nine months ended September 30, 2024, the Company incurred merger-related expenses of $17.0 million and $18.8 million, respectively. In addition, the three months ended September 30, 2024 included non-recurring charges of $15.5 million for the provision for credit losses on acquired non-PCD loans and $4.8 million for the retirement of an executive.
Cautionary Note About Forward-Looking Statements
Certain statements appearing herein, which are not historical in nature, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications, from time to time, that contain such statements. Such forward-looking statements reflect the current views of the Company's management with respect to, among other things, future events and the Company's financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “forecast,” “goal,” “target,” “would” and “outlook,” or the negative variations of those words or other comparable words of a future or forward-looking nature. Forward-looking statements are statements that include projections, predictions, expectations, estimates or beliefs about events or results or otherwise are not statements of historical facts, many of which, by their nature, are inherently uncertain and beyond the Company's control, and include, but are not limited to, statements related to new business development, new loan opportunities, growth in the balance sheet and fee-based revenue lines of business, merger and acquisition activity, cost savings initiatives, reducing risk assets, and mitigating losses in the future. Accordingly, the Company cautions you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements and there can be no assurances that the Company will achieve the desired level of new business development and new loans, growth in the balance sheet and fee-based revenue lines of business, cost savings initiatives, and continued reductions in risk assets or mitigate losses in the future. Factors which could cause the actual results to differ from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general economic conditions (including inflation and concerns about liquidity) on a national basis or in the local markets in which the Company operates; ineffectiveness of the Company's strategic growth plan due to changes in current or future market conditions; changes in interest rates; the diversion of management's attention from ongoing business operations and opportunities; the effects of competition and how it may impact our community banking model, including industry consolidation and development of competing financial products and services; changes in consumer behavior due to changing political, business and economic conditions, or legislative or regulatory initiatives; changes in laws and regulations; changes in credit quality; inability to raise capital, if necessary, under favorable conditions; volatility in the securities markets; the demand for our products and services; deteriorating economic conditions; geopolitical tensions; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; expenses associated with litigation and legal proceedings; the possibility that the anticipated benefits of the merger with Codorus Valley (the “Merger”) are not realized when expected or at all; the possibility that the Merger may be more expensive to complete and integrate than anticipated; the possibility that revenues following the Merger may be lower than expected; potential adverse reactions or changes to business or employee relationships, including those resulting from the completion of the Merger; the ability to complete the integration of the two companies successfully; the dilution caused by the Company’s issuance of additional shares of its capital stock in connection with the Merger; and other risks and uncertainties, including those detailed in our Annual Report on Form 10-K for the year ended December 31, 2023, and our Quarterly Reports on Form 10-Q under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other filings made with the SEC. The statements are valid only as of the date hereof and we disclaim any obligation to update this information.
Economic Climate, Inflation and Interest Rates
Preliminary real GDP was 2.8% on an annualized basis for the third quarter of 2024, which was a decrease from 3.0% for the second quarter of 2024 and a decrease from 4.9% during the third quarter of 2023. The decline from the second quarter of 2024 was due to a decrease in residential fixed investment, including residential structures and equipment, and private inventory investment. Fluctuations in real GDP in recent periods, due to inflation, credit conditions and geopolitical tensions, continue to create uncertainty in the current economic environment. The personal consumption expenditures ("PCE") price index increased by 1.5% in the third quarter of 2024 compared to an increase of 2.5% for second quarter of 2024 and 2.9% for the third quarter of 2023. Excluding food and energy prices, the PCE price index increased by 2.2% in the third quarter of 2024 compared to 2.8% in the second quarter of 2024 and 2.4% in the third quarter of 2023.
The national unemployment rate was 4.1% in both October and June 2024 compared to 3.8% in September 2023. Within the Company's geographic footprint, the unemployment rate in Pennsylvania was 3.4% in September 2024 and 2023. The unemployment rate increased in Maryland from 1.6% in September 2023 to 2.9% in September 2024; however, it remains significantly below the national level. These state-wide unemployment rates are consistent with those experienced by the counties in which the Company operates branches and other corporate offices. There were notable job gains nationally in healthcare, construction and government during the third quarter of 2024.
At September 30, 2024, the 10-year Treasury bond yield was 3.81%, a decrease from 3.88% at December 31, 2023 and 4.59% at September 30, 2023 which was attributed to the FOMC's decision to reduce the Federal Funds rate by 50 basis points in September 2024. The decrease was based on the progress towards the FOMC's 2.0% inflation target and the unemployment rate remaining low despite recent slowing in job gains.
The majority of the assets and liabilities of a financial institution are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an impact on the Company, particularly with respect to the growth of total assets and noninterest expenses, which tend to rise during periods of general inflation. Risks also exist due to supply and demand imbalances, employment shortages, the interest rate environment, and geopolitical tensions. It is possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loans and the fair value of financial instruments that are carried at fair value.
Critical Accounting Estimates
The Company’s accounting and reporting policies are in accordance with GAAP and follow accounting and reporting guidelines prescribed by bank regulatory authorities and general practices within the financial services industry in which it operates. Our financial position and results of operations are affected by management's application of accounting policies, including estimates, and assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the balance sheet date and through the date the financial statements are filed with the SEC. Different assumptions in the application of these policies could result in material changes in the consolidated financial position and/or consolidated results of operations and related disclosures. The more critical accounting estimates include accounting for credit losses, income tax methodologies and accounting for business combinations.
Business Combinations
The Company accounts for its mergers and acquisitions using the acquisition method of accounting under the provisions of the FASB ASC Topic 805, Business Combinations. Under ASC 805, the assets acquired, including identified intangible assets such as core deposit intangibles and customer list intangibles, and liabilities assumed in a business combination are recognized at their acquisition-date fair value, while transaction costs and restructuring costs associated with the business combination are expensed as incurred. The excess of the merger consideration over the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill.
The valuations are based upon management’s assumptions of future growth rates, future attrition, discount rates and other relevant factors, which involves a significant level of estimation and uncertainty. In addition, management engaged independent third-party specialists to assist in the development of the fair values of the acquired assets and assumed liabilities. The preliminary estimates of fair values may be adjusted for a period of time subsequent to the acquisition date if new information is obtained about facts and circumstances that existed as of the merger date that, if known, would have affected the measurement of the amounts recognized as of that date. Adjustments would be recorded to goodwill during the current reporting period. Examples of the impacted acquired loans and assumed liabilities includes loans, deposits, identifiable intangible assets, borrowings and certain other assets and liabilities.
For acquired loans at the merger date, management evaluated and classified loans based upon whether the loans had experienced a more-than-insignificant amount of credit deteriorating since origination. To determine the fair value of the loans, significant estimates and assumptions were applied, including projected cash flows, discount rates, repayment speeds, credit loss severity rates, default rates and realizable collateral values. At acquisition, the allowance on PCD loans is booked directly to the ACL using the Company’s existing ACL methodology, but there is no initial impact to net income. Subsequent to acquisition, future changes in estimates of expected credit losses on PCD loans are recognized as provision expense (or reversal of provision expense). The ACL for non-PCD loans is recognized as a provision for credit losses in the same reporting period as the business acquisition, using the Company’s existing ACL methodology.
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

RESULTS OF OPERATIONS
Three months ended September 30, 2024 compared with three months ended September 30, 2023
Summary
Net loss totaled $7.9 million for the three months ended September 30, 2024 compared to net income of $9.0 million for the same period in 2023. Diluted loss per share for the three months ended September 30, 2024 totaled $0.41 compared to diluted earnings per share of $0.87 for the three months ended September 30, 2023. For the three months ended September 30, 2024, the Company incurred merger-related expenses of $17.0 million, provision for credit losses on acquired non-PCD loans of $15.5 million and retirement expenses for one executive of $4.8 million, which were included in non-interest expenses of the unaudited condensed consolidated statements of operations. Excluding these non-recurring expenses, net income and diluted earnings per share totaled $21.4 million and $1.11, respectively, for the three months ended September 30, 2024.
Net interest income totaled $51.7 million for the three months ended September 30, 2024 compared to $26.2 million for the three months ended September 30, 2023.
The provision for credit losses on loans and off-balance sheet reserves totaled $13.7 million and $136 thousand for the three months ended September 30, 2024 and 2023, respectively.
Noninterest income totaled $12.4 million for the three months ended September 30, 2024 compared to $5.9 million for the three months ended September 30, 2023. There was an increase of $6.5 million during the third quarter of 2024 primarily due to higher wealth management income of $2.2 million and increases in service charges and interchange income totaling $1.9 million.
Noninterest expenses totaled $60.3 million for the three months ended September 30, 2024 compared to $20.4 million for the three months ended September 30, 2023. The increase of $39.9 million includes non-recurring expenses of $21.7 million and an increase of $2.2 million in intangible asset amortization. The remainder of the increase is across several line items primarily due to the Merger.
Income tax benefit was $2.0 million and income tax expense was $2.5 million for the three months ended September 30, 2024 and 2023, respectively. The Company's effective tax rate was 20.1% for the three months ended September 30, 2024 compared to 21.9% for the three months ended September 30, 2023.
Net Interest Income
Net interest income increased by $25.5 million from $26.2 million for the three months ended September 30, 2023 to $51.7 million for the three months ended September 30, 2024. Interest income on loans increased by $37.9 million, from $32.7 million for the three months ended September 30, 2023 to $70.6 million for the three months ended September 30, 2024. Interest income on investment securities increased by $4.6 million, from $5.3 million for the three months ended September 30, 2023 to $9.9 million for the three months ended September 30, 2024. Total interest expense increased by $18.8 million from $12.5 million for the three months ended September 30, 2023 to $31.3 million for the three months ended September 30, 2024. Interest expense on deposits increased by $18.0 million from $10.6 million for the three months ended September 30, 2023 to $28.6 million for the three months ended September 30, 2024. Interest expense on borrowings increased by $797 thousand to $2.7 million for the three months ended September 30, 2024 compared to $1.9 million for the three months ended September 30, 2023.

The following table presents net interest income, net interest spread and net interest margin for the three months ended September 30, 2024 and 2023 on a taxable-equivalent basis:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$184,465	$2,452	5.29%	$57,778	$633	4.35%
Investment securities (1)(2)	849,700	10,123	4.77	521,234	5,548	4.26
Loans (1)(3)(4)	3,989,259	70,849	7.07	2,256,727	32,878	5.78
Total interest-earning assets	5,023,424	83,424	6.61	2,835,739	39,059	5.47
Other assets	491,719			200,447
Total	$5,515,143			$3,036,186
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$2,554,743	16,165	2.52	$1,541,728	7,476	1.92
Savings deposits	283,337	148	0.21	190,817	164	0.34
Time deposits	1,014,628	12,290	4.82	357,194	2,942	3.27
Total interest-bearing deposits	3,852,708	28,603	2.95	2,089,739	10,582	2.01
Securities sold under agreements to repurchase and federal funds purchased	23,075	96	1.66	15,006	31	0.83
FHLB advances and other borrowings	115,388	1,154	3.98	128,131	1,354	4.19
Subordinated notes and trust preferred debt	68,399	1,437	8.36	32,066	505	6.29
Total interest-bearing liabilities	4,059,570	31,290	3.07	2,264,942	12,472	2.19
Noninterest-bearing demand deposits	807,886			468,628
Other liabilities	110,017			54,353
Total liabilities	4,977,473			2,787,923
Shareholders’ equity	537,670			248,263
Total	$5,515,143			$3,036,186
Taxable-equivalent net interest income / net interest spread		52,134	3.55%		26,587	3.29%
Taxable-equivalent net interest margin			4.14%			3.73%
Taxable-equivalent adjustment		(437)			(368)
Net interest income		$51,697			$26,219

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balance of investment securities is computed at fair value.
(3)	Average balances include nonaccrual loans.
(4)	Interest income on loans includes prepayment and late fees, where applicable.

Net interest income on a taxable-equivalent basis increased by $25.5 million to $52.1 million for the three months ended September 30, 2024 from $26.6 million for the three months ended September 30, 2023. The Company's net interest spread increased by 26 basis points from 3.29% for the three months ended September 30, 2023 to 3.55% for the three months ended September 30, 2024.
Taxable-equivalent net interest margin increased by 41 basis points to 4.14% for the three months ended September 30, 2024 from 3.73% for the three months ended September 30, 2023. The taxable-equivalent yield on interest-earning assets increased by 114 basis points from 5.47% for the three months ended September 30, 2023 to 6.61% for the three months ended September 30, 2024, due primarily to the accretion recognized on fair value marks to loans and securities assumed in the Merger. This increase in yield on interest earning assets was partially offset by an increase of 88 basis points in the cost of interest-bearing liabilities from 2.19% to 3.07% due primarily to increased funding costs on deposits from higher market interest rates and competitive pressures and an increase in the interest rate on Orrstown Financial Services, Inc.'s subordinated notes, which converted from a fixed rate to a floating rate on December 30, 2023.
Average loans increased by $1.7 billion to $4.0 billion for the three months ended September 30, 2024 compared to $2.3 billion for the three months ended September 30, 2023. Average investment securities increased by $328.5 million from $521.2 million for the three months ended September 30, 2023 to $849.7 million for the three months ended September 30, 2024. Average interest-bearing liabilities increased by $1.8 billion to $4.1 billion for the three months ended September 30, 2024 from $2.3 billion for the three months ended September 30, 2023.
The yield on loans increased by 129 basis points to 7.07% for the three months ended September 30, 2024 compared to 5.78% for the three months ended September 30, 2023. Taxable-equivalent interest income earned on loans increased by $38.0 million due to the larger loan portfolio from the Merger as well as higher interest rates. Accretion income on loans was $7.3 million for the three months ended September 30, 2024 as compared to $149 thousand for the three months ended September 30, 2023.
The average balance of commercial loans increased by $1.4 billion to $3.2 billion for the three months ended September 30, 2024 from $1.8 billion the three months ended September 30, 2023. Average residential mortgage loans increased by $203.6 million from $251.4 million during the three months ended September 30, 2023 to $455.0 million during the three months ended September 30, 2024. Average home equity loans increased by $110.1 million from $191.4 million for the three months ended September 30, 2023 to $301.5 million for the three months ended September 30, 2024. Average installment and other consumer loans increased by $14.5 million from $19.7 million for the three months ended September 30, 2023 to $34.2 million for the three months ended September 30, 2024.
Accretion of purchase accounting adjustments on loans included in interest income was $7.3 million and $149 thousand for the three months ended September 30, 2024 and 2023, respectively. The increase in accretion was due to recognition of fair value marks from the Merger. Accelerated accretion totaled $2.2 million and $30 thousand for the three months ended September 30, 2024 and 2023, respectively. Prepayment fee income on loans increased from $353 thousand for the three months ended September 30, 2023 to $620 thousand for the three months ended September 30, 2024.
Interest income on investment securities on a tax-equivalent basis increased by $4.6 million to $10.1 million for the three months ended September 30, 2024 from $5.5 million for the three months ended September 30, 2023, with the taxable equivalent yield increasing from 4.26% for the three months ended September 30, 2023 to 4.77% for the three months ended September 30, 2024. The 51 basis point increase primarily reflected the impact from the higher interest rates as well as the recognition of discounts recorded on securities assumed from the Merger. Accretion on acquired investment securities was $870 thousand for the three months ended September 30, 2024. The average balance of investment securities increased by $328.5 million to $849.7 million for the three months ended September 30, 2024 from $521.2 million for the three months ended September 30, 2023 due primarily to the Merger.
Interest income on federal funds sold and interest-bearing bank balances on a tax-equivalent basis increased by $1.8 million to $2.5 million for the three months ended September 30, 2024 from $633 thousand for the three months ended September 30, 2023. The average balance of federal funds sold and interest-bearing bank balances increased by $126.7 million from $57.8 million for the three months ended September 30, 2023 to $184.5 million. The Federal Funds rate had remained unchanged from the prior rate increase of 25 basis points in July 2023 until the FOMC cut the Federal Fund rate by 50 basis points in September 2024.
Interest expense on interest-bearing liabilities increased by $18.8 million from $12.5 million for the three months ended September 30, 2023 to $31.3 million for the three months ended September 30, 2024. The cost of interest-bearing liabilities increased by 88 basis points from 2.19% for the three months ended September 30, 2023 to 3.07% for the three months ended September 30, 2024 as funding costs increased due to higher market interest rates and competitive pressures on deposit pricing. The average balance of interest-bearing deposits increased by $1.8 billion to $3.9 billion for the three months ended September 30, 2024 from $2.1 billion for the three months ended September 30, 2023. For the three months ended September 30, 2024, average interest-bearing demand deposits increased by $1.0 billion, average time deposits increased by $657.4 million and average saving deposits increased by $92.5 million compared to the prior period. Amortization of fair value marks on acquired time deposits was $1.4 million for the three months ended September 30, 2024.
Interest expense on borrowings was $2.7 million for the three months ended September 30, 2024 compared to $1.9 million for the three months ended September 30, 2023. The cost of borrowings increased by 88 basis points to 5.17% for the three months ended September 30, 2024 from 4.29% for the three months ended September 30, 2023. Average borrowings increased by $31.7 million from $175.2 million for the three months ended September 30, 2023 to $206.9 million for the three months ended September 30, 2024, which included average subordinated debt and trust preferred debt of $68.4 million for the three months ended September 30, 2024, an increase of $36.3 million, from an average of $32.1 million for the three months ended September 30, 2023. This increase is due to the assumed subordinated debt of $31.0 million and trust preferred debt of $10.3 million from the Merger, net of fair value marks. The interest rate increased on Orrstown Financial Services, Inc.'s outstanding subordinated notes of $32.5 million, which converted from a fixed rate of 6.00% to a floating rate of 8.77% on December 30, 2023. The subordinated notes from the Merger have a fixed rate of interest equal to 4.50% until December 30, 2025. The trust preferred debt has a variable rate of three-month CME term SOFR rate, plus a spread adjustment and margin. The contractual interest rate on Orrstown Financial Services, Inc.'s subordinated notes was 8.75% at September 30, 2024. Amortization of fair value marks on acquired borrowings was $152 thousand for the three months ended September 30, 2024.
Provision for Credit Losses
The Company recorded a provision for credit losses of $13.7 million for the three months ended September 30, 2024 compared to $136 thousand for the same period in 2023. For the three months ended September 30, 2024, the provision for credit losses increased primarily due to $15.5 million of reserves on acquired non-PCD loans as a result of the Merger, partially offset by a provision reversal of $1.8 million due to changes in qualitative factors, a change in the peer group utilized for the calculation and a reduction of $434 thousand in the required reserve for unfunded commitments. The change in qualitative factors included a reduction in the Economic Conditions qualitative factor and removal of the Other External Factors qualitative factor. The ACL to total loan ratio was 1.25% at both September 30, 2023 and September 30, 2024. For the three months ended September 30, 2023, the provision for credit losses was driven by an increase in commercial loans and an increase in the Delinquency and Classified Loan Trends qualitative factor for the commercial & industrial and owner-occupied commercial real estate loan classes. The change in this qualitative factor was based on a recent trend of increases in loans downgraded to the special mention risk rating, which is reflected in the provision for credit losses noted above. In addition, the provision for credit losses was impacted by the change in expected loss rates under CECL. Favorable published trends in unemployment and GDP rates impacted the extent of provisioning required in the third quarter of 2023.
Net charge-offs for the three months ended September 30, 2024 totaled $269 thousand compared to net charge-offs of $241 thousand for the three months ended September 30, 2023. Nonaccrual loans were 0.68% of gross loans at September 30, 2024, compared with 0.98% of gross loans at September 30, 2023. Nonaccrual loans increased by $4.8 million from $22.3 million at September 30, 2023 to $27.1 million at September 30, 2024. This reflects $12.8 million of nonaccrual loans assumed in the Merger and additions of $16.2 million at the Bank, mainly consisting of commercial and industrial and commercial real estate loans, partially offset by repayments of $24.0 million.
Additional information is included in the "Credit Risk Management" section herein.

Noninterest Income
The following table compares noninterest income for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		$ Change	% Change
	2024	2023	2024-2023	2024-2023
Service charges on deposit accounts	$1,801	$1,020	$781	76.6%
Interchange income	1,779	963	816	84.7%
Other service charges, commissions and fees	559	240	319	132.9%
Swap fee income	505	255	250	98.0%
Trust and investment management income	3,760	1,853	1,907	102.9%
Brokerage income	1,277	973	304	31.2%
Mortgage banking activities	491	(142)	633	(445.8)%
Income from life insurance	1,289	620	669	107.9%
Other income	654	141	513	363.8%
Investment securities gains	271	2	269	13,450.0%
Total noninterest income	$12,386	$5,925	$6,461	109.0%

Noninterest income increased by $6.5 million from $5.9 million for the three months ended September 30, 2023 to $12.4 million for the three months ended September 30, 2024. The primary driver of the overall increase was the impact of the Merger in the three months ended September 30, 2024. The following were significant components of the change in this line item that did not result from the Merger:
•Wealth management income, which includes trust and investment management income and brokerage income, continues to grow due to strong market performance and growth in managed assets, both organically and through the acquisition of two registered investment advisory firms since September 2023 with total assets under management of $151 million.
•Swap fee income increased by $250 thousand as swap fee income will fluctuate based on market conditions and client demand.
•Mortgage banking income increased by $633 thousand. Mortgage loans sold totaled $10.0 million in the third quarter of 2024 compared to $5.2 million in the third quarter of 2023. In addition, the fair value mark on the mortgage loans held-for-sale increased by $411 thousand from a negative fair value mark of $369 thousand for the three months ended September 30, 2023 to a positive fair value mark of $42 thousand for the three months ended September 30, 2024.
•Other income increased by $513 thousand due primarily to solar tax credits of $349 thousand.
•The gain on investment securities was due to a security redemption and the mark-to-market activity on an equity security.
•Other line items within noninterest income showed fluctuations attributable to normal business operations.

Noninterest Expenses
The following table compares noninterest expenses for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		$ Change	% Change
	2024	2023	2024-2023	2024-2023
Salaries and employee benefits	$27,190	$12,885	$14,305	111.0%
Occupancy	1,818	1,089	729	66.9%
Furniture and equipment	2,515	1,371	1,144	83.4%
Data processing	2,046	1,248	798	63.9%
Automated teller machine and interchange fees	784	314	470	149.7%
Advertising and bank promotions	537	332	205	61.7%
FDIC insurance	862	477	385	80.7%
Professional services	1,119	965	154	16.0%
Directors' compensation	123	199	(76)	(38.2)%
Taxes other than income	503	387	116	30.0%
Intangible asset amortization	2,464	228	2,236	980.7%
Merger-related expenses	16,977	—	16,977	100.0%
Restructuring expenses	257	—	257	—%
Other operating expenses	3,104	952	2,152	226.1%
Total noninterest expenses	$60,299	$20,447	$39,852	194.9%
Noninterest expense increased by $39.9 million from $20.4 million for the three months ended September 30, 2023 to $60.3 million for the three months ended September 30, 2024. The primary driver of the overall increase was the impact of the Merger in the three months ended September 30, 2024. The following were additional significant components of the change in this line item:
•Merger-related expenses totaled $17.0 million, which primarily included employee separation costs, vendor contract terminations and professional fees incurred in connection with the Merger.
•Salaries and employee benefits expense includes a $4.8 million charge associated with the retirement of an executive.
•Data processing expense increased by $798 thousand due to the use of two core processing systems until the system conversion process is completed in the fourth quarter of 2024.
•Intangible asset amortization expense increased by $2.2 million due to the amortization recognized on the core deposit intangible and wealth customer relationship intangible established on July 1, 2024 as a result of the Merger.
•Restructuring expense of $257 thousand was recorded in the three months ended September 30, 2024 due to the announced closure of six branch locations to occur in the fourth quarter of 2024.
•Other operating expenses increased by $2.2 million, partially due to an increase in credit valuation adjustments on derivatives of $780 thousand. The remaining change is attributed to the impact of the merger and normal business operations.
•Other line items within noninterest expenses showed fluctuations attributable to normal business operations.

Income Tax Expense
Income tax benefit totaled $2.0 million, an effective tax rate of 20.1%, for the three months ended September 30, 2024 compared with income tax expense of $2.5 million and an effective tax rate of 21.9% for the three months ended September 30, 2023. The Company’s effective tax rate is less than the 21% federal statutory rate due to interest earned on tax-exempt loans and investment securities, income from life insurance policies and tax credits partially offset by disallowed interest expenses and the impact of nondeductible merger-related costs. The decrease in the effective tax rate from the three months ended September 30, 2023 to the three months ended September 30, 2024 was primarily due to the impact of the Merger and fluctuation in the portion of interest expense disallowed as a deduction against earnings under the Tax Equity and Fiscal Responsibility Act of 1982.

Nine months ended September 30, 2024 compared with nine months ended September 30, 2023
Summary
Net income totaled $8.4 million for the nine months ended September 30, 2024 compared to $28.0 million for the same period in 2023. Diluted earnings per share for the nine months ended September 30, 2024 totaled $0.62 compared to $2.68 for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, the Company incurred merger-related expenses of $18.8 million, provision for credit losses on acquired non-PCD loans of $15.5 million and retirement expenses for one executive of $4.8 million, which were included in non-interest expenses of the unaudited condensed consolidated statements of operations. Excluding these non-recurring expenses, net income and diluted earnings per common share totaled $39.4 million and $2.93, respectively, for the nine months ended September 30, 2024. For the nine months ended September 30, 2023, the Company recorded a gain of $1.2 million from the sale of the Bank's Path Valley branch. See “Supplemental Reporting of Non-GAAP Measures” for additional information.
Net interest income totaled $104.7 million for the nine months ended September 30, 2024 compared to $78.9 million for the nine months ended September 30, 2023.
The provision for credit losses on loans and off-balance sheet reserves totaled $14.8 million and $1.3 million for the nine months ended September 30, 2024 and 2023, respectively.
Noninterest income totaled $26.2 million and $19.2 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of $7.0 million was primarily due to an increase in wealth management income of $3.1 million, increases in service charges and interchange income totaling $1.9 million, an increase in swap fee income of $628 thousand and an increase in mortgage banking income of $870 thousand. These increases were partially offset by the gain of $1.2 million recorded to other income from the sale of the Path Valley branch for the nine months ended September 30, 2023.
Noninterest expenses totaled $105.4 million and $61.5 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of $44.0 million is primarily due to merger-related expenses of $18.8 million and an increase of $2.2 million in intangible asset amortization. The remainder of the increase is across several line items primarily due to the Merger.
Income tax expense totaled $2.3 million and $7.3 million for the nine months ended September 30, 2024 and 2023, respectively. The Company's effective tax rate was 21.6% for the nine months ended September 30, 2024 compared to 20.7% for the nine months ended September 30, 2023 due primarily to the impact of non-deductible merger-related expenses in 2024.
Net Interest Income
Net interest income increased by $25.8 million from $78.9 million for the nine months ended September 30, 2023 to $104.7 million for the nine months ended September 30, 2024. Interest income on loans increased by $49.8 million, from $92.7 million for the nine months ended September 30, 2024 to $142.4 million for the nine months ended September 30, 2024. Interest income on investment securities increased by $5.4 million, from $15.8 million for the nine months ended September 30, 2023 to $21.2 million for the nine months ended September 30, 2024. Total interest expense increased by $33.2 million from $31.0 million for the nine months ended September 30, 2023 to $64.2 million for the nine months ended September 30, 2024. Interest expense on deposits increased by $32.0 million from $25.4 million for the nine months ended September 30, 2023 to $57.4 million for the nine months ended September 30, 2024. Interest expense on borrowings increased by $1.3 million from $5.6 million in the nine months ended September 30, 2023 to $6.9 million for the nine months ended September 30, 2024.

The following table presents net interest income, net interest spread and net interest margin for the nine months ended September 30, 2024 and 2023 on a taxable-equivalent basis:

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$134,136	$5,272	5.25%	$41,861	$1,349	4.31%
Investment securities (1)(2)	636,781	21,931	4.60	524,365	16,523	4.21
Loans (1)(3)(4)(5)	2,878,171	142,921	6.63	2,223,701	93,051	5.59
Total interest-earning assets	3,649,088	170,124	6.23	2,789,927	110,923	5.31
Other assets	298,334			196,694
Total	$3,947,422			$2,986,621
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$1,927,337	35,475	2.46	$1,519,013	18,611	1.64
Savings deposits	206,552	432	0.28	204,832	431	0.28
Time deposits	642,959	21,477	4.46	320,000	6,350	2.65
Total interest-bearing deposits	2,776,848	57,384	2.76	2,043,845	25,392	1.66
Securities sold under agreements to repurchase and federal funds purchased	16,191	148	1.22	14,190	84	0.79
FHLB advances and other borrowings	122,604	3,780	4.12	122,300	3,992	4.36
Subordinated notes and trust preferred debt	44,294	2,925	8.82	32,049	1,513	6.29
Total interest-bearing liabilities	2,959,937	64,237	2.90	2,212,384	30,981	1.87
Noninterest-bearing demand deposits	550,407			480,006
Other liabilities	76,846			52,618
Total liabilities	3,587,190			2,745,008
Shareholders’ equity	360,232			241,613
Total	$3,947,422			$2,986,621
Taxable-equivalent net interest income / net interest spread		105,887	3.33%		79,942	3.44%
Taxable-equivalent net interest margin			3.88%			3.83%
Taxable-equivalent adjustment		(1,206)			(1,054)
Net interest income		$104,681			$78,888

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balance of investment securities is computed at fair value.
(3)	Average balances include nonaccrual loans.
(4)	Interest income on loans includes prepayment and late fees, where applicable.
(5)	Interest income on loans includes interest recovered of $1.6 million from the payoff of a commercial real estate loan on nonaccrual status during the nine months ended September 30, 2024.

Net interest income on a taxable-equivalent basis increased by $25.9 million to $105.9 million for the nine months ended September 30, 2024 from $79.9 million for the nine months ended September 30, 2023. The Company's net interest spread decreased by 11 basis points from 3.44% for the nine months ended September 30, 2023 to 3.33% for the nine months ended September 30, 2024 primarily due to the increase in cost of funds.
Taxable-equivalent net interest margin increased by 5 basis points to 3.88% for the nine months ended September 30, 2024 from 3.83% for the nine months ended September 30, 2023. The recognition of interest income previously applied to principal of $1.6 million from the payoff of a commercial real estate loan on nonaccrual status contributed five basis points to the Company's net interest margin during the nine months ended September 30, 2024. The taxable-equivalent yield on interest-earning assets increased by 92 basis points from 5.31% for the nine months ended September 30, 2023 to 6.23% for the nine months ended September 30, 2024, due primarily to the accretion recognized on fair value marks to loans and securities assumed in the Merger. This increase in yield on interest earning assets was more than offset by the increase of 103 basis points in the cost of interest-bearing liabilities from 1.87% to 2.90% due primarily to increased funding costs on deposits from higher market interest rates and competitive pressures and an increase in the interest rate on Orrstown Financial Services, Inc.'s subordinated notes, which converted from a fixed rate to a floating rate on December 30, 2023.
Average loans increased by $654.5 million to $2.9 billion for the nine months ended September 30, 2024 compared to $2.2 billion for the nine months ended September 30, 2023. Average investment securities increased by $112.4 million from $524.4 million for the nine months ended September 30, 2023 to $636.8 million for the nine months ended September 30, 2024. Average interest-bearing liabilities increased by $747.6 million to $3.0 billion for the nine months ended September 30, 2024 from $2.2 billion for the nine months ended September 30, 2023.
The yield on loans increased by 104 basis points to 6.63% for the nine months ended September 30, 2024 compared to 5.59% for the nine months ended September 30, 2023. Taxable-equivalent interest income earned on loans increased by $49.9 million due to higher interest rates. Accretion income on loans was $7.6 million for the nine months ended September 30, 2024 as compared to $603 thousand for the nine months ended September 30, 2023.
The average balance of commercial loans increased by $516.0 million from $1.8 billion for the nine months ended September 30, 2023 to $2.3 billion for the nine months ended September 30, 2024. Average residential mortgage loans increased by $94.6 million from $240.9 million during the nine months ended September 30, 2023 to $335.5 million during the nine months ended September 30, 2024. Average home equity loans increased by $41.7 million from $188.8 million for the nine months ended September 30, 2023 to $230.5 million for the nine months ended September 30, 2024. Average installment and other consumer loans decreased by $2.2 million from $20.5 million for the nine months ended September 30, 2023 to $22.7 million for the nine months ended September 30, 2024.
Accretion of purchase accounting adjustments included in interest income was $7.6 million and $603 thousand for the nine months ended September 30, 2024 and 2023, respectively. The increase in accretion was due to the recognition of fair value marks from the Merger. Accelerated accretion totaled $2.3 million and $212 thousand during the nine months ended September 30, 2024 and 2023, respectively. Prepayment income on commercial loans increased by from $627 thousand for the nine months ended September 30, 2023 to $878 thousand for the nine months ended September 30, 2024.
Interest income on investment securities on a tax-equivalent basis increased by $5.4 million to $21.9 million for the nine months ended September 30, 2024 from $16.5 million for the nine months ended September 30, 2023, with the taxable equivalent yield increasing from 4.21% for the nine months ended September 30, 2023 to 4.60% for the nine months ended September 30, 2024. The 39 basis point increase reflected the impact from the higher interest rates as well as the recognition of discounts recorded on securities assumed from the Merger. Accretion on acquired investment securities was $870 thousand for the nine months ended September 30, 2024. . The average balance of investment securities increased by $112.4 million to $636.8 million for the nine months ended September 30, 2024 from $524.4 million for the nine months ended September 30, 2023 due primarily to the Merger.
Interest income on federal funds sold and interest-bearing bank balances on a tax-equivalent basis increased by $3.9 million to $5.3 million for the nine months ended September 30, 2024 from $1.3 million for the nine months ended September 30, 2023. The average balance of federal funds sold and interest-bearing bank balances increased by $92.2 million from $41.9 million for the nine months ended September 30, 2023 to $134.1 million for the nine months ended September 30, 2024. The Federal Funds rate had remained unchanged from the prior rate increase of 25 basis points in July 2023 until the FOMC cut the Federal Fund rate by 50 basis points in September 2024.
Interest expense on interest-bearing liabilities increased by $33.2 million from $31.0 million for the nine months ended September 30, 2023 to $64.2 million for the nine months ended September 30, 2024. The cost of interest-bearing liabilities increased by 103 basis points from 1.87% for the nine months ended September 30, 2023 to 2.90% for the nine months ended September 30, 2024 as funding costs increased due to higher market interest rates and competitive pressures on deposit pricing.

The average balance of interest-bearing deposits increased by $733.0 million to $2.8 billion for the nine months ended September 30, 2024 from $2.0 billion for the nine months ended September 30, 2023. Average interest-bearing demand deposits increased by $408.3 million, average time deposits increased by $323.0 million and average savings deposits increased by $1.7 million for the nine months ended September 30, 2024 in relation to the comparable prior period. Amortization of fair value marks on acquired time deposits was $1.4 million for the nine months ended September 30, 2024.
Interest expense on borrowings increased by $1.3 million to $6.9 million for the nine months ended September 30, 2024 from $5.6 million for the nine months ended September 30, 2023 as the cost of borrowings increased by 57 basis points to 5.00% for the nine months ended September 30, 2024 from 4.43% for the nine months ended September 30, 2023. Average borrowings increased by $14.5 million from $168.5 million for the nine months ended September 30, 2023 to $183.1 million for the nine months ended September 30, 2024, which included average subordinated debt and trust preferred debt of $44.3 million for the three months ended September 30, 2024, an increase of $12.3 million, from an average of $32.0 million for the three months ended September 30, 2023. The increase is due to the assumed subordinated debt of $31.0 million and trust preferred debt of $10.3 million from the Merger. The interest rate increased on Orrstown Financial Services, Inc.'s outstanding subordinated notes of $32.5 million, which converted from a fixed rate of 6.00% to a floating rate of 8.77% on December 30, 2023. The subordinated notes assumed from the Merger have a fixed rate of interest equal to 4.50% until December 30, 2025. The trust preferred debt has a variable rate of three-month CME term SOFR rate, plus a spread adjustment and margin. The contractual interest rate on Orrstown Financial Services, Inc.'s subordinated notes was 8.75% at September 30, 2024 compared to 6.00% at September 30, 2023. Amortization of fair value marks on acquired borrowings was $152 thousand for the nine months ended September 30, 2024.
Provision for Credit Losses
The Company recorded a provision for credit losses of $14.8 million for the nine months ended September 30, 2024 compared to $1.3 million for the same period in 2023, which included a reversal of the provision for credit losses for off-balance sheet credit exposures of $557 thousand for the nine months ended September 30, 2024. The provision for credit losses increased primarily due to $15.5 million of reserves on acquired non-PCD loans. The ACL to total loan ratio remained at 1.25% at September 30, 2023 and September 30, 2024. The provision expense recorded in the nine months ended September 30, 2023 was due to commercial loan growth, an increase in the Delinquency and Classified Loan Trends qualitative factor for the commercial & industrial and owner-occupied commercial real estate loan classes and an increase in the Economic Conditions qualitative factor for consumer loans and an overall increase in expected loss rates under CECL, which was adopted on January 1, 2023.
Net charge-offs for the nine months ended September 30, 2024 totaled $340 thousand compared to net charge-offs of $587 thousand for the nine months ended September 30, 2023. Nonaccrual loans were 0.68% of gross loans at September 30, 2024, compared with 0.98% of gross loans at September 30, 2023. Nonaccrual loans increased by $4.8 million from $22.3 million at September 30, 2023 to $27.1 million at September 30, 2024. This reflects $12.8 million of nonaccrual loans assumed in the Merger and additions of $16.2 million at the Bank, mainly consisting of commercial and industrial and commercial real estate loans, partially offset by repayments of $24.0 million.
Additional information is included in the "Credit Risk Management" section herein.

Noninterest Income
The following table compares noninterest income for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		$ Change	% Change
	2024	2023	2024-2023	2024-2023
Service charges on deposit accounts	$3,824	$2,966	$858	28.9%
Interchange income	3,651	2,921	730	25.0%
Other service charges, commissions and fees	1,019	702	317	45.2%
Swap fee income	1,079	451	628	139.2%
Trust and investment management income	7,916	5,668	2,248	39.7%
Brokerage income	3,535	2,727	808	29.6%
Mortgage banking activities	1,318	448	870	194.2%
Income from life insurance	2,569	1,855	714	38.5%
Other income	1,023	1,431	(408)	(28.5)%
Investment securities losses	254	(8)	262	3,275.0%
Total noninterest income	$26,188	$19,161	$7,027	36.7%

Noninterest income increased by $7.0 million from $19.2 million for the nine months ended September 30, 2023 to $26.2 million for the nine months ended September 30, 2024. The primary driver of the overall increase was the impact of the Merger in the nine months ended September 30, 2024. The following were significant components of the change in this line item that did not result from the Merger:
•Wealth management income increased by $3.1 million due to strong market performance and growth in managed assets, both organically and through the acquisition of two registered investment advisory firms since September 2023 with total assets under management of $151 million.
•Swap fee income increased by $628 thousand as swap fee income will fluctuate based on market conditions and client demand.
•Mortgage banking income increased by $870 thousand. Mortgage loans sold totaled $33.1 million in the nine months ended September 30, 2024, which included a $7.2 million portfolio sold to another institution in the three months ended March 31, 2024, compared to $19.9 million in the nine months ended September 30, 2023.
•Other income decreased by $408 thousand due primarily to a gain of $1.2 million from the sale of the Bank's Path Valley branch during the second quarter of 2023, partially offset by $349 thousand of solar tax credit income recognized in the nine months ended September 30, 2024.
•The gain on investment securities was due to a security redemption and the mark-to-market activity on an equity security.
•Other line items within noninterest income showed fluctuations attributable to normal business operations.

Noninterest Expenses
The following table compares noninterest expenses for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		$ Change	% Change
	2024	2023	2024-2023	2024-2023
Salaries and employee benefits	$54,137	$38,135	$16,002	42.0%
Occupancy	4,197	3,249	948	29.2%
Furniture and equipment	5,480	3,810	1,670	43.8%
Data processing	4,548	3,666	882	24.1%
Automated teller machine and interchange fees	1,476	920	556	60.4%
Advertising and bank promotions	1,709	1,656	53	3.2%
FDIC insurance	1,722	1,500	222	14.8%
Professional services	2,551	2,203	348	15.8%
Directors' compensation	646	667	(21)	(3.1)%
Taxes other than income	1,046	847	199	23.5%
Intangible asset amortization	2,904	717	2,187	305.0%
Merger-related expenses	18,784	—	18,784	100.0%
Restructuring expenses	257	—	257	—%
Other operating expenses	5,950	4,081	1,869	45.8%
Total noninterest expenses	$105,407	$61,451	$43,956	71.5%
Noninterest expense increased by $44.0 million from $61.5 million for the nine months ended September 30, 2023 to $105.4 million for the nine months ended September 30, 2024. The primary driver of the overall increase was the impact of the Merger in the nine months ended September 30, 2024. The following were additional significant components of the change in this line item:
•Merger-related expenses totaled $18.8 million, which primarily included employee separation costs, vendor contract terminations and professional fees incurred in connection with the Merger.
•Salaries and employee benefits expense includes a $4.8 million charge associated with the retirement of an executive.
•Data processing expense increased by $882 thousand due to the use of two core processing systems until the system conversion process is completed in the fourth quarter of 2024.
•Intangible asset amortization expense increased by $2.2 million due to the amortization recognized on the core deposit intangible and wealth customer relationship intangible established on July 1, 2024 as a result of the Merger.
•Restructuring expense of $257 thousand was recorded in the three months ended September 30, 2024 due to the announced closure of six branch locations to occur in the fourth quarter of 2024.
•Other operating expenses increased by $1.9 million partially due to an increase in credit valuation adjustments on derivatives of $545 thousand. The remaining change is attributed to the impact of the merger and normal business operations.
•Other line items within noninterest expenses showed fluctuations attributable to normal business operations.

Income Tax Expense
Income tax expense totaled $2.3 million, an effective tax rate of 21.6%, for the nine months ended September 30, 2024 compared with $7.3 million and an effective tax rate of 20.7% for the nine months ended September 30, 2023. The Company’s effective tax rate is greater than the 21% federal statutory rate due to disallowed interest expense, state income taxes and nondeductible merger-related expenses partially offset by tax-exempt income, including interest earned on tax-exempt loans and investment securities, income from life insurance policies and tax credits. The increase in the effective tax rate from the nine months ended September 30, 2023 to the nine months ended September 30, 2024 was primarily due to an increase in the portion of interest expense disallowed as a deduction against earnings under the Tax Equity and Fiscal Responsibility Act of 1982, an increase in state taxes as a result of a greater percentage of taxable income earned in a state with a state income tax and the nondeductible merger-related expenses.

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
The Company has established investment policies and an asset/liability management policy to assist in administering its investment portfolio. Decisions to purchase or sell these securities are based on economic conditions and management’s strategy to respond to changes in interest rates, liquidity, pledges to secure deposits and repurchase agreements and other factors while trying to maximize return on the investments. The Company may segregate its investment security portfolio into three categories: “securities available-for-sale,” “trading securities” and “securities held-to-maturity.” At September 30, 2024 and December 31, 2023, management classified the entire investment securities portfolio as AFS, which is accounted for at current market value with non-credit related losses and gains reported in OCI, net of income taxes.
The Company's investment securities portfolio includes debt investments that are subject to varying degrees of credit and market risks, which arise from general market conditions and factors impacting specific industries, as well as news that may impact specific issues. Management monitors its debt securities, using various indicators in determining whether unrealized losses on debt securities are credit related and require an ACL. These indicators include the amount of time the security has been in an unrealized loss position, the cause and extent of the unrealized loss and the credit quality of the issuer and underlying assets. In addition, management assesses whether it is likely the Company will have to sell the investment security prior to recovery, or it expects to be able to hold the investment security until the price recovers. The Company determined that the declines in market value were due to increases in interest rates and market movements, and not due to credit factors. The Company does not intend to sell these securities with unrealized losses and it is more likely than not that the Company will not be required to sell them before recovery of their amortized cost basis, which may be maturity. Therefore, the Company has concluded that the unrealized losses for the AFS securities did not require an ACL at September 30, 2024 and December 31, 2023.
At September 30, 2024, AFS securities totaled $826.8 million, an increase of $313.3 million, from $513.5 million at December 31, 2023. During the nine months ended September 30, 2024, the Company purchased $190.3 million of AFS securities excluding AFS securities acquired in the Merger, which included $188.0 million of agency MBS and CMO securities, $1.5 million of non-agency CMO securities and $788 thousand of investment securities issued by state and political subdivisions. Pursuant to the Merger, the Company acquired AFS securities with a fair value totaling $327.1 million. To align with the Company's investment strategy and to achieve higher yielding results, $162.7 million of the acquired AFS securities were sold, which included $91.5 million of MBS and CMO's, $27.1 million of corporate debt securities, $24.4 million of securities issued by state and political subdivisions and $19.7 million of securities issued by U.S. government agencies. In addition, calls of non-agency CMO securities totaled $18.0 million and there were paydowns of $40.0 million. The balance of investment securities included net unrealized losses of $19.0 million at September 30, 2024 compared to net unrealized losses of $35.6 million at December 31, 2023 for a decrease of $16.7 million. This decrease in net unrealized losses was primarily due to lower treasury rates and narrower credit spreads compared to December 31, 2023. The overall duration of the Company's investment securities portfolio was 4.6 years at September 30, 2024 compared to 4.3 years at December 31, 2023. The Company has sufficient access to liquidity such that management does not believe it would be necessary to sell any of its investment securities at a loss to offset any unexpected deposit outflows. Management believes the structure of the Company's investment security portfolio is appropriately aligned with the rest of the balance sheet to protect against volatile interest rate environments, to provide a source of liquidity and to generate steady earnings.

The following table summarizes the credit ratings and collateral associated with the Company's investment security portfolio, excluding equity securities, at September 30, 2024:

Sector	Portfolio Mix	Amortized Book Value	Fair Value	Credit Enhancement	AAA	AA	A	BBB	NR	Collateral / Guarantee Type
Unsecured ABS	—%	$3,199	$2,975	27%	—%	—%	—%	—%	100%	Unsecured Consumer Debt
Student Loan ABS	1	4,348	4,283	27	—	—	—	—	100	Seasoned Student Loans
Federal Family Education Loan ABS	10	83,199	82,962	11	7	80	—	13	—	Federal Family Education Loan (1)
PACE Loan ABS	—	2,034	1,813	7	100	—	—	—	—	PACE Loans
Non-Agency CMBS	2	13,750	14,045	26	—	—	—	—	100
Non-Agency RMBS	2	16,749	14,212	16	100	—	—	—	—	Reverse Mortgages (2)
Municipal - General Obligation	12	99,779	93,395		11	82	7	—	—
Municipal - Revenue	14	121,130	112,705		—	82	12	—	6
SBA ReRemic	—	2,427	2,409		—	100	—	—	—	SBA Guarantee (3)
Small Business Administration	1	6,632	7,042		—	100	—	—	—	SBA Guarantee (3)
Agency MBS	18	154,058	154,762		—	100	—	—	—	Residential Mortgages (3)
Agency CMO	38	316,385	315,677		—	100	—	—	—
U.S. Treasury securities	2	20,047	18,373		—	100	—	—	—	U.S. Government Guarantee (3)
Corporate debt	—	1,932	1,975		—	—	52	48	—
	100%	$845,669	$826,628		4%	89%	3%	1%	3%

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

The following table presents the loan portfolio, excluding residential LHFS, by segment and class at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Commercial real estate:
Owner occupied	$622,726	$373,757
Non-owner occupied	1,164,501	694,638
Multi-family	276,296	150,675
Non-owner occupied residential	190,786	95,040
Acquisition and development:
1-4 family residential construction	56,383	24,516
Commercial and land development	262,317	115,249
Commercial and industrial	601,469	367,085
Municipal	27,960	9,812
Residential mortgage:
First lien	451,195	266,239
Home equity - term	6,508	5,078
Home equity - lines of credit	303,165	186,450
Installment and other loans	18,131	9,774
	$3,981,437	$2,298,313
Total loans increased by $1.7 billion from December 31, 2023 to September 30, 2024. This increase is due to $1.6 million in loans acquired in the Merger and continued portfolio growth in the commercial loans segment and residential mortgage segment during the nine months ended September 30, 2024.
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

The following table presents the Company’s risk elements and relevant asset quality ratios at September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Nonaccrual loans	$26,927	$25,527
OREO	138	—
Total nonperforming assets	27,065	25,527
FDMs still accruing	9,497	9
Loans past due 90 days or more and still accruing	337	66
Total nonperforming and other risk assets ("total risk assets")	$36,899	$25,602
Loans 30-89 days past due and still accruing	$6,189	$8,111
Asset quality ratios:
Total nonperforming loans to total loans	0.68%	1.11%
Total nonperforming assets to total assets	0.49%	0.83%
Total nonperforming assets to total loans and OREO	0.68%	1.11%
Total risk assets to total loans and OREO	0.93%	1.11%
Total risk assets to total assets	0.67%	0.84%
ACL to total loans	1.25%	1.25%
ACL to nonperforming loans	184.31%	112.44%
ACL to nonperforming loans and FDMs still accruing	136.26%	112.40%
Net charge-offs to total average loans (1)	0.02%	0.03%
(1) Annualized
Nonperforming assets include nonaccrual loans and foreclosed real estate. Risk assets, which include nonperforming assets, FDMs still accruing and loans past due 90 days or more and still accruing, totaled $36.9 million at September 30, 2024, an increase of $11.3 million from $25.6 million at December 31, 2023. Nonaccrual loans increased by $1.4 million from December 31, 2023 to September 30, 2024 due primarily to additions in commercial and commercial real estate loans partially offset by the payoffs of two commercial real estate loans with outstanding balances totaling $15.0 million with no charge-offs recorded on these relationships. Nonaccrual loans totaling $12.8 million were acquired in the Merger. During 2024, the Company had $11.4 million in loan modifications meeting the FDM criteria under ASU 2022-02, which included $6.4 million in acquired loans from the Merger and three new loan modifications during the third quarter of 2024 totaling $5.0 million. There were $1.9 million in FDM loans in nonaccrual status at September 30, 2024.

The following table presents the amortized cost basis of nonaccrual loans, according to loan class, with and without reserves on individually evaluated loans at September 30, 2024 and December 31, 2023. At September 30, 2024, there was a specific reserve of $3 thousand on nonaccrual loans, excluding the ACL recorded on acquired PCD loans from the Merger, compared to $49 thousand at December 31, 2023.

	September 30, 2024				December 31, 2023
	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing
Commercial real estate:
Owner-occupied	$232	$4,905	$5,137	$252	$—	$15,786	$15,786	$—
Non-owner occupied	—	1,420	1,420	—	—	240	240	—
Multi-family	1,000	—	1,000	—	—	1,233	1,233	—
Non-owner occupied residential	—	564	564	—	—	2,572	2,572	—
Acquisition and development:
1-4 family residential construction	—	152	152	—	—	—	—	—
Commercial and land development	3,655	—	3,655	—	—	1,361	1,361	—
Commercial and industrial	2,455	6,605	9,060	—	68	604	672	—
Residential mortgage:
First lien	312	3,912	4,224	63	—	2,309	2,309	66
Home equity – term	37	—	37	22	—	3	3	—
Home equity – lines of credit	—	1,652	1,652	—	—	1,312	1,312	—
Installment and other loans	15	11	26	—	3	36	39	—
Total	$7,706	$19,221	$26,927	$337	$71	$25,456	$25,527	$66
During 2024, two commercial real estate loans on nonaccrual status totaling $15.0 million were paid off.
The following table presents our exposure to relationships that are individually evaluated and the partial charge-offs taken to date and specific reserves established on those relationships at September 30, 2024 and December 31, 2023.

	# of Relationships	Individually Evaluated Loans	Partial Charge-offs to Date	Specific Reserves
September 30, 2024
Relationships greater than $1,000,000	7	$12,688	$—	$3,337
Relationships greater than $500,000 but less than $1,000,000	6	5,019	313	738
Relationships greater than $250,000 but less than $500,000	9	2,971	—	469
Relationships less than $250,000	112	6,417	444	263
	134	$27,095	$757	$4,807
December 31, 2023
Relationships greater than $1,000,000	4	$20,363	$—	$—
Relationships greater than $500,000 but less than $1,000,000	1	616	388	—
Relationships greater than $250,000 but less than $500,000	1	257	—	—
Relationships less than $250,000	78	4,472	214	77
	84	$25,708	$602	$77
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
In its individually evaluated loan analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any reserves that may be needed. The determination of the Company’s charge-offs or specific reserve include an evaluation of the outstanding loan balance and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships at September 30, 2024. However, over time, additional information may result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
Credit Risk Management
Allowance for Credit Losses
The Company maintains the ACL at a level deemed adequate by management for expected credit losses. As disclosed in Note 1, Summary of Significant Accounting Policies, and Note 4, Loans and Allowance for Credit Losses, on January 1, 2023 the Company implemented CECL and increased the ACL with a cumulative-effect adjustment to the ACL of $2.4 million. In addition, the Company recorded a cumulative-effect adjustment to the ACL for off-balance sheet exposures of $100 thousand. The Company’s ACL is calculated quarterly, with any adjustment recorded to the provision for credit losses in the unaudited condensed consolidated statements of operations. A comprehensive analysis of the ACL is performed by the Company on a quarterly basis. Management evaluates the adequacy of the ACL utilizing a defined methodology to determine if it properly addresses the current and expected risks in the loan portfolio, which considers the performance of borrowers and specific evaluation of individually evaluated loans, including historical loss experiences, trends in delinquencies, nonperforming loans and other risk assets, and the qualitative factors. Risk factors are continuously reviewed and adjusted, as needed, by management when conditions support a change. Management believes its approach properly addresses relevant accounting and bank regulatory guidance for loans both collectively and individually evaluated. The results of the comprehensive analysis, including recommended changes, are governed by the Company's Reserve Adequacy Committee and subsequently presented to the Enterprise Risk Management Committee.
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
The following table presents the amortized cost basis of the loan portfolio, by year of origination, loan class and credit quality as of September 30, 2024. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan and payment activity. Residential mortgage and installment and other consumer loans are presented below based on payment performance: performing or nonperforming. During 2024, commercial and land development loans totaling $20.6 million were recharacterized to a permanent commercial real estate class upon the completion of construction or receiving a certificate of occupancy. In addition, 1-4 family residential construction loans totaling $14.9 million were recharacterized to a permanent 1-4 family residential mortgage upon the completion of construction.

	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$30,447	$85,352	$129,668	$114,761	$32,532	$160,478	$6,446	$283	$559,967
Special mention	—	2,688	313	1,348	1,831	6,670	165	—	13,015
Substandard - Non-IEL	110	2,077	17,653	7,597	8,435	8,641	94	—	44,607
Substandard - IEL	—	192	—	896	932	3,117	—	—	5,137
Total owner-occupied loans	$30,557	$90,309	$147,634	$124,602	$43,730	$178,906	$6,705	$283	$622,726
Current period gross charge offs - owner-occupied	$—	$—	$13	$313	$—	$12	$—	$—	$338
continued

	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Non-owner occupied:
Risk rating
Pass	$76,044	$137,520	$194,349	$328,128	$130,201	$262,980	$778	$398	$1,130,398
Special mention	—	10,108	2,981	337	8,858	3,790	—	—	26,074
Substandard - Non-IEL	—	—	1,156	—	—	4,594	—	859	6,609
Substandard - IEL	—	—	—	—	—	1,420	—	—	1,420
Total non-owner occupied loans	$76,044	$147,628	$198,486	$328,465	$139,059	$272,784	$778	$1,257	$1,164,501
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family:
Risk rating
Pass	$6,916	$8,438	$106,885	$59,107	$31,234	$61,297	$75	$—	$273,952
Special mention	—	—	1,107	—	—	—	—	—	1,107
Substandard - Non-IEL	—	—	—	—	—	237	—	—	237
Substandard - IEL	—	—	—	—	—	1,000	—	—	1,000
Total multi-family loans	$6,916	$8,438	$107,992	$59,107	$31,234	$62,534	$75	$—	$276,296
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$7	$—	$—	$7
Non-owner occupied residential:
Risk rating
Pass	$8,894	$23,655	$31,532	$30,155	$19,933	$73,281	$439	$—	$187,889
Special mention	—	—	—	147	43	526	—	—	716
Substandard - Non-IEL	—	—	52	134	—	1,431	—	—	1,617
Substandard - IEL	—	—	391	33	—	140	—	—	564
Total non-owner occupied residential loans	$8,894	$23,655	$31,975	$30,469	$19,976	$75,378	$439	$—	$190,786
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$—	$—	$—	$—	$—	$—
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$32,828	$14,652	$5,175	$1,152	$940	$946	$—	$242	$55,935
Special mention	74	222	—	—	—	—	—	—	296
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	152	—	—	—	—	152
Total 1-4 family residential construction loans	$32,902	$14,874	$5,175	$1,304	$940	$946	$—	$242	$56,383
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and land development:
Risk rating
Pass	$44,312	$71,243	$70,096	$16,594	$19,648	$7,079	$4,964	$8,837	$242,773
Special mention	2,306	2,382	4,372	994	2,123	3,437	—	—	15,614
Substandard - Non-IEL	—	275	—	—	—	—	—	—	275
Substandard - IEL	—	—	3,285	370	—	—	—	—	3,655
Total commercial and land development loans	$46,618	$73,900	$77,753	$17,958	$21,771	$10,516	$4,964	$8,837	$262,317
Current period gross charge offs - commercial and land development	$—	$23	$—	$—	$—	$—	$—	$—	$23
continued

	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial and Industrial:
Risk rating
Pass	$71,366	$93,138	$87,249	$80,565	$28,924	$85,851	$105,250	$4,138	$556,481
Special mention	446	2,153	2,640	245	1,379	1,358	3,041	—	11,262
Substandard - Non-IEL	—	1,382	2,868	7,656	—	3,212	9,548	—	24,666
Substandard - IEL	419	3,486	190	622	2,965	1,364	14	—	9,060
Total commercial and industrial loans	$72,231	$100,159	$92,947	$89,088	$33,268	$91,785	$117,853	$4,138	$601,469
Current period gross charge offs - commercial and industrial	$—	$—	$202	$11	$—	$6	$—	$—	$219
Municipal:
Risk rating
Pass	$227		$10,388	$3,124	$293	$13,928	$—	$—	$27,960
Total municipal loans	$227	$—	$10,388	$3,124	$293	$13,928	$—	$—	$27,960
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential mortgage:
First lien:
Payment performance
Performing	$50,716	$98,953	$105,266	$53,549	$25,783	$111,910	$—	$626	$446,803
Nonperforming	—	312	244	487	116	3,233	—	—	4,392
Total first lien loans	$50,716	$99,265	$105,510	$54,036	$25,899	$115,143	$—	$626	$451,195
Current period gross charge offs - first lien	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity - term:
Payment performance
Performing	$621	$867	$1,075	$209	$478	$3,221	$—	$—	$6,471
Nonperforming	—	—	36	—	—	1	—	—	37
Total home equity - term loans	$621	$867	$1,111	$209	$478	$3,222	$—	$—	$6,508
Current period gross charge offs - home equity - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$225,526	$75,987	$301,513
Nonperforming	—	—	—	—	—	—	1,024	628	1,652
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$226,550	$76,615	$303,165
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$—	$50	$—	$50
Installment and other loans:
Payment performance
Performing	$2,080	$3,595	$2,816	$2,042	$455	$664	$6,436	$17	$18,105
Nonperforming	9	3	—	—	—	14	—	—	26
Total Installment and other loans	$2,089	$3,598	$2,816	$2,042	$455	$678	$6,436	$17	$18,131
Current period gross charge offs - installment and other	$115	$12	$—	$32	$—	$33	$14	$—	$206

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$50,829	$103,192	$69,888	$21,232	$21,251	$62,634	$4,941	$—	$333,967
Special mention	—	—	2,517	1,176	—	1,314	—	—	5,007
Substandard - Non-IEL	—	9,923	—	6,075	—	2,687	312	—	18,997
Substandard - IEL	—	—	—	13,366	—	2,420	—	—	15,786
Total owner-occupied loans	$50,829	$113,115	$72,405	$41,849	$21,251	$69,055	$5,253	$—	$373,757
Current period gross charge offs - owner-occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied:
Risk rating
Pass	$82,879	$102,212	$235,031	$83,652	$63,176	$120,696	$509	$—	$688,155
Special mention	—	—	—	524	—	2,112	—	—	2,636
Substandard - Non-IEL	—	—	—	—	—	2,739	—	868	3,607
Substandard - IEL	—	—	—	—	—	240	—	—	240
Total non-owner occupied loans	$82,879	$102,212	$235,031	$84,176	$63,176	$125,787	$509	$868	$694,638
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family:
Risk rating
Pass	$2,701	$61,805	$28,541	$12,694	$7,437	$33,895	$117	$—	$147,190
Special mention	—	—	—	—	244	2,008	—	—	2,252
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	1,233	—	—	1,233
Total multi-family loans	$2,701	$61,805	$28,541	$12,694	$7,681	$37,136	$117	$—	$150,675
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied residential:
Risk rating
Pass	$10,075	$20,473	$16,947	$7,974	$6,444	$28,319	$1,130	$—	$91,362
Special mention	—	—	—	—	—	731	—	—	731
Substandard - Non-IEL	—	—	—	—	—	375	—	—	375
Substandard - IEL	2	—	192	1,461	—	917	—	—	2,572
Total non-owner occupied residential loans	$10,077	$20,473	$17,139	$9,435	$6,444	$30,342	$1,130	$—	$95,040
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$—	$—	$12	$—	$—	$12
continued

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$18,820	$5,400	$—	$—	$—	$—	$—	$—	$24,220
Special mention	222	—	74	—	—	—	—	—	296
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total 1-4 family residential construction loans	$19,042	$5,400	$74	$—	$—	$—	$—	$—	$24,516
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and land development:
Risk rating
Pass	$28,829	$48,453	$9,847	$9,927	$110	$1,774	$6,574	$6,936	$112,450
Special mention	—	—	—	1,001	—	437	—	—	1,438
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	1,361	—	—	1,361
Total commercial and land development loans	$28,829	$48,453	$9,847	$10,928	$110	$3,572	$6,574	$6,936	$115,249
Current period gross charge offs - commercial and land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial:
Risk rating
Pass	$67,735	$69,670	$67,117	$24,580	$10,753	$20,775	$86,475	$1,522	$348,627
Special mention	—	4,251	4,364	11	552	356	2,258	—	11,792
Substandard - Non-IEL	—	—	4,682	—	5	225	1,082	—	5,994
Substandard - IEL	—	69	—	7	—	455	141	—	672
Total commercial and industrial loans	$67,735	$73,990	$76,163	$24,598	$11,310	$21,811	$89,956	$1,522	$367,085
Current period gross charge offs - commercial and industrial	$—	$161	$106	$—	$—	$8	$473	$—	$748
Municipal:
Risk rating
Pass	$—	$—	$3,403	$—	$—	$6,409	$—	$—	$9,812
Total municipal loans	$—	$—	$3,403	$—	$—	$6,409	$—	$—	$9,812
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential mortgage:
First lien:
Payment performance
Performing	$43,641	$71,311	$34,704	$8,056	$7,465	$97,943	$—	$638	$263,758
Nonperforming	—	—	—	—	120	2,361	—	—	2,481
Total first lien loans	$43,641	$71,311	$34,704	$8,056	$7,585	$100,304	$—	$638	$266,239
Current period gross charge offs - first lien	$—	$—	$—	$—	$—	$58	$—	$—	$58
continued

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Home equity - term:
Payment performance
Performing	$607	$732	$90	$426	$115	$3,105	$—	$—	$5,075
Nonperforming	—	—	—	—	—	3	—	—	3
Total home equity - term loans	$607	$732	$90	$426	$115	$3,108	$—	$—	$5,078
Current period gross charge offs - home equity - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$107,967	$77,171	$185,138
Nonperforming	—	—	—	—	—	—	1,296	16	1,312
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$109,263	$77,187	$186,450
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$—	$40	$—	$40
Installment and other loans:
Payment performance
Performing	$758	$413	$332	$106	$670	$947	$6,500	$—	$9,726
Nonperforming	3	—	—	—	33	12	—	—	48
Total Installment and other loans	$761	$413	$332	$106	$703	$959	$6,500	$—	$9,774
Current period gross charge offs - installment and other	$181	$24	$—	$—	$4	$10	$28	$—	$247

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
Special Mention loans increased by $43.9 million from $24.2 million at December 31, 2023 to $68.1 million at September 30, 2024 due to acquired loans from the Merger of $51.1 million and downgrades at the Bank of $14.2 million, partially offset by repayments, including $8.6 million from two commercial and industrial clients and $3.9 million from two commercial real estate clients.
Classified loans totaled $105.5 million at September 30, 2024, or 2.6% of total loans outstanding, reflecting an increase from $49.0 million, or 2.1% of total loans outstanding, at December 31, 2023.
Non-IEL substandard loans are performing loans, which have characteristics that cause management concern over the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming, or individually evaluated, loans in the future. Generally, management feels that substandard loans that are currently performing and not considered individually evaluated result in some doubt as to the borrower’s ability to continue to perform under the terms of the loan and represent potential problem loans. Non-IEL substandard loans totaled $78.3 million at September 30, 2024, an increase of $49.0 million, compared to $29.3 million at December 31, 2023, due primarily to acquired loans from the Merger of $35.7 million and downgrades at the Bank consisting of two commercial and industrial clients and two commercial real estate clients with loans totaling $7.6 million and $2.6 million, respectively. The Substandard-IEL category increased from $25.7 million at December 31, 2023 to $27.1 million at September 30, 2024, primarily due to acquired loans from the Merger of $12.9 million and downgrades at the Bank totaling $9.4 million consisting of two commercial and industrial clients with loans totaling $6.6 million and two commercial real estate clients with loans totaling $2.7 million, partially offset by repayments including the payoff of loans to three commercial real estate clients with an outstanding balance of $16.4 million and a residential mortgage loan of $1.6 million at December 31, 2023.

The following table presents the activity in the ACL for the three and nine months ended September 30, 2024 and 2023:

	Commercial					Consumer
	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
September 30, 2024
Balance, beginning of period	$18,203	$2,634	$5,652	$161	$26,650	$3,023	$191	$3,214	$—	$29,864
Allowance established for acquired PCD loans	1,321	2,535	1,949	—	5,805	105	10	115	—	5,920
Provision for credit losses	11,103	1,809	(955)	110	12,067	1,773	275	2,048	—	14,115
Charge-offs	(333)	—	(159)	—	(492)	—	(88)	(88)	—	(580)
Recoveries	4	12	164	—	180	54	77	131	—	311
Balance, end of period	$30,298	$6,990	$6,651	$271	$44,210	$4,955	$465	$5,420	$—	$49,630
September 30, 2023
Balance, beginning of period	$16,996	$2,767	$5,854	$167	$25,784	$2,307	$292	$2,599	$—	$28,383
Provision for loan losses	(173)	125	(62)	(11)	(121)	239	18	257	—	136
Charge-offs	—	—	(267)	—	(267)	—	(75)	(75)	—	(342)
Recoveries	17	1	33	—	51	31	19	50	—	101
Balance, end of period	$16,840	$2,893	$5,558	$156	$25,447	$2,577	$254	$2,831	$—	$28,278
Nine Months Ended
September 30, 2024
Balance, beginning of period	$17,873	$2,241	$5,806	$157	$26,077	$2,424	$201	$2,625	$—	$28,702
Allowance established for acquired PCD loans	1,321	2,535	1,949	—	5,805	105	10	115	—	5,920
Provision for credit losses	11,417	2,223	(1,149)	114	12,605	2,410	333	2,743	—	15,348
Charge-offs	(345)	(23)	(219)	—	(587)	(50)	(206)	(256)	—	(843)
Recoveries	32	14	264	—	310	66	127	193	—	503
Balance, end of period	$30,298	$6,990	$6,651	$271	$44,210	$4,955	$465	$5,420	$—	$49,630
September 30, 2023
Balance, beginning of period	$13,558	$3,214	$4,505	$24	$21,301	$3,444	$188	$3,632	$245	$25,178
Impact of adopting CECL	2,857	(214)	928	169	3,740	(1,121)	49	(1,072)	(245)	2,423
Provision for loan losses	335	(111)	790	(37)	977	163	124	287	—	1,264
Charge-offs	(12)	—	(748)	—	(760)	(98)	(198)	(296)	—	(1,056)
Recoveries	102	4	83	—	189	189	91	280	—	469
Balance, end of period	$16,840	$2,893	$5,558	$156	$25,447	$2,577	$254	$2,831	$—	$28,278
The ACL totaled $49.6 million at September 30, 2024, an increase of $20.9 million from December 31, 2023, resulting primarily from the provision for credit losses on non-PCD loans of $15.5 million related to the Merger, the allowance for credit losses on PCD loans from the Merger of $5.9 million, other provision for credit losses of $15,348 thousand and net charge-offs of $340 thousand during the nine months ended September 30, 2024. The ACL as a percentage of the total loan portfolio was 1.25% at both September 30, 2024 and September 30, 2023.
For the nine months ended September 30, 2023, the provision for credit losses was driven by the increase in commercial loans, the increase in the loss reserve rates under the CECL methodology and an increase in the Delinquency and Classified Loan Trends qualitative factor for the commercial & industrial and owner-occupied commercial real estate loan classes.
The Company takes partial charge-offs on collateral-dependent loans when the carrying value exceeds the estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. Specific reserves remain in place if updated appraisals are pending and represent management's estimate of potential loss. In addition to the specific reserve allocations on individually evaluated loans noted previously, 11 loans, with aggregate outstanding principal balances of $1.2 million, had cumulative partial charge-offs to the ACL totaling $757 thousand through September 30, 2024. As updated appraisals are received on collateral-dependent loans, partial charge-offs are taken to the extent the loans’ principal balance exceeds their fair value.
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
Deposits
Total deposits increased by $2.1 billion to $4.7 billion at September 30, 2024 from $2.6 billion at December 31, 2023, which included $1.9 billion in deposits assumed from the Merger. Money market deposits increased by $718.4 million, time deposits increased by $600.4 million, non-interest bearing demand deposits increased by $384.4 million, interest-bearing demand deposits increased by $285.4 million and savings deposits increased by $103.4 million. These increases were primarily attributable to the Merger. Interest-bearing demand deposits can fluctuate based on seasonal public funds activity. The increase in time deposits also reflected promotional offerings of up to 18-month terms. At September 30, 2024, deposits that are uninsured and not collateralized totaled $692.6 million, or 15% of total deposits, compared to $442.7 million, or 17% of total deposits, at December 31, 2023.
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
FHLB advances and other borrowings decreased by $22.5 million to $115.0 million at September 30, 2024 compared to $137.5 million at December 31, 2023. The Bank repaid overnight borrowings during the first quarter of 2024 based on available liquidity from deposits.
In December 2018, the Company issued unsecured subordinated notes payable totaling $32.5 million, which mature on December 30, 2028, and the proceeds of which were designated for general corporate use, including funding of cash consideration for mergers and acquisitions. The subordinated notes had a fixed interest rate of 6.0% through December 30, 2023, which then converted to a variable rate, three-month CME term SOFR rate plus 3.16%, through maturity. At September 30, 2024, the contractual interest rate on the subordinated debt was 8.75%.
The Company assumed unsecured subordinated notes of $31.0 million from the Merger. The subordinated notes have a fixed rate of interest equal to 4.50% until December 30, 2025. After that term, the variable rate of interest is equal to the three-month CME term SOFR rate plus 4.04%. The Company also assumed junior subordinated trust preferred debt of $10.3 million from the Merger, which have variable rates of three-month CME term SOFR rate, plus a spread adjustment of 0.26161% and an additional margin adjustment.
See Note 10, Short-Term Borrowings, Note 11, Long-Term Borrowings and Note 12, Subordinated Notes and Trust Preferred Debt, to the unaudited condensed consolidated financial statements under Part I, Item 1, "Financial Information," for a description and terms of the Company’s borrowings and access to alternative sources of liquidity.
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

Shareholders’ equity totaled $516.2 million at September 30, 2024, an increase of $251.2 million from $265.1 million at December 31, 2023. The increase was primarily attributable to the issuance of common stock of $233.4 million to acquire Codorus Valley, other comprehensive income of $12.6 million, net income of $8.4 million and the issuance of treasury shares for share-based compensation which reduced treasury stock by $5.5 million, partially offset by dividends paid of $8.7 million and for the nine months ended September 30, 2024. Other comprehensive income included an after-tax increase of $12.8 million from net unrealized gains on investment securities, partially offset by $249 thousand in net unrealized losses from cash flow hedges. For the nine months ended September 30, 2024, total comprehensive income totaled $21.0 million, a decrease of $2.6 million, from total comprehensive income of $23.6 million for the same period in 2023 due primarily to a decrease in net income of $19.7 million and an increase in after-tax net unrealized losses on cash flow hedges of $2.5 million, partially offset by a decline in after-tax net unrealized losses on investment securities of $19.5 million between the comparative periods. The decrease in net unrealized losses on investment securities was primarily caused by a decline in treasury rates and narrower credit spreads.
At September 30, 2024, book value per common share was $26.65 compared to $24.98 at December 31, 2023. Tangible book value per share decreased from $23.03 at December 31, 2023 to $21.12 at September 30, 2024, primarily as a result of the common stock issued in the Merger and purchase accounting marks recorded through shareholders' equity as a result of the Merger. See “Supplemental Reporting of Non-GAAP Measures.”
The Company routinely evaluates its capital levels in light of its risk profile to assess its capital needs. The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. At September 30, 2024 and December 31, 2023, the Bank was considered well-capitalized under applicable banking regulations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Prompt corrective action provisions are not applicable to bank holding companies, including financial holding companies.
Note 13, Shareholders' Equity and Regulatory Capital, to the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1, "Financial Information," includes a table presenting capital amounts and ratios for the Company and the Bank at September 30, 2024 and December 31, 2023.
In addition to the minimum capital ratio requirement and minimum capital ratio to be well-capitalized presented in the referenced table in Note 13, the Bank must maintain a capital conservation buffer as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, Item 1 - Business, under the topic Basel III Capital Rules. At September 30, 2024, the Bank's capital conservation buffer, based on the most restrictive Total Capital to risk weighted assets capital ratio, was 4.2%, which is greater than the 2.5% requirement.
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
At September 30, 2024, cash and cash equivalents totaled $236.8 million compared to $65.2 million at December 31, 2023, which reflects the increase in deposits of $2.1 billion and net income of $8.4 million, partially offset by the decrease in borrowings of $22.5 million for the nine months ended September 30, 2024. Unencumbered investment securities totaled $90.3 million at September 30, 2024 compared to $73.7 million at December 31, 2023. At September 30, 2024, the Company had $16.5 million of investment securities pledged at the FRB Discount Window, with no associated borrowings outstanding, compared to $17.4 million at December 31, 2023. The Company's maximum borrowing capacity from the FHLB of Pittsburgh was $1.1 billion at both September 30, 2024 and December 31, 2023, of which $118.2 million and $138.7 million in advances and letters of credit were outstanding at these same periods, respectively. In addition, the Company had $20.0 million in available unsecured lines of credit with other banks at September 30, 2024 and December 31, 2023. The Bank tested its various sources of funding during 2024 to ensure accessibility.

See Note 10, Short-Term Borrowings, Note 11, Long-Term Borrowings and Note 12, Subordinated Notes and Trust Preferred Debt, to the unaudited condensed consolidated financial statements under Part I, Item 1, "Financial Information," for a description and terms of the Company’s borrowings and access to alternative sources of liquidity.
Supplemental Reporting of Non-GAAP Measures
Management believes providing certain “non-GAAP” financial information will assist investors in their understanding of the effect on recent financial results from non-recurring charges.
As a result of prior acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $116.8 million and $21.1 million at September 30, 2024 and December 31, 2023, respectively. During the three and nine months ended September 30, 2024, the Company incurred merger-related expenses of $17.0 million and $18.8 million, respectively, in connection with the Merger with Codorus Valley. During the three and nine months ended September 30, 2024, the Company incurred other non-recurring charges totaling $20.3 million.
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
The decrease in tangible book value per share (non-GAAP) from December 31, 2023 to September 30, 2024 is primarily due to the common stock issued to acquire Codorus Valley of $233.4 million and dividends paid of $8.7 million, partially offset by other comprehensive income, net of taxes, of $12.6 million and net income of $8.4 million. Other comprehensive income increased due to net unrealized gains on AFS securities partially offset by net unrealized losses on interest rate swaps designated as hedging instruments.
The following table presents the computation of each non-GAAP based measure shown together with its most directly comparable GAAP-based measure.

September 30, 2024
Tangible Book Value per Common Share
Shareholders' equity (most directly comparable GAAP-based measure)	$516,206
Less: Goodwill	70,655
Other intangible assets	46,144
Related tax effect	(9,690)
Tangible common equity (non-GAAP)	$409,097

Common shares outstanding	19,373

Book value per share (most directly comparable GAAP based measure)	$26.65
Intangible assets per share	5.53
Tangible book value per share (non-GAAP)	$21.12

Adjusted Net Income and Adjusted Diluted (Earnings Per Share
	Three Months Ended		Nine Months Ended
	September 30 2024	September 30 2023	September 30 2024	September 30 2023
Net (loss) income (most directly comparable GAAP-based measure)	$(7,903)	$9,026	$8,366	$28,020
Plus: Merger-related expenses	16,977	—	18,784	—
Plus: Executive retirement expenses	4,758	—	4,758	—
Plus: Provision for credit losses on non-PCD loans	15,504	—	15,504	—
Less: Related tax effect	(7,915)	—	(8,056)	—
Adjusted net income (non-GAAP)	$21,421	$9,026	$39,356	$28,020

Weighted average shares - diluted (most directly comparable GAAP-based measure)	19,226	10,405	13,441	10,440
Diluted (loss) earnings per share (most directly comparable GAAP-based measure)	$(0.41)	$0.87	$0.62	$2.68
Weighted average shares - diluted (non-GAAP)	19,226	10,405	13,441	10,440
Diluted earnings per share, adjusted (non-GAAP)	$1.11	$0.87	$2.93	$2.68

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
The simulation analysis results are presented in the table below. At September 30, 2024, the balance sheet is asset sensitive and assets are now expected to reprice faster over the next twelve months than in prior models. The change was driven by the Merger as the assets acquired are shorter term in maturity and repricing characteristics. The funding profile is characterized similarly to the original portfolio where shorter term certificate of deposit balances had grown due to the interest rate environment, but also contain significant non-maturity deposits as well. Through the consolidation of the two portfolios, we anticipate changes to the mix of the asset and liability profiles.
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
Funding cost, the level of interest rates, infrastructure cost and repricing speed will continue to be a factor in the results of the model. The behavior of the business and retail clients also varies across the rate scenarios, which is reflected in the results but will continue to be refined through the combination of the two balance sheets. To improve the comparability across periods, the Bank strives to follow best practices related to the assumption setting and maintains the size and mix of the period end balance sheet; thus, the results do not reflect actions management may take through the normal course of business that would impact results.

Net Interest Income			Economic Value
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates (basis points)	September 30, 2024	December 31, 2023	Change in Market Interest Rates (basis points)	September 30, 2024	December 31, 2023
(200)	(10.5)%	(5.9)%	(200)	(49.5)%	(15.6)%
(100)	(5.2)%	(3.6)%	(100)	(21.3)%	(4.3)%
100	4.9%	0.1%	100	14.6%	0.1%
200	8.6%	(1.0)%	200	25.2%	(2.2)%
Item 4. Controls and Procedures
Based on the evaluation required by Exchange Act Rules 13a-15(b) and 15d-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), at September 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at September 30, 2024.
There were no significant changes made to the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to affect, our internal control over financial reporting during the nine months ended September 30, 2024.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
Information regarding legal proceedings is included in Note 17, Contingencies, to the Consolidated Financial Statements under Part I, Item 1, "Financial Statements" and incorporated herein by reference.
Item 1A – Risk Factors
There have been no material changes from the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2024 to July 31, 2024	—	$—	—	28,467
August 1, 2024 to August 31, 2024	—	—	—	28,467
September 1, 2024 to September 30, 2024	—	—	—	28,467
Total	—	$—	—
In September 2015, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company may repurchase up to 416,000 shares of the Company's outstanding shares of common stock, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act, as amended. On April 19, 2021, the Board of Directors authorized the additional future repurchase of up to 562,000 shares of its outstanding common stock for a total of 978,000 shares. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. For the three months ended September 30, 2024, the Company repurchased zero shares of its common stock. At September 30, 2024, 949,533 shares had been repurchased under the program at a total cost of $21.2 million, or $22.36 per share. Common stock available for future repurchase totals approximately 28,467 shares, or 0.1% of the Company's outstanding common stock at September 30, 2024.
Item 3 – Defaults Upon Senior Securities
Not applicable.
Item 4 – Mine Safety Disclosures
Not applicable.
Item 5 – Other Information
During the three months ended September 30, 2024, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as such term is defined in Item 408(c) of Regulation S-K.

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

10.1
Retirement Agreement, dated September 25, 2024, by and between Craig L. Kauffman and both Orrstown Financial Services, Inc. and Orrstown Bank - incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 25, 2024.

10.2	First Amendment, dated September 30, 2024, to the Salary Continuation Agreement by and between Orrstown Bank and Craig L. Kauffman.

31.1	Rule 13a – 14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a – 14(a)/15d-14(a) Certifications (Principal Financial Officer)

32.1	Section 1350 Certifications (Principal Executive Officer)

32.2	Section 1350 Certifications (Principal Financial Officer)

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Date: November 12, 2024