Form 10-K
period 2024-12-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2025-03-31
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number: 001-34292
ORRSTOWN FINANCIAL SERVICES, INC.
(Exact Name of Registrant as Specified in its Charter)

Pennsylvania (State or Other Jurisdiction of Incorporation or Organization)	23-2530374 (I.R.S. Employer Identification No.)

4750 Lindle Road, Harrisburg, Pennsylvania (Address of Principal Executive Offices)	17111 (Zip Code)
Registrant’s Telephone Number, Including Area Code: (717) 532-6114
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol(s)	Name of Each Exchange on Which Registered
Common Stock, no par value	ORRF	NASDAQ Stock Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $277.5 million. For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant, and all persons beneficially owning more than 5% of the registrant’s common stock.
Number of shares outstanding of the Registrant’s common stock as of March 10, 2025: 19,505,444.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

ORRSTOWN FINANCIAL SERVICES, INC.
FORM 10-K

Glossary of Defined Terms
The following terms may be used throughout this Annual Report on Form 10-K, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
ALL	Allowance for loan losses
AFS	Available-for-sale
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Orrstown Bank, the commercial banking subsidiary of Orrstown Financial Services, Inc.
BHC Act	Bank Holding Company Act of 1965
CECL	Current expected credit losses
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CMO	Collateralized mortgage obligation
CRA	Community Reinvestment Act
DCF	Discounted cash flow
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ERM	Enterprise Risk Management
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDM	Financial difficulty modification
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross Domestic Product
GSE	United States government-sponsored enterprise
IEL	Individually evaluated loan
IRC	Internal Revenue Code of 1986, as amended
LHFS	Loans held for sale
MBS	Mortgage-backed securities
MSR	Mortgage servicing right
NIM	Net interest margin
OCI	Other comprehensive income (loss)
OFA	Orrstown Financial Advisors, a division of the Bank that provides investment and brokerage services
OREO	Other real estate owned (foreclosed real estate)
OTTI	Other-than-temporary impairment
Parent Company	Orrstown Financial Services, Inc., the parent company of Orrstown Bank
2011 Plan	2011 Orrstown Financial Services, Inc. Stock Incentive Plan
PCD loans	Purchased credit deteriorated loans
PCI loans	Purchased credit impaired loans
PPP	Paycheck Protection Program
Repurchase Agreements	Securities sold under agreements to repurchase
ROU	Right of use (leases)
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
TDR	Troubled debt restructuring
U.S.	United States of America
Unless the context otherwise requires, the terms “Orrstown,” “we,” “us,” “our,” and “Company” refer to Orrstown Financial Services, Inc. and its subsidiaries.

PART I
Caution About Forward-Looking Statements
Certain statements appearing herein, which are not historical in nature, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications, from time to time, that contain such statements. Such forward-looking statements reflect the current views of the Company's management with respect to, among other things, future events and the Company's financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “forecast,” “goal,” “target,” “would” and “outlook,” or the negative variations of those words or other comparable words of a future or forward-looking nature. Forward-looking statements are statements that include projections, predictions, expectations, estimates or beliefs about events or results or otherwise are not statements of historical facts, many of which, by their nature, are inherently uncertain and beyond the Company's control, and include, but are not limited to, statements related to new business development, new loan opportunities, growth in the balance sheet and fee-based revenue lines of business, merger and acquisition activity, cost savings initiatives, reducing risk assets, and mitigating losses in the future. Accordingly, the Company cautions you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements and there can be no assurances that the Company will achieve the desired level of new business development and new loans, growth in the balance sheet and fee-based revenue lines of business, successful merger and acquisition activity and cost savings initiatives, and continued reductions in risk assets or mitigate losses in the future. Factors which could cause the actual results to differ from those expressed or implied by the forward-looking statements include, but are not limited to, the following: interest rate changes or volatility; general economic conditions (including inflation and concerns about liquidity) on a national basis or in the local markets in which the Company operates; ineffectiveness of the Company's strategic growth plan due to changes in current or future market conditions; the effects of competition and how it may impact our community banking model, including industry consolidation and development of competing financial products and services; changes in consumer behavior due to changing political, business and economic conditions, or legislative or regulatory initiatives; changes in, and evolving interpretations of, existing and future laws and regulations; changes in credit quality; inability to raise capital, if necessary, under favorable conditions; volatility in the securities markets; the demand for our products and services; deteriorating economic conditions; geopolitical tensions; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; expenses associated with litigation and legal proceedings; the possibility that the anticipated benefits of the merger with Codorus Valley Bancorp, Inc. ("Codorus Valley") are not realized when expected or at all; and other risks and uncertainties. The foregoing list of factors is not exhaustive.
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

ITEM 1 – BUSINESS
Background
Orrstown Financial Services, Inc., a Pennsylvania corporation, is the financial holding company ("FHC") for its wholly-owned subsidiary Orrstown Bank. The Company’s principal executive offices are located at 4750 Lindle Road, Harrisburg, Pennsylvania, 17111, with additional executive and administrative offices at 77 East King Street, Shippensburg, Pennsylvania and 105 Leader Heights Road, York, Pennsylvania. The Parent Company was organized on November 17, 1987 for the purpose of acquiring the Bank and such other banks and bank-related activities as are permitted by law. The Company provides banking and financial advisory services located in south central Pennsylvania, principally in Berks, Cumberland, Dauphin, Franklin, Lancaster, Perry and York Counties, Pennsylvania, and in Anne Arundel, Baltimore, Harford, Howard and Washington Counties, Maryland, as well as Baltimore City, Maryland. The Company’s lending area also includes counties in Pennsylvania, Maryland, Delaware, Virginia and West Virginia within a 75-mile radius of the Company's executive and administrative offices as well as the District of Columbia.
Merger
The Company merged with Codorus Valley and the Bank merged with its wholly-owned bank subsidiary, PeoplesBank, A Codorus Valley Company, with the Company and the Bank as the surviving entities in the Merger on July 1, 2024 (the "Codorus Valley Merger"). The merger and acquisition method of accounting was used to account for the transaction with the Company as the acquirer. The Company recorded the assets and liabilities of Codorus Valley at their respective fair values as of July 1, 2024. The transaction was valued at $233.4 million and expanded the Bank’s footprint into the York, Pennsylvania market while increasing its market penetration in its existing markets.
Business
The Bank was organized in 1919 as a state-chartered bank. On March 8, 1988, in a bank holding company reorganization transaction, the Parent Company acquired 100% ownership of the Bank.
The Parent Company’s primary activity consists of owning and supervising its subsidiary, the Bank. Day-to-day management is conducted by its officers, who are also Bank officers. The Parent Company has historically derived most of its income through dividends from the Bank. At December 31, 2024, the Company had total assets of $5.4 billion, total deposits of $4.6 billion and total shareholders’ equity of $516.7 million.
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
Human Capital
At December 31, 2024, the Bank had 607 full-time and 23 part-time employees. At December 31, 2024, approximately 70% of our workforce was female and 30% was male. Our average tenure is approximately seven years. The Parent Company has no employees. Its 15 executive officers are employees of the Bank, who represent a mix of newer and more seasoned employees with diverse experience and have an average tenure of twelve years.
We encourage and support the growth and development of our employees. Continuous learning and career development is advanced through ongoing performance and development conversations with employees, internally created training programs, including development and advancement training offered through our in house training program called Orrstown University, customized corporate training engagements and educational reimbursement and certification programs. Training opportunities are available both online and in-person, and all employees have online access to courses for professional development provided by a third party. During 2024, we also expanded our Management Associate Program from five to seven employees. This program provides a structured learning experience, which ranges from one to two years, that focuses on the commercial line of business and credit administration, and then progresses into rotations within other lines of business. The inaugural class graduated from the program in 2024.
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
Commercial Lending
The Bank originates commercial real estate, equipment, construction, working capital and other commercial purpose loans to commercial clients throughout the Bank’s various markets. The Bank has significant market share in south central Pennsylvania and has been expanding its presence geographically in recent years. Currently, growth markets include the Harrisburg region, Lancaster County and Maryland markets, while the Bank's commercial lending is primarily focused in these geographic regions or with borrowers headquartered in these geographic regions. The Company’s lending area also includes counties in Pennsylvania, Maryland, Delaware, Virginia and West Virginia within a 75-mile radius of the Company's executive and administrative offices, as well as the District of Columbia.
The Bank’s credit policy dictates the underwriting requirements for the various types of commercial loans the Bank makes available to borrowers. The policy covers such requirements as debt coverage ratios, advance rates against different forms of collateral, loan-to-value ratios and maximum term.
A majority of the Company’s loans are for business purposes. At December 31, 2024, approximately 76% of the loan portfolio was comprised of commercial loans.
Consumer Lending
The Bank originates home equity loans, home equity lines of credit and other consumer loans, primarily through its branch network and client service center. A large majority of the consumer loans are secured by either a first or second lien position on the borrower’s primary residential real estate. The Bank requires a home equity loan borrower to have a credit score of 710 for a loan-to-value ratio of 85% of the value of the real estate being taken as collateral. Home equity loan borrowers with a credit score under 710 require additional real estate collateral for a loan-to value ratio less than 85%. The Bank also, at times, purchases consumer loans to help diversify credit risk in our loan portfolio.

Residential Lending
The Bank originates residential mortgages throughout its various markets referred from retail branches and through a network of mortgage loan officers. Residential mortgages originated by the Bank may be sold to secondary market investors, which include both GSE and non-GSE investors. All mortgages, regardless of being sold or held in the Bank’s portfolio, are generally underwritten to secondary market industry standards for prime mortgages. For loans originated for investment, the Bank requires pricing adjustments commensurate with the risk, and the real estate taken as collateral results in the Bank holding a first lien on the property. The loan-to-value ratio requirements of the real estate being taken as collateral varies per the Credit Policy, and may require the borrower to obtain private mortgage insurance.
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
Internal loan reviews are completed annually on all commercial relationships with a committed loan balance in excess of $2.0 million. In addition, all commercial relationships greater than $500 thousand rated special mention, substandard, doubtful or loss are reviewed quarterly and corresponding risk ratings are changed or reaffirmed by the Company's Problem Loan Committee, with subsequent reporting to the Management ERM Committee and the Board of Directors.
The Bank outsources its independent loan review to a third-party provider, who monitors and evaluates borrowers on a quarterly basis utilizing risk-rating criteria established in the credit policy in order to identify deteriorating trends and detect conditions which might indicate potential problem loans. The results of the third-party loan review are reported quarterly to the Management and Board ERM Committees for review. The loan ratings are a data component included in the ACL calculation.
Deposit Products
The Bank offers deposit products to retail, commercial, non-profit and government clients through its retail branch network, its website and commercial team. Product offerings for retail clients include checking accounts, money markets savings and certificates of deposit. The Bank offers a suite of treasury management solutions for businesses that help them to forecast and manage their cash and receivables. The Bank is committed to advancing digital capabilities for all clients, to ensure scalability and optimization of financial performance within the organizations. A robust treasury management online banking platform allows clients to send and collect money electronically using ACH and wire transfer origination services, deposit checks via mobile or desktop capture, and mitigate fraud through check and ACH positive pay services. Wire transfers may be sent and also received domestically, as well as internationally in most currencies. Online bill-pay services allow check and electronic payments, with same day, next day and future dated payments. Additionally, business clients can automatically move money between Bank accounts using various automated sweep services. Using strategic partnerships, the Bank is able to offer best-in-class lockbox services, armored cash logistic solutions, credit cards, purchasing cards, and merchant card processing services.
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

Investment Services
The Bank renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor, and other fiduciary activities authorized by law under the trade name Orrstown Financial Advisors, or OFA. OFA offers retail brokerage services through a third-party broker/dealer arrangement with Cetera Advisor Networks LLC. At December 31, 2024, assets under management by OFA totaled $3.2 billion.
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
The Company implements strategic initiatives focused on expanding its core businesses and exploring opportunities for acquisition, divestiture, and joint venture to the extent permitted by its regulators. The Company analyzes each of the Bank's products and businesses in the context of shareholder return, client demands, competitive advantages, industry dynamics and growth potential. The Company's management believes its market area will support further growth in the future.
Regulation and Supervision
The Parent Company is a bank holding company registered with the FRB and has elected status as an FHC. The Bank is a Pennsylvania-chartered commercial bank and a member bank of the Federal Reserve System.
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

Financial and Bank Holding Company Activities
As a FHC, the Parent Company is permitted to engage, directly or through subsidiaries, in a wide variety of activities that are financial in nature or are incidental or complementary to a financial activity, in addition to the activities otherwise permitted for bank holding companies that are not FHCs.
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
If the Parent Company or the Bank are either not well-capitalized or not well-managed, the Parent Company or the Bank must promptly notify the FRB. Until compliance is restored, the FRB has broad discretion to impose appropriate limitations on a FHC’s activities. If compliance is not restored within 180 days, the FRB may ultimately require the FHC to divest its depository institutions or in the alternative, to discontinue or divest any activities that are not permitted for non-FHC bank holding companies.
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
Federal Deposit Insurance
The FDIC's Deposit Insurance Fund provides insurance coverage for certain deposits, up to a standard maximum deposit insurance amount of $250 thousand per depositor for deposits held in the same right and capacity at an insured depository institution and is funded through assessments on insured depository institutions, based on a methodology designed to take into account the risk each institution poses to the Deposit Insurance Fund. The Bank accepts client deposits that are insured by the Deposit Insurance Fund and, therefore, must pay insurance premiums. The FDIC may increase the Bank’s insurance premiums based on various factors, including changes in the Bank's risk profile. Beginning with the first quarterly assessment period of 2023, the FDIC increased the initial base deposit insurance assessment rate by two basis points, which is intended to increase the Deposit Insurance Fund ("DIF") reserve ratio to the statutory minimum of 1.35%. For 2024, the FDIC insurance expense for the Bank was $2.7 million.
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
The Federal Deposit Insurance Act, however, prohibits state-chartered banks from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless the FDIC determines the activity or investment does not pose a significant risk of loss to the Deposit Insurance Fund, and a bank meets all applicable capital requirements. Accordingly, additional operating authority provided to the Bank by the Pennsylvania Banking Code may be significantly restricted by the Federal Deposit Insurance Act.
Dividend Restrictions
The Parent Company is a legal entity separate and distinct from its banking and non-banking subsidiaries. Since the Parent Company's consolidated net income consists largely of net income of its subsidiaries, its ability to make capital distributions, including paying dividends and repurchasing shares, depends upon its receipt of dividends from these subsidiaries. Under federal law, there are various limitations on the extent to which the Bank can declare and pay dividends to the Parent Company, including those related to regulatory capital requirements, general regulatory oversight to prevent unsafe or unsound practices, and federal banking law requirements concerning the payment of dividends out of net profits, surplus, and available earnings. The Bank must maintain the CET1 Capital Conservation Buffer requirement of more than 2.5% above the minimum risk based on capital requirements to avoid becoming subject to restrictions on capital distributions, including dividends. Certain contractual restrictions also may limit the ability of the Bank to pay dividends to the Parent Company. No assurances can be given that the Bank will, in any circumstances, pay dividends to the Parent Company.
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
• Tier 1 Risk-Based Capital Ratio, equal to the ratio of Tier 1 capital to risk-weighted assets. Tier 1 capital is primarily comprised of CET1 capital, non-cumulative perpetual preferred stock, and certain qualifying capital instruments.
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
At December 31, 2024, the Parent Company's and the Bank’s regulatory capital ratios were above applicable well-capitalized standards and met the Capital Conservation Buffer requirement.
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
Consumer Protection Regulation
The Company and the Bank are subject to federal and state laws designed to protect consumers and prohibit unfair, deceptive or abusive business practices, including the Equal Credit Opportunity Act, Fair Housing Act, Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), the Gramm-Leach-Bliley Act (“GLBA”), the Truth in Lending Act (“TILA”), the CRA, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with clients when taking deposits, making loans, collecting loans, and providing other services. Further, the CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The FDIC examines the Bank for compliance with CFPB rules and enforces CFPB rules with respect to the Bank.
The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan, and allows borrowers to assert violations of certain provisions of TILA as a defense to foreclosure proceedings. Additionally, the CFPB’s qualified mortgage rule requires creditors, such as the Bank, to make a reasonable, good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling prior to making the loan. The Economic Growth Act included provisions that ease certain requirements related to mortgage transactions for certain institutions with less than $10 billion in total consolidated assets.
Data Privacy
Federal and state law contains extensive consumer privacy protection provisions. The GLBA requires financial institutions to periodically disclose their privacy policies and practices relating to sharing such information and enables retail clients to opt out of our ability to share information with unaffiliated third parties under certain circumstances. Other federal and state laws and regulations impact our ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact clients with marketing offers. These security and privacy policies and procedures for the protection of personal and confidential information are in effect across all businesses and geographic locations as applicable. Federal law also makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain client information of a financial nature by fraudulent or deceptive means. Data privacy and data protection are areas of increasing federal and state legislative focus.
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
Cybersecurity
Multiple federal laws contain provisions requiring regulated financial institutions to maintain cybersecurity programs incorporating specific elements. The GLBA requires financial institutions to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of client records and information.
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
Community Reinvestment Act
The CRA is intended to encourage banks to help meet the credit needs of their service areas, including low- and moderate-income neighborhoods, consistent with safe and sound business practices. The relevant federal bank regulatory agency, the FRB in the Bank’s case, examines each bank and assigns it a public CRA rating. A bank’s record of fair lending compliance is part of the resulting CRA examination report. The CRA requires the relevant federal bank regulatory agency to consider a bank’s CRA assessment when considering that bank’s application to conduct certain mergers or acquisitions or to open or relocate a branch office. The FRB also must consider the CRA record of each subsidiary bank of a BHC in connection with any acquisition or merger application filed by the BHC. An unsatisfactory CRA record could substantially delay or result in the denial of an approval or application by the Parent Company or the Bank. The Bank received a CRA rating of “Satisfactory” in its most recent examination prepared by the FRB on January 22, 2024.
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
Transaction Account Reserves
FRB regulations require depository institutions to maintain cash reserves against specified deposit liabilities. The dollar amount of a depository institution's reserve requirement is determined by applying the reserve ratios specified in Regulation D to an institution's transaction accounts (primarily NOW and regular checking accounts). The FRB issued a final rule, effective December 22, 2020, lowering the reserve requirement on transaction accounts to 0%. Effective January 1, 2024, the FRB established a new reserve requirement exemption amount and low reserve tranche for 2024, but did not elevate the current reserve percentage from zero for depository institutions.
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
Risks Related to Credit
Difficult and volatile economic and market conditions in the U.S. and globally as well as changes in fiscal, monetary, trade and regulatory policies can adversely affect the financial services industry and may materially and adversely affect us.
Our operations are sensitive to general business and economic conditions in the U.S. The economy in the U.S. and globally has experienced volatility in recent years and may continue to experience such volatility for the foreseeable future. Unfavorable or uncertain economic conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability of or increases in the cost of credit and capital; increases in inflation or interest rates; uncertainties regarding fiscal and monetary policies; the timing and impact of changing governmental policies, including changes in guidance and interpretation by regulatory authorities; changes in trade policies by the U.S. or other countries, such as tariffs or retaliatory tariffs such as those proposed or imposed by the U.S. Administration; supply chain disruptions; consumer spending; employment levels; labor shortages; challenging labor market conditions; wage stagnation; federal government shutdowns; energy prices; home prices; commercial property values; bankruptcies and a default by a significant market participant or class of counterparties; natural disasters; climate change; epidemics; future pandemics; terrorist attacks; acts of war; or a combination of these or other factors.
Volatile business and economic conditions could have adverse effects on our business, including the following:
•investors may have less confidence in the equity markets in general and in financial services industry stocks in particular, which could place downward pressure on our stock price and resulting market valuation;
•economic and market developments may further affect consumer and business confidence levels and may cause declines in credit usage and adverse changes in payment patterns, causing increases in delinquencies and default rates;
•our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite loans become less predictive of future behaviors;
•we could suffer decreases in demand for loans or other financial products and services or decreased deposits or other investments in accounts with us; and
•the value of loans and other assets or collateral securing loans may decrease.
If our allowance for credit losses is not sufficient to cover actual losses, our earnings would decrease.
The ACL is recorded as a reduction to loans and leases and the reserve for unfunded lending commitments is included in other liabilities on the consolidated balance sheets. While we believe that our ACL as of December 31, 2024 was sufficient to cover losses in the loan and lease portfolio on that date, we may need to increase our provision for credit losses in future periods due to changes in the risk characteristics of the loan and lease portfolio, thereby negatively impacting our results of operations.
The ACL is determined based on various factors impacting the quality of the loan and lease portfolio as indicated by our borrowers' financial condition, payment performance, the value of the underlying collateral and the support from a guarantor, in addition to the impact from economic conditions, government macroeconomic policies, interest rates and the regulatory environment. The experience and expertise of our loan officers, credit analysts and special assets group are essential to performing credit quality reviews, in addition to analyzing trends in delinquencies, levels of non-accruing and criticized loans and leases and modifications to loan terms. The ACL may also be influenced by other factors, including concentrations by the type of loan, collateral, borrower or location of the collateral or borrower. Such concentrations could increase the possibility that similarly situated borrowers and their collateral may collectively be affected by certain economic conditions.
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
Our loan portfolio includes a large amount of commercial real estate loans. The federal banking agencies have promulgated guidance governing banks with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development and other land represent 100% or more of total risk-based capital or (ii) total commercial real estate loans represent 300% or more of total risk-based capital and that bank’s commercial real estate loan portfolio has increased 50% or more during the prior thirty-six months. Owner-occupied commercial real estate loans are excluded from this second category. If a bank is deemed to have a concentration in commercial real estate loans, it will be required to employ heightened risk management practices that address board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing and maintenance of increased capital levels as needed to support the level of commercial real estate lending. At December 31, 2024, the Bank’s construction, land development and other land balances were 54% of total risk-based capital, commercial real estate loans were 320% of total risk-based capital and the Bank’s commercial real estate loan portfolio had increased by 129% during the prior thirty-six months, which was partially impacted by the acquired loans from the Merger. In addition, the Bank's office space portfolio was 54% of total risk-based capital at December 31, 2024. The Bank believes it has taken the appropriate steps to implement appropriate risk management practices, which are subject to regulatory examination, including enhanced market analysis, stress testing and sensitivity analysis. If our regulators conclude that we have not implemented appropriate risk management practices, it could adversely affect our business, and could result in the requirement to maintain increased capital levels or restrict our ability to originate new loans secured by commercial real estate. We can provide no assurance that capital would be available, or available on terms favorable to us, at that time.
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
Changes in interest rates also can affect our ability to originate loans, our ability to obtain and retain deposits, and the value of interest-earning assets, and the ability to realize gains from the sale of such assets, which could all negatively impact shareholder's equity and regulatory capital. Additional increases in interest rates could have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures and charge-offs, but could also necessitate further increases to our ACL and reduce net income. In addition, an increase in the general level of interest rates may negatively affect the market value of the investment portfolio depending on the duration of certain securities included in the investment portfolio. Conversely, decreases in interest rates may trigger loan prepayments, which may serve to reduce net interest income if we are unable to lend these funds to other borrowers or invest the funds at the same or higher interest rates.
Our subordinated notes, issued in December 2018, had a 6.0% fixed interest rate through December 30, 2023, after which the interest rate converted to a variable rate of three-month CME term SOFR rate, plus a spread adjustment of 0.26161% and a margin of 3.16% through maturity on December 30, 2028. At December 31, 2024, the interest rate on our subordinated debt was 8.03%. In connection with the completion of the Codorus Valley Merger, on July 1, 2024, we assumed Codorus Valley’s obligations with respect to its outstanding subordinated notes and trust preferred debt, consisting of 4.50% fixed to floating rate notes due December 9, 2030 with an aggregate principal amount not in excess of $31.0 million, floating rate junior subordinated deferrable interest debentures (CVB Statutory Trust No. I) due December 15, 2034 in an aggregate principal amount not in excess of $3.1 million and junior subordinated debt securities (CVB Statutory Trust No. II) due July 7, 2036 in an aggregate principal amount not in excess of $7.2 million. The assumption of subordinated notes from the Merger have a fixed rate of interest equal to 4.50% until December 30, 2025. After that term, the variable rate of interest is equal to the three-month CME term SOFR rate plus 4.04%. The trust preferred debt issued through CVB Statutory Trust No. I has variable rate of three-month CME term SOFR rate, plus a spread adjustment of 0.26161% and a margin of 2.02% through maturity and the trust preferred debt issued through CVB Statutory Trust No. II has a variable rate of three-month CME term SOFR rate, plus a spread adjustment 0.26161% and a margin of 1.54% through maturity. At December 31, 2024, the interest rates on our trust preferred debt were 6.64% for CVB Statutory Trust No. I and 6.46% for CVB Statutory Trust No. II. An increase in the interest rate on our subordinated debt and trust preferred debt could have a material adverse effect on our results of operations.

Our securities portfolio performance in difficult market conditions could have adverse effects on our results of operations.
Unrealized losses on investment securities result from changes in credit spreads and liquidity issues in the marketplace, along with changes in the credit profile of individual securities issuers. Under GAAP, we are required to review our investment portfolio periodically for the presence of impairment of our securities, taking into consideration current and future market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts' evaluations, our ability and intent to hold investments until a recovery of fair value, as well as other factors. Adverse developments with respect to one or more of the foregoing factors may require us to deem particular securities to be impaired, with the credit-related portion of the reduction in the value recognized as a charge to our earnings through an allowance. Subsequent valuations, in light of factors prevailing at that time, may result in significant changes in the values of these securities in future periods. Any of these factors could require us to recognize further impairments in the value of our securities portfolio, which may have an adverse effect on our results of operations in future periods.
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
Current and anticipated effects of climate change could negatively impact us and our clients. Weather-related events, such as severe storms, hurricanes, flooding and droughts, can present risks to us and our clients, including property damage, change in the value of properties securing our loans, changes in client behavior and preferences, and disruption of business operations, all which can increase credit risk and result in loss of revenue and additional expenses. These concerns over the impacts of climate change have gained political and social attention resulting in many legislative and regulatory initiatives to lessen the effects of climate change, which also may result in heightened supervisory expectations on banks’ risk management practices. Despite recent changes in the U.S. Administration, Congressional leadership and regulatory agency leadership, state legislatures and federal and state regulatory agencies may continue to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change which may result in increases to compliance and operating costs, which could have a negative impact on our financial condition and results of operations.
Risks Related to Mergers and Acquisitions
Our business may be negatively impacted by risk associated with acquisitions.
We intend to pursue a growth plan consistent with our business strategy, including growth by acquisition, as well as leveraging our existing branch network. On July 1, 2024, we completed the Codorus Valley Merger. We may wish to seek to acquire other companies in the future. Our business may be negatively impacted by certain risks inherent with the acquisition of Codorus Valley or other future acquisitions. Some of these risks include the following:
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
To the extent that merger consideration, consisting of cash and shares of our common stock, exceeds the fair value of the net assets acquired, including identifiable intangibles, that amount will be reported as goodwill by us. In accordance with current accounting guidance, goodwill will not be amortized, but will be evaluated for impairment annually or more frequently as warranted by specific events or circumstances. A failure to realize the expected benefits of a merger could adversely impact the carrying value of the goodwill recognized in such merger and, in turn, negatively affect our financial results.
The market price of our common stock after acquisitions may be affected by factors different from those affecting our shares currently.
The businesses of us and acquired entities may differ and, accordingly, the results of operations of the combined company and the market price of the shares of common stock of the combined company may be affected by factors different from those currently affecting the independent results of operations and market prices of common stock of each separate entity. The market value of our common stock fluctuates based upon various factors, including changes in our business, operations or prospects, market assessments of a merger, regulatory considerations, market and economic considerations, and other factors. Further, the market price of our common stock after an acquisition may be affected by factors different from those currently affecting our common stock. Additionally, future business acquisitions may result in the issuance and payment of additional shares of stock, which would dilute current shareholders’ ownership interests, and may involve the payment of a premium over book and market values. Therefore, dilution of our tangible book value and net income per common share could occur in connection with any future transaction.
We may continue to incur substantial costs related to the Codorus Valley Merger and the integration of Codorus Valley, and these costs may be greater than anticipated due to unexpected events.
We have incurred and expect to incur a number of non-recurring costs associated with the Codorus Valley Merger, including facilities and systems consolidation costs and employment-related costs. We may also incur additional costs to maintain employee morale and to retain key employees. There are a large number of processes, policies, procedures, operations, technologies and systems that will need to be integrated, including purchasing, accounting and finance, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, pricing and benefits. There are many factors beyond our control that could affect the total amount or the timing of the integration costs. Moreover, many of the additional costs that will be incurred are, by their nature, difficult to estimate accurately. These integration costs may result in the combined company taking additional charges against earnings, and the amount and timing of such charges are uncertain at present. There can be no assurances that the expected benefits and efficiencies related to the Codorus Valley Merger will be realized to offset these transaction and integration costs over time.
We may fail to realize the anticipated benefits of the Codorus Valley Merger.
The success of Codorus Valley Merger will depend on, among other things, the ability to realize the anticipated cost savings. To realize the anticipated benefits and cost savings from the Codorus Valley Merger, we must successfully integrate and combine our businesses in a manner that permits those cost savings to be realized without adversely affecting current revenues and future growth. If we are not able to successfully achieve these objectives, the anticipated benefits of the Codorus Valley Merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the Codorus Valley Merger could be less than anticipated, and integration may result in additional and unforeseen expenses.
An inability to realize the full extent of the anticipated benefits of the Codorus Valley Merger, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of the combined company following the completion of the Codorus Valley Merger, which may adversely affect the value of the common stock of the combined company following the completion of the Codorus Valley Merger.
Our future results following our recently completed Codorus Valley Merger may suffer if the combined company does not effectively manage its expanded operations.
The size of our business increased significantly as a result of the Codorus Valley Merger. Our future success will depend, in part, upon our ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. We may also face increased scrutiny from governmental authorities as a result of the increased size of our business. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, revenue enhancement or other benefits currently anticipated from the Codorus Valley Merger.
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
The laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. We expect to become subject to future laws, rules and regulations beyond those currently proposed, adopted or contemplated in the U.S., as well as evolving interpretations of existing and future laws, rules and regulations. These changes could, among other things, subject us to additional costs, including costs of compliance; limit the types of financial services and products we may offer; and/or increase the ability of non-banks to offer competing financial services and products. Failure to comply with laws, regulations, policies, or supervisory guidance could result in enforcement and other legal actions by federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, and results of operations. See the "Supervision and Regulation" section of Item 1, "Business."
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
As a participant in the financial services industry, many aspects of our business involve substantial risk of legal liability. From time to time we are named as a defendant or are otherwise involved in various legal proceedings, including regulatory enforcement actions, class actions and other litigation or disputes with third parties. Litigation pending against us, if any, is described in Note 23, Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statement and Supplementary Data," of this Annual Report on Form 10-K. There is no assurance that regulatory enforcement actions or litigation with private parties will not increase in the future. Pending or future legal proceedings against us may result in judgments, settlements, fines, penalties, indemnification costs, defense costs, or other results adverse to us, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm to us.
Risks Related to Liquidity
If we are unable to access the capital markets, have prolonged net deposit outflows, or our borrowing costs increase, our liquidity and competitive position will be negatively affected.
Liquidity is essential to our business. We must maintain sufficient funds to respond to the needs of depositors and borrowers. To manage liquidity, we draw upon a number of funding sources in addition to in-market deposit growth and repayments and maturities of loans and investments. Any inability to access the capital markets, illiquidity or volatility in the capital markets, the decrease in value of eligible collateral or increased collateral requirements (including as a result of credit concerns for short-term borrowing), changes to our relationships with our funding providers based on real or perceived changes in our risk profile, prolonged federal government shutdowns, or changes in regulations or regulatory guidance, or other events could negatively affect our access to or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, or fund asset growth and new business initiatives at a reasonable cost, in a timely manner and without adverse consequences. Additionally, our liquidity or cost of funds may be negatively impacted by the unwillingness or inability of the FRB to act as lender of last resort, unexpected simultaneous draws on lines of credit or deposits, the withdrawal of or failure to attract customer deposits, or increased regulatory liquidity, capital and margin requirements.
Although we maintain a liquid asset portfolio and have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned, as well as unanticipated, changes in assets, liabilities, and off-balance sheet commitments under various economic conditions, a substantial, unexpected, or prolonged change in the level or cost of liquidity could have a material adverse effect on us. If the cost effectiveness or the availability of supply in these credit markets is reduced for a prolonged period of time, our funding needs may require us to access funding and manage liquidity by other means. These alternatives may include generating client deposits, extending the maturity of wholesale borrowings, borrowing under certain secured borrowing arrangements, using relationships developed with a variety of fixed income investors, securitizing or selling loans, and further managing loan growth and investment opportunities. These alternative means of funding may result in an increase to the overall cost of funds and may not be available under stressed conditions, which would cause us to liquidate a portion of our liquid asset portfolio to meet any funding needs. In the event of additional liquidity is needed, we have access to liquidity from the FHLB, the FRB discount window and other sources.
At December 31, 2024, we have combined borrowing capacity from the FHLB and FRB of approximately $1.7 billion. Accessing these sources of liquidity may impose additional borrowing costs on us.
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
Acts of terrorism, natural disasters, global climate change, future pandemics, wars and global conflicts may have a negative impact on our business and operations.
Acts of terrorism, natural disasters, global climate change, future pandemics, wars, global conflicts or other similar events could disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and otherwise have a negative impact on our business and operations. While we have in place business continuity plans, such events could still damage our facilities, disrupt or delay the normal operations of our business (including communications and technology), result in harm to, or cause travel limitations on, our employees, and have a similar impact on our clients, suppliers, third-party vendors and counterparties. These events also could impact us negatively to the extent that they result in reduced capital markets activity, lower asset price levels, or disruptions in general economic activity in the U.S. or abroad, or in financial market settlement functions. In addition, these or similar events may impact economic growth negatively, which could have an adverse effect on our business and operations, and may have other adverse effects on us in ways that we are unable to predict.
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
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.

ITEM 1C – CYBERSECURITY
We use, store and process data for and about our customers and employees. We have implemented a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to this data and our systems. We did not experience any cybersecurity incidents in 2024 that materially affected the Company.
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
Cyber Risks Related to Third Parties
Risks from cybersecurity threats associated with our use of third-party service providers or third-party technology or other solutions are addressed as part of our overall cybersecurity risk management program. Before purchasing third party technology or other solutions that involve exposure to the Company’s assets and electronic information, our information technology team requires those companies to complete a security review before being approved to work with the Company. To help control cyber risks at third parties and protect customer data and systems on an ongoing basis, we also conduct periodic information security assessments of certain of our third-party service providers.
ITEM 2 – PROPERTIES
Our principal executive offices are located at 4750 Lindle Road, Harrisburg, Pennsylvania, with additional executive and administrative offices at 77 East King Street, Shippensburg, Pennsylvania and 105 Leader Heights Road, York, Pennsylvania. These facilities are owned by the Bank, which also maintains its principal and additional executive and administrative offices at those locations.
We own or lease other premises for use in conducting our business activities, including bank branches, an operations center, and offices in Cumberland, Dauphin, Franklin, Lancaster, and Perry Counties, Pennsylvania and Anne Arundel, Baltimore, Harford, Howard, and Washington Counties, Maryland. We believe that the properties currently owned and leased are adequate for present levels of operation. We are constantly evaluating the best and most efficient mix of branch locations to service our clients due to evolving trends in our industry and increased client engagement through digital channels.
In November 2024, Orrstown closed six of its branches between Pennsylvania and Maryland, including three branches owned by the Bank. After these branch closures were completed, the Bank has 38 full-service branches and seven limited purpose branches.
ITEM 3 – LEGAL PROCEEDINGS
Information regarding legal proceedings is included in Note 23, Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statement and Supplementary Data."
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Capital Market under the symbol “ORRF.” At the close of business on March 10, 2025, there were 3,148 shareholders of record.
The Board declared cash dividends of $0.86 and $0.80 per common share in 2024 and 2023, respectively. Although the Company cannot guarantee the amount of future dividend payments, the Board understands the importance of the dividend to our shareholders and is committed to paying regular cash dividends; however, there can be no assurance as to future dividends because they are dependent on our future earnings, capital requirements and financial condition. Restrictions on the payment of dividends are discussed in Note 17, Shareholders' Equity and Regulatory Capital, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data." On January 31, 2025, the Board declared a cash dividend of $0.26 per common share, which was paid on February 21, 2025, to shareholders of record as of February 14, 2025.
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding the Company's equity compensation plans is included in Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2024 to October 31, 2024	—	$—	—	28,467
November 1, 2024 to November 30, 2024	—	—	—	28,467
December 1, 2024 to December 31, 2024	—	—	—	28,467
Total	—	$—	—
In September 2015, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company could repurchase up to 416,000 shares of the Company's outstanding shares of common stock in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. On April 19, 2021, the Board of Directors authorized the additional future repurchase of up to 562,000 shares of its outstanding common stock for a total of 978,000 shares. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. For the three and twelve months ended December 31, 2024, the Company repurchased zero shares of its common stock. At December 31, 2024, 949,533 shares had been repurchased under the program at a total cost of $21.2 million, or $22.36 per share. Common stock available for future repurchase totals approximately 28,467 shares, or 0.1% of the Company's outstanding common stock at December 31, 2024.

PERFORMANCE GRAPH
The performance graph below compares the cumulative total shareholder return on our common stock with other indexes: the S&P U.S. SmallCap Banks index of banks with assets between $1.0 billion and $5.0 billion, the S&P 500 Index, and the NASDAQ Composite index. The graph assumes an investment of $100 on December 31, 2019 and reinvestment of dividends on the date of payment without commissions. Shareholder returns on our common stock are based on trades on the NASDAQ Stock Market. The performance graph represents past performance and should not be considered to be an indication of future performance.

Total Return Performance
Orrstown Financial Services, Inc.
S&P U.S. SmallCap Banks Index
S&P 500 Index
NASDAQ Composite Index
Index Value
250
200
150
100
50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

	Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Orrstown Financial Services, Inc.	100.00	76.42	120.35	114.03	150.83	192.59
S&P U.S. SmallCap Bank Index	100.00	90.82	126.43	111.47	112.03	132.44
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
NASDAQ Composite Index	100.00	144.92	177.06	119.45	172.77	223.87
Source: S&P Global Market Intelligence © 2025
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
Overview
The Company, headquartered in Harrisburg, Pennsylvania, is a one-bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiary, the Bank. At December 31, 2024, the Company had total assets of $5.4 billion, total liabilities of $4.9 billion and total shareholders' equity of $516.7 million as reported in the consolidated balance sheets.
The Company acquired Codorus Valley and its wholly-owned bank subsidiary PeoplesBank, A Codorus Valley Company on July 1, 2024. The merger and acquisition method of accounting was used to account for the transaction with the Company as the acquirer. The Company recorded the assets and liabilities of Codorus Valley at their respective fair values as of July 1, 2024. The transaction was valued at $233.4 million and expanded the Bank’s footprint into the York, Pennsylvania market while increasing its market penetration in its existing markets. The Bank has 38 full-service branches and seven limited purpose branches.
The Company incurred merger-related expenses of $22.7 million, a provision for legal settlement of $478 thousand and restructuring expenses of $296 thousand for the year ended December 31, 2024. For the year ended December 31, 2023, the Company incurred merger-related expenses of $1.1 million. The merger-related and other non-recurring expenses are included in non-interest expenses in the consolidated statements of income under Part II, Item 8, "Financial Statements and Supplemental Data."
Critical Accounting Estimates
The Company’s accounting and reporting policies are in accordance with GAAP and follow accounting and reporting guidelines prescribed by bank regulatory authorities and general practices within the financial services industry in which it operates. Our financial position and results of operations are affected by management's application of accounting policies, including estimates, and assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant accounting policies followed by the Company are presented in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data." These estimates, assumptions, and judgments are based on information available as of the balance sheet date and through the date the financial statements are filed with the SEC. In applying those accounting policies, the Company's management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. Certain of the critical accounting estimates are more dependent on such judgment and, in some cases, may contribute to volatility in our reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. The more critical accounting estimates include accounting for credit losses, income tax methodologies and accounting for business combinations.
Business Combinations
The Company accounts for its mergers and acquisitions using the acquisition method of accounting under the provisions of FASB ASC Topic 805 ("ASC 805"), Business Combinations. Under ASC 805, the assets acquired, including identified intangible assets such as core deposit intangibles and customer relationship intangibles, and liabilities assumed in a business combination are recognized at their acquisition-date fair value, while transaction costs and restructuring costs associated with the business combination are expensed as incurred. The excess of the merger consideration over the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill.
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
These critical accounting estimates are discussed in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024. Significant accounting policies and any changes in accounting principles and effects of new accounting pronouncements are discussed in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," in our Annual Report on Form 10-K for the year ended December 31, 2024.
Accounting for Credit Losses - Loans
The ACL represents the amount that, in management’s judgment, appropriately reflects credit losses inherent in the loan portfolio at the balance sheet date. A provision for credit losses is recorded to adjust the level of the ACL as determined by management. In accordance with ASU 2016-13, the CECL methodology requires an organization to measure all expected credit losses over the contractual term for financial assets measured at amortized cost based on historical credit loss experience, current conditions, and reasonable and supportable forecasts.
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
Management incorporates the national unemployment rate and GDP as the drivers of the quantitative portion of collectively evaluated reserves on loan classes reliant upon the DCF methodology, primarily as a result of high correlation coefficients identified in regression modeling, which represents a significant judgment in determining the ACL; however, changes in the macroeconomic forecast could significantly impact the calculated ACL. For the consumer loan segment, the quantitative reserve was calculated using the remaining life methodology where the average historical bank-specific and peer loss rates are applied to expected loan balances over an estimated remaining life of loans. The estimated remaining life is calculated using historical bank-specific loan attrition data.
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
Economic Climate, Inflation and Interest Rates
Preliminary real GDP was 2.3% on an annualized basis for the fourth quarter of 2024, which was a decrease from 3.1% for the third quarter of 2024 and from 3.4% during the fourth quarter of 2023. The decline from the third quarter of 2024 was due to a decline in investments and exports despite an increase in consumer spending. Fluctuations in real GDP in recent periods, due to inflation, credit conditions and geopolitical tensions, continue to create uncertainty in the current economic environment. The personal consumption expenditures ("PCE") price index increased by 2.4% in the fourth quarter of 2024 compared to an increase of 1.5% for third quarter of 2024 and 1.9% for the fourth quarter of 2023. Excluding food and energy prices, the PCE price index increased by 2.7% in the fourth quarter of 2024 compared to 2.2% in the third quarter of 2024 and 2.0% in the fourth quarter of 2023.
The national unemployment rate was 4.1% in December 2024 compared to 3.8% in December 2023. Within the Company's geographic footprint, the unemployment rate in Pennsylvania was 3.7% in December 2024 compared to 3.4% in December 2023. The unemployment rate in Maryland increased from 2.7% in December 2023 to 3.1% in December 2024. Despite the increases in both states since December 2023, the unemployment rates in Pennsylvania and Maryland both remain significantly below the national level. These state-wide unemployment rates are consistent with those experienced by the counties in which the Company operates branches and other corporate offices.
At December 31, 2024, the 10-year Treasury bond yield was 4.58%, an increase from 3.88% at December 31, 2023. In addition, the FOMC reduced the Federal Funds rate by 50 basis points in September 2024 and 25 basis points in December

2024. The decrease was based on the progress towards the FOMC's 2.0% inflation target and the unemployment rate remaining low despite recent slowing in job gains.
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
As the Company’s balance sheet consists primarily of financial instruments, interest income and interest expense are greatly influenced by the level of interest rates and the slope of the yield curve, as well as the mix of assets and funding. The Company has been able to grow its net interest income by $50.4 million from 2023 to 2024, which is attributed to the Merger that was completed on July 1, 2024 and continued success with the balance of organic commercial loan growth and pricing. Competition for quality lending opportunities and deposits remains intense, which, together with a flat yield curve and changing economic environment, will continue to challenge the Company's ability to grow its net interest margin and to manage its overhead expenses.
Results of Operations
Summary
Net income totaled $22.1 million, $35.7 million and $22.0 million for 2024, 2023 and 2022, respectively. Diluted earnings per share totaled $1.48, $3.42 and $2.06 for 2024, 2023 and 2022, respectively. For the year ended December 31, 2024, the Company incurred merger-related expenses of $22.7 million, provision for credit losses on acquired non-PCD loans of $15.5 million, retirement expenses for an executive of $4.8 million and a provision for legal settlement of $478 thousand, which were included in non-interest expenses of the consolidated statements of income. Excluding these non-recurring expenses, net income and diluted earnings per share totaled $56.1 million and $3.76, respectively, for the year ended December 31, 2024. Net income was $36.6 million and diluted earnings per share was $3.51 for the year ended December 31, 2023 excluding $1.1 million of merger-related expenses for the year ended December 31, 2023. The Company recorded a gain of $1.2 million from the sale of the Bank's Path Valley branch during the year ended December 31, 2023. Net income was $34.8 million and diluted earnings per share was $3.25 for the year ended December 31, 2022, excluding the financial impact of a legal settlement and restructuring expenses. See “Supplemental Reporting of Non-GAAP Measures.”
Net interest income totaled $155.3 million, $104.9 million and $99.6 million for 2024, 2023 and 2022, respectively. The increase in net interest income reflected the deployment of cash into higher yielding commercial loans and investment securities and the impact of the rising interest rates on interest-earning asset yields, partially offset by the impact of an increase in cost of funds and increases in interest-bearing liabilities. In addition, the increase in interest income during 2024 reflects the impact of the Merger, including net accretion of purchase accounting marks on loans, deposits and borrowings.
The provision for credit losses on loans totaled $17.4 million, $1.7 million and $4.2 million in 2024, 2023 and 2022, respectively. For the year ended December 31, 2024, the provision for credit losses increased primarily due to $15.5 million of reserves on acquired non-PCD loans as a result of the Merger. During the first quarter of 2023, the Company adopted the new accounting standard for CECL, which resulted in the change from the incurred loss model based on historical loss experience to the expected loss model, which reflects the projected credit losses over the expected life of financial assets and commitments.
Noninterest income totaled $37.4 million, $25.7 million and $27.0 million for 2024, 2023 and 2022, respectively. The increase of $11.7 million from 2023 to 2024 was primarily due to an increase in wealth management income of $5.0 million and increases in service charges and interchange income of $2.8 million, partially driven by the Merger. The remainder of the increase is across several line items primarily due to the Merger. These increase in 2024 compared to 2023 were partially offset by the gain of $1.2 million recorded to other income from the sale of the Path Valley branch for the year ended December 31, 2023. The decrease in noninterest income of $1.3 million from 2022 to 2023 was primarily due to a decrease of $1.6 million in swap fee income, partially offset by an increase in in mortgage banking activities of $184 thousand and the before mentioned gain on sale of the Path Valley branch in 2023. Other income in 2022 included realized gains on the Company's investment in a non-housing limited partnership of $1.1 million.
Noninterest expenses totaled $148.3 million, $83.8 million and $95.8 million for 2024, 2023 and 2022, respectively. The increase of $64.5 million from 2023 to 2024 includes non-recurring expenses of $43.4 million. The remainder of the increase is across several line items primarily due to impact from the Merger. The decrease of $11.9 million in non-interest expenses from 2022 to 2023 was due to a legal settlement of $13.0 million and a restructuring charge of $3.2 million during 2022, partially offset by an increase of $3.0 million in salaries and employee benefits expenses and merger-related expenses of $1.1 million during 2023.
Income tax expense totaled $5.8 million, $9.4 million and $4.6 million for 2024, 2023 and 2022, or an effective tax rate of 20.7%, 20.8% and 17.2% respectively. The Company’s effective tax rate is less than the 21% federal statutory rate due to tax-exempt income, including interest earned on tax-exempt loans and investment securities and income from life insurance policies and tax credits.
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
The FRB influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Starting in March 2022, the FOMC increased the Federal Funds rate by 425 basis points during 2022 and 100 basis points during 2023 as an attempt to combat the impact of inflation, the rising consumer price index, supply chain disruptions, the state of the labor market and geopolitical tensions. In the second half of 2024, the FOMC reduced the Federal Funds rate by 75 basis points based on the progress towards the 2.0% inflation target and the state of unemployment.
Core deposits are deposits that are stable, lower cost and generally reprice more slowly than other deposits when interest rates change. Core deposits, which exclude certificates of deposit, are typically funds of local clients who also have a borrowing or other relationship with the Bank. The Company is primarily funded by core deposits, with noninterest-bearing demand deposits historically being a source of funds. During 2022, the lower-cost funding base had a positive impact on the Bank's net interest income and net interest margin in the rising interest rate environment. However, as the Federal Funds rate continued to increase, the competition for deposits also increased in the latter part of 2022 and continued throughout 2024 with clients utilizing their funds at a higher frequency and additional liquidity was needed to meet the demands of our clients. In addition, decreases in demand deposits and savings deposits were primarily due to clients shifting to higher-yielding products within the Bank, including time deposits with promotional offerings of up to 18-month terms.

The following table presents net interest income, net interest spread and net interest margin on a taxable-equivalent basis for 2024, 2023 and 2022. Taxable-equivalent adjustments are the result of increasing income from tax-exempt loans and investment securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 21% federal corporate tax rate for 2024, 2023 and 2022, reflecting our statutory tax rates for those years.

	2024			2023			2022
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold and interest-bearing bank balances	$150,500	$7,764	5.14%	$40,856	$1,809	4.43%	$98,793	$774	0.78%
Taxable securities	564,702	27,361	4.85	396,779	18,031	4.54	368,479	10,237	2.78
Tax-exempt securities (1)	125,521	4,456	3.54	123,686	4,383	3.54	141,161	5,209	3.69
Total investment securities (2)	690,223	31,817	4.60	520,465	22,414	4.31	509,640	15,446	3.03
Loans (1)(3)(4)(5)(6)	3,150,425	210,994	6.68	2,239,574	127,107	5.68	2,042,422	93,799	4.59
Total interest-earning assets	3,991,148	250,575	6.26	2,800,895	151,330	5.40	2,650,855	110,019	4.15
Cash and due from banks	41,536			29,867			28,534
Bank premises and equipment	39,792			29,442			32,673
Other assets	288,082			167,499			155,428
Allowance for credit losses	(39,086)			(28,176)			(22,690)
Total assets	$4,321,472			$2,999,527			$2,844,800
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits(7)	$1,147,124	$21,455	1.87%	$1,525,204	$26,944	1.77%	$1,414,177	$4,308	0.30%
Savings deposits(7)	1,153,097	30,193	2.61	198,157	585	0.30	232,660	341	0.15
Time deposits	732,446	32,586	4.44	338,170	9,981	2.95	273,276	1,688	0.62
Total interest-bearing deposits	3,032,667	84,234	2.77	2,061,531	37,510	1.82	1,920,113	6,337	0.33
Securities sold under agreements to repurchase and federal funds purchased	17,543	215	1.22	14,111	114	0.80	22,305	44	0.20
FHLB advances and other borrowings	120,787	4,945	4.08	123,697	5,350	4.32	15,678	630	4.01
Subordinated notes and trust preferred debt	50,397	4,285	8.48	32,058	2,017	6.29	31,993	2,013	6.29
Total interest-bearing liabilities	3,221,394	93,679	2.91	2,231,397	44,991	2.02	1,990,089	9,024	0.45
Noninterest-bearing demand deposits	625,714			470,349			557,142
Other liabilities	82,084			54,447			53,288
Total liabilities	3,929,192			2,756,193			2,600,519
Shareholders’ equity	392,280			243,334			244,281
Total liabilities and shareholders' equity	$4,321,472			$2,999,527			$2,844,800
Taxable-equivalent net interest income / net interest spread		156,896	3.36%		106,339	3.39%		100,995	3.70%
Taxable-equivalent net interest margin			3.92%			3.80%			3.81%
Taxable-equivalent adjustment		(1,642)			(1,433)			(1,365)
Net interest income		$155,254			$104,906			$99,630
Ratio of average interest-earning assets to average interest-bearing liabilities			124%			126%			133%

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balance of investment securities is computed at fair value.
(3)	Average balances include nonaccrual loans.
(4)	Interest income on loans includes prepayment and late fees, where applicable.
(5)	Interest income on loans includes interest recovered of $1.6 million from the payoff of a commercial real estate loan on nonaccrual status for the year ended December 31, 2024.
(6)	Interest income on loans includes accretion on purchase accounting marks of $15.2 million, $748 thousand and $1.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(7)	Changes between average deposit type balances are due to operational updates for deposit sweeps for the year ended December 31, 2024.

The following table presents changes in net interest income on a taxable-equivalent basis for 2024 and 2023 by rate and volume components.

	2024 Versus 2023 Increase (Decrease) Due to Change in			2023 Versus 2022 Increase (Decrease) Due to Change in
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest Income
Federal funds sold and interest-bearing bank balances	$4,855	$1,100	$5,955	$(454)	$1,489	$1,035
Taxable securities	7,631	1,699	9,330	786	7,008	7,794
Tax-exempt securities	65	8	73	(645)	(181)	(826)
Loans	51,695	32,192	83,887	9,054	24,253	33,307
Total interest income	64,246	34,999	99,245	8,741	32,569	41,310
Interest Expense
Interest-bearing demand deposits	(6,679)	1,190	(5,489)	338	22,298	22,636
Savings deposits	2,819	26,789	29,608	(51)	294	243
Time deposits	11,637	10,968	22,605	401	7,892	8,293
Securities purchases under agreements to repurchase and federal funds purchased	27	74	102	(16)	86	70
FHLB advances and other borrowings	(126)	(279)	(405)	4,330	390	4,720
Subordinated notes and trust preferred debt	1,154	1,114	2,268	4	0	4
Total interest expense	8,832	39,856	48,688	5,006	30,960	35,966
Taxable-Equivalent Net Interest Income	$55,414	$(4,857)	$50,557	$3,735	$1,609	$5,344

Note:	The change attributed to volume is calculated by multiplying the average change in average balance by the prior year's average rate. The remainder is attributable to rate.

2024 versus 2023
Interest income on loans increased by $83.7 million, from $126.6 million in 2023 to $210.3 million in 2024, and interest income on investment securities increased by $9.4 million, from $21.5 million in 2023 to $30.9 million in 2024. Total interest expense increased by $48.7 million from $45.0 million in 2023 to $93.7 million in 2024. Interest expense on deposits increased by $46.7 million from $37.5 million in 2023 to $84.2 million in 2024, and interest expense on borrowed funds increased by $1.9 million to $7.5 million in 2023 to $9.4 million in 2024.
Net interest income on a taxable-equivalent basis increased by $50.4 million, or 48%, from $104.9 million in 2023 to $155.3 million in 2024. The Company’s net interest spread decreased by three basis points from 3.39% in 2023 to 3.36% in 2024 primarily due to an increase in cost of funds.
Taxable-equivalent net interest margin increased by twelve basis points to 3.92% in 2024 from 3.80% in 2023. The recognition of interest income previously applied to principal of $1.6 million from the payoff of a commercial real estate loan on nonaccrual status contributed four basis points to the Company's net interest margin during the year ended December 31, 2024. The taxable-equivalent yield on interest-earning assets increased by 86 basis points to 6.26% in 2024 from 5.40% in

2023, due primarily to the accretion recognized on fair value marks to loans and securities assumed in the Merger. The increase in yield was more than offset by an increase of 89 basis points in the cost of interest-bearing liabilities from 2.02% in 2023 to 2.91% in 2024 due primarily to increased funding costs on deposits from higher market interest rates and competitive pressures, an increase in the interest rate on Orrstown Financial Services, Inc.'s subordinated notes, which converted from a fixed rate to a floating rate on December 30, 2023, and the assumption of subordinated notes and trust preferred debt from the Merger.
Average loans increased by $910.9 million from $2.2 billion during 2023 to $3.2 billion during 2024. Average investment securities increased by $169.7 million from $520.5 million in 2023 to $690.2 million during 2024. Average interest-bearing liabilities increased by $990.0 million from $2.2 billion in 2023 to $3.2 billion during 2024.
The yield on loans increased by 100 basis points to 6.68% in 2024 from 5.68% in 2023. Taxable-equivalent interest income earned on loans increased by $83.9 million from $127.1 million in 2023 to $211.0 million in 2024 primarily due to an increase in the average balances, which was attributed to the acquired loans from the Merger and from the impact of the interest rate environment.
The average balance of commercial loans increased by $725.2 million from $1.8 billion during 2023 to $2.5 billion during 2024. Average residential mortgage loans increased by $120.7 million from $246.7 million for 2023 to $367.4 million for 2024. Average home equity loans increased by $57.8 million from $189.6 million for 2023 to $247.4 million for 2024. Average installment and other consumer loans increased by $7.2 million from $20.0 million for 2023 to $27.2 million for 2024.
Accretion of purchase accounting adjustments included in interest income was $15.2 million during 2024 compared to $748 thousand in 2023. The increase in accretion was due to the recognition of fair value marks from the Merger. Accelerated accretion totaled $5.4 million during 2024 compared to $269 thousand during 2023. Prepayment income on commercial loans increased from $826 thousand during 2023 to $1.1 million during 2024.
Interest income on investment securities on a tax-equivalent basis increased by $9.4 million to $31.8 million for 2024 from $22.4 million for 2023, with the taxable equivalent yield increasing by 29 basis points from 4.31% for 2023 to 4.60% for 2024. This increase reflects the impact from the higher interest rates as well as the accretion of discounts recorded on investment securities assumed from the Merger. Average investment securities increased by $169.7 million from $520.5 million in 2023 to $690.2 million during 2024 due primarily to the Merger.
Interest income on federal funds sold and interest-bearing bank balances on a tax-equivalent basis increased by $6.0 million to $7.8 million for 2024 from $1.8 million for 2023. The average balance of federal funds sold and interest-bearing bank balances increased by $109.6 million from $40.9 million for 2023 to $150.5 million for 2024. The Federal Funds rate had remained unchanged from the prior rate increase of 25 basis points in July 2023 until the FOMC cut the Federal Funds rate by 50 basis points in September 2024 and 25 basis points in December 2024.
Interest expense on deposits increased by $46.7 million from $37.5 million in 2023 to $84.2 million in 2024 as the cost of borrowings increased by 95 basis points from 1.82% in 2023 to 2.77% in 2024 as funding costs increased due to higher market interest rates and competitive pressures on deposit pricing. The average balance of interest-bearing deposits increased by $971.1 million from $2.1 billion in 2023 to $3.0 billion in 2024. Average time deposits increased by $394.3 million in 2024, which resulted in increased interest expense on time deposits of $11.6 million. The cost of time deposits increased by 149 basis points from 2.95% in 2023 to 4.44% in 2024 as clients sought higher-yielding products during the rising interest rate environment, including the Bank's promotional offerings for time deposits with terms up to 18-months. Amortization expense of fair value marks on acquired time deposits was $2.1 million for the year ended December 31, 2024. The increase in deposit balances was primarily due to the Merger.
Interest expense on borrowings increased by $1.9 million to $9.4 million in 2024 from $7.5 million in 2023 despite the cost of borrowings decreasing by 24 basis points from 4.32% in 2023 to 4.08% in 2024. Average borrowings increased by $18.8 million from $169.9 million in 2023 to $188.7 million in 2024, which included $50.4 million in average subordinated notes and trust preferred debt for the year ended December 31, 2024, an increase of $18.3 million, from $32.1 million for the year ended December 31, 2023. This increase is due to the assumption of subordinated debt of $31.0 million and trust preferred debt of $10.3 million from the Merger. The interest rate increased on Orrstown Financial Services, Inc.'s outstanding subordinated notes of $32.5 million, which converted from a fixed rate of 6.00% to a floating rate of 8.78% on December 30, 2023. The interest rate on the Company's subordinated notes at December 31, 2024 was 8.03%. The subordinated notes assumed from the Merger have a fixed rate of interest equal to 4.50% until December 30, 2025. The trust preferred debt issuances have a variable rate of three-month CME term SOFR, plus a spread adjustment and margin. Amortization expense of fair value marks on acquired borrowings was $294 thousand for the year ended December 31, 2024.

2023 versus 2022
Net interest income increased by $5.3 million from $99.6 million in 2022 to $104.9 million in 2023. Similarly, net interest income on a taxable-equivalent basis for 2023 increased by $5.3 million compared with 2022. The Company’s net interest spread decreased by 31 basis points from 3.70% in 2022 to 3.39% in 2023 primarily due to the increase in the cost of funds.
Interest income on loans increased by $33.1 million, from $93.5 million in 2022 to $126.6 million in 2023, and interest income on investment securities increased by $7.1 million, from $14.4 million in 2022 to $21.5 million in 2023. Total interest expense increased by $36.0 million from $9.0 million in 2022 to $45.0 million in 2023. Interest expense on deposits increased by $31.2 million from $6.3 million in 2022 to $37.5 million in 2023, and interest expense on borrowed funds increased by $4.9 million to $2.6 million in 2022 to $7.5 million in 2023.
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
Interest expense on deposits increased by $31.2 million from $6.3 million in 2022 to $37.5 million in 2023. The average balance of interest-bearing deposits increased by $141.4 million from $1.9 billion in 2022 to $2.1 billion 2023 and the cost of funds increased by 149 basis points from 0.33% in 2022 to 1.82% in 2023. Average time deposits increased by $64.9 million in 2023, which the change in volume increased interest expense on time deposits by $401 thousand. The cost of time deposits increased by 233 basis points from 0.62% in 2022 to 2.95% in 2023 as clients sought higher-yielding products during the rising interest rate environment, including the Bank's promotional offerings for time deposits with terms up to 18-months. Average interest-bearing demand deposits increased by $111.0 million in 2023. Interest expense for interest-bearing demand deposits increased by $22.6 million, with the cost of funds increasing by 147 basis points from 0.30% in 2022 to 1.77% in 2023 as a result of deposit rate increases during 2023.
Interest expense on borrowings increased by $4.9 million to $7.5 million in 2023 from $2.6 million in 2022, as the cost of borrowings increased by 31 basis points from 4.01% in 2022 to 4.32% in 2023. Average borrowings increased by $108.0 million from $15.7 million in 2022 to $123.7 million in 2023, as the Bank opted to borrow funds to provide additional liquidity to meet the credit needs of its clients. On December 31, 2023, the Company's subordinated notes converted from a fixed rate at 6.0% to a variable rate of three-month CME term SOFR rate plus 3.16%, or 8.78%.
Provision for Credit Losses
The Company recorded a provision for credit losses of $17.4 million, $1.7 million and $4.2 million in 2024, 2023 and 2022, respectively. On January 1, 2023, the Company adopted the new accounting standard, referred to as CECL, which transitioned from the incurred loss model based on historical loss experience and economic and market conditions to the expected loss model. The CECL standard reflects expected credit losses over the expected life of the financial assets and commitments, primarily based on the DCF methodology for the majority of the loan segments, which applies the probability of default and loss given default factors to future cash flows, and adjusts to the net present value to derive the required reserve. Macroeconomic conditions are incorporated into the model for unemployment and gross domestic product, in addition to model assumptions for discount rate and prepayment and curtailment speeds.
The ACL to total loan ratio decreased from 1.25% at December 31, 2023 to 1.24% at December 31, 2024. In 2024, the provision for credit losses increased primarily due to $15.5 million of reserves on acquired non-PCD loans, which was partially offset by a reversal of the provision for credit losses for off-balance sheet credit exposures of $862 thousand. The remaining provision expense recorded for the year ended December 31, 2024 was due to commercial loan growth, partially offset by changes to qualitative factors during 2024; specifically the Economic Conditions qualitative factor was reduced and the Other External Factors qualitative factor is no longer assigned to the impacted loan segments. These changes were based on improved economic factors, as well as concerns subsiding from the prior year about liquidity conditions within the banking industry. The Economic Conditions qualitative factor for the residential mortgage loan segment was removed and there was a decrease in the Collateral Valuation Trends qualitative factor from a moderate to low level in the ACL model for the residential mortgage and installment and other loan segments. These changes were based on the stabilization in real estate collateral valuation, housing demand and overall portfolio performance. In 2023 and 2022, the provision for credit losses was driven primarily by increases in commercial loans, excluding SBA PPP loan forgiveness activity, of $118.3 million and $299.9 million, respectively, in addition to the overall increase in expected loss rates under CECL. During 2023, the Delinquency and Classified Loan Trends qualitative factor was increased for the commercial & industrial and owner-occupied commercial real estate loan classes, which was based on a trend of increases in loans downgraded to the special mention or classified risk rating. All other qualitative factors were unchanged from levels at adoption of CECL. During 2022, qualitative factors were unchanged, except for a reduction in the National and Local Economic Conditions factor, which reduced the provision by $726 thousand.
Net charge-offs totaled $3.3 million in 2024, compared to net charge-offs of $581 thousand in 2023. The increase in net charge-offs was due primarily to a charge-off of $2.4 million for one commercial and industrial relationship and charge-offs of $595 thousand associated with a loan sale. Nonaccrual loans were 0.61% of gross loans at December 31, 2024, compared with 1.11% of gross loans at December 31, 2023. Nonaccrual loans decreased by $1.4 million from $25.5 million at December 31, 2023 to $24.1 million at December 31, 2024 due to the payoffs of two commercial real estate loans with outstanding balances totaling $15.0 million and a sale of mostly commercial and industrial loans on nonaccrual status of $2.6 million, mostly offset by acquired loans on nonaccrual status of $12.8 million from the Merger and other additions in commercial and industrial and CRE loans. See further discussion in the “Asset Quality” and “Credit Risk Management” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Noninterest Income
The following table compares noninterest income for 2024, 2023 and 2022.

	2024	2023	2022	$ Change		% Change
				2024-2023	2023-2022	2024-2023	2023-2022
Service charges on deposit accounts	$5,327	$3,949	$3,826	$1,378	$123	34.9%	3.2%
Interchange income	5,259	3,873	4,055	1,386	(182)	35.8	(4.5)
Other service charges, commissions and fees	1,566	917	788	649	129	70.8	16.4
Swap fee income	1,676	1,039	2,632	637	(1,593)	61.3	(60.5)
Trust and investment management income	11,501	7,691	7,631	3,810	60	49.5	0.8
Brokerage income	4,852	3,649	3,620	1,203	29	33.0	0.8
Mortgage banking activities	1,835	591	407	1,244	184	210.5	45.2
Income from life insurance	3,866	2,482	2,339	1,384	143	55.8	6.1
Other income	1,304	1,508	1,814	(204)	(306)	(13.5)	(16.9)
Subtotal before securities gains (losses)	37,186	25,699	27,112	11,487	(1,413)	44.7	(5.2)
Investment securities gains (losses)	249	(47)	(160)	296	113	629.8	70.6
Total noninterest income	$37,435	$25,652	$26,952	$11,783	$(1,300)	45.9%	(4.8)%

2024 versus 2023
Noninterest income increased by $11.7 million from 2023 to 2024. The primary driver of the overall increase was the impact of the Merger. The following were significant factors in the net increase:
•Wealth management income increased by $5.0 million due to strong market performance and growth in managed assets, both organically and through the acquisition of two registered investment advisory firms since September 2023 with total assets under management of $151 million. From the Merger, the Company generated an additional $3.2 million in wealth management income.
•Swap fee income increased by $637 thousand as swap fee income will fluctuate based on market conditions and client demand.
•Mortgage banking income increased by $1.2 million. Mortgage loans sold totaled $45.8 million in 2024, which included a $7.2 million portfolio sold to another institution, compared to $23.8 million during 2023.
•Other income decreased by $204 thousand due primarily to a gain of $1.2 million from the sale of the Bank's Path Valley branch during 2023, partially offset by $408 thousand of solar tax credit income recognized in 2024.
•The gain on investment securities in 2024 was due to a $4.6 million security redemption, resulting in a gain of $181 thousand and the mark-to-market activity on an equity security. During 2023, the Company sold three U.S. Treasury securities with a principal balance of $19.9 million for a nominal gain and six securities issued by state and political subdivisions with a principal balance of $2.2 million for a net loss of $44 thousand.
•Other line items within noninterest income showed fluctuations attributable to normal business operations and the impact of the Merger.
2023 versus 2022
Noninterest income decreased by $1.3 million from 2022 to 2023. The following were significant factors in the net decrease:
•Other service charges, commissions and fees increased by $129 thousand due primarily to increases of $58 thousand in credit card fee income and $51 thousand in loan fees charged to clients for loan workout and forbearance agreements.
•Swap fee income decreased by $1.6 million as swap fee income will fluctuate based on market conditions and client demand.
•Mortgage banking income increased by $184 thousand from 2022 to 2023 due to a decline in the fair value losses on the Bank's held-for-sale loans caused by a significant increase in mortgage interest rates during 2022 compared to the fluctuation during the current year. The fair value mark declined $323 thousand in 2023 compared to a decrease of $1.3 million in 2022. However, market conditions and elevated interest rates continued to hinder mortgage production during 2023. Most mortgage production remains in adjustable-rate products, which are held in portfolio, and thus have resulted in a reduction in the residential mortgage loan pipeline and secondary market sales. Mortgage loans sold totaled $23.8 million during 2023 compared to $76.2 million during 2022.
•Other income decreased by $306 thousand from 2022 to 2023 primarily due to distribution of $964 thousand from investments in non-housing limited partnerships, gains on the sales of two SBA loans totaling $306 thousand and tax credits of $102 thousand recognized from the Bank's investment in solar energy renewable energy partnerships during 2022, partially offset by a gain of $1.1 million from the sale of the Bank's Path Valley branch during 2023.
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
Noninterest Expenses
The following table compares noninterest expenses for 2024, 2023 and 2022.

				$ Change		% Change
	2024	2023	2022	2024-2023	2023-2022	2024-2023	2023-2022
Salaries and employee benefits	$76,581	$50,983	$48,004	$25,598	$2,979	50.2%	6.2%
Occupancy	5,978	4,342	4,729	1,636	(387)	37.7	(8.2)
Furniture and equipment	8,592	5,251	5,083	3,341	168	63.6	3.3
Data processing	6,088	4,913	4,560	1,175	353	23.9	7.7
Automated teller machine and interchange fees	2,281	1,252	1,287	1,029	(35)	82.2	(2.7)
Advertising and bank promotions	2,587	2,157	2,264	430	(107)	19.9	(4.7)
FDIC insurance	2,677	1,960	1,083	717	877	36.6	81.0
Professional services	4,142	2,905	3,254	1,237	(349)	42.6	(10.7)
Directors' compensation	783	915	938	(132)	(23)	(14.4)	(2.5)
Taxes other than income	734	1,050	1,391	(316)	(341)	(30.1)	(24.5)
Intangible asset amortization	5,742	953	1,105	4,789	(152)	502.5	(13.8)
Merger-related expenses	22,671	1,059	—	21,612	1,059	2,040.8	100.0
Provision for legal settlement	478	—	13,000	478	(13,000)	100.0	(100.0)
Restructuring expenses	296	—	3,155	296	(3,155)	100.0	(100.0)
Other operating expenses	8,707	6,103	5,925	2,604	178	42.7	3.0
Total noninterest expenses	$148,337	$83,843	$95,778	$64,494	$(11,935)	76.9%	(12.5)%

2024 versus 2023
Noninterest expenses increased by $64.5 million from 2023 to 2024. The primary driver of the overall increase was the impact of the Merger. The following were significant factors in the net increase:
•Merger-related expenses increased by $21.6 million, which primarily included employee separation costs, vendor contract terminations and professional fees incurred in connection with the Merger.
•Salaries and employee benefits expense includes a $4.8 million charge associated with the retirement of an executive.
•Data processing expense increased by $1.2 million due to the use of two core processing systems. The system conversion process was completed in November 2024.
•Intangible asset amortization increased by $4.8 million due to the amortization expense recognized on the core deposit intangible and customer relationship intangible recorded as a result of the Merger.
•The Company agreed to settle a litigation matter, which resulted in a provision for legal settlement of $478 thousand in the fourth quarter of 2024.

•Restructuring expense of $296 thousand was recorded due to the closure of six branch locations during the fourth quarter of 2024.
•Other line items within noninterest expense showed fluctuations attributable to normal business operations and the impact of the Merger.
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
Income Taxes
Income tax expense totaled $5.8 million, $9.4 million and $4.6 million for 2024, 2023 and 2022, respectively. The effective tax rate for 2024 was 20.7% compared with 20.8% for 2023 and 17.2% for 2022. Generally, the Company’s effective tax rate is less than the 21% federal statutory rate due to tax-exempt income, including interest earned on tax-exempt loans and investment securities, income from life insurance policies and tax credits, partially offset by disallowed interest expense and state income taxes. Although the change in the effective tax rate was minimal year-over-year, the rate in 2024 was impacted by non-deductible merger-related expenses, which were greater than in 2023. With the rising interest rates, each year was impacted by the portion of interest expense disallowed as a deduction against earnings under the TEFRA and an increase in state taxes as a result of a greater percentage of taxable income earned in a state with a state income tax.
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
The Company has established investment policies and an asset management policy to assist in administering its investment portfolio. Decisions to purchase or sell these securities are based on economic conditions and management’s strategy to respond to changes in interest rates, liquidity, pledges to secure deposits and repurchase agreements and other factors while trying to maximize return on the investments. The Company may segregate its investment security portfolio into three categories: “securities held-to-maturity,” “trading securities” and “securities available-for-sale.” At December 31, 2024 and 2023, management classified the entire investment securities portfolio as AFS, which is accounted for at current market value with non-credit losses and gains reported in OCI, net of income taxes.
The Company's investment securities portfolio includes debt investments that are subject to varying degrees of credit and market risks, which arise from general market conditions, and factors impacting specific industries, as well as news that may impact specific issues. Management monitors its debt securities, using various indicators in determining whether unrealized losses on debit securities are credit-related and require an ACL. These indicators include the amount of time the security has been in an unrealized loss position, the cause and extent of the unrealized loss and the credit quality of the issuer and underlying assets. In addition, management assesses whether it is likely the Company will have to sell the investment security prior to recovery, or it expects to be able to hold the investment security until the price recovers. The Company determined that the declines in market value were due to increases in interest rates and market movements, and not due to credit factors. The Company does not intend to sell these securities with unrealized losses and it is more likely than not that the Company will not be required to sell them before recovery of their amortized cost basis, which may be maturity. Therefore, the Company has concluded that the unrealized losses on the AFS securities did not require an ACL at December 31, 2024 and 2023. Under the prior OTTI framework, the Company did not record any cumulative OTTI expense at December 31, 2022.
The following table summarizes the fair value of AFS securities at December 31, 2024, 2023 and 2022.

	2024	2023	2022
U.S. Treasury	$18,063	$17,840	$17,291
U.S. Government Agencies	3,053	4,151	5,135
States and political subdivisions	200,028	203,122	197,414
GSE residential MBS	151,548	57,632	59,402
GSE commercial MBS	8,792	4,743	—
GSE residential CMOs	324,692	73,102	68,378
Non-agency CMOs	33,284	44,669	39,758
Asset-backed	88,103	108,134	125,973
Corporate bonds	1,954	—	—
Other	194	126	377
Total investment securities	$829,711	$513,519	$513,728
At December 31, 2024, AFS securities totaled $829.7 million, an increase of $316.2 million, from $513.5 million at December 31, 2023. Pursuant to the Merger, the Company acquired AFS securities with a fair value totaling $327.1 million. To align with the Company's investment strategy and to achieve higher yielding results, $162.7 million of the acquired AFS securities were sold, which included $91.5 million of MBS and CMO's, $27.1 million of corporate debt securities, $24.4 million of securities issued by state and political subdivisions and $19.7 million of securities issued by U.S. government agencies. The sales resulted in no gain or loss as the securities were sold at book value due to the proximity of the sales to the closing date of the Merger. Most of the proceeds from the sales of the acquired AFS securities were reinvested. During 2024, the Company purchased investment securities totaling $227.1 million, which included $224.8 million of agency MBS and CMO securities, $1.5 million of non-agency CMO securities and $788 thousand of investment securities issued by state and political subdivisions.

In addition, calls of non-agency CMO securities totaled $18.0 million and there were paydowns of $58.2 million. The balance of investment securities included net unrealized losses of $35.2 million at December 31, 2024 compared to net unrealized losses of $35.6 million at December 31, 2023 for a decrease of $361 thousand. This decrease in net unrealized losses was primarily due to lower treasury rates and narrower credit spreads compared to December 31, 2023. The Company has sufficient access to liquidity such that management does not believe it would be necessary to sell any of its investment securities at a loss to offset any unexpected deposit outflows. Management believes the structure of the Company's investment security portfolio is appropriately aligned with the rest of the balance sheet to protect against volatile interest rate environments, to provide a source of liquidity and to generate steady earnings.
At December 31, 2023, AFS securities totaled $513.5 million, an increase of $209 thousand, from $513.7 million at December 31, 2022. During 2023, the Company purchased investment securities totaling $45.6 million, which included $19.8 million of U.S. Treasury securities, $15.3 million of agency MBS and CMO securities, $8.9 million of non-agency CMO securities and $972 thousand of asset-backed securities. During 2023, the Company sold three U.S. Treasury securities with a total principal balance of $19.9 million for a nominal gain and six securities issued by state and political subdivisions with a total principal balance of $2.2 million for a net loss of $44 thousand. The sale of the securities issued by state and political subdivisions in net unrealized loss position was to redeploy funds from the lower yielding investment securities to higher yielding assets. The balance of investment securities included net unrealized losses of $35.6 million at December 31, 2023 compared to net unrealized losses of $49.6 million at December 31, 2022 for a reduction in unrealized losses of $14.0 million. The decrease in net unrealized losses was primarily due to lower treasury rates and contracting credit spreads during 2023 compared to 2022. The Company has sufficient access to liquidity such that management does not believe it would be necessary to sell any of its investment securities at a loss to offset any unexpected deposit outflows. Management believes the structure of the Company's investment securities portfolio is appropriately aligned with the remainder of the balance sheet to protect against volatile interest rate environments and to generate steady earnings.

The following table shows the maturities of investment securities at book value at December 31, 2024, and weighted average yields of such investment securities. Yields are shown on a tax equivalent basis, assuming a 21% federal income tax rate.

	Within 1 year	After 1 year but within 5 years	After 5 years but within 10 years	After 10 years	Total
U.S. Treasury securities
Book value	$—	$20,043	$—	$—	$20,043
Yield	—%	1.05%	—%	—%	1.05%
Average maturity (years)	—	3.3	—	—	3.3
U. S. Government Agencies
Book value	$—	$—	$2,953	$—	$2,953
Yield	—%	—%	6.46%	—%	6.46%
Average maturity (years)	—	—	7.0	—	7.0
States and political subdivisions
Book value	$—	$20,424	$48,805	$151,189	$220,418
Yield	—%	2.84%	3.01%	2.75%	2.82%
Average maturity (years)	—	3.7	7.5	18.8	14.9
GSE residential mortgage-backed securities
Book value	$—	$—	$1,599	$154,194	$155,793
Yield	—%	—%	4.76%	4.66%	4.66%
Average maturity (years)	—	—	7.7	28.0	27.8
GSE commercial mortgage-backed securities
Book value	$—	$892	$3,101	$4,577	$8,570
Yield	—%	4.86%	4.99%	6.01%	5.52%
Average maturity (years)	—	—	0.1	0.2	14.3
GSE residential CMOs
Book value	$—	$—	$1,291	$329,725	$331,016
Yield	—%	—%	4.04%	4.86%	4.86%
Average maturity (years)	—	—	9.3	30.3	30.2
Non-agency CMOs
Book value	$1,571	$3,073	$—	$30,904	$35,548
Yield	7.07%	2.58%	—%	4.57%	4.51%
Average maturity (years)	0.3	3.0	—	30.9	27.2
Asset-backed
Book value	$—	$—	$560	$87,890	$88,450
Yield	—%	—%	6.44%	6.00%	6.00%
Average maturity (years)	—	—	8.9	20.3	20.3
Corporate bonds
Book value	$—	$1,935	$—	$—	$1,935
Yield	—%	5.84%	—%	—%	5.84%
Average maturity (years)	—	3.3	—	—	3.3
Other
Book value	$—	$—	$—	$194	$194
Yield	—%	—%	—%	—%	—%
Average maturity (years)	—	—	—	—	—
Total
Book value	$1,571	$46,367	$58,309	$758,673	$864,920
Yield	7.07%	2.21%	3.39%	4.53%	4.33%
Average maturity (years)	0.3	3.5	7.5	26.4	23.8

The average maturity is based on the contractual terms of the debt or mortgage-backed securities, and does not factor in required repayments or anticipated prepayments. At December 31, 2024, the weighted average estimated life is 29 years for mortgage-backed and CMO securities, and 20 years for asset-backed securities, based on current interest rates and anticipated prepayment speeds. The overall duration of the Company's investment security portfolio is 4.1 years and 4.3 years at December 31, 2024 and 2023, respectively.
The following table summarizes the credit ratings and collateral associated with the Company's AFS investment securities portfolio, excluding equity securities, at December 31, 2024:

Sector	Portfolio Mix	Amortized Book	Fair Value	Credit Enhancement	AAA	AA	A	BBB	NR	Collateral / Guarantee Type
Unsecured ABS	—%	$3,073	$2,854	27%	—%	—%	—%	—%	100%	Unsecured Consumer Debt
Student Loan ABS	1	4,060	4,035	27	—	—	—	—	100	Seasoned Student Loans
Federal Family Education Loan ABS	9	80,121	80,063	11	7	81	—	12	—	Federal Family Education Loan (1)
PACE Loan ABS	—	1,985	1,727	7	100	—	—	—	—	PACE Loans (2)
Non-Agency RMBS	2	16,555	14,528	16	100	—	—	—	—	Reverse Mortgages (3)
Non-Agency CMBS	2	15,920	15,901	27	—	—	—	—	100
Municipal - General Obligation	12	99,515	90,767		11	82	7	—	—
Municipal - Revenue	14	120,903	109,261		—	82	12	—	6
SBA ReRemic (5)	—	2,283	2,278		—	100	—	—	—	SBA Guarantee (4)
Small Business Administration	1	5,926	6,263		—	100	—	—	—	SBA Guarantee (4)
Agency MBS	19	160,027	155,778		—	100	—	—	—	Residential Mortgages (4)
Agency CMO	38	332,380	326,045		—	100	—	—	—
U.S. Treasury securities	2	20,043	18,063		—	100	—	—	—	U.S. Government Guarantee (4)
Corporate bonds	—	1,935	1,954		—	—	52	48	—
	100%	$864,726	$829,517		4%	89%	3%	1%	3%

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
Generally, the Bank is permitted under applicable law to make loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of total capital and excess ACL not included in Tier 2 capital. The Company's policy has established an internal lending limit of $25.0 million to one borrower or a group of borrowers, except for commercial real estate loans, which the Company reduced the internal lending limit to $15.0 million on a per project basis beginning in 2024. Credit exposure may be aggregated if loans are under common control or ownership or with common guarantors, for which the internal lending limit is $50.0 million, but not permitted to exceed the regulatory lending limit. These amounts are below the Bank's regulatory lending limit of $78.7 million at December 31, 2024. No borrower had an outstanding exposure exceeding the Bank's legal lending limit at year-end.
The risks associated with lending activities differ among loan segments and classes and are subject to the impact of changes in interest rates, market conditions of collateral securing the loans and general economic conditions. Any of these factors may adversely impact a borrower’s ability to repay loans, and also impact the associated collateral. A further discussion on the Company's loan segments and classes, related risks and methodology for the allowance for credit losses are included in Note 1, Summary of Significant Accounting Policies, and Note 4, Loans and Allowance for Credit Losses, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

The following table presents the loan portfolio, excluding residential LHFS, by segments and classes at December 31 of each of the years set forth below.

	2024	2023	2022	2021	2020
Commercial real estate:
Owner-occupied	$633,567	$373,757	$315,770	$238,668	$174,908
Non-owner occupied	1,160,238	694,638	608,043	551,783	409,567
Multi-family	274,135	150,675	138,832	93,255	113,635
Non-owner occupied residential	179,512	95,040	104,604	106,112	114,505
Acquisition and development:
1-4 family residential construction	47,432	24,516	25,068	12,279	9,486
Commercial and land development	241,424	115,249	158,308	93,925	51,826
Agricultural	125,156	26,847	25,990	26,026	25,873
Commercial and industrial	451,384	340,238	331,784	459,702	621,495
Municipal	30,044	9,812	12,173	14,989	20,523
Residential mortgage:
First lien	460,297	266,239	229,849	198,831	244,321
Home equity – term	5,988	5,078	5,505	6,081	10,169
Home equity – lines of credit	303,561	186,450	183,241	160,705	157,021
Installment and other loans	18,476	9,774	12,065	17,630	26,361
Total loans	$3,931,214	$2,298,313	$2,151,232	$1,979,986	$1,979,690

Total loans increased by $1.6 billion to $3.9 billion at December 31, 2024 from $2.3 billion at December 31, 2023. The increase is due to $1.6 billion in loans acquired in the Merger and continued portfolio growth in the commercial loan segment and residential mortgage segment during 2024. During December 2024, the Company sold acquired loans from the Merger with an unpaid principal balance totaling $6.0 million, inclusive of loans on nonaccrual status totaling $2.6 million. The Company recorded charge offs related to the loan sale of $595 thousand, but also recognized accretion of $1.1 million on the associated loan marks in interest income.
The loan portfolio at December 31, 2023 increased by $147.1 million to $2.3 billion from $2.2 billion at December 31, 2022 due primarily to commercial loan and residential mortgage production. The increase was due to growth in the commercial real estate loan segment of $146.9 million, residential mortgages of $39.2 million, and commercial and industrial loans of $9.3 million, partially offset by a decrease in the acquisition and development loan segment of $43.6 million. The decrease in the acquisition and development loan segment includes construction-to-permanent loans for which construction has been completed or there is a certificate of occupancy, which allows for the transfer of the loan classification to a permanent loan class secured by real estate. Overall loan growth, excluding SBA PPP forgiveness activity of $8.1 million, was $155.2 million or 7% for the year ended December 31, 2023 compared to 2022.

In addition to monitoring the loan portfolio by loan class as noted above, the Company also monitors concentrations by segment. The Bank’s lending policy reports segment concentrations that exceed 20% of the Bank’s total risk-based capital ("RBC"). The following segments met this criterion at December 31, 2024:

	Balance	% of Total Loans	% of Total RBC
Office Space	$293,887	7.5%	54.4%
1-4 Family Rentals	182,908	4.7	33.9
Hotels & Motels (including Bed & Breakfast)	177,923	4.5	33.0
Multi-Family	274,135	7.0	50.8
Purchased Participation	209,295	5.3	38.8
Senior Housing and Care	153,084	3.9	28.4
Strip Centers (Retail)	205,941	5.2	38.1
Warehouse	180,894	4.6	33.5
Management regularly analyzes the commercial real estate portfolio, which includes the review of occupancy, cash flows, expenses and expiring leases, as well as the location of the real estate. At December 31, 2024, the Company had $293.9 million in loans related to office space, which had a weighted average loan-to-value ratio of 51%. Management believes that the office space portfolio is well-diversified and includes only limited exposure to properties located in major metropolitan markets. The Company does not have any material exposure to office space in the District of Columbia area. In addition, the Company does not have any material exposure to government contractors.
The following table presents expected maturities of loan classes by fixed rate or adjustable-rate categories at December 31, 2024.

	Due In
	One Year or Less	One Year Through Five Years	Five Years Through 15 Years	After 15 Years	Total	% of Total
Commercial real estate:
Owner occupied
Fixed rate	$13,506	$122,692	$104,242	$8,607	$249,047	39%
Adjustable and floating rate	54,473	74,320	236,984	18,743	384,520	61%
	67,979	197,012	341,226	27,350	633,567	100%
Non-owner occupied
Fixed rate	44,922	148,964	135,911	2,892	332,689	29%
Adjustable and floating rate	10,493	168,156	648,577	323	827,549	71%
	55,415	317,120	784,488	3,215	1,160,238	100%
Multi-family
Fixed rate	36,877	29,143	19,318	62	85,400	31%
Adjustable and floating rate	41,470	42,567	102,350	2,348	188,735	69%
	78,347	71,710	121,668	2,410	274,135	100%
Non-owner occupied residential
Fixed rate	11,356	50,954	8,739	1,754	72,803	41%
Adjustable and floating rate	4,085	22,933	77,364	2,327	106,709	59%
	15,441	73,887	86,103	4,081	179,512	100%
(continued)

	Due In
	One Year or Less	One Year Through Five Years	Five Years Through 15 Years	After 15 Years	Total	% of Total
Acquisition and development:
1-4 family residential construction
Fixed rate	6,658	688	—	1,307	8,653	18%
Adjustable and floating rate	27,672	7,359	10	3,738	38,779	82%
	34,330	8,047	10	5,045	47,432	100%
Commercial and land development
Fixed rate	14,332	19,968	8,359	110	42,769	18%
Adjustable and floating rate	81,995	64,776	50,789	1,095	198,655	82%
	96,327	84,744	59,148	1,205	241,424	100%
Agricultural
Fixed rate	6,766	60,883	10,656	—	78,305	63%
Adjustable and floating rate	18,507	2,668	23,383	2,293	46,851	37%
	25,273	63,551	34,039	2,293	125,156	100%
Commercial and industrial
Fixed rate	4,885	121,867	42,525	573	169,850	38%
Adjustable and floating rate	110,078	93,911	75,669	1,876	281,534	62%
	114,963	215,778	118,194	2,449	451,384	100%
Municipal
Fixed rate	507	3,793	14,742	4,131	23,173	77%
Adjustable and floating rate	—	—	5,112	1,759	6,871	23%
	507	3,793	19,854	5,890	30,044	100%
Residential mortgage:
First lien
Fixed rate	169	6,559	31,855	190,667	229,250	50%
Adjustable and floating rate	—	481	17,319	213,247	231,047	50%
	169	7,040	49,174	403,914	460,297	100%
Home equity - term
Fixed rate	28	1,091	3,083	1,190	5,392	90%
Adjustable and floating rate	—	48	221	327	596	10%
	28	1,139	3,304	1,517	5,988	100%
Home equity - lines of credit
Fixed rate	112	13,223	70,625	16,723	100,683	33%
Adjustable and floating rate	6,763	141	1,994	193,980	202,878	67%
	6,875	13,364	72,619	210,703	303,561	100%
(continued)

	Due In
	One Year or Less	One Year Through Five Years	Five Years Through 15 Years	After 15 Years	Total	% of Total
Installment and other loans
Fixed rate	399	7,326	917	4	8,646	47%
Adjustable and floating rate	22	1,081	3,873	4,854	9,830	53%
	421	8,407	4,790	4,858	18,476	100%
	$496,075	$1,065,592	$1,694,617	$674,930	$3,931,214
The final maturity is used in the determination of maturity of acquisition and development loans that convert from construction to permanent status. Variable rate loans shown above include semi-fixed loans that contractually will adjust with prime or another variable rate index after the interest lock period.
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
On January 1, 2023, the Company adopted ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"). ASU 2022-02 eliminated the TDR accounting model, and requires that the Company evaluate, based on the accounting for loan modifications, whether the borrower is experiencing financial difficulty, if the modification results in a more-than-insignificant direct change in the contractual cash flows and if the modified terms represent a new loan or a continuation of an existing loan, which the Company refers to these loans as "financial difficulty modifications" or "FDMs."
Prior to the adoption of ASU 2022-02, loans were classified as TDRs if a concession was granted for legal or economic reasons related to a borrower’s financial difficulties. Concessions granted under a TDR typically involved a temporary deferral of scheduled loan payments, an extension of a loan’s stated maturity date, temporary reduction in interest rates, or below market rates. If a modification occurred while the loan is on accruing status, it would continue to accrue interest under the modified terms. Nonaccrual TDRs were restored to accrual status if scheduled principal and interest payments, under the modified terms, were current for six months after modification, and the borrower continues to demonstrate its ability to meet the modified terms. TDRs were evaluated individually for impairment if they have been restructured during the most recent calendar year, or if they are not performing according to their modified terms.

The following table presents the Company’s risk elements and relevant asset quality ratios at December 31 of each of the years set forth below:

	2024	2023	2022	2021	2020
Nonaccrual loans	$24,111	$25,527	$20,583	$6,449	$10,310
OREO	138	—	—	—	—
Total nonperforming assets	24,249	25,527	20,583	6,449	10,310
FDM / TDR still accruing	4,897	9	682	804	934
Loans past due 90 days or more and still accruing (1)	641	66	439	1,201	554
Total nonperforming and other risk assets	$29,787	$25,602	$21,704	$8,454	$11,798

Loans 30-89 days past due	$35,393	$8,111	$7,311	$5,925	$10,291
Asset quality ratios:
Total nonperforming loans to total loans	0.61%	1.11%	0.96%	0.33%	0.52%
Total nonperforming assets to total assets	0.45%	0.83%	0.70%	0.23%	0.37%
Total nonperforming assets to total loans and OREO	0.62%	1.11%	0.96%	0.33%	0.52%
Total risk assets to total loans and OREO	0.76%	1.11%	1.01%	0.43%	0.60%
Total risk assets to total assets	0.55%	0.84%	0.74%	0.30%	0.43%
ACL to total loans	1.24%	1.25%	1.17%	1.07%	1.02%
ACL to nonperforming loans	201.94%	112.44%	122.32%	328.42%	195.45%
ACL to nonperforming loans and FDMs / TDRs still accruing	167.85%	112.40%	118.40%	292.02%	179.22%
Net charge-offs (recoveries) to total average loans	0.11%	0.03%	0.01%	—%	(0.01)%
(1) Includes zero, zero, $307 thousand, $214 thousand and $456 thousand, respectively, of PCI loans at December 31, 2024, 2023, 2022, 2021 and 2020 in accordance with ASU 310-30. Upon adoption of the CECL standard on January 1, 2023, PCD loans were evaluated on an individual loan level and reported on an individual loan basis under ASU 310-20, Nonrefundable Fees and Other Assets. As of December 31, 2021, there was one loan for $891 thousand, which was in the process of collection and guaranteed by the SBA, and was subsequently collected during the first quarter of 2022.
Nonperforming assets include nonaccrual loans and foreclosed real estate. Risk assets, which include nonperforming assets, FDMs still accruing and loans past due 90 days or more and still accruing, totaled $29.8 million at December 31, 2024, an increase of $4.2 million from $25.6 million at December 31, 2023. Nonaccrual loans decreased by $1.4 million from $25.5 million at December 31, 2023 to $24.1 million at December 31, 2024 due primarily to additions in commercial and industrial and commercial real estate loans partially offset by the payoffs of two commercial real estate loans with outstanding balances totaling $15.0 million with no charge-offs recorded on these relationships in addition to a sale of mostly commercial and industrial loans on nonaccrual status of $2.6 million. Nonaccrual loans totaling $12.8 million were acquired in the Merger.
During 2024, the Company had loan modifications meeting the FDM criteria under ASU 2022-02 totaling $9.3 million, which included $6.4 million in acquired loans from the Merger and new FDMs during 2024 totaling $8.5 million, partially offset by payoffs of three FDMs totaling $4.9 million, the sale of one FDM of $208 thousand and the remaining difference is due to repayments. During 2023, the Company modified terms for loans totaling $1.4 million, representing one existing nonaccrual loan.

The following table presents the amortized cost basis of nonaccrual loans, according to loan class, with and without reserves on individually evaluated loans at December 31, 2024 and 2023. At December 31, 2024, there was a specific reserve of $7 thousand on nonaccrual loans, excluding the ACL recorded on acquired PCD loans from the Merger, compared to $49 thousand at December 31, 2023.

	December 31, 2024				December 31, 2023
	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing
Commercial real estate:
Owner-occupied	$232	$4,046	$4,278	$—	$—	$15,786	$15,786	$—
Non-owner occupied	—	1,466	1,466	—	—	240	240	—
Multi-family	—	721	721	237	—	1,233	1,233	—
Non-owner occupied residential	—	175	175	—	—	2,572	2,572	—
Acquisition and development:
Commercial and land development	3,282	376	3,658	—	—	1,361	1,361	—
Agricultural	—	797	797	—	—	—	—	—
Commercial and industrial	2,822	2,678	5,500	113	68	604	672	—
Residential mortgage:
First lien	—	5,077	5,077	243	—	2,309	2,309	66
Home equity – term	36	34	70	18	—	3	3	—
Home equity – lines of credit	—	2,344	2,344	30	—	1,312	1,312	—
Installment and other loans	15	10	25	—	3	36	39	—
Total	$6,387	$17,724	$24,111	$641	$71	$25,456	$25,527	$66

The following table presents our exposure to relationships that are individually evaluated and the partial charge-offs taken to date and specific reserves established on those relationships at December 31, 2024 and 2023:

	# of Relationships	Recorded Investment	Partial Charge-offs to Date	Specific Reserves
December 31, 2024
Relationships greater than $1 million	5	$10,210	$828	$177
Relationships greater than $500 thousand but less than $1 million	6	4,925	313	2,173
Relationships greater than $250 thousand but less than $500 thousand	9	2,887	—	155
Relationships less than $250 thousand	121	6,256	431	1,439
	141	$24,278	$1,572	$3,944
December 31, 2023
Relationships greater than $1 million	4	$20,363	$—	$—
Relationships greater than $500 thousand but less than $1 million	1	616	388	—
Relationships greater than $250 thousand but less than $500 thousand	1	257	—	—
Relationships less than $250 thousand	78	4,472	214	77
	84	$25,708	$602	$77

The Company takes partial charge-offs on collateral-dependent loans when carrying value exceeds estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. Specific reserves remain in place if updated appraisals are pending, and represent management’s estimate of potential loss.

Internal loan reviews are completed annually on all commercial relationships with a committed loan balance in excess of $2.0 million, which includes confirmation of risk rating by an independent credit officer. In addition, all commercial relationships greater than $500 thousand rated special mention, substandard, doubtful or loss are reviewed quarterly and corresponding risk ratings are reaffirmed by the Company's Problem Loan Committee, with subsequent reporting to the Management ERM Committee and the Board of Directors.
In its individually evaluated loan analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any reserves that may be needed. The determination of the Company’s charge-offs or specific reserve include an evaluation of the outstanding loan balance and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships at December 31, 2024. However, over time, additional information may result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
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

The following table presents the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of December 31, 2024. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan and payment activity. Residential mortgage and installment and other consumer loans are presented below based on payment performance: performing or nonperforming. During 2024, commercial and land development construction loans originated prior to 2024 totaling $44.5 million were recharacterized to a permanent commercial real estate class upon the completion of construction or receiving a certificate of occupancy. In addition, 1-4 family residential construction loans originated in 2024 totaling $17.1 million were recharacterized to a permanent 1-4 family residential mortgage upon the completion of construction. During 2023, commercial and land development loans and 1-4 family residential construction loans totaling $109.3 million and $18.2 million, respectively, were recharacterized to a permanent amortizing loan secured by real estate class upon the completion of construction or receiving a certificate of occupancy.

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$55,068	$86,255	$106,696	$112,278	$31,495	$155,543	$14,653	$280	$562,268
Special mention	—	1,674	18,563	1,895	7,946	5,422	165	—	35,665
Substandard - Non-IEL	—	694	14,572	4,204	2,477	4,899	4,510	—	31,356
Substandard - IEL	—	9	—	1,110	245	2,914	—	—	4,278
Total owner-occupied loans	$55,068	$88,632	$139,831	$119,487	$42,163	$168,778	$19,328	$280	$633,567
Current period gross charge offs - owner-occupied	$—	$217	$13	$313	$—	$12	$—	$—	$555
Non-owner occupied:
Risk rating
Pass	$82,441	$146,020	$193,131	$326,586	$123,646	$256,212	$2,335	$—	$1,130,371
Special mention	—	10,081	2,985	334	7,920	1,919	—	—	23,239
Substandard - Non-IEL	482	—	1,049	—	1,043	2,588	—	—	5,162
Substandard - IEL	—	—	—	—	—	1,466	—	—	1,466
Total non-owner occupied loans	$82,923	$156,101	$197,165	$326,920	$132,609	$262,185	$2,335	$—	$1,160,238
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$65	$—	$—	$65
Multi-family:
Risk rating
Pass	$7,269	$12,679	$105,883	$54,028	$30,968	$54,676	$1,351	$—	$266,854
Special mention	—	—	1,094	—	—	—	—	—	1,094
Substandard - Non-IEL	—	—	571	4,658	—	237	—	—	5,466
Substandard - IEL	—	—	—	—	—	721	—	—	721
Total multi-family loans	$7,269	$12,679	$107,548	$58,686	$30,968	$55,634	$1,351	$—	$274,135
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$7	$—	$—	$7
Non-owner occupied residential:
Risk rating
Pass	$9,322	$22,771	$29,681	$29,729	$19,410	$64,851	$1,257	$—	$177,021
Special mention	—	—	—	147	42	478	39	—	706
Substandard - Non-IEL	—	—	166	133	—	1,311	—	—	1,610
Substandard - IEL	—	—	43	—	—	132	—	—	175
Total non-owner occupied residential loans	$9,322	$22,771	$29,890	$30,009	$19,452	$66,772	$1,296	$—	$179,512
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$29	$—	$—	$—	$—	$29
(continued)

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$30,908	$7,079	$2,295	$598	$935	$762	$3,921	$—	$46,498
Special mention	74	717	—	—	—	143	—	—	934
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total 1-4 family residential construction loans	$30,982	$7,796	$2,295	$598	$935	$905	$3,921	$—	$47,432
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and land development:
Risk rating
Pass	$60,420	$57,563	$74,893	$14,107	$372	$6,928	$7,280	$—	$221,563
Special mention	734	—	4,557	998	1,841	3,451	—	—	11,581
Substandard - Non-IEL	2,966	1,656	—	—	—	—	—	—	4,622
Substandard - IEL	—	18	3,282	358	—	—	—	—	3,658
Total commercial and land development loans	$64,120	$59,237	$82,732	$15,463	$2,213	$10,379	$7,280	$—	$241,424
Current period gross charge offs - commercial and land development	$—	$23	$—	$—	$—	$—	$—	$—	$23
Agricultural
Risk rating
Pass	$14,663	$14,507	$21,782	$19,486	$10,463	$28,095	$13,891	$164	$123,051
Special mention	—	—	—	25	—	902	161	—	1,088
Substandard - Non-IEL	—	—	13	—	—	207	—	—	220
Substandard - IEL	—	—	797	—	—	—	—	—	797
Total agricultural loans	$14,663	$14,507	$22,592	$19,511	$10,463	$29,204	$14,052	$164	$125,156
Current period gross charge offs - agricultural	$—	$1	$—	$18	$—	$18	$1	$—	$38
Commercial and Industrial:
Risk rating
Pass	$82,924	$55,109	$53,482	$49,937	$15,405	$17,215	$137,379	$2,768	$414,219
Special mention	485	2,000	2,477	293	2	23	10,516	—	15,796
Substandard - Non-IEL	—	1,037	2,547	3,409	—	490	8,386	—	15,869
Substandard - IEL	409	2,772	140	191	884	921	183	—	5,500
Total commercial and industrial loans	$83,818	$60,918	$58,646	$53,830	$16,291	$18,649	$156,464	$2,768	$451,384
Current period gross charge offs - commercial and industrial	$—	$335	$212	$60	$1,739	$60	$571	$—	$2,977
Municipal:
Risk rating
Pass	$1,565	$—	$10,006	$3,124	$269	$15,080	$—	$—	$30,044
Total municipal loans	$1,565	$—	$10,006	$3,124	$269	$15,080	$—	$—	$30,044
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—
(continued)

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Residential mortgage:
First lien:
Payment performance
Performing	$62,970	$101,901	$103,347	$52,420	$25,303	$109,113	$—	$—	$455,054
Nonperforming	672	308	241	483	218	3,321	—	—	5,243
Total first lien loans	$63,642	$102,209	$103,588	$52,903	$25,521	$112,434	$—	$—	$460,297
Current period gross charge offs - first lien	$—	$—	$—	$—	$—	$2	$—	$—	$2
Home equity - term:
Payment performance
Performing	$395	$752	$1,040	$201	$462	$3,068	$—	$—	$5,918
Nonperforming	—	—	36	—	—	34	—	—	70
Total home equity - term loans	$395	$752	$1,076	$201	$462	$3,102	$—	$—	$5,988
Current period gross charge offs - home equity - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$200,886	$100,331	$301,217
Nonperforming	—	—	—	—	—	—	2,048	296	2,344
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$202,934	$100,627	$303,561
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$—	$63	$—	$63
Installment and other loans:
Payment performance
Performing	$2,197	$2,764	$2,209	$830	$119	$496	$9,817	$19	$18,451
Nonperforming	9	3	—	—	—	13	—	—	25
Total Installment and other loans	$2,206	$2,767	$2,209	$830	$119	$509	$9,817	$19	$18,476
Current period gross charge offs - installment and other	$209	$12	$—	$32	$—	$33	$21	$—	$307

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$50,829	$103,192	$69,888	$21,232	$21,251	$62,634	$4,941	$—	$333,967
Special mention	—	—	2,517	1,176	—	1,314	—	—	5,007
Substandard - Non-IEL	—	9,923	—	6,075	—	2,687	312	—	18,997
Substandard - IEL	—	—	—	13,366	—	2,420	—	—	15,786
Total owner-occupied loans	$50,829	$113,115	$72,405	$41,849	$21,251	$69,055	$5,253	$—	$373,757
Current period gross charge offs - owner-occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied:
Risk rating
Pass	$82,879	$102,212	$235,031	$83,652	$63,176	$120,696	$509	$—	$688,155
Special mention	—	—	—	524	—	2,112	—	—	2,636
Substandard - Non-IEL	—	—	—	—	—	2,739	—	868	3,607
Substandard - IEL	—	—	—	—	—	240	—	—	240
Total non-owner occupied loans	$82,879	$102,212	$235,031	$84,176	$63,176	$125,787	$509	$868	$694,638
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family:
Risk rating
Pass	$2,701	$61,805	$28,541	$12,694	$7,437	$33,895	$117	$—	$147,190
Special mention	—	—	—	—	244	2,008	—	—	2,252
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	1,233	—	—	1,233
Total multi-family loans	$2,701	$61,805	$28,541	$12,694	$7,681	$37,136	$117	$—	$150,675
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied residential:
Risk rating
Pass	$10,075	$20,473	$16,947	$7,974	$6,444	$28,319	$1,130	$—	$91,362
Special mention	—	—	—	—	—	731	—	—	731
Substandard - Non-IEL	—	—	—	—	—	375	—	—	375
Substandard - IEL	2	—	192	1,461	—	917	—	—	2,572
Total non-owner occupied residential loans	$10,077	$20,473	$17,139	$9,435	$6,444	$30,342	$1,130	$—	$95,040
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$—	$—	$12	$—	$—	$12
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$18,820	$5,400	$—	$—	$—	$—	$—	$—	$24,220
Special mention	222	—	74	—	—	—	—	—	296
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total 1-4 family residential construction loans	$19,042	$5,400	$74	$—	$—	$—	$—	$—	$24,516
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
(continued)

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial and land development:
Risk rating
Pass	$28,829	$48,453	$9,847	$9,927	$110	$1,774	$6,574	$6,936	$112,450
Special mention	—	—	—	1,001	—	437	—	—	1,438
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	1,361	—	—	1,361
Total commercial and land development loans	$28,829	$48,453	$9,847	$10,928	$110	$3,572	$6,574	$6,936	$115,249
Current period gross charge offs - commercial and land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural
Risk rating
Pass	$2,339	$4,434	$4,102	$3,204	$397	$10,926	$866	$—	$26,268
Special mention	—	—	—	—	—	357	8	—	365
Substandard - Non-IEL	—	—	—	—	—	214	—	—	214
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total agricultural loans	$2,339	$4,434	$4,102	$3,204	$397	$11,497	$874	$—	$26,847
Current period gross charge offs - agricultural	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial:
Risk rating
Pass	$65,396	$65,236	$63,015	$21,376	$10,356	$9,849	$85,609	$1,522	$322,359
Special mention	—	4,251	4,364	11	552	—	2,250	—	11,428
Substandard - Non-IEL	—	—	4,682	—	5	11	1,082	—	5,780
Substandard - IEL	—	69	—	7	—	454	141	—	671
Total commercial and industrial loans	$65,396	$69,556	$72,061	$21,394	$10,913	$10,314	$89,082	$1,522	$340,238
Current period gross charge offs - commercial and industrial	$—	$161	$106	$—	$—	$8	$473	$—	$748
Municipal:
Risk rating
Pass	$—	$—	$3,403	$—	$—	$6,409	$—	$—	$9,812
Total municipal loans	$—	$—	$3,403	$—	$—	$6,409	$—	$—	$9,812
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential mortgage:
First lien:
Payment performance
Performing	$43,641	$71,311	$34,704	$8,056	$7,465	$97,943	$—	$638	$263,758
Nonperforming	—	—	—	—	120	2,361	—	—	2,481
Total first lien loans	$43,641	$71,311	$34,704	$8,056	$7,585	$100,304	$—	$638	$266,239
Current period gross charge offs - first lien	$—	$—	$—	$—	$—	$58	$—	$—	$58
Home equity - term:
Payment performance
Performing	$607	$732	$90	$426	$115	$3,105	$—	$—	$5,075
Nonperforming	—	—	—	—	—	3	—	—	3
Total home equity - term loans	$607	$732	$90	$426	$115	$3,108	$—	$—	$5,078
Current period gross charge offs - home equity - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
(continued)

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$107,967	$77,171	$185,138
Nonperforming	—	—	—	—	—	—	1,296	16	1,312
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$109,263	$77,187	$186,450
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$—	$40	$—	$40
Installment and other loans:
Payment performance
Performing	$758	$413	$332	$106	$670	$947	$6,500	$—	$9,726
Nonperforming	3	—	—	—	33	12	—	—	48
Total Installment and other loans	$761	$413	$332	$106	$703	$959	$6,500	$—	$9,774
Current period gross charge offs - installment and other	$181	$24	$—	$—	$4	$10	$28	$—	$247

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
Special mention loans increased by $65.9 million from $24.2 million at December 31, 2023 to $90.1 million at December 31, 2024 primarily due to acquired loans from the Merger of $51.1 million and the impact of downgrades. Classified loans totaled $88.6 million at December 31, 2024, or 2.3% of total loans outstanding, compared to $55.0 million, or 2.4% of total loans outstanding, at December 31, 2023.
Non-IEL substandard loans are performing loans, which have characteristics that cause management concern over the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming, or individually evaluated, loans in the future. Generally, management feels that substandard loans that are currently performing and not considered individually evaluated result in some doubt as to the borrower’s ability to continue to perform under the terms of the loan, and represent potential problem loans. Non-IEL substandard loans totaled $64.4 million at December 31, 2024, an increase of $35.1 million, compared to $29.3 million at December 31, 2023 due primarily to acquired loans from the Merger of $35.7 million. The Substandard-IEL category decreased by $1.4 million from $25.7 million at December 31, 2023 to $24.3 million at December 31, 2024 primarily due to acquired loans from the Merger of $12.9 million and the impact of downgrades, partially offset by repayments including the payoff of loans to three commercial real estate clients with an outstanding balance of $16.4 million and a residential mortgage loan of $1.6 million at December 31, 2023.

 The following table summarizes activity in the ACL, including the impact of adopting CECL, for the years ended December 31, 2024 and 2023, and the activity in the ALL for years ended December 31, 2022, 2021 and 2020.

	Commercial						Consumer
	Commercial Real Estate	Acquisition and Development	Agricultural	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2024
Balance, beginning of year	$17,873	$2,241	$437	$5,369	$157	$26,077	$2,424	$201	$2,625	$—	$28,702
Allowance established for acquired PCD Loans	1,321	2,535	2	1,947	—	5,805	105	10	115	—	5,920
Provision for credit losses	10,963	1,809	(292)	1,467	163	14,110	2,696	602	3,298	—	17,408
Charge-offs	(656)	(23)	(38)	(2,977)	—	(3,694)	(65)	(307)	(372)	—	(4,066)
Recoveries	50	39	1	384	—	474	80	171	251	—	725
Balance, end of year	$29,551	$6,601	$110	$6,190	$320	$42,772	$5,240	$677	$5,917	$—	$48,689
December 31, 2023
Balance, beginning of year	$13,558	$3,214	$218	$4,287	$24	$21,301	$3,444	$188	$3,632	$245	$25,178
Impact of adopting ASC 326 - CECL	2,857	(214)	200	728	169	3,740	(1,121)	49	(1,072)	(245)	2,423
Provision for loan losses	1,360	(764)	19	1,004	(36)	1,583	6	93	99	—	1,682
Charge-offs	(12)	—	—	(748)	—	(760)	(98)	(247)	(345)	—	(1,105)
Recoveries	110	5	—	98	—	213	193	118	311	—	524
Balance, end of year	$17,873	$2,241	$437	$5,369	$157	$26,077	$2,424	$201	$2,625	$—	$28,702
December 31, 2022
Balance, beginning of year	$12,037	$2,062	$197	$3,617	$30	$17,943	$2,785	$215	$3,000	$237	$21,180
Provision for loan losses	1,489	1,142	21	619	(6)	3,265	669	218	887	8	4,160
Charge-offs	—	—	—	—	—	—	(50)	(360)	(410)	—	(410)
Recoveries	32	10	—	51	—	93	40	115	155	—	248
Balance, end of year	$13,558	$3,214	$218	$4,287	$24	$21,301	$3,444	$188	$3,632	$245	$25,178
December 31, 2021
Balance, beginning of year	$11,151	$1,114	$197	$3,745	$40	$16,247	$3,362	$324	$3,686	$218	$20,151
Provision for loan losses	710	938	—	23	(10)	1,661	(517)	(73)	(590)	19	1,090
Charge-offs	(293)	—	—	(663)	—	(956)	(92)	(70)	(162)	—	(1,118)
Recoveries	469	10	—	512	—	991	32	34	66	—	1,057
Balance, end of year	$12,037	$2,062	$197	$3,617	$30	$17,943	$2,785	$215	$3,000	$237	$21,180
(continued)

	Commercial						Consumer
	Commercial Real Estate	Acquisition and Development	Agricultural	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2020
Balance, beginning of year	$7,634	$959	$142	$2,214	$100	$11,049	$3,147	$319	$3,466	$140	$14,655
Provision for loan losses	2,745	146	55	2,041	(60)	4,927	203	117	320	78	5,325
Charge-offs	(3)	—	—	(748)	—	(751)	(114)	(146)	(260)	—	(1,011)
Recoveries	775	9	—	238	—	1,022	126	34	160	—	1,182
Balance, end of year	$11,151	$1,114	$197	$3,745	$40	$16,247	$3,362	$324	$3,686	$218	$20,151

The following table summarizes asset quality ratios for years ended December 31, 2024, 2023, 2022, 2021 and 2020.

	2024	2023	2022	2021	2020
Provision for credit losses to net charge-offs (recoveries)	521%	290%	2,568%	1,787%	(3,114)%
ACL to total loans ratio	1.24%	1.25%	1.17%	1.07%	1.02%

The following table details net charge-offs (recoveries) to average loans outstanding by loan category for the years ended December 31, 2024 and 2023.

	2024	2023	2022
Commercial real estate:
Net charge-offs (recoveries)	$606	$(98)	$(32)
Average loans for the year	$1,751,519	$1,233,720	$1,069,392
Net recoveries/average loans	0.03%	(0.01)%	—%
Acquisition and development:
Net recoveries	(16)	(5)	(10)
Average loans for the year	225,091	172,239	147,364
Net recoveries/average loans	(0.01)%	—%	(0.01)%
Agricultural
Net charge-offs	37	—	—
Average loans for the year	78,272	26,285	25,989
Net charge-offs (recoveries)/average loans	0.05%	—%	—%
Commercial and industrial:
Net charge-offs (recoveries)	2,593	650	(51)
Average loans for the year	405,235	345,643	383,006
Net charge-offs (recoveries)/average loans	0.64%	0.19%	(0.01)%
Municipal:
Net charge-offs (recoveries)	—	—	—
Average loans for the year	20,348	10,857	13,486
Net charge-offs (recoveries)/average loans	—%	—%	—%
Residential mortgage:
Net (recoveries) charge-offs	(15)	(95)	10
Average loans for the year	662,994	432,108	389,048
Net (recoveries) charge-offs /average loans	—%	(0.02)%	—%
Installment and other loans:
Net charge-offs	136	129	245
Average loans for the year	14,413	10,808	14,732
Net charge-offs/average loans	0.94%	1.19%	1.66%
Total loans:
Net charge-offs	$3,341	$581	$162
Average loans for the year	$3,157,872	$2,231,660	$2,043,017
Net charge-offs/average loans	0.11%	0.03%	0.01%
(1) Average loans exclude loans held for sale.
The ACL totaled $48.7 million at December 31, 2024, a $20.0 million increase from $28.7 million at December 31, 2023, resulting primarily from the provision for credit losses on non-PCD loans of $15.5 million related to the Merger, the allowance for credit losses on PCD loans from the Merger of $5.9 million, other provision expense of $1.9 million and net charge-offs of $3.3 million for 2024. At December 31, 2024, the ACL as a percentage of the total loan portfolio was 1.24% compared to 1.25% at December 31, 2023 and 1.17% at December 31, 2022.
In 2024, the provision expense recorded was due to commercial loan growth offset by changes to qualitative factors during 2024; specifically the Economic Conditions qualitative factor was reduced and the Other External Factors qualitative factor is no longer assigned to the impacted loan segments. These changes were based on improved economic factors, as well as concerns subsiding from the prior year about liquidity conditions within the banking industry. The Economic Conditions qualitative factor for the residential mortgage loan segment was removed and there was a decrease in the Collateral Valuation

Trends qualitative factor from a moderate to low level in the ACL model for the residential mortgage and installment and other loan segments. These changes were based on the stabilization in real estate collateral valuation, housing demand and overall portfolio performance. In 2023, the provision for credit losses was driven primarily by increases in commercial loans, the increase in the loss reserve rates under the CECL methodology and an increase in the Delinquency and Classified Loan Trends qualitative factor for the commercial and industrial and owner-occupied commercial real estate loans. During 2023, the Delinquency and Classified Loan Trends qualitative factor was increased for the commercial & industrial and owner-occupied commercial real estate loan classes, which was based on a trend of increases in loans downgraded to the special mention or classified risk rating. All other qualitative factors were unchanged from levels established at the adoption of CECL.
For the years ended December 31, 2024 and 2023, gross recoveries of $725 thousand and $524 thousand, respectively, were credited to the ACL. These recoveries on previously charged-off relationships are the result of successful loan monitoring and workout solutions. Recoveries are difficult to predict, and any additional recoveries that the Company receives will be used to replenish the ACL. Recoveries favorably impact historical charge-off factors, and contribute to changes in the quantitative and qualitative factors used in our allowance adequacy analysis. However, as the loan portfolio continues to grow, future provisions for credit losses may result.
The Company takes partial charge-offs on collateral-dependent loans when carrying value exceeds estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. Specific reserves remain in place if updated appraisals are pending, and represent management’s estimate of potential loss. In addition to the reserve allocations on individually evaluated loans noted above, 11 loans, with aggregate outstanding principal balances of $4.4 million, have had cumulative partial charge-offs to the ACL totaling $1.6 million at December 31, 2024. As updated appraisals were received on collateral-dependent loans, partial charge-offs were taken to the extent the loans’ principal balance exceeded their fair value.
The following table shows the allocation of the ACL by loan class, as well as the percent of each loan class in relation to the total loan balance at December 31, 2024 and 2023, and the allocation of the ALL by loan class, as well as the percent of each loan class in relation to the total loan balance at December 31, 2022, 2021 and 2020.

	2024		2023		2022		2021		2020
	ACL Amount by Loan Class	% of Loan Type to Total Loans	ACL Amount by Loan Class	% of Loan Type to Total Loans	ALL Amount by Loan Class	% of Loan Type to Total Loans	ALL Amount by Loan Class	% of Loan Type to Total Loans	ALL Amount by Loan Class	% of Loan Type to Total Loans
Commercial real estate:
Owner-occupied	$8,375	16%	$5,090	16%	$3,618	15%	$2,752	12%	$2,072	9%
Non-owner occupied	17,381	30%	9,587	30%	7,473	28%	7,244	28%	6,049	21%
Multi-family	2,898	7%	2,540	7%	1,355	6%	870	5%	1,846	6%
Non-owner occupied residential	897	5%	656	4%	1,112	5%	1,171	5%	1,184	6%
Acquisition and development:
1-4 family residential construction	717	1%	397	1%	376	1%	188	1%	144	0%
Commercial and land development	5,884	6%	1,844	5%	2,838	7%	1,874	5%	970	3%
Agricultural	110	3%	437	1%	218	1%	197	1%	197	1%
Commercial and industrial	6,190	11%	5,369	15%	4,287	16%	3,617	23%	3,745	31%
Municipal	320	1%	157	—%	24	1%	30	1%	40	1%
Residential mortgage:
First lien	4,013	12%	1,580	12%	1,600	11%	1,188	10%	1,627	12%
Home equity - term	56	0%	23	0%	32	0%	31	—%	63	1%
Home equity - lines of credit	1,171	8%	821	8%	1,812	8%	1,566	8%	1,672	8%
Installment and other loans	677	0%	201	—%	188	1%	215	1%	324	1%
Unallocated	—		—		245		237		218
	$48,689	100%	$28,702	100%	$25,178	100%	$21,180	100%	$20,151	100%

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
Deposits
Total deposits grew by $2.1 billion to $4.6 billion at December 31, 2024 from $2.6 billion at December 31, 2023, which included $1.9 billion in deposits assumed from the Merger. During 2024, time deposits increased by $586.4 million from $406.5 million at December 31, 2023 to $992.9 million at December 31, 2024, which included $536.0 million of time deposits assumed in the Merger. The remaining increase is due to the success of promotional offerings of up to 18-month terms.
Total deposits grew by $82.6 million to $2.6 billion at December 31, 2023 from $2.5 billion at December 31, 2022. During 2023, time deposits increased by $155.5 million from $251.0 million at December 31, 2022 to $406.5 million at December 31, 2023 due to competitive pricing, including promotional offerings of up to 18-month terms. In addition, money market deposits and interest-bearing demand deposits increased by $36.5 million and $13.5 million, respectively, which increases were partially offset by decreases of $71.0 million in noninterest-bearing demand deposits and $51.9 million in savings deposits. The declines in noninterest-bearing deposit and savings deposits were primarily due to clients shifting to higher-yielding products within the Bank. During 2023, the Bank was successful at retaining many of those deposits and driving inflows from new clients as well.
The following table presents average deposits for years ended December 31, 2024, 2023 and 2022.

	2024	2023	2022
Non-interest bearing demand deposits	$625,714	$470,349	$557,142
Interest-bearing demand deposits (1)	1,147,124	1,525,204	1,414,177
Savings deposits (1)	1,153,097	198,157	232,660
Time deposits	732,446	338,170	273,276
Total deposits	$3,658,381	$2,531,880	$2,477,255
(1) Changes between deposit type balances are due to operational updates for deposit sweeps for the year ended December 31, 2024.

Management evaluates its utilization of brokered deposits, taking into consideration the Bank's policies, the interest rate curve and regulatory views on non-core funding sources, and balances this funding source with its funding needs based on growth initiatives. The Company anticipates that loan growth will be funded through deposit generation by offering competitive rates, as well as reliance on FHLB borrowings. The Bank's brokered money market deposit balances were $8.1 million and $20.1 million at December 31, 2024 and 2023, respectively. The Bank's brokered time deposit balances, including the average balance, remained at zero at December 31, 2024 and 2023.
The Company had time deposits that met or exceeded the FDIC insurance limit of $250,000 of $170.1 million and $76.4 million at December 31, 2024 and 2023, respectively. This increase is primarily due to the impact from the Merger. At December 31, 2024, the scheduled maturities of time deposits that met or exceeded the FDIC insurance limit or otherwise uninsured were as follows:

Three months or less	$55,640
Over three months through six months	51,240
Over six months through one year	60,191
Over one year	3,040
Total	$170,111
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
FHLB advances and other borrowings decreased by $22.1 million to $115.4 million at December 31, 2024 compared to $137.5 million at December 31, 2023. The Bank repaid overnight borrowings during the first quarter of 2024 based on available liquidity from deposits.
In December 2018, the Company issued unsecured subordinated notes payable totaling $32.5 million, which mature on December 30, 2028, and the proceeds of which were designated for general corporate use, including funding of cash consideration for mergers and acquisitions. The subordinated notes had a fixed interest rate of 6.0% through December 30, 2023, which then converted to a variable rate, three-month CME term SOFR rate plus a spread adjustment of 0.26161% and a margin of 3.16% through maturity. At December 31, 2024, the interest rate on the Company's subordinated debt was 8.03%.
The Company assumed unsecured subordinated notes of $31.0 million from the Merger. The subordinated notes have a fixed rate of interest equal to 4.50% until December 30, 2025. After that term, the variable rate of interest is equal to the three-month CME term SOFR rate plus 4.04%.
The Company also assumed junior subordinated trust preferred debt of $10.3 million from the Merger. In June 2006, Codorus Valley formed CVB Statutory Trust No. II, a wholly-owned special purpose entity whose sole purpose was to facilitate a pooled trust preferred debt issuance of $7.2 million with a stated maturity of July 7, 2036 and a variable rate of three-month CME term SOFR rate, plus a spread adjustment of 0.26161% and a margin of 1.54% through maturity. In November 2004, Codorus Valley formed CVB Statutory Trust No. I to facilitate a pooled trust preferred debt issuance of $3.1 million with a stated maturity of December 15, 2034 and a variable rate of three-month CME term SOFR rate, plus a spread adjustment of 0.26161% and a margin of 2.02% through maturity.
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

Shareholders’ equity totaled $516.7 million at December 31, 2024, an increase of $251.6 million from $265.1 million at December 31, 2023. The increase in 2024 was primarily attributable to the issuance of common stock of $233.4 million to acquire Codorus Valley, net income of $22.1 million, the issuance of treasury shares for share-based compensation which reduced treasury stock by $7.2 million, and other comprehensive income of $2.2 million, partially offset by dividends paid of $13.2 million. Other comprehensive income generated during 2024 was due to after-tax net unrealized gains on AFS securities and cash flow hedges primarily caused by a decline in treasury rates and contracting credit spreads during 2024. For the year ended December 31, 2024, total comprehensive income was $24.2 million, a decrease of $22.9 million, from total comprehensive income of $47.1 million for the same period in 2023. This decrease was primarily due to a decrease in net income of $13.6 million and a reduction in unrealized gains on AFS securities, net of taxes, of $10.6 million .
At December 31, 2024, book value per common share was $26.65 per share compared to $24.98 per share at December 31, 2023. Tangible book value per share decreased from $23.03 per share at December 31, 2023 to $21.19 per share at December 31, 2024, primarily as a result of the common stock issued in the Merger and purchase accounting marks recorded through shareholders' equity as a result of the Merger. See “Supplemental Reporting of Non-GAAP Measures.”
In September 2015, the Board of Directors authorized a stock repurchase program, which is more fully described in Item 5 under Issuer Purchases of Equity Securities. Subsequently on April 19, 2021, the Board of Directors authorized the additional future repurchase of up to 562,000 shares of its outstanding common stock. The maximum number of shares that may yet be purchased under the plan is 28,467 shares at December 31, 2024.
The following table includes additional information for shareholders’ equity for the years ended December 31, 2024, 2023 and 2022.

	2024	2023	2022

Average shareholders’ equity	$392,280	$243,334	$244,281
Net income	22,050	35,663	22,037
Cash dividends paid	13,177	8,485	8,264
Average equity to average assets ratio	9.08%	8.11%	8.59%
Dividend payout ratio	57.57%	23.19%	36.39%
Return on average equity	5.62%	14.66%	9.02%
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
The Parent Company and the Bank both have met all capital adequacy requirements to which they are subject at December 31, 2024 and 2023. At December 31, 2024 and 2023, the Parent Company and the Bank were considered well capitalized under applicable banking regulations.
The Company routinely evaluates its capital levels in light of its risk profile to assess its capital needs. The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. At December 31, 2024 and 2023, the Bank was considered well-capitalized under applicable banking regulations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Prompt corrective action provisions are not applicable to bank holding companies, including financial holding companies.
In addition to the minimum capital ratio requirement and minimum capital ratio to be well capitalized presented in the tables in Note 17, we must maintain a capital conservation buffer as noted in Item 1 - Business under the topic Basel III Capital Rules. At December 31, 2024, the Parent Company's and the Bank's capital conservation buffer, based on the most restrictive capital ratio, was 4.2% and 4.4%, respectively, which are above the regulatory requirement of 2.50% at December 31, 2024.
Tables presenting the Parent Company’s and the Bank’s capital amounts and ratios at December 31, 2024 and 2023 are included in Note 17, Shareholders' Equity and Regulatory Capital, to the Consolidated Financial Statements appearing in Part II, Item 8, "Financial Statements and Supplementary Data."

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
At December 31, 2024, cash and cash equivalents totaled $248.9 million compared with $65.2 million at December 31, 2023, which included net income of $22.1 million, an increase in deposits excluding the assumption of deposits from the Merger totaling $116.9 million, cash received from the Merger of $45.3 million and a net increase in investment securities excluding the impact from the Merger of $10.7 million, partially offset by the decrease in borrowings of $14.4 million. Unencumbered investment securities totaled $160.5 million at December 31, 2024 compared to $73.8 million at December 31, 2023, which the increase is due to the acquired investment securities from the Merger and the funds required to collateralize deposits. At December 31, 2024, the Company had $15.9 million of investment securities pledged at the FRB Discount Window with no associated borrowings outstanding compared to $17.4 million at December 31, 2023. The Company's maximum borrowing capacity from the FHLB of Pittsburgh was $1.9 billion, of which $118.2 million in advances and letters of credit were outstanding at December 31, 2024 compared to a maximum borrowing capacity of $1.1 billion and $138.7 million in advances and letters of credit outstanding at December 31, 2023. The Company’s ability to borrow from the FHLB is dependent on having sufficient qualifying collateral, which generally consists of mortgage loans. In addition, the Company had $20.0 million in available unsecured lines of credit with other banks at both December 31, 2024 and 2023. The Bank tested its various sources of funding during 2024 to ensure accessibility.
At December 31, 2024, outstanding loan commitments totaled $1.6 billion, which included $343.9 million in undisbursed loans, $538.2 million in unused home equity lines of credit, $706.8 million in commercial lines of credit, and $42.7 million in performance standby letters of credit. Time deposits due within one year after December 31, 2024 totaled $944.5 million, or 95% of time deposits, which includes both clients with longer-term time deposits nearing maturity and the more recent time deposit offerings with terms of 18 months or less. If these maturing deposits do not remain with the Company, it may be required to seek other sources of funds, including other time deposits and lines of credit. Due to current market conditions, the Company has paid higher rates on such deposits during 2024 than it paid in 2023. The Company has the ability to attract and retain deposits by adjusting the interest rates it offers.
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

Contractual Obligations
The Company enters into contractual obligations in the normal course of business to fund loan growth, for asset/liability management purposes, to meet required capital needs and for other corporate purposes. The following table presents significant fixed and determinable contractual obligations of principal by payment date at December 31, 2024.
Further discussion of the nature of each obligation is in the referenced Note to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data" referenced in the following table.

		Payments Due
	Note Reference	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total

Time deposits	11	$944,461	$41,349	$5,875	$1,207	$992,892
Short-term borrowings	13	100,863	—	—	—	100,863
FHLB fixed rate advances	14	15,000	—	25,000	—	40,000
Financing lease liabilities	14	79	160	160	13	412
Subordinated notes	15	—	—	32,500	31,000	63,500
Trust preferred debt	15	—	—	—	10,310	10,310
Operating lease obligations	6	1,583	3,264	2,691	13,662	21,200
Total		$1,061,986	$44,773	$66,226	$56,192	$1,229,177

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
The following table details significant commitments at December 31, 2024:

Contract or Notional Amount
Commitments to fund:
Home equity lines of credit	$538,204
1-4 family residential construction loans	107,475
Commercial real estate, construction and land development loans	236,445
Commercial, industrial and other loans	706,783
Standby letters of credit	42,691
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
As a result of acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $115.9 million and $21.1 million at December 31, 2024 and 2023, respectively. During the year ended

December 31, 2024 and 2023, the Company incurred merger-related expenses of $22.7 million and $1.1 million, respectively, in connection with the Merger. In addition, the Company incurred $20.7 million in other non-recurring expenses during the year ended December 31, 2024. During the year ended December 31, 2022, the Company incurred $3.2 million and $13.0 million in restructuring charges and a provision for legal settlement, respectively.
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
The decrease in tangible book value per share (non-GAAP) in 2024 compared to 2023 was primarily due to the goodwill and other intangibles from the Merger, partially offset by the increase in shareholders' equity from the common stock issued to acquire Codorus Valley of $233.4 million.
The following tables present the computation of each non-GAAP based measure shown together with its most directly comparable GAAP-based measure.

(Dollars, except per share amounts, and shares in thousands)	2024	2023	2022
Tangible book value per common share
Shareholders' equity (most directly comparable GAAP-based measure)	$516,682	$265,056	$228,896
Less: Goodwill	68,106	18,724	18,724
Other intangible assets	47,765	2,414	3,078
Related tax effect	(10,031)	(507)	(646)
Tangible common equity (non-GAAP)	$410,842	$244,425	$207,740

Common shares outstanding	19,390	10,612	10,671

Book value per share (most directly comparable GAAP based measure)	$26.65	$24.98	$21.45
Intangible assets per share	5.46	1.95	1.98
Tangible book value per share (non-GAAP)	$21.19	$23.03	$19.47

Adjusted Net Income and Adjusted Diluted Earnings Per Share	December 31,
(Dollars, except per share amounts, and shares in thousands)	2024	2023	2022
Net income (most directly comparable GAAP based measure)	$22,050	$35,663	$22,037
Plus: Merger-related expenses	22,671	1,059	—
Plus: Executive retirement expenses	4,793	—	—
Plus: Provision for credit losses on non-PCD loans	15,504	—	—
Plus: Restructuring charges	—	—	3,155
Plus: Provision for legal settlement	478	—	13,000
Total non-recurring expenses	43,446	1,059	16,155
Less: Related tax effect	(9,442)	(79)	(3,393)
Adjusted net income (non-GAAP)	$56,054	$36,643	$34,799

Weighted average shares - diluted (most directly comparable GAAP-based measure)	14,914	10,435	10,706
Diluted earnings per share (most directly comparable GAAP-based measure)	1.48	3.42	2.06
Weighted average shares - diluted (non-GAAP)	14,914	10,435	10,706
Diluted earnings per share, adjusted (non-GAAP)	$3.76	$3.51	$3.25

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
The simulation analysis results are presented in the table below. At December 31, 2024, the Bank is asset sensitive according to the model as the results of the modeling move in the same direction as rates. The results reflect the merged balance sheet and adjustments to assumptions based on its composition. Funding costs are not expected to decline as fast as historically suggested or modeled to correspond with the continued general market pressures related to deposits and borrowings. Should those costs come down faster than modeled, increased asset sensitivity would be expected.
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
The results at December 31, 2024 and 2023 reflect the impact of the FOMC's interest rate changes in effect at the end of each period. As a result of the Merger, the balance sheet size increased and its composition was different between measurement periods, which is reflected in the results. Funding cost, the level of interest rates, infrastructure cost and repricing speed will continue to be a factor in the results of the model. The behavior of the business and retail clients also varies across the rate scenarios, which is reflected in the results for both periods. Enhancements were implemented in 2024 to provide a more granular analysis, which reflects that business and retail accounts experience, different rate sensitivities and average lives. To improve comparability across periods, the Bank strives to follow best practices related to the assumption setting and maintains the size and mix of the period end balance sheet; thus, the results do not reflect actions management may take through the normal course of business that would impact results.

Earnings at Risk			Value at Risk
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates	December 31, 2024	December 31, 2023	Change in Market Interest Rates	December 31, 2024	December 31, 2023
(200)	(2.5)%	(5.9)%	(200)	(7.9)%	(15.6)%
(100)	(0.5)%	(3.6)%	(100)	(2.1)%	(4.3)%
100	2.6%	0.1%	100	0.4%	0.1%
200	4.3%	(1.0)%	200	(0.7)%	(2.2)%
Further discussion related to the quantitative and qualitative disclosures about market risk is included under the heading of Liquidity and Rate Sensitivity in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SUMMARY OF QUARTERLY FINANCIAL DATA
The following table presents unaudited quarterly results of operations for years ended December 31:

	2024 Quarter Ended				2023 Quarter Ended
	December	September	June	March	December	September	June	March

Interest income	$80,015	$82,987	$43,281	$42,650	$40,028	$38,691	$36,901	$34,277
Interest expense	29,442	31,290	17,178	15,769	14,010	12,472	10,526	7,983
Net interest income	50,573	51,697	26,103	26,881	26,018	26,219	26,375	26,294
Provision for credit losses	1,755	13,681	812	298	418	136	399	729
Net interest income after provision for credit losses	48,818	38,016	25,291	26,583	25,600	26,083	25,976	25,565
Investment securities (losses) gains	(5)	271	(12)	(5)	(39)	2	(2)	(8)
Other noninterest income	11,252	12,115	7,184	6,635	6,530	5,923	7,160	6,086
Merger-related expenses	3,887	16,977	1,135	672	1,059	—	—	—
Provision for legal settlement	478	—	—	—	—	—	—	—
Restructuring expenses	39	257	—	—	—	—	—	—
Other noninterest expenses	38,526	43,322	21,504	21,797	21,333	20,447	20,749	20,255
Income (loss) before income tax expense	17,135	(9,897)	9,824	10,744	9,699	11,561	12,385	11,388
Income tax expense (benefit)	3,451	(1,994)	2,086	2,213	2,056	2,535	2,547	2,232
Net income (loss)	$13,684	$(7,903)	$7,738	$8,531	$7,643	$9,026	$9,838	$9,156

Per share information:
Basic earnings (loss) per share (a)	$0.72	$(0.41)	$0.74	$0.82	$0.74	$0.87	$0.95	$0.88
Diluted earnings (loss) per share (a)	0.71	(0.41)	0.73	0.81	0.73	0.87	0.94	0.87
Dividends paid per share	0.23	0.23	0.20	0.20	0.20	0.20	0.20	0.20
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
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting at December 31, 2024, using the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that, at December 31, 2024, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework (2013).
Crowe LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, as stated in their report dated March 31, 2025.

/s/ Thomas R. Quinn, Jr.	/s/ Neelesh Kalani
Thomas R. Quinn, Jr.	Neelesh Kalani
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

March 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors of Orrstown Financial Services, Inc.
Harrisburg, Pennsylvania

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Orrstown Financial Services, Inc. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance for Credit Losses – Qualitative Risk Factors
In accordance with ASU 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company, as described in Notes 1 and 4 of the consolidated financial statements, the allowance for credit losses (the “ACL”) is an accounting estimate of expected credit losses over the life of loans. The ASU requires the Company’s loan portfolio, measured at amortized cost, to be presented at the net amount expected to be collected. Estimates of expected credit losses for loans are based on historical experience, current conditions and reasonable and supportable forecasts over the life of the loans.

The Company measures expected credit losses based on loans collectively evaluated when similar risk characteristics exist primarily utilizing a discounted cash flow (“DCF”) model for the quantitative portion. Based on management's analysis, adjustments may be applied for additional factors impacting the risk of loss in the loan portfolio beyond the quantitatively calculated reserve calculated on collectively evaluated loans. As the quantitative reserve calculation incorporates historical conditions, management may consider an additional or reduced reserve is warranted through qualitative risk factors based on current and expected conditions.
We identified the auditing of the qualitative risk factors as a critical audit matter because of the significant auditor judgment applied and significant audit effort required to evaluate the subjective and complex judgments made by management related to the qualitative risk factors.
The primary procedures performed to address the critical audit matter included:
•Testing the effectiveness of management's controls addressing the:
◦Evaluation of the relevance and reliability of data used in determination of the qualitative risk factors.
◦Evaluation of the reasonableness of the assumptions and judgments used in the determination of qualitative risk factors.
•Substantive testing included:
◦Evaluating the appropriateness of the Company's methodology applied in determining the qualitative risk factors.
◦Evaluating the reasonableness of management’s assumptions and judgments used in developing the qualitative framework and used in determining the qualitative risk factors.
◦Evaluating the relevance and reliability of data used by management in determining the qualitative risk factors.
◦Testing the mathematical application of the qualitative risk factors within the ACL model.
Merger with Codorus Valley – Fair Value of Acquired Loans
As described in Notes 1 and 2 of the consolidated financial statements, the Company completed the acquisition of Codorus Valley for stock and cash consideration totaling approximately $233.4 million on July 1, 2024. Accounting for a merger requires management to record the assets acquired and liabilities assumed at fair value. The acquired loans were recorded at approximately $1.6 billion. The determination of fair values involves significant judgment by management regarding methods and assumptions, including discount rates, future expected cash flows, market conditions and other future events. For acquired loans at the merger date, management evaluated and classified loans based upon whether the loans had experienced a more-than-insignificant amount of credit deteriorating since origination. To determine the fair value of the loans, significant estimates and assumptions were applied, including projected cash flows, discount rates, repayment speeds, credit loss severity rates, default rates and realizable collateral values.
We identified the auditing the fair value of acquired loans as a critical audit matter because it involved significant auditor judgment and audit effort, including the need for specialized skills, to evaluate the significant assumptions made by management.
The primary procedures performed to address the critical audit matter included:
•Testing the effectiveness of management’s controls addressing the:
◦Evaluation of appropriateness of methods and reasonableness of assumptions applied in the estimate of fair value over the acquired loans.

◦Evaluation of the relevance and reliability of data used in the valuation of acquired loans.
•Substantive testing included:
◦Evaluating, with the assistance of our internal valuation specialists, the appropriateness of the methods and reasonableness of significant assumptions applied in the estimate of the fair value of acquired loans, including the application of those assumptions used in the calculation.
◦Evaluating the relevance and reliability of data used in the valuation of acquired loans.

/s/ Crowe LLP

We have served as the Company's auditor since 2014.

Washington, D.C.
March 31, 2025

Consolidated Balance Sheets
ORRSTOWN FINANCIAL SERVICES, INC.

	December 31,
(Dollars in thousands, except per share amounts)	2024	2023
Assets
Cash and due from banks	$51,026	$32,586
Interest-bearing deposits with banks	197,848	32,575
Cash and cash equivalents	248,874	65,161
Restricted investments in bank stocks	20,232	11,992
Securities available-for-sale (amortized cost of $864,920 and $549,089 at December 31, 2024 and 2023, respectively)	829,711	513,519
Loans held for sale, at fair value	6,614	5,816
Loans	3,931,214	2,298,313
Less: Allowance for credit losses	(48,689)	(28,702)
Net loans	3,882,525	2,269,611
Premises and equipment, net	50,217	29,393
Cash surrender value of life insurance	143,854	73,204
Goodwill	68,106	18,724
Other intangible assets, net	47,765	2,414
Accrued interest receivable	21,058	13,630
Deferred tax assets, net	42,647	22,017
Other assets	79,986	38,759
Total assets	$5,441,589	$3,064,240
Liabilities
Deposits:
Noninterest-bearing	$894,176	$430,959
Interest-bearing	3,728,920	2,127,855
Total deposits	4,623,096	2,558,814
Securities sold under agreements to repurchase and federal funds purchased	25,863	9,785
FHLB advances and other borrowings	115,364	137,500
Subordinated notes and trust preferred debt	68,680	32,093
Other liabilities	91,904	60,992
Total liabilities	4,924,907	2,799,184

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value—$0.05205 stated value per share 50,000,000 shares authorized; 19,722,640 shares issued and 19,389,967 outstanding at December 31, 2024; 11,204,599 shares issued and 10,612,390 outstanding at December 31, 2023	1,027	583
Additional paid—in capital	423,274	189,027
Retained earnings	126,540	117,667
Accumulated other comprehensive loss	(26,316)	(28,476)
Treasury stock— 332,673 and 592,209 shares, at cost, at December 31, 2024 and 2023, respectively	(7,843)	(13,745)
Total shareholders’ equity	516,682	265,056
Total liabilities and shareholders’ equity	$5,441,589	$3,064,240
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income
ORRSTOWN FINANCIAL SERVICES, INC.

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2024	2023	2022
Interest income
Loans	$210,287	$126,595	$93,528
Investment securities - taxable	27,361	18,031	10,237
Investment securities - tax-exempt	3,521	3,462	4,115
Short term investments	7,764	1,809	774
Total interest income	248,933	149,897	108,654
Interest expense
Deposits	84,234	37,510	6,337
Securities sold under agreements to repurchase and federal funds purchased	215	114	44
FHLB advances and other borrowings	4,945	5,350	630
Subordinated notes and trust preferred debt	4,285	2,017	2,013
Total interest expense	93,679	44,991	9,024
Net interest income	155,254	104,906	99,630
Provision for credit losses - loans	17,408	1,682	4,160
Provision for credit losses - unfunded loan commitments	(862)	—	28
Net interest income after provision for credit losses	138,708	103,224	95,442
Noninterest income
Service charges on deposit accounts	5,327	3,949	3,826
Interchange income	5,259	3,873	4,055
Other service charges, commissions and fees	1,566	917	788
Swap fee income	1,676	1,039	2,632
Trust and investment management income	11,501	7,691	7,631
Brokerage income	4,852	3,649	3,620
Mortgage banking activities	1,835	591	407
Income from life insurance	3,866	2,482	2,339
Investment securities gains (losses)	249	(47)	(160)
Other income	1,304	1,508	1,814
Total noninterest income	37,435	25,652	26,952
Noninterest expenses
Salaries and employee benefits	76,581	50,983	48,004
Occupancy	5,978	4,342	4,729
Furniture and equipment	8,592	5,251	5,083
Data processing	6,088	4,913	4,560
Automated teller and interchange fees	2,281	1,252	1,287
Advertising and bank promotions	2,587	2,157	2,264
FDIC insurance	2,677	1,960	1,083
Professional services	4,142	2,905	3,254
Directors' compensation	783	915	938
Taxes other than income	734	1,050	1,391
Intangible asset amortization	5,742	953	1,105
(continued)

	Years Ended December 31,
	2024	2023	2022
Merger-related expenses	22,671	1,059	—
Provision for legal settlement	478	—	13,000
Restructuring expenses	296	—	3,155
Other operating expenses	8,707	6,103	5,925
Total noninterest expenses	148,337	83,843	95,778
Income before income tax expense	27,806	45,033	26,616
Income tax expense	5,756	9,370	4,579
Net income	$22,050	$35,663	$22,037

Per share information:
Basic earnings per share	$1.49	$3.45	$2.09
Diluted earnings per share	1.48	3.42	2.06
Dividends paid per share	0.86	0.80	0.76
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss)
ORRSTOWN FINANCIAL SERVICES, INC.

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Net income	$22,050	$35,663	$22,037
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available-for-sale arising during the period	542	13,936	(55,321)
Reclassification adjustment for (gains) losses realized in net income	(181)	44	139
Net unrealized gains (losses) on securities available-for-sale	361	13,980	(55,182)
Tax effect	(82)	(3,075)	11,588
Total other comprehensive income (loss), net of tax and reclassification adjustments on securities available-for-sale	279	10,905	(43,594)
Unrealized gains (losses) on interest rate swaps used in cash flow hedges	1,429	682	(972)
Reclassification adjustment for losses realized in net income	—	—	—
Net unrealized gains (losses) on interest rate swaps used in cash flow hedges	1,429	682	(972)
Tax effect	(325)	(150)	204
Total other comprehensive income (loss), net of tax and reclassification adjustments on interest rate swaps used in cash flow hedges	1,104	532	(768)
Change in tax rate	777	—	—
Total other comprehensive income (loss), net of tax and reclassification adjustments	2,160	11,437	(44,362)
Total comprehensive income (loss)	$24,210	$47,100	$(22,325)
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity
ORRSTOWN FINANCIAL SERVICES, INC.

	Years Ended December 31, 2024, 2023 and 2022
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity

Balance, January 1, 2022	$586	$189,689	$78,700	$4,449	$(1,768)	$271,656
Net income	—	—	22,037	—	—	22,037
Total other comprehensive loss, net of taxes	—	—	—	(44,362)	—	(44,362)
Cash dividends ($0.76 per share)	—	—	(8,264)	—	—	(8,264)
Share-based compensation plans:
28,925 net common shares acquired and 482,712 net treasury shares acquired, including compensation expense totaling $2,154	(2)	(425)	—	—	(11,744)	(12,171)
Balance, December 31, 2022	584	189,264	92,473	(39,913)	(13,512)	228,896
Cumulative effect of change in accounting principle (Note 4)	—	—	(1,984)	—	—	(1,984)
Net income	—	—	35,663	—	—	35,663
Total other comprehensive income, net of taxes	—	—	—	11,437	—	11,437
Cash dividends ($0.80 per share)	—	—	(8,485)	—	—	(8,485)
Share-based compensation plans:
24,643 net common shares acquired and 34,380 net treasury shares acquired, including compensation expense totaling $2,356	(1)	(237)	—	—	(233)	(471)
Balance, December 31, 2023	583	189,027	117,667	(28,476)	(13,745)	265,056
Net income	—	—	22,050	—	—	22,050
Total other comprehensive income, net of taxes	—	—	—	2,160	—	2,160
Cash dividends ($0.86 per share)	—	—	(13,177)	—	—	(13,177)
Issuance of stock (8,532,038 common shares) to acquire Codorus Valley Bancorp, Inc.	444	232,983	—	—	—	233,427
Share-based compensation plans:
13,997 net common shares acquired and 259,536 net treasury shares issued, including compensation expense totaling $8,719	—	1,264	—	—	5,902	7,166
Balance, December 31, 2024	$1,027	$423,274	$126,540	$(26,316)	$(7,843)	$516,682
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows
ORRSTOWN FINANCIAL SERVICES, INC.

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Cash flows from operating activities
Net income	$22,050	$35,663	$22,037
Adjustments to reconcile net income to net cash provided by operating activities:
Net (discount accretion) premium amortization	(12,523)	2,040	1,893
Depreciation and amortization expense	9,690	4,340	4,620
Provision for credit losses - loans	17,408	1,682	4,160
Provision for credit losses - unfunded loan commitments	(862)	—	28
Share-based compensation	8,719	2,356	2,154
Gains on sales of loans originated for sale	(810)	(283)	(1,283)
Fair value adjustment on loans held for sale	(131)	323	1,373
Mortgage loans originated for sale	(43,928)	(18,437)	(82,708)
Proceeds from sales of loans originated for sale	44,071	23,461	77,291
Gains on sale of portfolio loans	(20)	—	(306)
Net gain on disposal of OREO and premises held for sale	—	(436)	—
Writedown of OREO and premises held for sale	—	—	1,297
Net loss on disposal of premises and equipment	381	252	530
Deferred income tax benefit	(867)	(651)	(591)
Investment securities (gains) losses	(249)	47	160
Provision for legal settlement	478	—	13,000
Payment of legal settlement	—	—	(13,000)
Return on investments in limited partnerships	(146)	(43)	(976)
Net losses (gains) on derivatives	(276)	373	114
Income from life insurance	(3,866)	(2,482)	(2,339)
Premium on branch sale	—	(1,102)	—
(Increase) decrease in accrued interest receivable and other assets	(10,610)	1,571	(4,168)
Increase (decrease) in accrued interest payable and other liabilities	4,165	(5,651)	10,863
Other, net	2,285	678	2,043
Net cash provided by operating activities	34,959	43,701	36,192
Cash flows from investing activities
Proceeds from sales of AFS securities	162,669	22,006	31,330
Maturities, repayments and calls of AFS securities	76,054	34,989	50,105
Purchases of AFS securities	(227,979)	(45,565)	(181,529)
Net cash and cash equivalents received from acquisitions	45,280	—	—
Net purchases of restricted investments in bank stocks	(7,072)	(1,350)	(3,390)
Net decrease (increase) decrease in loans	19,725	(145,301)	(172,607)
Proceeds from sales of portfolio loans	7,036	—	4,443
Investment in limited partnerships	(7,764)	(871)	1,410
Purchases of bank premises and equipment	(1,582)	(2,293)	(895)
Proceeds from disposal of OREO and premises held for sale	—	2,536	—
Proceeds from disposal of bank premises and equipment	—	43	—
Net cash paid in branch sale	—	(17,641)	—
Purchases of bank owned life insurance	(5,000)	—	—
Death benefit proceeds from life insurance contracts	—	342	142
Other	(374)	(143)	—
Net cash provided by (used in) investing activities	60,993	(153,248)	(270,991)
(continued)

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Cash flows from financing activities
Net increase in deposits	116,884	101,302	11,307
Net (increase) decrease in borrowings with original maturities less than 90 days	(14,365)	(14,650)	98,634
Proceeds from FHLB advances with original maturities greater than 90 days	—	40,000	—
Payments on FHLB advances with original maturities greater than 90 days	—	(1,455)	(441)
Dividends paid	(13,177)	(8,485)	(8,264)
Acquisition of treasury stock	—	(2,585)	(14,172)
Shares repurchased as treasury stock for employee taxes associated with restricted stock vesting	(2,393)	(378)	(285)
Proceeds from issuance of employee stock purchase plan shares	267	136	133
Other	545	—	—
Net cash provided by financing activities	87,761	113,885	86,912
Net increase (decrease) in cash and cash equivalents	183,713	4,338	(147,887)
Cash and cash equivalents at beginning of year	65,161	60,823	208,710
Cash and cash equivalents at end of year	$248,874	$65,161	$60,823

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$93,315	$42,888	$8,721
Income taxes	9,625	7,450	4,900
Supplemental schedule of noncash investing and financing activities:
Loans transferred from LHFS to portfolio loans	—	—	1,510
OREO acquired in settlement of loans	—	85	—
Premises and equipment transferred to held for sale	1,925	—	2,991
Lease liabilities arising from obtaining ROU assets	—	2,416	94
Deposits held for assumption in connection with sale of bank branch	—	—	31,307
Noncash transactions related to merger:
Assets acquired	2,156,831	—	—
Liabilities assumed	2,018,067	—	—

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
Nature of Operations – Orrstown Financial Services, Inc. is a financial holding company that operates Orrstown Bank, a commercial bank providing banking and financial advisory services in Berks, Cumberland, Dauphin, Franklin, Lancaster, Perry and York Counties, Pennsylvania, and in Anne Arundel, Baltimore, Harford, Howard and Washington Counties, Maryland. The Company operates in the community banking segment and engages in lending activities, including commercial, residential, commercial mortgages, construction, municipal, and various forms of consumer lending, and deposit services, including checking, savings, time, and money market deposits. The Company’s lending area also includes counties in Pennsylvania, Maryland, Delaware, Virginia and West Virginia within a 75-mile radius of the Company's executive and administrative offices as well as the District of Columbia. The Company also provides fiduciary services, investment advisory, insurance and brokerage services. The Company and the Bank are subject to regulation by certain federal and state agencies and undergo periodic examinations by such regulatory authorities.
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
Concentration of Credit Risk – The Company grants commercial, residential, construction, municipal, and various forms of consumer lending to clients primarily in its market area in south central Pennsylvania and in the greater Baltimore region and Washington County, Maryland. The Company’s lending area also includes counties in Pennsylvania, Maryland, Delaware, Virginia and West Virginia within a 75-mile radius of the Company's executive and administrative offices as well as the District of Columbia. Therefore, the Company's exposure to credit risk is significantly affected by changes in the economy in those areas. Although the Company maintains a diversified loan portfolio, a significant portion of its clients’ ability to honor their contracts is dependent upon economic sectors for commercial real estate, including office space, retail strip centers, sales finance, sub-dividers and developers, and multi-family, hospitality, and residential building operators. Management evaluates each clients' creditworthiness on a case-by-case basis. The amount of collateral obtained upon the extension of credit is based on management’s credit evaluation of the client. Types of collateral held varies, but generally include real estate and equipment.
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
Under the FRB regulations, the Bank generally had been required to maintain cash reserves against specified deposit liabilities. The FRB issued a final rule on December 22, 2020 that amended Regulation D by lowering the reserve requirement on all net transaction accounts maintained at depository institutions to 0%. Effective January 1, 2025, the FRB established the new reserve requirement exemption amount and low reserve tranche, but will not elevate the current reserve percentage above zero for depository institutions.
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
Investment Securities – AFS securities include investments that management intends to use as part of its asset/liability management strategy. The Company typically classifies debt securities as AFS on the date of purchase. At December 31, 2024 and 2023, the Company had no held to maturity or trading securities. AFS securities are reported at fair value. Interest income and dividends on debt securities are recognized in interest income on an accrual basis. Purchase premiums and discounts on debt securities are amortized to interest income using the interest method over the terms of the investment securities and approximate the level yield method. Changes in unrealized gains and losses, net of related deferred taxes, for AFS securities are recorded in AOCI. Realized gains and losses on investment securities are recorded on the trade date using the specific identification method and are included in noninterest income on the consolidated statements of income.
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
Investment securities may be sold in response to changes in interest rates, changes in prepayment rates and other factors. Under ASC 326-30, Financial Instruments - Credit Losses, the Company is required to conduct an impairment evaluation on AFS securities to determine whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If these situations apply, the guidance continues to require the Company to reduce the security's amortized cost basis down to its fair value through earnings. The Company also evaluates the unrealized losses on AFS securities to determine if a security's decline in fair value below its amortized cost basis is due to credit factors. The evaluation is based upon factors such as the creditworthiness of the underlying borrowers, performance of the underlying collateral, if applicable, and the level of credit support in the security structure. Management also evaluates other factors and circumstances that may be indicative of a decline in the fair value of the security due to a credit factor. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost and near-term prospects of the issuer. If this assessment indicates that a credit loss exists, the present value of the expected cash flows of the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost, an ACL is recorded for the credit loss, which is limited by the amount that the fair value is less than the amortized cost basis. Any additional amount of loss would be due to non-credit factors and is recorded in AOCI, net of taxes. If a credit loss is recognized in earnings, subsequent improvements to the expectation of collectability will be recognized through the ACL. If the fair value of the security increases above its amortized cost, the unrealized gain will be recorded in AOCI, net of taxes, on the unaudited condensed consolidated statements of financial condition. Accrued interest receivable on AFS securities is excluded from the estimate of credit losses.
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

Loans Held-for-Sale – The Company has elected to record the mortgage loans held for sale portfolio at fair market value as opposed to the lower of cost or market. The Company economically hedges its residential loans held for sale portfolio with forward sale agreements, which are reported at fair value. A lower of cost or market accounting treatment would not allow the Company to record the excess of the fair market value over book value, but would require the Company to record the corresponding reduction in value on the hedges. Both the loans and related hedges are carried at fair value, which reduces earnings volatility as the amounts more closely offset, particularly in environments when interest rates are declining. For loans held-for-sale for which the fair value option has been elected, the aggregate fair value was less than the aggregate principal balance by $131 thousand and $1.5 million as of December 31, 2024 and 2023, respectively. There were no loans held-for-sale that were nonaccrual or 90 or more days past due as of December 31, 2024 and 2023. Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income in the consolidated statements of income. Interest income on these loans is recognized in interest and fees on loans in the consolidated statements of income.
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
Allowance for Credit Losses – On January 1, 2023, the Company adopted Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), the current expected credit losses accounting standard commonly referred to as "CECL," which replaces the incurred loss model with the lifetime expected loss model. The CECL methodology requires an organization to measure all expected credit losses over the contractual term for financial assets measured at amortized cost, including loan receivables and held-to-maturity securities, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The CECL methodology also applies to off-balance sheet credit exposures not accounted for as insurance (e.g., loan commitments, standby letters of credit, financial guarantees and other similar instruments), net investments in leases recognized by a lessor in accordance with ASC Topic 842 on leases and AFS debt securities.
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
Acquired Loans - Purchased loans that do not qualify as PCD assets are accounted for similar to originated loans, whereby an ACL is recognized with a corresponding increase to the provision for credit losses in the consolidated statements of income. PCD loans are recorded at their purchase price plus the ACL expected at the time of acquisition resulting in a gross up of the amortized cost of the loans. Subsequent changes in the ACL from the initial ACL estimate are recorded as provision for credit losses in the consolidated statements of income.
From its merger with Codorus Valley, the Company evaluated and classified the acquired loans as PCD if the loans had experienced more-than-insignificant credit deterioration since origination or as non-PCD if the loans had not experienced a more-than-insignificant amount of credit deterioration since origination. PCD loans included loans on nonaccrual status, loans with historical delinquency since loan origination or having a risk rating of watch, special mention, substandard, doubtful or loss based on the Company's internal risk rating system. At acquisition, the fair value of the PCD loans was recorded to the ACL, but not as a charge to the provision for credit losses in the consolidated statements of operations. The initial allowance was instead established by grossing up the amortized cost of the PCD loan. Subsequent to the acquisition, changes in the expected credit losses on PCD loans were recorded to the provision for credit losses. The ACL for non-PCD loans is recorded to the provision for credit losses in the same period as the acquisition.
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
Loans Serviced – The Bank administers secondary market mortgage programs available through the FHLB and the Federal National Mortgage Association ("FNMA") and offers residential mortgage products and services to clients. The Bank originates single-family residential mortgage loans for sale in the secondary market and retains the servicing of those loans. At December 31, 2024 and 2023, the balance of loans serviced for others totaled $491.3 million and $466.7 million, respectively.
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
FASB ASU No. 2022-01, Derivatives and Hedging (Topic 815), Fair Value Hedging - Portfolio Layer Method clarified the guidance in Topic 815 on fair value hedge accounting of interest rate risk for financial asset portfolios by allowing entities to apply the "portfolio layer" method to portfolios of all financial assets, including both prepayable an nonprepayable financial assets. The model allows entities to designate multiple layers in a single portfolio as individual hedged items and also allows entities the flexibility to use any type of derivative (or combination of derivatives) by applying the multiple-layer model that aligns with its risk management strategy. At any time after the initial hedge designation, no assets may be added to a closed portfolio once it is designated in a portfolio layer method hedge; however, new hedging relationships associated with the portfolio may be designated and existing hedging relationships associated with the portfolio may be dedesignated to align with an entity’s evolving strategy for managing interest rate risk on a timely basis. Under the portfolio layer method, the basis of the portfolio assets is generally adjusted at the portfolio level rather than being allocated to individual assets within the portfolio, except when the allocation of basis adjustments is required by other areas of GAAP.
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
Premises and Equipment – Buildings, improvements, equipment and furniture and fixtures are carried at cost less accumulated depreciation and amortization. Land is carried at cost. Depreciation and amortization has been recognized generally on the straight-line method and is computed over the estimated useful lives of the various assets as follows: buildings and improvements, including leasehold improvements – 10 to 40 years; and furniture and equipment – 3 to 15 years. Leasehold improvements are amortized over the shorter of the lease term or the indicated life. Repairs and maintenance are charged to operations as incurred, while additions and improvements are typically capitalized. Gains or losses on the retirement or disposal of individual assets is recorded as income or expense in the period of retirement or disposal. Premises no longer in use and held for sale are included in other assets on the consolidated balance sheets at the lower of carrying value or fair value and no depreciation is charged on them. At December 31, 2024 and 2023, premises held-for-sale totaled $1.9 million and zero, respectively.
Leases - The Company evaluates its contracts at inception to determine if an arrangement either is a lease or contains one. Operating lease ROU assets are included in other assets and operating lease liabilities in other liabilities in the consolidated balance sheets. The Company has one finance lease at December 31, 2024, which was assumed through the Merger. The finance lease liability is included in other borrowings on the Company's consolidated balance sheets.
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
Goodwill and Other Intangible Assets – The Company accounts for its mergers and acquisitions using the acquisition method of accounting under the provisions of the FASB ASC Topic 805, Business Combinations. Under ASC 805, the assets acquired, including identified intangible assets such as core deposit intangibles and customer relationship intangibles, and liabilities assumed in a business combination are recognized at their acquisition-date fair value, while transaction costs and restructuring costs associated with the business combination are expensed as incurred. The excess of the merger consideration over the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill.
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
Mortgage Servicing Rights – The estimated fair value of MSRs related to loans sold and serviced by the Company is recorded as an asset upon the sale of such loans. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are evaluated periodically for impairment by comparing the carrying amount to estimated fair value. Fair value is determined periodically through a DCF valuation performed by a third party. Significant inputs to the valuation include expected servicing income, net of expense, the discount rate and the expected life of the underlying loans. To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment through a charge against servicing income on the consolidated statements of income. If the Company determines, based on subsequent valuations, that the impairment no longer exists or is reduced, the valuation allowance is reduced through a credit to earnings. MSRs, net of the valuation allowance, totaled $3.7 million at both December 31, 2024 and 2023, respectively, and are included in other assets on the consolidated balance sheets.
Foreclosed Real Estate – Real estate acquired through foreclosure or other means is initially recorded at the fair value of the related real estate collateral at the transfer date less estimated selling costs, and subsequently at the lower of its carrying value or fair value less estimated costs to sell. Fair value is determined based on an independent third party appraisal of the property or, when appropriate, a recent sales offer. Costs to maintain such real estate are expensed as incurred. Costs that significantly improve the value of the properties are capitalized. The Company had $138 thousand and zero real estate acquired through foreclosure or other means at December 31, 2024 and 2023, respectively.
Investments in Real Estate Partnerships – The Company has a 99% limited partnership interest in several real estate partnerships in central Pennsylvania. These investments are affordable housing projects, which entitle the Company to tax deductions and credits that expire in 2034. The Company accounts for its investments in affordable housing projects under the proportional amortization method when the criteria are met. The investment in these real estate partnerships, included in other assets on the consolidated balance sheets, totaled $10.0 million and $2.6 million at December 31, 2024 and 2023, respectively.
Equity method losses totaled $164 thousand, $322 thousand and $274 thousand for the years ended December 31, 2024, 2023 and 2022, respectively, and are included in other noninterest income on the consolidated statements of income. Proportional amortization method losses totaled $214 thousand for the years ended December 31, 2024, 2023 and 2022, and are included in income tax expense on the consolidated statements of income. During 2024, 2023 and 2022, the Company recognized federal tax credits from these projects totaling $260 thousand for each year, which are included in income tax expense on the consolidated statements of income.
Advertising – The Company expenses advertising as incurred. Advertising expense totaled $623 thousand, $502 thousand and $482 thousand for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Stock Compensation Plans – The Company has stock compensation plans that cover employees and non-employee directors. Compensation expense relating to share-based payment transactions is measured based on the grant date fair value of the share award, including a Black-Scholes model for stock options. Compensation expense for all stock awards is calculated and recognized over the employees’ or non-employee directors' service period, generally defined as the vesting period. There were 50,007 and zero outstanding and exercisable stock options at December 31, 2024 and 2023, respectively, which were assumed from the Merger.
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
Comprehensive Income – Comprehensive income consists of net income and OCI. Unrealized gains (losses) on AFS securities and interest rate swaps used in cash flow hedges, net of tax, were the components of AOCI at December 31, 2024 and 2023.
Fair Value – Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in the Note 20 to the consolidated financial statements. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.
Recently Adopted Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The updated guidance requires enhanced disclosures for significant expenses by reportable operating segments. The significant expense categories would be those regularly provided to the Company's chief operating decision-maker ("CODM") and included in an operating segment's measures of profit or loss. Other required disclosures include the composition of other segment items, the title and position of the CODM and an explanation on how the CODM evaluates and uses the reportable segment's performance. This guidance for segment reporting is effective for fiscal years beginning after December 15, 2023 and interim periods with fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard effective January 1, 2024, which did not have a significant impact on the consolidated financial statements.

The segment reporting guidance identifies operating segments as components of a business which are evaluated regularly by the Company's Chief Financial Officer, who is the designated CODM and is responsible for deciding how to allocate resources and assess performance. The segment is distinguished by the level of the information provided to the CODM, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products and services and customers are similar. While the Company monitors the available information about products and services, operations are managed and financial performance is evaluated on a company-wide basis. Management has determined that the Company has one reportable segment consisting of community banking and is engaged in lending activities and deposit services in addition to providing fiduciary, investment advisory, insurance and brokerage services. Management continues to evaluate the Company's business units for separate reporting if facts and circumstances change.
The community banking segment includes revenues from interest income primarily from loans and investment securities and non-interest income, which includes revenue from trust and investment management and retail brokerage services. The performance of the segment is evaluated using net income that is also reported on the consolidated statements of income. The measure of segment assets is reported on the consolidated balance sheets. Significant expenses, other than interest expense and the provision for credit losses, of the Company include salaries and employee benefits, occupancy, furniture and equipment, data processing and professional service fees. The CODM evaluates the financial performance of the segment using net income to monitor budget versus actual results. Other relevant company-wide financial performance and credit quality metrics used by the CODM to evaluate the segment performance and benchmark to the Company's peers include return on average assets, return on average shareholders' equity, basic and diluted earnings per common share, net interest margin and the efficiency ratio, among others.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require updates to the disclosures of the income tax rate reconciliation and income taxes paid. The income tax rate reconciliation will require expanded disclosure, using percentages and reporting currency amounts, to include specific categories, including state and local income tax, net of the federal income tax effect, tax credits and nontaxable and non-deductible items, with additional qualitative explanations of individually significant reconciling items. The amount of income taxes paid will require disaggregation by jurisdictional categories: federal, state and foreign. This guidance for income tax disclosures is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the updated guidance; however, management does not expect it will have a significant impact on its consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to disclose specified information about certain costs and expenses in the notes to the financial statements. The amendments require that at each interim and annual reporting period an entity disclose:
•(a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities included in each relevant expense caption;
•certain amounts that are already required to be disclosed under current GAAP in the same disclosures as other disaggregation requirements;
•qualitative descriptions of amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and
•the total amount of selling expenses and, in annual reporting periods, the entity's definition of selling expenses.
In January 2025, the FASB issued ASU No. 2025-01 clarifying the effective date for public business entities for fiscal years beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating ASU 2024-03 and its impact on its disclosures.
NOTE 2. MERGER
On July 1, 2024, Orrstown completed the previously announced merger of equals with Codorus Valley, pursuant to the Merger Agreement, dated as of December 12, 2023, by and between Orrstown and Codorus Valley. At the effective time of the Merger (the “Effective Time”), Codorus Valley was merged with and into Orrstown, with Orrstown as the surviving corporation, which was promptly followed by the merger of Codorus Valley’s wholly-owned bank subsidiary, PeoplesBank, A Codorus Valley Company, with and into Orrstown Bank, a wholly-owned subsidiary of Orrstown, with Orrstown Bank as the surviving bank.

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
PeoplesBank operated 22 full-service branches and eight limited purpose branches in Pennsylvania and Maryland. Following the Merger, Orrstown operated 51 branches as of July 1, 2024. In November 2024, Orrstown closed six of its branches, including three branches owned by the Bank, which the land and buildings were transferred to held-for-sale. After these branch closures were completed, the Bank has 38 full-service branches and seven limited purpose branches.
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
The Merger accomplishes the Company’s objectives of providing increased market opportunities and expanding its branch network through a contiguous footprint in Central and Eastern Pennsylvania and the Greater Baltimore, Maryland area. Further, the Merger created an expanded product suite based on the complementary nature of the products and customers of both companies and increases lending capacity, which has supported growth within the existing client base and has provided an opportunity to mitigate risks and increase potential returns.
The following tables summarize the purchase price consideration paid for Codorus Valley and the fair value of the assets acquired and liabilities assumed recognized at the acquisition date:

(dollars are in thousands, except per share data)
Number of shares of Codorus Valley common stock outstanding	9,751,323
Per common share exchange ratio	0.875
Expected shares of Codorus Valley common stock to be exchanged	8,532,408
Fractional shares of common stock to be paid in cash	(370)
Number of shares of Orrstown Common Stock - as exchanged	8,532,038
Orrstown common stock price per common share - closing stock price as of June 28, 2024	$27.36
Purchase price merger consideration for Codorus Valley	$233,437
Under the acquisition method of accounting, the total merger consideration is allocated to the acquired tangible and intangible assets and assumed liabilities of Codorus Valley based on their estimated fair value as of the closing of the Merger. The excess of the merger consideration over the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill. The Company recorded goodwill of $49.4 million in connection with the Merger, which is not amortized for financial reporting purposes, but is subject to annual impairment testing.

	Codorus Valley Book Value	Fair Value Adjustment	Codorus Valley Fair Value
	July 1, 2024		July 1, 2024
Total purchase price consideration			$233,437
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$45,290	$—	$45,290
Restricted investments in bank stocks	1,168	—	1,168
Securities available for sale	331,032	(4,532)	326,500
Loans, net of allowance for credit losses ("ACL")	1,715,761	(72,368)	1,643,393
Premises and equipment, net	17,553	6,551	24,104
Cash surrender value of life insurance	62,817	—	62,817
Accrued interest receivable	8,138	79	8,217
Goodwill	2,301	(2,301)	—
Other intangible assets, net	—	50,719	50,719
Deferred income tax asset, net	16,969	2,139	19,108
Other assets	21,024	(218)	20,806
Total identifiable assets acquired	2,222,053	(19,931)	2,202,122
Deposits	1,948,467	(3,218)	1,945,249
Securities sold under agreements to repurchase	7,943	—	7,943
FHLB advances and other borrowings	1,195	(803)	392
Subordinated notes and trust preferred debt	41,195	(4,983)	36,212
Other liabilities	25,030	3,241	28,271
Total liabilities assumed	2,023,830	(5,763)	2,018,067
Total identifiable net assets	$198,223	$(14,168)	$184,055
Goodwill			$49,382

The following are descriptions of the valuation methodologies used to estimate the fair values of major categories of assets acquired and liabilities assumed from the Merger. The Company used independent valuation specialists to assist with the determination of fair values for certain acquired assets and assumed liabilities. As permitted under GAAP, the Company has up to twelve months following the date of the Merger to finalize the fair values of the acquired assets and assumed liabilities related to the merger of Codorus Valley. During this measurement period, the Company may record subsequent adjustments to goodwill for provisional amounts recorded at the merger date, with provisional merger-related tax adjustments.
The Company acquired core deposit intangibles of $40.1 million and customer relationship intangible assets associated with its wealth and brokerage businesses totaling $10.6 million from the Merger. Both were valued utilizing the income approach, which is based on the present value of the cash flows that can be expected to be generated in the future. Subsequent to the initial valuation on July 1, 2024, the core deposit intangible and the customer relationship intangible from the Merger were adjusted by $4.3 million and $179 thousand, respectively, based on provisional adjustments from management's ongoing review. The provision adjustments to the core deposit intangible and customer relationship intangible resulted in deferred tax liabilities of $974 thousand and $41 thousand, respectively. The core deposit intangible and customer relationship intangible assets are amortized based on the sum-of-the-years digits method over the expected life of 10 years.
The Company increased the fair value of premises by $6.6 million with a corresponding decrease to goodwill based upon updated independent market-based appraisals for buildings, land and land improvements. The fair value adjustments will depreciated based on the estimated useful life of 40 years.
Pursuant to the Merger, the Company acquired operating lease assets and operating lease liabilities both with a fair value of $5.1 million based on the income approach, which considered the lease contracts current rental rates, escalation terms and expiration periods. The Company also acquired a finance lease asset and liability with a fair value of $392 thousand. At July 1, 2024, the Company recorded negative fair value adjustments of $1.1 million and $133 thousand to acquired operating lease assets and finance lease assets, respectively, which are amortized over the remaining lease terms.

An adjustment of $3.2 million was recorded to reflect the fair value of the time deposits assumed, which was determined using a discounted cash flow approach that utilized a discount rate equal to current market interest rates for instruments with similar terms and maturities. The fair value adjustment for time deposits will be amortized over the remaining maturities.
Subordinated notes and trust preferred debt were valued using a discounted cash flow approach, which applied a discount rate based upon other issuances with comparable terms. Fair value adjustments of $2.4 million and $2.7 million were recorded for the acquired subordinated notes and trust preferred debt, respectively, which will be amortized over their remaining maturities.
The Company evaluated and classified the acquired loans between non-PCD or PCD. The PCD loans include loans which experienced more-than-insignificant credit deterioration since origination. PCD loans included loans on nonaccrual status, loans with historical delinquency since loan origination or having a risk rating of watch, special mention, substandard, doubtful or loss based on the Company's internal risk rating system. For PCD loans, an ACL is recorded on day 1 and added to the fair value of the loan for its amortized cost. At day 1, a provision for credit loss is not recorded on PCD loans. The following table presents details related to the fair value of acquired PCD loans at the acquisition date:

	Unpaid Principal Balance	PCD ACL	Non-Credit Discount	Fair Value of Acquired Loans
Commercial real estate	$74,319	$(1,321)	$(5,531)	$67,467
Acquisition and development	24,232	(2,535)	(781)	20,916
Agricultural	7,129	(2)	(895)	6,232
Commercial and industrial	26,325	(1,947)	(4,059)	20,319
Residential mortgage	16,720	(105)	(1,936)	14,679
Installment and other loans	117	(10)	(11)	96
	$148,842	$(5,920)	$(13,213)	$129,709

The following table presents selected pro forma information for the years ended December 31, 2024 and 2023 as if the Merger had occurred at January 1, 2023. The pro forma information includes the estimated impact of certain fair value adjustments and other merger-related activity. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been affected on the assumed dates. In addition, the unaudited pro forma information does not reflect management's estimate of any revenue-enhancing opportunities or anticipated cost savings as a result of the integration.

	Years Ended December 31,
	2024	2023
Net interest income	$199,413	$206,658
Net Income	73,884	73,605

NOTE 3. INVESTMENT SECURITIES
At December 31, 2024 and 2023, all investment securities were classified as AFS. The following table summarizes amortized cost and fair value of AFS securities, and the corresponding amounts of gross unrealized gains and losses recognized in AOCI and the ACL at December 31, 2024 and 2023:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2024
U.S. Treasury securities	$20,043	$—	$1,980	$—	$18,063
U.S. government agencies	2,953	100	—	—	3,053
States and political subdivisions	220,418	10	20,400	—	200,028
GSE residential MBSs	155,793	52	4,297	—	151,548
GSE commercial MBSs	8,570	243	21	—	8,792
GSE residential CMOs	331,016	485	6,809	—	324,692
Non-agency CMOs	35,548	202	2,466	—	33,284
Asset-backed	88,450	655	1,002	—	88,103
Corporate bonds	1,935	19	—	—	1,954
Other	194	—	—	—	194
Totals	$864,920	$1,766	$36,975	$—	$829,711
December 31, 2023
U.S. Treasury securities	$20,057	$—	$2,217	$—	$17,840
U.S. government agencies	3,994	157	—	—	4,151
States and political subdivisions	221,624	28	18,530	—	203,122
GSE residential MBSs	61,669	—	4,037	—	57,632
GSE commercial MBSs	4,387	356	—	—	4,743
GSE residential CMOs	79,284	18	6,200	—	73,102
Non-agency CMOs	48,162	316	3,809	—	44,669
Asset-backed	109,786	442	2,094	—	108,134
Other	126	—	—	—	126
Totals	$549,089	$1,317	$36,887	$—	$513,519

The following table summarizes investment securities with unrealized losses at December 31, 2024 and 2023, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
December 31, 2024
U.S. Treasury securities	—	$—	$—	3	$18,063	$1,980	3	$18,063	$1,980
States and political subdivisions	13	10,080	131	42	189,448	20,269	55	199,528	20,400
GSE residential MBSs	68	85,836	1,117	15	55,579	3,180	83	141,415	4,297
GSE commercial MBS	3	2,963	21	—	—	—	3	2,963	21
GSE residential CMOs	52	158,439	729	15	56,443	6,080	67	214,882	6,809
Non-agency CMOs	2	8,816	218	4	16,636	2,248	6	25,452	2,466
Asset-backed	4	11,964	17	9	44,130	985	13	56,094	1,002
Totals	142	$278,098	$2,233	88	$380,299	$34,742	230	$658,397	$36,975
December 31, 2023
U.S. Treasury securities	—	$0	$0	3	$17,840	$2,217	3	$17,840	$2,217
States and political subdivisions	4	2,419	53	40	199,933	18,477	44	202,352	18,530
GSE residential MBSs	—	—	—	15	57632	4037	15	57,632	4037
GSE residential CMOs	4	12,710	186	14	56,765	6,014	18	69,475	6,200
Non-agency CMOs	3	11,531	83	4	16,334	3,726	7	27,865	3,809
Asset-backed	1	865	4	15	74,407	2,090	16	75,272	2,094
Totals	12	$27,525	$326	91	$422,911	$36,561	103	$450,436	$36,887

On a quarterly basis, the Company conducts an impairment evaluation on AFS securities to determine whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If these situations apply, the guidance requires the Company to reduce the security's amortized cost basis down to its fair value through earnings. The Company also evaluates the unrealized losses on AFS securities to determine if a security's decline in fair value below its amortized cost basis is due to credit factors. The evaluation is based upon factors such as the creditworthiness of the underlying issuers, performance of the underlying collateral, if applicable, and the level of credit support in the security structure. Management also evaluates other factors and circumstances that may be indicative of a decline in the fair value of the security due to a credit factor. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost and near-term prospects of the issuer. If this assessment indicates that a credit loss exists, the present value of the expected cash flows of the security is compared to the amortized cost basis of the security. Under the CECL standard, if the present value of the cash flows expected to be collected is less than the amortized cost, an ACL is recorded for the credit loss, which is limited by the amount that the fair value is less than the amortized cost basis. Any additional amount of loss would be due to non-credit factors and is recorded in AOCI, net of taxes. If a credit loss is recognized in earnings, subsequent improvements to the expectation of collectability will be recognized through the ACL. If the fair value of the security increases above its amortized cost, the unrealized gain will be recorded in AOCI, net of taxes, on the consolidated balance sheets.
The Company did not record an ACL on the AFS securities at December 31, 2024 and 2023. As of these periods, the Company considers the unrealized losses on the AFS securities to be related to fluctuations in market conditions, primarily interest rates, and not reflective of deterioration in credit. In addition, the Company maintains that it has the intent and ability to hold these AFS securities until the amortized cost is recovered and it is more likely than not that any of AFS securities in an unrealized loss position would not be required to be sold. At December 31, 2024 and 2023, unrealized losses were higher than prior periods due to market uncertainty resulting from inflation and higher interest rates from the time of the security purchase.
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
The Company does not intend to sell the aforementioned investment securities with unrealized losses and it is more likely than not that the Company will not be required to sell them before recovery of their amortized cost basis, which may be maturity. In addition, the unrealized losses are not credit related. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at December 31, 2024.
The following table summarizes amortized cost and fair value of investment securities by contractual maturity at December 31, 2024. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	42,402	39,164
Due after five years through ten years	51,758	46,721
Due after ten years	151,383	137,407
CMOs and MBSs	530,927	518,316
Asset-backed	88,450	88,103
	$864,920	$829,711
The following table summarizes proceeds from sales of investment securities and gross gains and gross losses for the years ended December 31, 2024, 2023 and 2022.

	2024	2023	2022
Proceeds from sale of investment securities	$162,669	$22,006	$31,330
Gross gains	271	8	35
Gross losses	22	55	25
During the year ended December 31, 2024, the Company recorded net investment security gains of $249 thousand from a security redemption resulting in a gain of $181 thousand and mark-to-market activity on an equity security. The Company recorded net investment security losses of $47 thousand and net investment security gains of $10 thousand for years ended December 31, 2023 and 2022, respectively. During 2024, the portfolio was restructured to align the interest rate risk and credit profile for the combined balance sheet from the Merger. The Company sold investment securities with a principal balance of $162.7 million in proximity to the Merger date for no gain or loss as the fair value of the investment securities approximated the book value. During 2023, the Company sold nine securities with a principal balance of $22.0 million for a net loss of $44 thousand and during 2022, the Company recorded a loss of $171 thousand on a call of a non-agency CMO. Investment securities with a fair value of $669.2 million and $439.7 million at December 31, 2024 and 2023, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.
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
Agricultural loans include advances to individuals or businesses to finance agricultural production or loans secured by farmland. Agricultural production may include the growing or storing of crops, the purchase and carrying of livestock, the purchase of farm machinery and equipment or the operations of a farm, including vehicles and consumer goods. The collateral securing these loans may include the real estate for agricultural production, the borrower's business or personal assets, inventory or equipment.
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

The following table presents the loan portfolio by segment and class, excluding residential LHFS, at December 31, 2024 and 2023:

	2024	2023
Commercial real estate:
Owner-occupied	$633,567	$373,757
Non-owner occupied	1,160,238	694,638
Multi-family	274,135	150,675
Non-owner occupied residential	179,512	95,040
Acquisition and development:
1-4 family residential construction	47,432	24,516
Commercial and land development	241,424	115,249
Agricultural	125,156	26,847
Commercial and industrial	451,384	340,238
Municipal	30,044	9,812
Residential mortgage:
First lien	460,297	266,239
Home equity – term	5,988	5,078
Home equity – lines of credit	303,561	186,450
Installment and other loans	18,476	9,774
Total loans	$3,931,214	$2,298,313
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
Internal loan reviews are completed annually on all commercial relationships with a committed loan balance in excess of $2.0 million, which includes confirmation of risk rating by an independent credit officer. In addition, all commercial relationships greater than $500 thousand rated special mention, substandard, doubtful or loss are reviewed quarterly and corresponding risk ratings are reaffirmed by the Company's Problem Loan Committee, with subsequent reporting to the Management ERM Committee and the Board of Directors.

The following table presents the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of December 31, 2024 and 2023. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan and payment activity. Residential mortgage, installment and other consumer loans are presented below based on payment performance: performing or nonperforming.

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$55,068	$86,255	$106,696	$112,278	$31,495	$155,543	$14,653	$280	$562,268
Special mention	—	1,674	18,563	1,895	7,946	5,422	165	—	35,665
Substandard - Non-IEL	—	694	14,572	4,204	2,477	4,899	4,510	—	31,356
Substandard - IEL	—	9	—	1,110	245	2,914	—	—	4,278
Total owner-occupied loans	$55,068	$88,632	$139,831	$119,487	$42,163	$168,778	$19,328	$280	$633,567
Current period gross charge offs - owner-occupied	$—	$217	$13	$313	$—	$12	$—	$—	$555
Non-owner occupied:
Risk rating
Pass	$82,441	$146,020	$193,131	$326,586	$123,646	$256,212	$2,335	$—	$1,130,371
Special mention	—	10,081	2,985	334	7,920	1,919	—	—	23,239
Substandard - Non-IEL	482	—	1,049	—	1,043	2,588	—	—	5,162
Substandard - IEL	—	—	—	—	—	1,466	—	—	1,466
Total non-owner occupied loans	$82,923	$156,101	$197,165	$326,920	$132,609	$262,185	$2,335	$—	$1,160,238
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$65	$—	$—	$65
Multi-family:
Risk rating
Pass	$7,269	$12,679	$105,883	$54,028	$30,968	$54,676	$1,351	$—	$266,854
Special mention	—	—	1,094	—	—	—	—	—	1,094
Substandard - Non-IEL	—	—	571	4,658	—	237	—	—	5,466
Substandard - IEL	—	—	—	—	—	721	—	—	721
Total multi-family loans	$7,269	$12,679	$107,548	$58,686	$30,968	$55,634	$1,351	$—	$274,135
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$7	$—	$—	$7
Non-owner occupied residential:
Risk rating
Pass	$9,322	$22,771	$29,681	$29,729	$19,410	$64,851	$1,257	$—	$177,021
Special mention	—	—	—	147	42	478	39	—	706
Substandard - Non-IEL	—	—	166	133	—	1,311	—	—	1,610
Substandard - IEL	—	—	43	—	—	132	—	—	175
Total non-owner occupied residential loans	$9,322	$22,771	$29,890	$30,009	$19,452	$66,772	$1,296	$—	$179,512
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$29	$—	$—	$—	$—	$29

(continued)

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$30,908	$7,079	$2,295	$598	$935	$762	$3,921	$—	$46,498
Special mention	74	717	—	—	—	143	—	—	934
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total 1-4 family residential construction loans	$30,982	$7,796	$2,295	$598	$935	$905	$3,921	$—	$47,432
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and land development:
Risk rating
Pass	$60,420	$57,563	$74,893	$14,107	$372	$6,928	$7,280	$—	$221,563
Special mention	734	—	4,557	998	1,841	3,451	—	—	11,581
Substandard - Non-IEL	2,966	1,656	—	—	—	—	—	—	4,622
Substandard - IEL	—	18	3,282	358	—	—	—	—	3,658
Total commercial and land development loans	$64,120	$59,237	$82,732	$15,463	$2,213	$10,379	$7,280	$—	$241,424
Current period gross charge offs - commercial and land development	$—	$23	$—	$—	$—	$—	$—	$—	$23
Agricultural
Risk rating
Pass	$14,663	$14,507	$21,782	$19,486	$10,463	$28,095	$13,891	$164	$123,051
Special mention	—	—	—	25	—	902	161	—	1,088
Substandard - Non-IEL	—	—	13	—	—	207	—	—	220
Substandard - IEL	—	—	797	—	—	—	—	—	797
Total agricultural loans	$14,663	$14,507	$22,592	$19,511	$10,463	$29,204	$14,052	$164	$125,156
Current period gross charge offs - agricultural	$—	$1	$—	$18	$—	$18	$1	$—	$38
Commercial and Industrial:
Risk rating
Pass	$82,924	$55,109	$53,482	$49,937	$15,405	$17,215	$137,379	$2,768	$414,219
Special mention	485	2,000	2,477	293	2	23	10,516	—	15,796
Substandard - Non-IEL	—	1,037	2,547	3,409	—	490	8,386	—	15,869
Substandard - IEL	409	2,772	140	191	884	921	183	—	5,500
Total commercial and industrial loans	$83,818	$60,918	$58,646	$53,830	$16,291	$18,649	$156,464	$2,768	$451,384
Current period gross charge offs - commercial and industrial	$—	$335	$212	$60	$1,739	$60	$571	$—	$2,977
Municipal:
Risk rating
Pass	$1,565	$—	$10,006	$3,124	$269	$15,080	$—	$—	$30,044
Total municipal loans	$1,565	$—	$10,006	$3,124	$269	$15,080	$—	$—	$30,044
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—
(continued)

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Residential mortgage:
First lien:
Payment performance
Performing	$62,970	$101,901	$103,347	$52,420	$25,303	$109,113	$—	$—	$455,054
Nonperforming	672	308	241	483	218	3,321	—	—	5,243
Total first lien loans	$63,642	$102,209	$103,588	$52,903	$25,521	$112,434	$—	$—	$460,297
Current period gross charge offs - first lien	$—	$—	$—	$—	$—	$2	$—	$—	$2
Home equity - term:
Payment performance
Performing	$395	$752	$1,040	$201	$462	$3,068	$—	$—	$5,918
Nonperforming	—	—	36	—	—	34	—	—	70
Total home equity - term loans	$395	$752	$1,076	$201	$462	$3,102	$—	$—	$5,988
Current period gross charge offs - home equity - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$200,886	$100,331	$301,217
Nonperforming	—	—	—	—	—	—	2,048	296	2,344
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$202,934	$100,627	$303,561
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$—	$63	$—	$63
Installment and other loans:
Payment performance
Performing	$2,197	$2,764	$2,209	$830	$119	$496	$9,817	$19	$18,451
Nonperforming	9	3	—	—	—	13	—	—	25
Total Installment and other loans	$2,206	$2,767	$2,209	$830	$119	$509	$9,817	$19	$18,476
Current period gross charge offs - installment and other	$209	$12	$—	$32	$—	$33	$21	$—	$307

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$50,829	$103,192	$69,888	$21,232	$21,251	$62,634	$4,941	$—	$333,967
Special mention	—	—	2,517	1,176	—	1,314	—	—	5,007
Substandard - Non-IEL	—	9,923	—	6,075	—	2,687	312	—	18,997
Substandard - IEL	—	—	—	13,366	—	2,420	—	—	15,786
Total owner-occupied loans	$50,829	$113,115	$72,405	$41,849	$21,251	$69,055	$5,253	$—	$373,757
Current period gross charge offs - owner-occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied:
Risk rating
Pass	$82,879	$102,212	$235,031	$83,652	$63,176	$120,696	$509	$—	$688,155
Special mention	—	—	—	524	—	2,112	—	—	2,636
Substandard - Non-IEL	—	—	—	—	—	2,739	—	868	3,607
Substandard - IEL	—	—	—	—	—	240	—	—	240
Total non-owner occupied loans	$82,879	$102,212	$235,031	$84,176	$63,176	$125,787	$509	$868	$694,638
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family:
Risk rating
Pass	$2,701	$61,805	$28,541	$12,694	$7,437	$33,895	$117	$—	$147,190
Special mention	—	—	—	—	244	2,008	—	—	2,252
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	1,233	—	—	1,233
Total multi-family loans	$2,701	$61,805	$28,541	$12,694	$7,681	$37,136	$117	$—	$150,675
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied residential:
Risk rating
Pass	$10,075	$20,473	$16,947	$7,974	$6,444	$28,319	$1,130	$—	$91,362
Special mention	—	—	—	—	—	731	—	—	731
Substandard - Non-IEL	—	—	—	—	—	375	—	—	375
Substandard - IEL	2	—	192	1,461	—	917	—	—	2,572
Total non-owner occupied residential loans	$10,077	$20,473	$17,139	$9,435	$6,444	$30,342	$1,130	$—	$95,040
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$—	$—	$12	$—	$—	$12
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$18,820	$5,400	$—	$—	$—	$—	$—	$—	$24,220
Special mention	222	—	74	—	—	—	—	—	296
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total 1-4 family residential construction loans	$19,042	$5,400	$74	$—	$—	$—	$—	$—	$24,516
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
(continued)

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial and land development:
Risk rating
Pass	$28,829	$48,453	$9,847	$9,927	$110	$1,774	$6,574	$6,936	$112,450
Special mention	—	—	—	1,001	—	437	—	—	1,438
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	1,361	—	—	1,361
Total commercial and land development loans	$28,829	$48,453	$9,847	$10,928	$110	$3,572	$6,574	$6,936	$115,249
Current period gross charge offs - commercial and land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural
Risk rating
Pass	$2,339	$4,434	$4,102	$3,204	$397	$10,926	$866	$—	$26,268
Special mention	—	—	—	—	—	357	8	—	365
Substandard - Non-IEL	—	—	—	—	—	214	—	—	214
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total agricultural loans	$2,339	$4,434	$4,102	$3,204	$397	$11,497	$874	$—	$26,847
Current period gross charge offs - agricultural	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial:
Risk rating
Pass	$65,396	$65,236	$63,015	$21,376	$10,356	$9,849	$85,609	$1,522	$322,359
Special mention	—	4,251	4,364	11	552	—	2,250	—	11,428
Substandard - Non-IEL	—	—	4,682	—	5	11	1,082	—	5,780
Substandard - IEL	—	69	—	7	—	454	141	—	671
Total commercial and industrial loans	$65,396	$69,556	$72,061	$21,394	$10,913	$10,314	$89,082	$1,522	$340,238
Current period gross charge offs - commercial and industrial	$—	$161	$106	$—	$—	$8	$473	$—	$748
Municipal:
Risk rating
Pass	$—	$—	$3,403	$—	$—	$6,409	$—	$—	$9,812
Total municipal loans	$—	$—	$3,403	$—	$—	$6,409	$—	$—	$9,812
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential mortgage:
First lien:
Payment performance
Performing	$43,641	$71,311	$34,704	$8,056	$7,465	$97,943	$—	$638	$263,758
Nonperforming	—	—	—	—	120	2,361	—	—	2,481
Total first lien loans	$43,641	$71,311	$34,704	$8,056	$7,585	$100,304	$—	$638	$266,239
Current period gross charge offs - first lien	$—	$—	$—	$—	$—	$58	$—	$—	$58
Home equity - term:
Payment performance
Performing	$607	$732	$90	$426	$115	$3,105	$—	$—	$5,075
Nonperforming	—	—	—	—	—	3	—	—	3
Total home equity - term loans	$607	$732	$90	$426	$115	$3,108	$—	$—	$5,078
Current period gross charge offs - home equity - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
(continued)

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$107,967	$77,171	$185,138
Nonperforming	—	—	—	—	—	—	1,296	16	1,312
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$109,263	$77,187	$186,450
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$—	$40	$—	$40
Installment and other loans:
Payment performance
Performing	$758	$413	$332	$106	$670	$947	$6,500	$—	$9,726
Nonperforming	3	—	—	—	33	12	—	—	48
Total Installment and other loans	$761	$413	$332	$106	$703	$959	$6,500	$—	$9,774
Current period gross charge offs - installment and other	$181	$24	$—	$—	$4	$10	$28	$—	$247

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
At December 31, 2024 and 2023, the Company’s individually evaluated loans were measured based on the estimated fair value of the collateral securing the loan, except for purchased auto loans on nonaccrual status and accruing loans accounted for as TDRs prior to the adoption of ASU 2022-02. For real estate loans, collateral generally consists of commercial or residential real estate, but in the case of commercial and industrial loans, it could also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
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

The following table presents the amortized cost basis of nonaccrual loans, according to loan class, with and without reserves on individually evaluated loans as of December 31, 2024 and 2023. The Company did not recognize interest income on nonaccrual loans for the years ended December 31, 2024 and 2023. During the year ended December 31, 2024, the Company recorded interest income previously applied to principal of $1.6 million from the payoff of a commercial real estate loan, which had an outstanding principal balance of $13.4 million at December 31, 2023.

	December 31, 2024				December 31, 2023
	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing
Commercial real estate:
Owner-occupied	$232	$4,046	$4,278	$—	$—	$15,786	$15,786	$—
Non-owner occupied	—	1,466	1,466	—	—	240	240	—
Multi-family	—	721	721	237	—	1,233	1,233	—
Non-owner occupied residential	—	175	175	—	—	2,572	2,572	—
Acquisition and development:
1-4 family residential construction	—	—	—	—	—	—	—	—
Commercial and land development	3,282	376	3,658	—	—	1,361	1,361	—
Agricultural	—	797	797	—	—	—	—	—
Commercial and industrial	2,822	2,678	5,500	113	68	604	672	—
Municipal	—	—	—	—	—	—	—	—
Residential mortgage:
First lien	—	5,077	5,077	243	—	2,309	2,309	66
Home equity – term	36	34	70	18	—	3	3	—
Home equity – lines of credit	—	2,344	2,344	30	—	1,312	1,312	—
Installment and other loans	15	10	25	—	3	36	39	—
Total	$6,387	$17,724	$24,111	$641	$71	$25,456	$25,527	$66

A loan is considered to be collateral-dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral. At December 31, 2024 and 2023, substantially all individually evaluated loans were collateral-dependent and consisted primarily of commercial real estate, acquisition and development and residential mortgage loans, which were primarily secured by commercial or residential real estate. The following table presents the amortized cost basis of collateral-dependent loans by class as of December 31, 2024:

	Type of Collateral
December 31, 2024	Business Assets	Commercial Real Estate	Equipment	Land	Residential Real Estate	Other	Total
Commercial real estate:
Owner occupied	$—	$4,269	$—	$—	$—	$—	$4,269
Non-owner occupied	—	1,463	—	—	—	—	1,463
Multi-family	—	721	—	—	—	—	721
Non-owner occupied residential	—	175	—	—	—	—	175
Acquisition and development:
Commercial and land development	—	3,381	—	277	—	—	3,658
Agricultural	—	—	—	797	—	—	797
Commercial and industrial	1,919	—	3,515	—	—	—	5,434
Residential mortgage:
First lien	—	—	—	—	5,007	—	5,007
Home equity - term	—	—	—	—	70	—	70
Home equity - lines of credit	—	—	—	—	2,344	—	2,344
Installment and other loans	—	—	3	—	—	9	12
Total	$1,919	$10,009	$3,518	$1,074	$7,421	$9	$23,950
December 31, 2023
Commercial real estate:
Owner occupied	$—	$15,786	$—	$—	$—	$—	$15,786
Non-owner occupied	—	240	—	—	—	—	240
Multi-family	—	1,233	—	—	—	—	1,233
Non-owner occupied residential	—	2,572	—	—	—	—	2,572
Acquisition and development:
Commercial and land development	—	—	—	1,361	—	—	1,361
Commercial and industrial	2	76	594	—	—	—	672
Residential mortgage:
First lien	—	—	—	—	2,231	—	2,231
Home equity - term	—	—	—	—	3	—	3
Home equity - lines of credit	—	—	—	—	1,312	—	1,312
Installment and other loans	—	—	18	—	—	—	18
Total	$2	$19,907	$612	$1,361	$3,546	$—	$25,428
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
The Company may modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, interest rate reduction or an other-than-insignificant payment delay. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL. The Company may also provide multiple types of modifications on an individual loan. During the year ended December 31, 2024, the Company extended modifications to eight borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan compared to two borrowers during the year ended December 31, 2023. In addition, the Company acquired three FDM loans, which were modified prior to the Merger during 2024. For loans previously modified to borrowers experiencing financial difficulty, there were payoffs of three loans within various commercial and commercial real estate loan classes totaling $5.8 million during the year ended December 31, 2024. There were no payment defaults in the subsequent twelve months after the modification and the Company has not committed to lend additional amounts to these borrowers.
The following table presents the fair value of loans that were both experiencing financial difficulty and modified during the years ended December 31, 2024 and 2023, by loan class and by type of modification. The percentage of loans that were modified to borrowers experiencing difficulty as compared to the loan class is also presented below.

December 31, 2024	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reductions	Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	$—	$—	$506	$—	$—	$—	0.08%
Multi-family	—	—	721	—	—	—	0.26%
Acquisition and development:
1-4 family residential construction	—	—	143	—	—	—	0.30%
Commercial and land development	—	—	4,557	—	—	—	1.89%
Commercial and industrial	—	—	66	3,263	—	—	0.74%
	$—	$—	$5,993	$3,263	$—	$—
December 31, 2023
Acquisition and development:
Commercial and land development	$—	$—	$1,361	$—	$—	$—	1.18%
Installment and other loans	—	—	9	—	—	—	0.09%
	$—	$—	$1,370	$—	$—	$—
The Company monitors the performance of the modified loans to borrowers experiencing financial difficulty to determine the effectiveness of its modification efforts. The following table presents the performance of the modified loans in the previous twelve months:

December 31, 2024	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Non-Accrual
Commercial real estate:
Owner-occupied	$—	$—	$—	$—	$—	$506
Multi-family	—	—	—	—	—	721
Acquisition and development:
1-4 family residential construction	143	—	—	—	143	—
Commercial and land development	4,557	—	—	—	4,557	—
Commercial and industrial	66	—	—	—	66	3,263
Total:	$4,766	$—	$—	$—	$4,766	$4,490
December 31, 2023
Commercial and land development	$—	$—	$—	$—	$—	$1,361
Installment and other loans	9	—	—	—	9	—
Total:	$9	$—	$—	$—	$9	$1,361

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the years ended December 31, 2024 and 2023:

December 31, 2024	Principal Forgiveness	Weighted Average interest Rate Reduction	Weighted Average Term Extension (in years)
Commercial real estate:
Owner-occupied	$—	4.0%	2.0
Multi-family	—	—%	1.0
Acquisition and development:
1-4 family residential construction	—	—%	1.0
Commercial and land development	—	—%	1.0
Commercial and industrial	—	0.7%	4.0
December 31, 2023
Acquisition and development:
Commercial and land development	—	—%	1.0
Installment and other loans	—	—%	1.1

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due by aggregating loans based on its delinquencies. The following table presents the classes of the loan portfolio summarized by aging categories at December 31, 2024:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due	Total Loans
December 31, 2024
Commercial real estate:
Owner occupied	$1,753	$2,070	$1,433	$5,256	$628,311	$633,567
Non-owner occupied	1,251	148	72	1,471	1,158,767	1,160,238
Multi-family	124	—	237	361	273,774	274,135
Non-owner occupied residential	1,383	115	65	1,563	177,949	179,512
Acquisition and development:
1-4 family residential construction	1,540	532	—	2,072	45,360	47,432
Commercial and land development	818	—	3,301	4,119	237,305	241,424
Agricultural	466	845	—	1,311	123,845	125,156
Commercial and industrial	410	280	4,459	5,149	446,235	451,384
Municipal	237	—	—	237	29,807	30,044
Residential mortgage:
First lien	17,534	4,827	2,822	25,183	435,114	460,297
Home equity - term	37	69	18	124	5,864	5,988
Home equity - lines of credit	3,612	318	1,208	5,138	298,423	303,561
Installment and other loans	94	11	12	117	18,359	18,476
	$29,259	$9,215	$13,627	$52,101	$3,879,113	$3,931,214
December 31, 2023
Commercial real estate:
Owner occupied	$13,852	$—	$117	$13,969	$359,788	$373,757
Non-owner occupied	152	—	—	152	694,486	694,638
Multi-family	—	—	—	—	150,675	150,675
Non-owner occupied residential	—	—	192	192	94,848	95,040
Acquisition and development:
1-4 family residential construction	—	—	—	—	24,516	24,516
Commercial and land development	16	—	—	16	115,233	115,249
Commercial and industrial	27	69	625	721	366,364	367,085
Municipal	—	—	—	—	9,812	9,812
Residential mortgage:
First lien	5,433	1,058	721	7,212	259,027	266,239
Home equity - term	20	2	—	22	5,056	5,078
Home equity - lines of credit	1,801	100	839	2,740	183,710	186,450
Installment and other loans	84	28	19	131	9,643	9,774
	$21,385	$1,257	$2,513	$25,155	$2,273,158	$2,298,313

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
All factors noted above were deemed appropriate at December 31, 2024. For the year ended December 31, 2024, the Economic Conditions qualitative factor was reduced and the Other External Factors qualitative factor is no longer assigned to the previously impacted loan segments. These changes were based on improved economic reports, as well as concerns subsiding from the prior year about liquidity positions within the banking industry. The Economic Conditions qualitative factor for the residential mortgage loan segment was removed and there was a decrease in the Collateral Valuation Trends qualitative factor from a moderate to low level in the ACL model for the residential mortgage and installment and other loan segments applied. These changes were based on the stabilization in real estate collateral valuations and housing demand and overall portfolio performance. All other qualitative factors were unchanged from December 31, 2023.

The following table presents the activity in the ACL, including the impact of adopting CECL, for the years ended December 31, 2024 and 2023, and the activity in the ALL for the year ended December 31, 2022.

	Commercial						Consumer
	Commercial Real Estate	Acquisition and Development	Agricultural	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2024
Balance, beginning of year	$17,873	$2,241	$437	$5,369	$157	$26,077	$2,424	$201	$2,625	$—	$28,702
Allowance established for acquired PCD Loans	1,321	2,535	2	1,947	—	5,805	105	10	115	—	5,920
Provision for credit losses	10,963	1,809	(292)	1,467	163	14,110	2,696	602	3,298	—	17,408
Charge-offs	(656)	(23)	(38)	(2,977)	—	(3,694)	(65)	(307)	(372)	—	(4,066)
Recoveries	50	39	1	384	—	474	80	171	251	—	725
Balance, end of year	$29,551	$6,601	$110	$6,190	$320	$42,772	$5,240	$677	$5,917	$—	$48,689
December 31, 2023
Balance, beginning of year	$13,558	$3,214	$218	$4,287	$24	$21,301	$3,444	$188	$3,632	$245	$25,178
Impact of adopting ASC 326	2,857	(214)	200	728	169	3,740	(1,121)	49	(1,072)	(245)	2,423
Provision for credit losses	1,360	(764)	19	1,004	(36)	1,583	6	93	99	—	1,682
Charge-offs	(12)	—	—	(748)	—	(760)	(98)	(247)	(345)	—	(1,105)
Recoveries	110	5	—	98	—	213	193	118	311	—	524
Balance, end of year	$17,873	$2,241	$437	$5,369	$157	$26,077	$2,424	$201	$2,625	$—	$28,702
December 31, 2022
Balance, beginning of year	$12,037	$2,062	$197	$3,617	$30	$17,943	$2,785	$215	$3,000	$237	$21,180
Provision for loan losses	1,489	1,142	21	619	(6)	3,265	669	218	887	8	4,160
Charge-offs	—	—	—	—	—	—	(50)	(360)	(410)	—	(410)
Recoveries	32	10	—	51	—	93	40	115	155	—	248
Balance, end of year	$13,558	$3,214	$218	$4,287	$24	$21,301	$3,444	$188	$3,632	$245	$25,178

NOTE 5. PREMISES AND EQUIPMENT
The following table summarizes premises and equipment at December 31, 2024 and 2023:

	2024	2023
Land and land improvements	$12,421	$7,556
Buildings and improvements	37,932	24,570
Leasehold improvements	6,685	5,557
Furniture and equipment	25,345	22,195
Construction in progress	757	593
	83,140	60,471
Less accumulated depreciation	32,923	31,078
	$50,217	$29,393
Depreciation expense totaled $2.6 million, $2.1 million, and $2.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
NOTE 6. LEASES
A lease provides the lessee the right to control the use of an identified asset for a period of time in exchange for consideration. The Company has primarily entered into operating leases for branches and office space. Most of the Company's leases contain renewal options, which the Company is reasonably certain to exercise. Including renewal options, the Company's leases range from 3 to 28. Operating and finance lease right-of-use assets are included in other assets, operating lease liabilities are included in other liabilities and the finance lease liability is included in other borrowings on the Company's consolidated balance sheets.
The Company uses its incremental borrowing rate to determine the present value of the lease payments, as the rate implicit in the Company's leases is not readily determinable. Lease agreements that contain non-lease components are generally accounted for as a single lease component, while variable costs, such as common area maintenance expenses and property taxes, are expensed as incurred.
Pursuant to the Merger, the Company acquired operating lease assets and operating lease liabilities both with a fair value of $5.1 million. The Company also acquired a finance lease asset and liability with a fair value of $392 thousand. At July 1, 2024, the Company recorded negative fair value adjustments of $1.1 million and $133 thousand to operating lease assets and finance lease assets, respectively, which are amortized over the remaining lease terms. The weighted average remaining lease term for the acquired operating leases is 14.2 years at December 31, 2024.
The following table summarizes the Company's right-of-use assets and related lease liabilities at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Operating lease ROU assets	$13,438	$10,824
Operating lease ROU liabilities	14,270	11,614
Weighted-average remaining lease term (in years)	15.6	15.1
Weighted-average discount rate	4.8%	4.4%
The following table summarizes the Company's finance lease at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Financing lease assets	$362	n/a
Weighted-average remaining lease term (in years)	5.2	0.0
Weighted-average discount rate	5.0%	n/a

The following table presents information related to the Company's operating and finance leases for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Cash paid for operating lease liabilities	$1,533	$1,224
Cash paid for finance lease liabilities	38	—
Operating lease expense	1,127	1,305

The following table presents expected future maturities of the Company's operating lease liabilities at December 31, 2024:

2025	$1,583
2026	1,614
2027	1,650
2028	1,385
2029	1,306
Thereafter	13,662
21,200
Less: imputed interest	6,930
Total lease liabilities	$14,270

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS
At December 31, 2024 and 2023, goodwill was $68.1 million and $18.7 million, respectively. During 2024, $49.4 million was added through the Merger. As permitted under GAAP, the Company has up to twelve months following the date of the Merger to finalize the fair values of the acquired assets and assumed liabilities related to the Merger. During this measurement period, the Company may record subsequent adjustments to goodwill for provisional amounts recorded at the Merger date, which merger-related tax adjustments are provisional. Subsequent to the initial valuation on July 1, 2024, the core deposit intangible and the customer relationship intangible from the Merger were adjusted by $4.3 million and $179 thousand, respectively, based on provisional adjustments from management's ongoing review. The provision adjustments to the core deposit intangible and customer relationship intangible resulted in deferred tax liabilities of $974 thousand and $41 thousand, respectively.

	2024	2023
Balance, beginning of year	$18,724	$18,724
Acquired goodwill	49,382	—
Balance, end of year	$68,106	$18,724
Goodwill is not amortized, but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit. The Company conducted its last annual goodwill impairment test as of November 30, 2024 using generally accepted valuation methods. As a result of that impairment test, no goodwill impairment was identified. No changes occurred that would impact the results of that analysis through December 31, 2024. No impairment charges were recorded in December 31, 2024 and 2023.

The following table presents changes in and components of other intangible assets for the years ended December 31, 2024 and 2023. The Company acquired a core deposit intangible of $40.1 million and customer relationship intangible assets associated with wealth and brokerage businesses totaling $10.6 million from the Merger. Deferred tax liabilities were recorded on the core deposit intangible of $9.1 million and the customer relationship intangible of $2.4 million from the Merger. The core deposit intangible and customer relationship intangible assets are amortized based on the sum-of-the-years digits method over the expected life of 10 years. The Company also acquired an investment advisory business and related accounts with assets under management of $85.0 million on July 1, 2024. In connection with this acquisition, the Company recorded an intangible asset totaling $374 thousand associated with the customer relationship intangible, which is amortized based on the sum-of-the-years digits method over the expected life of 7 years. During 2023, the Company acquired an investment advisory firm and related accounts with assets under management of approximately $67.2 million. In connection with this acquisition, the Company recorded an intangible asset totaling $289 thousand associated with the customer relationship intangible, which is amortized based on the sum-of-the-years digits method over the expected life of 7 years.
No impairment charges were recorded on other intangible assets during the years ended December 31, 2024 and 2023.

	2024	2023
Balance, beginning of year	$2,414	$3,078
Acquired CDI	40,140	—
Acquired customer relationship intangible	10,953	289
Amortization expense	(5,742)	(953)
Balance, end of year	$47,765	$2,414
The following table presents the components of other identifiable intangible assets at December 31, 2024 and 2023.

	2024		2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$48,530	$10,911	$8,390	$6,247
Other client relationship intangibles	11,242	1,096	289	18
Total	$59,772	$12,007	$8,679	$6,265
The following table presents future estimated aggregate amortization expense at December 31, 2024.

2025	$9,768
2026	8,587
2027	7,407
2028	6,228
2029	5,127
Thereafter	10,648
$47,765
The Company incurred amortization expense on other identifiable intangible assets of $5.7 million, $953 thousand and $1.1 million in the years ended December 31, 2024, 2023 and 2022, respectively.
NOTE 8. INCOME TAXES
The Company files income tax returns in the U.S. federal jurisdiction, the Commonwealth of Pennsylvania and the State of Maryland. The Company is no longer subject to tax examination by tax authorities for years before 2021.
The following table summarizes income tax expense for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Current expense	$6,623	$10,021	$5,170
Deferred benefit	(867)	(651)	(591)
Income tax expense	$5,756	$9,370	$4,579

Effective July 1, 2024, the Company changed its estimated state tax rate to reflect its assessment of the apportionment of income between states as a result of the Merger. Income tax expense for 2024 decreased by $287 thousand due to the application of the new rate to existing deferred tax balances.
The following table reconciles the Company's effective income tax rate to its statutory federal rate for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Statutory federal tax rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	2.3	1.5	1.6
Tax exempt interest income	(4.6)	(2.5)	(4.1)
Income from life insurance	(2.1)	(0.8)	(1.3)
Disallowed interest expense	2.8	1.1	0.3
Low-income housing credits and related expenses	(0.2)	(0.1)	(0.2)
Merger-related expenses	1.3	0.3	—
Share-based compensation and related expenses	(0.9)	(0.1)	(0.5)
Other	1.1	0.4	0.4
Effective income tax rate	20.7%	20.8%	17.2%
Net investment securities gains resulted in an income tax expense of $57 thousand for the year ended December 31, 2024 and an income tax benefit of $10 thousand and $34 thousand related to net losses on investment securities for the years ended December 31, 2023 and 2022, respectively.
The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the results of operations. There were no penalties or interest related to income taxes recorded in the consolidated statements of income for the years ended December 31, 2024, 2023 and 2022 and no amounts accrued for penalties at December 31, 2024 and 2023.

The following table summarizes the Company's deferred tax assets and liabilities at December 31, 2024 and 2023.

	2024	2023
Deferred tax assets:
Allowance for credit losses	$11,116	$6,445
Deferred compensation	1,849	491
Retirement and salary continuation plans	4,712	3,329
Share-based compensation	785	712
Off-balance sheet reserves	565	387
Nonaccrual loan interest	1,735	1,388
Net deferred loan fees and costs	—	342
Net unrealized losses on AFS securities	8,014	7,331
Net unrealized losses on cash flow hedges	—	54
Purchase accounting adjustments	24,318	745
Bonus accrual	3,201	845
Right-of-use lease liabilities	3,248	2,594
Net operating loss carryforward	1,534	1,770
Other	2,618	677
Total deferred tax assets	63,695	27,110
Deferred tax liabilities:
Depreciation	643	493
Net deferred loan fees and costs	946	—
Net unrealized gains on cash flow hedges	259	—
Mortgage servicing rights	845	834
Purchase accounting adjustments	13,879	479
Right-of-use lease assets	3,157	2,433
Investment in partnerships	1,232	468
Other	87	386
Total deferred tax liabilities	21,048	5,093
Deferred tax asset, net	$42,647	$22,017
At December 31, 2024, the Company had acquired federal and state net operating loss carryforwards of $6.7 million each, subject to annual loss limitation limits per IRC Section 382, that expire beginning in 2033. A deferred tax asset is recognized for these carryforwards because the benefit is more likely than not to be realized.
FASB ASC 740, Income Taxes, (“ASC 740”) clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in ASC 740 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 was applied to all existing tax positions upon initial adoption. There was no liability for uncertain tax positions and no known unrecognized tax benefits at December 31, 2024 or 2023.
NOTE 9. RETIREMENT PLANS
The Company maintains a 401(k) profit-sharing plan for all qualified employees. Employees are eligible to participate in the 401(k) profit-sharing plan following completion of one month of service and attaining age 18. Pursuant to the 401(k) profit-sharing plan, employees can contribute up to the lesser of $69 thousand, or 100% of their compensation. Substantially all of the Company’s employees are covered by the plan, which contains limited match or safe harbor provisions. The Company will match 50% of the first 6% of the base contribution that an employee contributes. The Company’s match is immediately vested and paid at the end of the year. Employer contributions to the plan are based on the performance of the Company and are at the discretion of the Board of Directors. Employer contribution expense totaled $1.2 million, $859 thousand and $780 thousand for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company has deferred compensation agreements with certain present and former directors, whereby a director or his beneficiaries will receive a monthly retirement benefit beginning at age 65. The arrangement is funded by an amount of life insurance on the participating director, which is calculated to meet the Company’s obligations under the compensation agreement. The cash value of the life insurance policies is an unrestricted asset of the Company. The estimated present value of future benefits to be paid totaled $193 thousand and zero at December 31, 2024 and 2023, respectively. During 2024, the Company assumed liabilities totaling $245 thousand for a director deferred compensation plan from the Merger. Expense for these plans totaled $4 thousand, $2 thousand and $4 thousand for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company also has supplemental discretionary deferred compensation plans for directors and executive officers. The plans are funded annually with director fees and salary reductions, which are either placed in a trust account invested by the Bank’s OFA division or recognized as a liability in the consolidated balance sheets. The trust account balance totaled $7.9 million and $2.2 million at December 31, 2024 and 2023, respectively, and is directly offset in other liabilities in the consolidated balance sheets. During 2024, the Company acquired a supplemental retirement plan from the Merger, which had a trust account balance of $5.6 million and is held with a third party trustee. Expense for these plans totaled $35 thousand, $51 thousand and $51 thousand for the years ended December 31, 2024, 2023 and 2022, respectively.
In addition, the Company has two supplemental retirement and salary continuation plans for directors and executive officers. These plans are funded with single premium life insurance on the plan participants. The cash value of the life insurance policies is an unrestricted asset of the Company. The estimated present value of future benefits to be paid on these plans totaled $26.3 million and $14.9 million at December 31, 2024 and 2023, respectively. During 2024, the Company assumed liabilities totaling $8.1 million for a supplemental retirement plan for selected executives and deferred compensation plans for executives and directors from the Merger. Expense for these plans totaled $4.3 million, $1.9 million and $2.0 million, for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company has promised a continuation of life insurance coverage to certain persons post-retirement. The estimated present value of future benefits to be paid totaled $2.6 million and $1.8 million at December 31, 2024 and 2023, respectively. During 2024, the Company assumed a liability totaling $656 thousand related to post retirement split-dollar life insurance policies from the Merger. Expense for this plan totaled $105 thousand, $130 thousand and $105 thousand for the years ended December 31, 2024, 2023 and 2022, respectively.
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
At December 31, 2024, 1,281,920 shares of the common stock of the Company were reserved to be issued and 109,773 shares were available to be issued.
The following table presents a summary of nonvested restricted shares activity for 2024:

	Shares	Weighted Average Grant Date Fair Value

Nonvested shares, beginning of year	291,231	$22.85
Granted	333,687	27.50
Forfeited	(20,221)	26.39
Vested	(340,369)	24.18
Nonvested shares, end of year	264,328	$26.73

The following table presents restricted shares compensation expense, with tax benefit information, and fair value of shares vested at December 31, 2024, 2023 and 2022:

	2024	2023	2022

Restricted share award expense	$8,616	$2,349	$2,012
Restricted share award federal tax benefit	1,809	493	423
Fair value of shares vested	9,658	2,460	2,498
At December 31, 2024, 2023 and 2022, unrecognized compensation expense related to the share awards totaled $3.6 million, $3.4 million, and $3.0 million, respectively. The unrecognized compensation expense at December 31, 2024 is expected to be recognized over a weighted-average period of 1.2 years. Pursuant to the terms of the 2011 Plan, upon completion of the Merger on July 1, 2024, the Company accelerated the vesting of time-based restricted stock awards totaling 198,462 shares with compensation expense of $4.0 million, which is included in merger-related expenses.
The following table presents the summary of stock option activity as of December 31, 2024. The Company assumed the stock options from the Merger. The weighted average of remaining contractual term of shares exercisable is 1.9 years.

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2024	—	$—
Assumed from Merger	80,227	21.96
Exercised	(28,139)	20.20
Expired	(2,081)	17.64
Outstanding at end of period	50,007	23.13
Fully vested and expected to vest	50,007	23.13
Exercisable, at period end	50,007	$23.13

The following table presents information about stock options exercised for the year ended December 31, 2024:

December 31, 2024
Total intrinsic value of options exercised	$474
Cash received from options exercised	568
Tax benefit realized from stock options exercised	72
The Company maintains an employee stock purchase plan to provide employees of the Company an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed the lesser of the IRS limit of $25,000 or 10% of their annual salary at the lower of 95% of the fair market value of the shares on the semi-annual offering date, or related purchase date. The Company reserved 350,000 shares of its common stock to be issued under the employee stock purchase plan. At December 31, 2024, 127,727 shares were available to be issued.
The following table presents information for the employee stock purchase plan for years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Shares purchased	11,419	6,449	5,885
Weighted average price of shares purchased	$23.66	$21.14	$22.53
Compensation expense recognized	$103	$7	$15
The Company issues new shares or treasury shares, depending on market conditions, in its share-based compensation plans.

NOTE 11. DEPOSITS
The following table summarizes deposits by type at December 31, 2024 and 2023. Deposits of $1.9 billion were assumed in the Merger in 2024.
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

	2024	2023
Noninterest-bearing demand deposits	$894,176	$430,959
Interest-bearing demand deposits	1,154,761	1,000,652
Money market and savings	1,581,267	720,696
Time ($250,000 or less)	822,781	330,093
Time (over $250,000)	170,111	76,414
Total	$4,623,096	$2,558,814
The following table summarizes scheduled future maturities of time deposits as of December 31, 2024:

2025	$944,461
2026	35,078
2027	6,271
2028	3,740
2029	2,135
Thereafter	1,207
$992,892

Brokered money market deposit balances were $8.1 million and $20.1 million at December 31, 2024 and 2023, respectively. Brokered time deposits totaled zero at both December 31, 2024 and 2023. Management evaluates brokered deposits as a funding option, taking into consideration regulatory views on such deposits as non-core funding sources.
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
The following table represents loans to principal officers, directors and their related interests, including loans acquired from the Merger, during 2024:

Balance, beginning of year	$289
New loans	641
Repayments	(823)
Director and officer relationship changes	11,810
Balance, end of year	$11,917
None of these loans are past due, on nonaccrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2024 or 2023.
At December 31, 2024 and 2023, the Company had approximately $4.2 million and $3.6 million, respectively, in deposits from related parties, including directors and certain executive officers.

NOTE 13. SHORT-TERM BORROWINGS
The Company has short-term borrowing capability from the FHLB and the FRB discount window. The following table summarizes these short-term borrowings at and for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Balance at year-end	$75,000	$97,500	$104,684
Weighted average interest rate at year-end	4.71%	5.68%	4.45%
Average balance during the year	$80,596	$87,370	$13,846
Average interest rate during the year	5.59%	5.46%	3.97%
Maximum month-end balance during the year	$105,000	$120,984	$104,684
At December 31, 2024 and 2023, the Company had availability under FHLB lines for its short-term borrowings totaling $75.0 million and $52.5 million, respectively.
The Company also enters into borrowing arrangements with certain of its deposit clients by agreements to repurchase ("repurchase agreements") under which the Company pledges investment securities owned and under its control as collateral against the borrowing arrangement, which generally matures within one day from the transaction date. The Company is required to hold U.S. Treasury, U.S. Agency or U.S. GSE securities as underlying securities for repurchase agreements. The following table provides additional details for repurchase agreements, which excludes federal funds purchased, at and for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Balance at year-end	$25,863	$9,785	$17,251
Weighted average interest rate at year-end	0.87%	0.76%	0.60%
Average balance during the year	$17,543	$14,099	$22,294
Average interest rate during the year	1.22%	0.80%	0.20%
Maximum month-end balance during the year	$27,446	$17,991	$26,399
Fair value of securities underlying the agreements at year-end	$25,988	$10,201	$17,188

NOTE 14. LONG-TERM DEBT
The following table presents components of the Company’s long-term debt at December 31, 2024, and 2023. There were zero new long term borrowings in 2024 and five in 2023.

	Amount		Weighted Average rate
	2024	2023	2024	2023
FHLB fixed rate advances maturing:
2025	$15,000	$15,000	4.57%	4.57%
2028	25,000	25,000	3.98%	3.98%
Total FHLB Advances	$40,000	$40,000	4.20%	4.20%

Lease obligation included in long term debt
Finance lease liabilities	$364	n/a

The following table presents expected future maturities of the Company's finance lease liabilities as of December 31, 2024. The Company assumed a finance lease asset with a fair value of $392 thousand from the Merger.

2025	$79
2026	80
2027	80
2028	80
2029	80
Thereafter	13
412
Less: imputed interest	48
Total finance lease liabilities	$364
The Bank is a member of the FHLB of Pittsburgh and has access to the FHLB program of overnight and term advances. Under terms of a blanket collateral agreement for advances, lines and letters of credit from the FHLB, collateral for all outstanding advances, lines and letters of credit consisted of 1-4 family mortgage loans and other real estate secured loans totaling $1.9 billion at December 31, 2024. The Bank had additional availability of $1.7 billion at the FHLB on December 31, 2024 based on its qualifying collateral, net of short-term borrowings and long-term debt detailed above, deposit letters of credit of $1.0 million and non-deposit letters of credit totaling $609 thousand at December 31, 2024.
The Bank has available unsecured lines of credit, with interest based on the daily Federal Funds rate, with two correspondent banks totaling $20.0 million, at December 31, 2024. There were no borrowings under these lines of credit at December 31, 2024 and 2023.
NOTE 15. SUBORDINATED NOTES
At December 31, 2024 and 2023, subordinated notes payable outstanding totaled $63.1 million and $32.1 million, respectively, which qualified for Tier 2 capital subject to the regulatory capital phase out limitations. The notes are recorded on the consolidated balance sheets net of remaining debt issuance costs totaling $353 thousand and $407 thousand at December 31, 2024 and 2023, respectively, which are amortized over a 10-year period on an effective yield basis. The Company may, at its option, redeem the notes at any time upon the occurrence of certain events. As of December 31, 2024, the Company was in compliance with the covenants contained in the subordinated notes payable agreement.
The Company has subordinated notes of $32.2 million with a variable rate of three-month CME term SOFR rate, plus a spread adjustment of 0.26161% and a margin of 3.16% through maturity on December 30, 2028. At December 31, 2024, the interest rate on our subordinated debt was 8.03%.
In the Merger, the Company assumed Codorus Valley's unsecured subordinated notes that were issued in December 2020 in the amount of $31.0 million, which may be redeemed, in whole or in part, in a principal amount with integral multiples of $10.0 million, on or after December 9, 2025 and prior to the maturity date at 100% of the principal amount, plus accrued and unpaid interest. The subordinated notes mature on December 9, 2030. The subordinated notes are also redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the Note Purchase Agreements. The subordinated notes have a fixed rate of interest equal to 4.50% until December 30, 2025. After that term, the variable rate of interest is equal to the three-month CME term SOFR rate plus 4.04%. At the date of the Merger, these subordinated notes were marked to fair value at $28.6 million, with a discount of $2.4 million being amortized and netted against interest expense over the stated maturity.
The Company assumed junior subordinated trust preferred debt of $10.3 million from the Merger with a fair value of $7.6 million with a discount of $2.7 million being amortized and netted against interest expense over the state maturity. In June 2006, Codorus Valley formed CVB Statutory Trust No. II, a wholly-owned special purpose entity whose sole purpose was to facilitate a pooled trust preferred debt issuance of $7.2 million with a stated maturity of July 7, 2036 and a variable rate of three-month CME term SOFR rate, plus a spread adjustment of 0.26161% and a margin of 1.54% through maturity. In November 2004, Codorus Valley formed CVB Statutory Trust No. I to facilitate a pooled trust preferred debt issuance of $3.1 million with a stated maturity of December 15, 2034 and a variable rate of three-month CME term SOFR rate, plus a spread adjustment of 0.26161% and a margin of 2.02% through maturity. The Company owns all of the common stock of these nonbank entities, and the debentures are the sole assets of the trusts. The accounts of both trusts are not consolidated for financial reporting purposes in accordance with FASB ASC 810, Consolidation. For regulatory capital purposes, the trust preferred securities qualified as Tier 1 capital, but are subject to capital limitations under the risk-based capital guidelines.

The remaining maturities of subordinated notes and trust preferred debt as of December 31, 2024 and 2023, are as follows:

	December 31, 2024	December 31, 2023
Subordinated debt maturing:
2028	$32,500	$32,500
2030	31,000	n/a

Trust preferred junior subordinated debt maturing:
2034	$3,093	n/a
2036	7,217	n/a

NOTE 16. DERIVATIVE FINANCIAL INSTRUMENTS
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
At December 31, 2024, the Company had one interest rate swap designated as a cash flow hedge with a notional value of $75.0 million, which is a pay-fixed hedge for the purpose of hedging variable cash flows associated with the Company's borrowings. At December 31, 2023, the Company had two interest rate swaps designated as cash flow hedges with a total notional value of $125.0 million. During 2024, the Company had one pay-float interest rate swap designated as a hedging instrument mature with a notional value of $50.0 million, which was for the purpose of hedging the variable cash flows of selected AFS securities or loans. The Company did not enter into new interest rate swaps designated as cash flow hedges during 2024.
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
At December 31, 2024 and 2023, the Company had three pay-fixed interest rate swaps on certain closed portfolio loans with our commercial clients with a total notional value of $100.0 million. The commercial loans are scheduled to mature at various dates ranging from December 2026 to October 2054. The interest rate swaps are designated as fair value hedges and allow the Company to offer long-term fixed rate loans to commercial clients while mitigating the interest rate risk of a long-

term asset by converting fixed rate interest payments to floating rate interest payments indexed to a synthetic U.S. SOFR rate. The Company did not enter into new interest rate swaps designated as fair value hedges during 2024.
The Company enters into interest rate swap agreements that allow its commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. In addition, the Company may enter into interest rate caps that allow its commercial loan customers to gain protection against significant interest rate increases and provide an upper limit, or cap, on the variable interest rate. The Company then enters into a corresponding swap or cap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps and interest rate caps with both the customers and third parties are not designated as hedges and are marked through earnings. At December 31, 2024, the Company had 67 customer and 67 corresponding third-party broker interest rate derivatives not designated as a hedging instrument with an aggregate notional amount of $789.3 million compared to $444.8 million in notional value of such derivative instruments at December 31, 2023. The Company entered into 22 new interest rate swaps with its commercial loan customers and recognized swap fee income of $1.7 million for the year ended December 31, 2024 compared to swap fee income of $1.0 million from nine new interest rate swaps with its commercial loan customers for the year ended December 31, 2023. In addition, the Company acquired ten customer and ten corresponding third-party broker interest rate derivatives not designated as a hedging instrument with an aggregate notional value of $96.5 million from the Merger. The Company did not enter into any interest new rate cap agreements for the years ended December 31, 2024 and 2023. Swap fee income is included in noninterest income in the consolidated statements of income.
At December 31, 2024 and 2023, the Company had cash collateral of $6.7 million and $6.6 million with the third parties for certain of these derivatives, respectively. At December 31, 2024 and 2023, the Company received cash collateral of $8.3 million and $4.4 million from a counterparty for these derivatives, respectively.
The Company also may enter into risk participation agreements with a financial institution counterparty for an interest rate derivative contract related to a loan in which the Company may be a participant or the agent bank. The risk participation agreement provides credit protection to the agent bank should the borrower fail to perform on its interest rate derivative contracts with the agent bank. The Company manages its credit risk on the risk participation agreement by monitoring the creditworthiness of the borrower, which is based on the same credit review process as though the Company had entered into the derivative instruments directly with the borrower. The notional amount of such risk participation agreement reflects the Company’s pro-rata share of the derivative instrument, consistent with its share of the related participated loan. At December 31, 2024, the Company had six risk participation agreements with sold protection with a notional value of $47.5 million, including two risk participation agreements with sold protection acquired from the Merger with a notional value of $14.1 million, compared to four risk participation agreements with sold protection with a notional value of $32.7 million at December 31, 2023. During 2023, the Company entered into one new risk participation with sold protection and received an upfront fee of $31 thousand. In addition, the Company had five risk participation with purchased protection with a notional value of $23.7 million at December 31, 2024 compared to three risk participation agreement with purchased protection with a notional value of $11.0 million at December 31, 2023. During 2024, the Company entered into two risk participation agreements with purchased protection. The Company did not enter into new risk participation agreement agreements with purchased protection during 2023.
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

The following table summarizes the notional values and fair value of the Company's derivative instruments at December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Cash flow hedge designation:
Interest rate swaps - FHLB advances	$75,000	Other assets	$1,138	$75,000	Other assets	$135
Interest rate swaps - AFS securities	n/a	Other liabilities	n/a	50,000	Other liabilities	(426)
Fair value hedge designation:
Interest rate swaps - commercial loans	100,000	Other liabilities	(252)	100,000	Other liabilities	(1,718)
Total derivatives designated as hedging instruments			$886			$(2,009)

Derivatives not designated as hedging instruments:
Interest rate swaps	$388,851	Other assets	$12,240	$216,485	Other assets	$11,157
Interest rate swaps	388,851	Other liabilities	(12,239)	216,485	Other liabilities	(11,253)
Purchased options – rate cap	5,813	Other assets	5	5,909	Other assets	8
Written options – rate cap	5,813	Other liabilities	(5)	5,909	Other liabilities	(8)
Risk participations - sold credit protection	47,545	Other liabilities	(79)	32,722	Other liabilities	(59)
Risk participations - purchased credit protection	23,726	Other assets	48	11,035	Other assets	28
Interest rate lock commitments with customers	679	Other assets	20	2,181	Other assets	55
Forward sale commitments	6,508	Other assets	24	688	Other assets	(4)
Total derivatives not designated as hedging instruments			$14			$(76)

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of December 31, 2024 and 2023:

	Carrying Amounts of Hedged Assets		Cumulative Amounts of Fair Value Hedging Adjustments Included in the Carrying Amounts of the Hedged Assets
	2024	2023	2024	2023
Commercial loans	$100,000	$100,000	$252	$1,722

The following tables summarize the effect of the Company's derivative financial instruments on OCI and net income at December 31, 2024, 2023 and 2022:

	Amount of Gain (Loss) Recognized in OCI on Derivative
	2024	2023	2022
Derivatives in cash flow hedging relationships:
Interest rate products	$1,429	$682	$(972)
Total	$1,429	$682	$(972)

	Amount of Loss Reclassified from AOCI into Income			Location of Loss Recognized from AOCI into Income
	2024	2023	2022
Derivatives in cash flow hedging relationships:
Interest rate products	$—	$—	$—	Interest income / Interest expense
Total	$—	$—	$—

	Amount of Gain (Loss) Recognized in Income			Location of Gain (Loss) Recognized in Income
	2024	2023	2022
Derivatives designated as hedging instruments
Fair value hedge designation:
Interest rate swaps - commercial loans (1)	$8	$4	n/a	Interest income on loans

Derivatives not designated as hedging instruments:
Interest rate products	$98	$(232)	$30	Other operating expenses
Risk participation agreements	186	(16)	88	Other operating expenses
Interest rate lock commitments with customers	(35)	20	(318)	Mortgage banking activities
Forward sale commitments	28	(144)	88	Mortgage banking activities
Total derivatives not designated as hedging instruments	$277	$(372)	$(113)

(1) Amount includes the net of the change in the fair value of the interest rate swaps hedging commercial loans and the change in the carrying value included in the hedged commercial loans.

The following table is a summary of components for interest rate swap designated as hedging instruments at December 31, 2024 and 2023:

	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity in Years
December 31, 2024
Cash flow hedge designation:
Interest rate swaps - FHLB advances	3.49%	4.53%	3.3
Fair value hedge designation:
Interest rate swaps - commercial loans	4.12%	4.53%	2.7

December 31, 2023
Cash flow hedge designation:
Interest rate swaps - FHLB advances	3.49%	5.34%	4.3
Interest rate swaps - AFS securities	5.34%	3.73%	0.7
Fair value hedge designation:
Interest rate swaps - commercial loans	4.12%	5.34%	3.7

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
The Company and the Bank met all capital adequacy requirements to which they are subject at December 31, 2024 and 2023. Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's classification.
The following table presents capital amounts and ratios at December 31, 2024 and 2023:

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total risk-based capital:
Orrstown Financial Services, Inc.	$543,170	12.4%	$458,593	10.5%	n/a	n/a
Orrstown Bank	539,929	12.4%	458,609	10.5%	$436,770	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	445,146	10.2%	371,242	8.5%	n/a	n/a
Orrstown Bank	490,029	11.2%	371,255	8.5%	349,416	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	437,456	10.0%	305,728	7.0%	n/a	n/a
Orrstown Bank	490,029	11.2%	305,739	7.0%	283,901	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	445,146	8.3%	215,375	4.0%	n/a	n/a
Orrstown Bank	490,029	9.1%	215,375	4.0%	269,219	5.0%
December 31, 2023
Total risk-based capital:
Orrstown Financial Services, Inc.	$326,878	13.0%	$264,019	10.5%	n/a	n/a
Orrstown Bank	320,687	12.8%	263,942	10.5%	$251,373	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	272,677	10.8%	213,730	8.5%	n/a	n/a
Orrstown Bank	292,160	11.6%	213,667	8.5%	201,099	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	272,677	10.8%	176,013	7.0%	n/a	n/a
Orrstown Bank	292,160	11.6%	175,961	7.0%	163,393	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	272,677	8.9%	122,907	4.0%	n/a	n/a
Orrstown Bank	292,160	9.5%	122,907	4.0%	153,634	5.0%
The Company maintains a stockholder dividend reinvestment and stock purchase plan. Under the plan, shareholders may purchase additional shares of the Company’s common stock at the prevailing market prices with reinvestment dividends and voluntary cash payments. The Company reserved 1,045,000 shares of its common stock to be issued under the dividend reinvestment and stock purchase plan. At December 31, 2024, approximately 665,000 shares were available to be issued under the plan.
In September 2015, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company could repurchase up to 416,000 shares of the Company's outstanding shares of common stock, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. On April 19, 2021, the Board of Directors authorized the additional future repurchase of up to 562,000 shares of its outstanding common stock for a total of 978,000 shares. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. At December 31, 2024, 949,533 shares had been repurchased under the program at a total cost of $21.2 million, or $22.36 per share. Common stock available for future repurchase totals 28,467 shares, or 0.1%, of the Company's outstanding common stock at December 31, 2024.
On January 31, 2025, the Board declared a cash dividend of $0.26 per common share, which was paid on February 21, 2025 to shareholders of record on February 14, 2025.
Banking regulations limit the ability of the Bank to pay dividends or make loans or advances to the Parent Company. Dividends that may be paid in any calendar year are limited to the current year's net profits, combined with the retained net profits of the preceding two years. At December 31, 2024, dividends from the Bank available to be paid to the Parent Company, without prior approval of the Bank's regulatory agency, totaled $50.2 million, subject to the Bank meeting or exceeding regulatory capital requirements. The Parent Company's principal source of funds for dividend payments to shareholders is dividends received from the Bank.
At December 31, 2024, there were no loans from the Bank to any nonbank affiliate, including the Parent Company. The Bank's loans to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20%, of the Bank’s capital stock, surplus, and undivided profits, plus the ACL (as defined by regulation). Loans from the Bank to nonbank affiliates, including the Parent Company, are also required to be collateralized according to regulatory guidelines. At December 31, 2024 and 2023, the maximum amount the Bank had available to loan to a nonbank affiliate was $54.0 million and $32.1 million, respectively.
NOTE 18. EARNINGS PER SHARE
The following table presents earnings per share for the years ended December 31, 2024, 2023 and 2022.

	2024	2023	2022
Net income	$22,050	$35,663	$22,037
Weighted average shares outstanding - basic	14,761	10,340	10,553
Dilutive effect of share-based compensation	153	95	153
Weighted average shares outstanding - diluted	14,914	10,435	10,706
Per share information:
Basic earnings per share	$1.49	$3.45	$2.09
Diluted earnings per share	1.48	3.42	2.06
For the years ended December 31, 2024, 2023 and 2022, there were average outstanding restricted award shares totaling 390, 6,398 and 29,414, respectively, excluded from the computation of earnings per share because the effect was antidilutive, as the grant price exceeded the average market price. The dilutive effect of share-based compensation in each period above relates to restricted stock awards and vested stock options assumed from the Merger.
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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The following table presents these contractual, or notional, amounts at December 31, 2024, and 2023:

	2024	2023
Commitments to fund:
Home equity lines of credit	$538,204	$337,460
1-4 family residential construction loans	107,475	40,330
Commercial real estate, construction and land development loans	236,445	132,607
Commercial, industrial and other loans	706,783	357,099
Letters of credit	42,691	24,529
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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. The Company holds collateral supporting those commitments when deemed necessary by management. The liability, at December 31, 2024 and 2023, for guarantees under standby letters of credit issued was not considered to be material.
The Company maintains a reserve on its off-balance sheet credit exposures, which totaled $2.5 million and $1.7 million at December 31, 2024 and 2023, respectively, and is recorded in other liabilities on the consolidated balance sheets. The reserve is based on management's estimate of expected losses in its off-balance sheet credit exposures. The reserve specific to unfunded loan commitments is determined by applying utilization assumptions based on historical experience and applying the expected loss rates by loan class. Following adoption of CECL, the change in the reserve for off-balance sheet credit exposures is recorded as a provision or reduction to expense through the provision for credit losses in the consolidated statements of income. The Company recorded a reversal in the provision for credit losses for off-balance sheet credit exposures of $862 thousand for the year ended December 31, 2024. The Company did not record a provision for credit losses for off-balance sheet credit exposures for the year ended December 31, 2023. For the year ended December 31, 2022, the Company recorded expense of $28 thousand to other operating expenses in the consolidated statements of income associated with its reserve for off-balance sheet credit exposures.
The Company may sell loans to the FHLB of Chicago as part of its Mortgage Partnership Finance Program ("MPF Program"). Under the terms of the MPF Program, there is limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to a minimum “BBB,” as determined by the FHLB of Chicago. Outstanding loans sold under the MPF Program totaled $8.3 million and $9.6 million at December 31, 2024 and 2023, respectively, with limited recourse back to the Company on these loans of $355 thousand and $385 thousand at December 31, 2024 and 2023, respectively. Many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Company’s overall exposure. The net amount expensed or recovered for the Company's estimate of losses under its recourse exposure for loans foreclosed, or in the process of foreclosure, is recorded in other operating expenses on the consolidated statements of income. These amounts were not material for the years ended December 31, 2024, 2023 and 2022.
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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2024 or 2023.

	Level 1	Level 2	Level 3	Total Fair Value Measurements
December 31, 2024
Financial Assets
Investment securities:
U.S. Treasury securities	$18,063	$—	$—	$18,063
U.S. government agencies	—	3,053	—	3,053
States and political subdivisions	—	193,756	6,272	200,028
GSE residential MBSs	—	151,548	—	151,548
GSE commercial MBSs	—	8,792	—	8,792
GSE residential CMOs	—	324,692	—	324,692
Non-agency CMOs	—	22,636	10,648	33,284
Asset-backed	—	88,103	—	88,103
Corporate bonds	—	1,954	—	1,954
Other	194	—	—	194
Loans held for sale	—	6,614	—	6,614
Derivatives	—	13,431	20	13,451
Totals	$18,257	$814,579	$16,940	$849,776
Financial Liabilities
Derivatives	$—	$12,575	$—	$12,575

December 31, 2023
Financial Assets
Investment securities:
U.S. Treasury securities	$17,840	$—	$—	$17,840
U.S. government agencies	—	4,151	—	4,151
States and political subdivisions	—	197,060	6,062	203,122
GSE residential MBSs	—	57,632	—	57,632
GSE commercial mortgage-backed securities	—	4,743	—	4,743
GSE residential CMOs	—	73,102	—	73,102
Non-agency CMOs	—	22,878	21,791	44,669
Asset-backed	—	108,134	—	108,134
Other	126	—	—	126
Loans held for sale	—	5,816	—	5,816
Derivatives	—	11,328	55	11,383
Totals	$17,966	$484,844	$27,908	$530,718
Financial Liabilities
Derivatives	$—	$13,464	$—	$13,464

The Company had one municipal bond and two CMOs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at both December 31, 2024 and 2023. The Level 3 valuation is based on a non-executable broker quote, which is considered a significant unobservable input. Such quotes are updated as available and may remain constant for a period of time for certain broker-quoted securities that do not move with the market or that are not interest rate sensitive as a result of their structure or overall attributes.
The Company’s residential mortgage loans HFS were recorded at fair value utilizing Level 2 measurements. This fair value measurement is determined based upon third party quotes obtained on similar loans. For loans held-for-sale for which the fair value option has been elected, the aggregate fair value was below the aggregate principal balance by $131 thousand and $1.5 million as of December 31, 2024 and 2023, respectively.
The determination of the fair value of interest rate lock commitments on residential mortgages is based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The average pull through percentage, which is based upon historical experience, was 92% as of December 31, 2024. An increase or decrease of 5% in the pull through assumption would result in a positive or negative change of $1 thousand in the fair value of interest rate lock commitments at December 31, 2024.
The following provides details of the Level 3 fair value measurement activity for the years ended December 31, 2024 or 2023:

Investment securities:
	2024	2023
Balance, beginning of year	$27,853	$27,193
Unrealized gains included in OCI	79	358
Purchases	—	871
Net discount accretion	82	62
Principal payments and other	(987)	(631)
Calls	(10,107)	—
Balance, end of year	$16,920	$27,853
There were no transfers into or out of Level 3 at December 31, 2024 and 2023.

Interest rate lock commitments on residential mortgages:
	2024	2023
Balance, beginning of year	$55	$35
Total (losses) gains included in earnings	(35)	20
Balance, end of year	$20	$55

Certain financial assets are measured at fair value on a nonrecurring basis. Adjustments to the fair value of these assets usually results from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The Company used the following methods and significant assumptions to estimate fair value for these financial assets.
Mortgage Servicing Rights
MSRs are evaluated for impairment by comparing the carrying value to the fair value, which is determined through a DCF valuation. To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment. Fair value adjustments on the MSRs only occurs if there is an impairment charge. At December 31, 2024 and 2023, the MSR impairment reserve was zero for both periods. For the years ended December 31, 2024 and 2023, there were no impairment valuation allowance adjustments in mortgage banking activities on the consolidated statement of income.
Individually Evaluated Loans
Loans individually evaluated for credit expected losses include nonaccrual loans and other loans that do not share similar risk characteristics to loans in the CECL loan pools, which have been classified as Level 3. Individually evaluated loans with an allocation to the ACL are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for credit losses on the consolidated statements of operations.
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
Changes in the fair value of individually evaluated loans still held and considered in the determination of the provision for credit losses were a decline of $5.2 million, $332 thousand and $0 thousand for the years ended December 31, 2024, 2023 and 2022, respectively.
The following table summarizes assets measured at fair value on a nonrecurring basis at December 31, 2024 and 2023:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
December 31, 2024
Individually evaluated loans
Commercial real estate:
Owner-occupied	$—	$—	$997	$997
Non-owner occupied residential	—	—	43	43
Acquisition and development:
Commercial and land development	—	—	932	932
Commercial and industrial	—	—	3,995	3,995
Residential mortgage:
First lien	—	—	213	213
Home equity - term	—	—	44	44
Home equity - lines of credit	—	—	25	25
Installment and other loans	—	—	3	3
Total individually evaluated loans	$—	$—	$6,252	$6,252

December 31, 2023
Individually evaluated loans
Commercial real estate:
Owner-occupied	$—	$—	$75	$75
Commercial and industrial	—	—	164	164
Residential mortgage:
First lien	—	—	219	219
Home equity - lines of credit	—	—	56	56
Total individually evaluated loans	$—	$—	$514	$514

 The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
December 31, 2024
Individually evaluated loans	$6,252	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 84% discount
			- Management adjustments for liquidation expenses	5.81% - 16.07% discount
December 31, 2023
Individually evaluated loans	$514	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 70% discount
			- Management adjustments for liquidation expenses	3.3% - 12.3% discount

Fair values of financial instruments
GAAP requires disclosure of the fair value of financial assets and liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents the carrying amounts and estimated fair values of financial assets and liabilities at December 31, 2024, and 2023:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Financial Assets
Cash and due from banks	$51,026	$51,026	$51,026	$—	$—
Interest-bearing deposits with banks	197,848	197,848	197,848	—	—
Restricted investments in bank stock	20,232	n/a	n/a	n/a	n/a
Investment securities	829,711	829,711	18,257	794,534	16,920
Loans held for sale	6,614	6,614	—	6,614	—
Loans, net of allowance for credit losses	3,882,525	3,783,097	—	—	3,783,097
Derivatives	13,451	13,451	—	13,431	20
Accrued interest receivable	21,058	21,058	—	5,361	15,697
Financial Liabilities
Deposits	4,623,096	4,621,081	—	4,621,081	—
Securities sold under agreements to repurchase and federal funds purchased	25,863	25,863	—	25,863	—
FHLB advances and other borrowings	115,364	114,851	—	114,851	—
Subordinated notes and trust preferred debt	68,680	67,597	—	67,597	—
Derivatives	12,575	12,575	—	12,575	—
Accrued interest payable	2,924	2,924	—	2,924	—
Off-balance sheet instruments	—	—	—	—	—
December 31, 2023
Financial Assets
Cash and due from banks	$32,586	$32,586	$32,586	$—	$—
Interest-bearing deposits with banks	32,575	32,575	32,575	—	—
Restricted investments in bank stock	11,992	n/a	n/a	n/a	n/a
Investment securities	513,519	513,519	17,966	467,700	27,853
Loans held for sale	5,816	5,816	—	5,816	—
Loans, net of allowance for credit losses	2,269,611	2,159,745	—	—	2,159,745
Derivatives	11,383	11,383	—	11,328	55
Accrued interest receivable	13,630	13,630	—	4,987	8,643
Financial Liabilities
Deposits	2,558,814	2,555,904	—	2,555,904	—
Securities sold under agreements to repurchase and federal funds purchased	9,785	9,785	—	9,785	—
FHLB advances and other borrowings	137,500	137,500	—	137,500	—
Subordinated notes	32,093	29,887	—	29,887	—
Derivatives	13,464	13,464	—	13,464	—
Accrued interest payable	2,560	2,560	—	2,560	—
Off-balance sheet instruments	—	—	—	—	—

In accordance with the Company's adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the methods utilized to measure the fair value of financial instruments at December 31, 2024 and 2023 represents an approximation of exit price; however, an actual exit price may differ.

NOTE 21. REVENUE FROM CONTRACTS WITH CLIENTS
ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and all subsequent amendments (collectively “ASC 606”) represents a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The majority of the Company's revenue comes from interest income, including loans and securities, which are outside the scope of ASC 606. The Company's services that fall within the scope of ASC 606 are presented within noninterest income on the consolidated statements of income and are recognized as revenue as the Company satisfies its obligation to the client. Services within the scope of ASC 606 include service charges on deposit accounts, income from trust and investment management and brokerage activities and interchange fees from service charges on ATM and debit card transactions. ASC 606 did not result in a change to the accounting for any in-scope revenue streams; as such, no cumulative effect adjustment was recorded.
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
Trust and Investment Management Income - The Company earns wealth management and investment brokerage fees from its contracts with trust and wealth management clients to manage assets for investment, and/or to transact on their accounts. These fees are primarily earned over time as the Company provides the contracted services and are generally assessed based on a tiered scale of the market value of assets under management. Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed, i.e., the trade date. Other related services provided included financial planning services and the associated fees the Company earns, which are based on a fixed fee schedule, are recognized when the services are rendered. Services are generally billed in arrears and a receivable is recorded until fees are paid. At December 31, 2024, 2023 and 2022, the Company had receivables from trust and wealth management clients totaling $777 thousand, $697 thousand and $641 thousand, respectively.
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

The following table presents the Company's noninterest income disaggregated by revenue source for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Service charges on deposit accounts and ATM fees	$5,700	$4,266	$4,157
Trust and investment management income	11,501	7,691	7,631
Brokerage income	4,852	3,649	3,620
Interchange income	5,259	3,873	4,056
Revenue from contracts with clients	27,312	19,479	19,464

Other service charges	1,193	600	456
Mortgage banking activities	1,835	591	407
Income from life insurance	3,866	2,482	2,339
Swap fee income	1,676	1,039	2,632
Other income	1,304	1,508	1,814
Investment securities gains (losses)	249	(47)	(160)
Total noninterest income	$37,435	$25,652	$26,952

NOTE 22. ORRSTOWN FINANCIAL SERVICES, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION
Condensed Balance Sheets

	December 31,
	2024	2023
Assets
Cash in bank subsidiary	$16,595	$13,996
Investment in bank subsidiary	569,254	284,540
Other assets	882	659
Total assets	$586,731	$299,195
Liabilities
Subordinated notes	$60,990	$32,093
Trust preferred debt	7,690	—
Other liabilities	1,369	2,046
Total liabilities	70,049	34,139
Shareholders’ Equity
Common stock	1,027	583
Additional paid-in capital	423,274	189,027
Retained earnings	126,540	117,667
Accumulated other comprehensive loss	(26,316)	(28,476)
Treasury stock	(7,843)	(13,745)
Total shareholders’ equity	516,682	265,056
Total liabilities and shareholders’ equity	$586,731	$299,195

Condensed Statements of Income

	For the Years Ended December 31,
	2024	2023	2022
Income
Dividends from bank subsidiary	$15,000	$14,000	$27,000
Interest income from bank subsidiary	150	158	29
Other income	105	21	16
Total income	15,255	14,179	27,045
Expenses
Interest expense on subordinated notes	3,798	2,017	2,013
Interest expense on trust preferred debt	487	—	—
Total interest expense	4,285	2,017	2,013
Share-based compensation	887	484	511
Management fee to bank subsidiary	1,606	1,449	1,341
Merger-related expenses	3,371	851	—
Provision for legal settlement	—	—	13,000
Other expenses	568	638	912
Total expenses	10,717	5,439	17,777
Income before income tax benefit and equity in undistributed income of subsidiaries	4,538	8,740	9,268
Income tax benefit	(2,198)	(1,106)	(3,726)
Income before equity in undistributed income of subsidiaries	6,736	9,846	12,994
Equity in undistributed income of subsidiaries	15,314	25,817	9,043
Net income	$22,050	$35,663	$22,037

Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$22,050	$35,663	$22,037
Adjustments to reconcile net income to cash provided by operating activities:
Amortization	375	67	63
Deferred income tax expense (benefit)	52	8	(7)
Equity in undistributed income of subsidiaries	(15,314)	(25,817)	(9,043)
Share-based compensation	887	484	511
(Decrease) increase in other liabilities	(1,975)	1,759	231
Decrease (increase) in other assets	431	2,795	(2,915)
Net cash provided by operating activities	6,506	14,959	10,877
Cash flows from investing activities:
Cash acquired from Merger	2,991	—	—
Net cash provided by investing activities	2,991	—	—
Cash flows from financing activities:
Dividends paid	(13,177)	(8,485)	(8,264)
Proceeds from issuance of common stock	7,833	1,872	1,644
Payments to repurchase common stock	(2,393)	(2,963)	(14,468)
Other, net	839	136	143
Net cash used in financing activities	(6,898)	(9,440)	(20,945)
Net increase (decrease) in cash	2,599	5,519	(10,068)
Cash, beginning	13,996	8,477	18,545
Cash, ending	$16,595	$13,996	$8,477

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
On December 31, 2024, the Bank entered into a classwide settlement agreement (the “Settlement Agreement”). The Settlement Agreement provides for a payment by the Bank to the purported class in the amount of $478 thousand, in exchange for a mutual release of claims against all parties, and a stipulation that the lawsuit will be dismissed with prejudice. The

Settlement Agreement does not include any admission of wrongdoing by the Bank. The Bank has agreed to settle the case in order to avoid the cost, risks and distraction of continued litigation.
The proposed settlement contemplated by the Settlement Agreement is subject to preliminary and final court approval.
On March 6, 2025, a customer of the Bank filed a putative class action complaint against the Bank in the Court of Common Pleas of Dauphin County, Pennsylvania, in a case captioned Pryde, on behalf of himself and all others similarly situated, v. Orrstown Bank. The complaint alleges, among other things, that the Bank violated the Electronic Fund Transfer Act, Regulation E and the Pennsylvania Unfair Trade Practices and Consumer Protection Law (PUTPCPL) when charging certain overdraft fees. The complaint seeks a refund of all allegedly improper fees, damages in an amount to be proven at trial, treble damages for violations of the PUTPCPL, attorneys’ fees and costs, and an injunction against the Bank’s allegedly improper overdraft practices. This lawsuit is similar to lawsuits filed against other financial institutions pertaining to overdraft fee disclosures. The Bank believes that the allegations and claims against the Bank are without merit. Based on information available at present, it is not possible at this time to reasonably estimate possible losses, or even a range of reasonably possible losses, in connection with the litigation. Accordingly, the Company has not recognized any liability associated with this action.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A – CONTROLS AND PROCEDURES
Based on the evaluation required by Exchange Act Rules 13a-15(b) and 15d-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), at December 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2024. There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fourth quarter of 2024.
Management's Report on Internal Controls Over Financial Reporting is included in Part II, Item 8, "Financial Statements and Supplementary Data." The effectiveness of the Company's internal control over financial reporting at December 31, 2024 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in the Report of Independent Registered Public Accounting Firm appearing in Part II, Item 8, "Financial Statements and Supplementary Data."
ITEM 9B – OTHER INFORMATION
During the three months and year ended December 31, 2024, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as such term is defined in Item 408(c) of Regulation S-K.
ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Company has adopted a code of ethics that applies to all senior financial officers (including its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and any person performing similar functions). You can find a copy of the Code of Ethics for Senior Financial Officers by visiting our website at www.orrstown.com and following the links to “Investor Relations” and “Governance Documents.” A copy of the Code of Ethics for Senior Financial Officers may also be obtained, free of charge, by written request to Orrstown Financial Services, Inc., 4750 Lindle Road, Harrisburg PA 17111, Attention: Secretary. The Company intends to disclose any amendments to or waivers from a provision of the Company’s Code of Ethics for Senior Financial Officers in a timely manner.
The Parent Company has adopted insider trading policies and procedures regarding securities transactions (the "Insider Trading Policy") that applies to all personnel, including directors and officers of the Parent Company and the Bank. The Parent Company believes that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of the Parent Company's securities. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.
All other information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement for the 2025 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A, under Delinquent Section 16(a) Reports, Proposal 1 – Election of Directors – Biographical Summaries of Nominees and Directors; Information About Executive Officers; Involvement in Certain Legal Proceedings; and Proposal 1 – Election of Directors – Nomination of Directors, and Board Structure, Committees and Meeting Attendance.
ITEM 11 – EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2025 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A, under Proposal 1 – Election of Directors – Compensation of Directors, Compensation Discussion and Analysis, Compensation Committee Report, Executive Compensation Tables, Potential Payments Upon Termination or Change in Control, Pay versus Performance and Compensation Committee Interlocks and Insider Participation.
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
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents equity compensation plan information at December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders (1)	—	n/a	109,773
Equity compensation plan not approved by security holders (2)	—	n/a	—
Total	—	n/a	109,773
(1)    Includes our 2011 Plan.
(2)     Amounts reported exclude stock options to purchase 80,227 shares of Company Common Stock which were granted under the CVLY Equity Plans and assumed by the Company in connection with the Company’s merger with Codorus Valley on July 1, 2024. Such assumed options have a weighted average exercise price of $21.96. No additional awards may be granted under the CVLY Equity Plans, which were terminated and discontinued in connection with the Company’s merger with Codorus Valley. At December 31, 2024, there were 50,007 vested and exercisable stock options.
All other information required by Item 12 is incorporated, by reference, from the Company’s definitive proxy statement for the 2025 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A, under Share Ownership of Certain Beneficial Owners and Management.
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2025 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A, under Proposal 1 – Election of Directors – Director Independence, and Transactions with Related Persons, Promoters and Certain Control Persons.
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2025 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A, under Proposal 4 – Ratification of the Audit Committee’s Selection of Crowe LLP as the Company’s Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2025 – Relationship with Independent Registered Public Accounting Firm.

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
4.5
Form of 4.50% Fixed-to-Floating Rate Subordinated Notes due 2030 of Codorus Valley Bancorp, Inc., incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Codorus Valley Bancorp, Inc. with the Commission on December 10, 2020.

4.6	Description of Registrant's Securities, incorporated by reference to Exhibit 4.5 of the Registrant's Form 10-K filed on March 11, 2022.

10.1	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Thomas R. Quinn, Jr. incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed June 8 2015.

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

10.7	Salary Continuation Agreement between Orrstown Bank and Thomas R. Quinn, Jr. – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed January 8, 2010.

10.8	First Amendment to the Salary Continuation Agreement between Orrstown Bank and Thomas R. Quinn, Jr. – incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed September 27, 2019.

10.9	Second Amendment to the Salary Continuation Agreement between Orrstown Bank and Thomas R. Quinn, Jr. – incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 11, 2024.

10.10	Salary Continuation Agreement between Orrstown Bank and Craig L. Kauffman – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 11, 2024.

10.11
First Amendment, dated September 30, 2024, to the Salary Continuation Agreement by and between Orrstown Bank and Craig L. Kauffman, incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q filed November 12, 2024.

10.13	Salary Continuation Agreement between Orrstown Bank and Robert Coradi dated March 26, 2018 – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed November 5, 2020.

10.14	Officer Group Term Replacement Plan for Selected Officers – incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 1999 filed March 28, 2000.

10.15	Director Retirement Agreement, as amended, between Orrstown Bank and Glenn W. Snoke, incorporated by reference to Exhibit 10.4(f) to the Registrant’s Form 10-K filed March 15, 2010.

10.16	Director Retirement Agreement, as amended, between Orrstown Bank and Joel R. Zullinger, incorporated by reference to Exhibit 10.4(h) to the Registrant’s Form 10-K filed March 15, 2010.

10.17	Revenue neutral retirement plan – incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K filed March 28, 2000.

10.18	2011 Orrstown Financial Services, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s registration statement on Form S-8 filed May 27, 2022.

10.19	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Thomas R. Quinn, Jr. incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed June 8, 2015.

10.20	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Robert G. Coradi, incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K filed June 2, 2015.

10.21	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Adam L. Metz, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed March 14, 2017.

10.22
Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Christopher D. Holt dated July 15, 2019, incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-K filed March 15, 2021.

10.23	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Neelesh Kalani incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed May 4, 2021.

10.24
Retirement Agreement, dated September 25, 2024, by and between Craig L. Kauffman and both Orrstown Financial Services, Inc. and Orrstown Bank, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed September 25, 2024.

10.25	Director/Executive Officer Deferred Compensation Plan, incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K filed March 13, 2023.

10.26	Trust Agreement for Director/Executive Officer Deferred Compensation Plan, incorporated by reference to Exhibit 10.13(b) to the Registrant’s Form 10-K filed March 15, 2010.

10.27	Deferred Compensation Agreement between Orrstown Bank and Thomas R. Quinn, Jr., incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed September 27, 2019.

10.28	Deferred Compensation Agreement between Orrstown Bank and Christopher D. Holt, dated September 16, 2020, incorporated by reference to Exhibit 10.30 to the Registrant's Form 10-K filed March 15, 2021.

10.29	Deferred Compensation Agreement between Orrstown Bank and Adam L. Metz, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed December 16, 2022.

10.30	Form of Subordinated Note Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed December 20, 2018.

10.31
Amended and Restated Declaration of Trust of CVB Statutory Trust No. 2, dated as of June 28, 2006, among Codorus Valley Bancorp, Inc., as sponsor, the Delaware and institutional trustee named therein, and the administrators named therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed by Codorus Valley Bancorp, Inc. with the Commission on June 30, 2006.

10.32
Indenture, dated as of June 28, 2006, between Codorus Valley Bancorp, Inc., as issuer, and the trustee named therein, relating to the Junior Subordinated Debt Securities due 2036, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Codorus Valley Bancorp, Inc. with the Commission on June 30, 2006.

10.33
Guarantee Agreement, dated as of June 28, 2006, between Codorus Valley Bancorp, Inc. and guarantee trustee named therein, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Codorus Valley Bancorp, Inc. with the Commission on June 30, 2006.

10.34
Amended and Restated Orrstown Financial Services, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 19.1 to the Registrant's Registration Statement on Form S-8 filed May 23, 2014.

10.35	Form of Restricted Stock Grant Agreement - Employees, incorporated by reference to Exhibit 10.27 to the Registrant's Form 10-K filed March 13, 2023.

10.36	Form of Restricted Stock Grant Agreement - Nonemployee Directors, incorporated by reference to Exhibit 10.28 to the Registrant's Form 10-K filed March 13, 2023.

14	Code of Ethics Policy for Senior Financial Officers posted on Registrant’s website.

19.1	Insider Trading Policies and Procedures

21	Subsidiaries of the registrant

23.1	Consent of Crowe LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a – 14(a)/15d-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a – 14(a)/15d-14(a) Certifications (Chief Financial Officer)

32.1	Section 1350 Certifications (Chief Executive Officer)

32.2	Section 1350 Certifications (Chief Financial Officer)

97	Orrstown Financial Services, Inc. Compensation Recovery Policy, incorporated by reference to Exhibit 97 to the Registrant's Form 10-K filed March 14, 2024.

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

ORRSTOWN FINANCIAL SERVICES, INC. (Registrant)

Dated: March 31, 2025	By:	/s/ Thomas R. Quinn, Jr.
Thomas R. Quinn, Jr., President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas R. Quinn, Jr.	President and Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2025
Thomas R. Quinn, Jr.
/s/ Neelesh Kalani	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2025
Neelesh Kalani
/s/ Sean P. Mulcahy	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 31, 2025
Sean P. Mulcahy

/s/ Joel R. Zullinger	Chairman of the Board and Director	March 31, 2025
Joel R. Zullinger

/s/ Barbara E. Brobst	Director	March 31, 2025
Barbara E. Brobst

/s/ Sarah M. Brown	Director	March 31, 2025
Sarah M. Brown

/s/ Brian D. Brunner	Director	March 31, 2025
Brian D. Brunner

/s/ Scott V. Fainor	Director	March 31, 2025
Scott V. Fainor

/s/ John W. Giambalvo	Director	March 31, 2025
John W. Giambalvo

/s/ Cindy J. Joiner	Director	March 31, 2025
Cindy J. Joiner

/s/ Mark K. Keller	Director	March 31, 2025
Mark K. Keller

/s/ J. Rodney Messick	Director	March 31, 2025
J. Rodney Messick

/s/ Michael J. Rice	Director	March 31, 2025
Michael J. Rice

/s/ Eric A. Segal	Director	March 31, 2025
Eric A. Segal

/s/ Glenn W. Snoke	Director	March 31, 2025
Glenn W. Snoke