Form 10-Q
period 2025-03-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2025-05-09
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s Common Stock as of May 5, 2025: 19,508,545.

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

(Dollars in thousands, except per share amounts)	March 31, 2025	December 31, 2024
Assets
Cash and due from banks	$64,376	$51,026
Interest-bearing deposits with banks	222,744	197,848
Cash and cash equivalents	287,120	248,874
Restricted investments in bank stocks	19,693	20,232
Securities available for sale (amortized cost of $886,782 and $864,920 at March 31, 2025 and December 31, 2024, respectively)	855,456	829,711
Loans held for sale, at fair value	5,261	6,614
Loans	3,875,985	3,931,214
Less: Allowance for credit losses	(47,804)	(48,689)
Net loans	3,828,181	3,882,525
Premises and equipment, net	51,729	50,217
Cash surrender value of life insurance	144,798	143,854
Goodwill	68,106	68,106
Other intangible assets, net	45,230	47,765
Accrued interest receivable	19,893	21,058
Deferred tax assets, net	36,206	42,647
Other assets	79,913	79,986
Total assets	$5,441,586	$5,441,589
Liabilities
Deposits:
Noninterest-bearing	$932,152	$894,176
Interest-bearing	3,701,564	3,728,920
Total deposits	4,633,716	4,623,096
Securities sold under agreements to repurchase and federal funds purchased	23,131	25,863
FHLB advances and other borrowings	100,349	115,364
Subordinated notes and trust preferred debt	68,850	68,680
Other liabilities	82,604	91,904
Total liabilities	4,908,650	4,924,907

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value—$0.05205 stated value per share; 50,000,000 shares authorized; 19,721,340 shares issued and 19,509,642 outstanding at March 31, 2025; 19,722,640 shares issued and 19,389,967 outstanding at December 31, 2024	1,026	1,027
Additional paid - in capital	421,445	423,274
Retained earnings	139,547	126,540
Accumulated other comprehensive loss	(24,024)	(26,316)
Treasury stock—211,698 and 332,673 shares, at cost at March 31, 2025 and December 31, 2024, respectively	(5,058)	(7,843)
Total shareholders’ equity	532,936	516,682
Total liabilities and shareholders’ equity	$5,441,586	$5,441,589
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended
(Dollars in thousands, except per share amounts)	March 31, 2025	March 31, 2024
Interest income
Loans	$63,432	$36,233
Investment securities - taxable	8,944	4,584
Investment securities - tax-exempt	875	877
Short-term investments	2,268	956
Total interest income	75,519	42,650
Interest expense
Deposits	24,260	13,516
Securities sold under agreements to repurchase and federal funds purchased	84	25
FHLB advances and other borrowings	1,118	1,474
Subordinated notes and trust preferred debt	1,296	754
Total interest expense	26,758	15,769
Net interest income	48,761	26,881
(Recovery of) Provision for credit losses - loans	(554)	421
(Recovery of) Provision for credit losses - unfunded loan commitments	—	(123)
Net interest income after (recovery of) provision for credit losses	49,315	26,583
Noninterest income
Service charges on deposit accounts	1,911	1,005
Interchange income	1,427	911
Other service charges, commissions and fees	484	195
Swap fee income	394	199
Trust and investment management income	3,976	2,024
Brokerage income	1,439	1,078
Mortgage banking activities	302	458
Income from life insurance	1,289	634
Investment securities gains (losses)	13	(5)
Other income	389	131
Total noninterest income	11,624	6,630
Noninterest expenses
Salaries and employee benefits	20,388	13,752
Occupancy	1,989	1,201
Furniture and equipment	2,686	1,438
Data processing	924	1,265
Automated teller and interchange fees	677	351
Advertising and bank promotions	499	398
FDIC insurance	824	441
Professional services	1,826	631
Directors' compensation	211	251
Taxes other than income	942	494
Intangible asset amortization	2,535	225
Merger-related expenses	1,649	672
Restructuring expenses	91	—
Other operating expenses	2,935	1,350
Total noninterest expenses	38,176	22,469
continued

	Three Months Ended
	March 31, 2025	March 31, 2024
Income before income tax expense	22,763	10,744
Income tax expense	4,712	2,213
Net income	$18,051	$8,531

Per share information:
Basic earnings per share	$0.94	$0.82
Diluted earnings per share	0.93	0.81
Dividends paid per share	0.26	0.20
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended
(Dollars in thousands)	March 31, 2025	March 31, 2024
Net income	$18,051	$8,531
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale arising during the period	3,883	(1,676)
Reclassification adjustment for gains (losses) on securities available for sale realized in net income	—	—
Net unrealized gains (losses) on securities available for sale	3,883	(1,676)
Tax effect	(883)	374
Total other comprehensive income (loss), net of tax and reclassification adjustments on securities available for sale	3,000	(1,302)
Unrealized (losses) gains on interest rate swaps used in cash flow hedges	(916)	1,428
Reclassification adjustment for gains (losses) realized in net income	—	—
Net unrealized (losses) gains on interest rate swaps used in cash flow hedges	(916)	1,428
Tax effect	208	(318)
Total other comprehensive (loss) income, net of tax and reclassification adjustments on interest rate swaps used in cash flow hedges	(708)	1,110
Total other comprehensive income (loss), net of tax and reclassification adjustments	2,292	(192)
Total comprehensive income	$20,343	$8,339
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended March 31, 2025
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2025	$1,027	$423,274	$126,540	$(26,316)	$(7,843)	$516,682
Net income	—	—	18,051	—	—	18,051
Total other comprehensive income, net of taxes	—	—	—	2,292	—	2,292
Cash dividends ($0.26 per share)	—	—	(5,044)	—	—	(5,044)
Share-based compensation plans:
1,300 net common shares acquired and 120,975 net treasury shares issued, including compensation expense totaling $1,358	(1)	(1,829)	—	—	2,785	955
Balance, March 31, 2025	$1,026	$421,445	$139,547	$(24,024)	$(5,058)	$532,936

	Three Months Ended March 31, 2024
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2024	$583	$189,027	$117,667	$(28,476)	$(13,745)	$265,056
Net income	—	—	8,531	—	—	8,531
Total other comprehensive loss, net of taxes	—	—	—	(192)	—	(192)
Cash dividends ($0.20 per share)	—	—	(2,123)	—	—	(2,123)
Share-based compensation plans:
1,378 net common shares acquired and 94,065 net treasury shares issued, including compensation expense totaling $967	—	(1,760)	—	—	2,170	410
Balance, March 31, 2024	$583	$187,267	$124,075	$(28,668)	$(11,575)	$271,682

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended
(Dollars in thousands)	March 31, 2025	March 31, 2024
Cash flows from operating activities
Net income	$18,051	$8,531
Adjustments to reconcile net income to net cash provided by operating activities:
Net (discount accretion) premium amortization	(7,100)	450
Depreciation and amortization expense	4,244	1,072
(Recovery of) Provision for credit losses - loans	(554)	421
(Recovery of) Provision for credit losses - unfunded loan commitments	—	(123)
Share-based compensation	1,358	967
Gains on sales of loans originated for sale	(225)	(268)
Fair value adjustments on loans held for sale	(8)	(18)
Mortgage loans originated for sale	(11,225)	(7,697)
Proceeds from sales of loans originated for sale	12,811	13,264
Net gain on sale of OREO and premises held for sale	(6)	—
Deferred income tax expense	5,766	891
Investment securities (gains) losses	(13)	5
Return on investments in limited partnerships	(13)	(16)
Net losses (gains) on derivatives	180	(130)
Income from life insurance	(1,289)	(634)
Increase in accrued interest receivable and other assets	(578)	(1,139)
Decrease in accrued interest payable and other liabilities	(10,805)	(3,092)
Other, net	359	186
Net cash provided by operating activities	10,953	12,670
Cash flows from investing activities
Maturities, repayments and calls of AFS securities	18,432	18,134
Purchases of AFS securities	(39,613)	(21,784)
Net purchases of restricted investments in bank stocks	539	539
Net decrease (increase) in loans	61,262	(6,185)
Investment in limited partnerships	(369)	(21)
Purchases of bank premises and equipment	(2,315)	(63)
Proceeds from disposal of OREO and premises held for sale	1,931	—
Net cash provided by (used in) investing activities	39,867	(9,380)
Cash flows from financing activities
Net increase in deposits	10,620	137,137
Net decrease in borrowings with original maturities less than 90 days	(2,733)	(20,186)
Payments on FHLB advances with original maturities greater than 90 days	(15,000)	—
Dividends paid	(5,044)	(2,123)
Shares repurchased as treasury stock for employee taxes associated with restricted stock vesting	(467)	(637)
Proceeds from issuance of employee stock purchase plan shares	66	80
Other	(16)	—
Net cash (used in) provided by financing activities	(12,574)	114,271
Net increase in cash and cash equivalents	38,246	117,561
Cash and cash equivalents at beginning of period	248,874	65,161
Cash and cash equivalents at end of period	$287,120	$182,722

	Three Months Ended
	March 31, 2025	March 31, 2024
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$26,643	$15,894
Supplemental schedule of noncash activities:
Lease liabilities arising from obtaining ROU assets	831	—
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
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of Orrstown Financial Services, Inc. and its wholly owned subsidiary, the Bank. The Company has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, SEC rules that permit reduced disclosure for interim periods, and Article 10 of Regulation S-X. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements. There have been no material changes to the Company's significant accounting policies for the three months ended March 31, 2025. The December 31, 2024 consolidated balance sheet information contained in this Quarterly Report on Form 10-Q was derived from the Company's 2024 audited consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications have been made to prior years' amounts to conform with current year classifications. These reclassifications did not have a material impact on the Company's consolidated financial condition, results of operations or statement of consolidated cash flows.
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
Acquisition Accounting
The Company accounts for its mergers and acquisitions using the acquisition method of accounting under the provisions of the FASB ASC Topic 805, Business Combinations ("805"). Under ASC 805, all of the assets acquired and liabilities assumed in a business combination are recognized at their acquisition-date fair value, while transaction costs and restructuring costs associated with the business combination are expensed as incurred. The determination of fair values involves significant judgment regarding methods and assumptions, including discount rates, future expected cash flows, market conditions and other future events. The excess of the merger consideration over the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill. The results of operations of the acquired entity are included in the consolidated statements of income from the acquisition date. In accordance with business combination accounting guidance, the Company's review of the fair values of the assets and liabilities acquired is ongoing and management will continue to evaluate these fair values for up to one year following the merger date of July 1, 2024. Any such adjustments would be recorded to goodwill during the current reporting period.
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
The ACL on loans is measured on a collective basis when similar risk characteristics exist within the Company's loan segments between commercial and consumer. For purposes of estimating the Company’s ACL, management generally evaluates collectively evaluated loans by federal call code, which represents the loan classes based upon U.S. regulatory loan classification rules, in order to group loans with similar risk characteristics. Each of these loan segments are broken down into multiple loan classes, which are characterized by loan type, collateral type, risk attributions and the manner in which management monitors the performance of the borrower. The risks associated with lending activities differ and are subject to the impact of change in interest rates, market conditions and the impact of economic conditions on the collateral securing the loans, and general economic conditions. The commercial loan segment includes commercial real estate, acquisition and development, commercial and industrial, agricultural and municipal loan classes. The consumer loan segment includes residential mortgage, installment and other consumer loans.
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
Following its merger with Codorus Valley, the Company evaluated and classified the acquired loans as PCD if the loans had experienced more-than-insignificant credit deterioration since origination or as non-PCD if the loans had not experienced a more-than-insignificant amount of credit deterioration since origination. PCD loans included loans on nonaccrual status, loans with historical delinquency since loan origination or having a risk rating of watch, special mention, substandard, doubtful or loss based on the Company's internal risk rating system. At acquisition, the fair value of the PCD loans was recorded to the ACL, but not as a charge to the provision for credit losses in the consolidated statements of operations. The initial allowance was instead established by grossing up the amortized cost of the PCD loan. Subsequent to the acquisition, changes in the expected credit losses on PCD loans were recorded to the provision for credit losses. The ACL for non-PCD loans is recorded to the provision for credit losses in the same period as the acquisition.
In accordance with ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), the Company evaluates, based on the guidance for accounting for loan modifications, whether the borrower is experiencing financial difficulty, if the modification results in a more-than-insignificant direct change in the contractual cash flows and whether the modifications represent terms that would result in a new loan or a continuation of an existing loan. The Company refers to these loans as "financial difficulty modifications" or "FDMs." All loan modifications are accounted for under the general loan modification guidance in ASC 310-20, Receivables – Nonrefundable

Fees and Other Costs. If a modification occurs while the loan is on accrual status, it will continue to accrue interest under the modified terms. After the initial modification and recognition of a FDM, the Company will monitor the performance of the borrower. If no subsequent qualifying modifications are made to the FDM, the loan does not require disclosure in the current period's disclosures after the one-year period has elapsed.
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
NOTE 2. MERGER
On July 1, 2024, Orrstown completed a merger of equals (the “Merger”) with Codorus Valley, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 12, 2023, by and between Orrstown and Codorus Valley. At the effective time of the Merger (the “Effective Time”), Codorus Valley was merged with and into Orrstown, with Orrstown as the surviving corporation, which was promptly followed by the merger of Codorus Valley’s wholly-owned bank subsidiary, PeoplesBank, A Codorus Valley Company, with and into Orrstown Bank, a wholly-owned subsidiary of Orrstown, with Orrstown Bank as the surviving bank.
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
PeoplesBank operated 22 full-service branches and eight limited purpose branches in Pennsylvania and Maryland. Following the Merger, Orrstown operated 51 branches as of July 1, 2024. On August 5, 2024, Orrstown announced the Bank intends to close six of its branches, including three branches owned by the Bank, for which the land and buildings were transferred to held-for-sale. These branch closures were completed in the fourth quarter of 2024. After these branch closures were completed, the Bank had 38 full-service branches and seven limited purpose branches.
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

(dollars are in thousands, except per share data)
Number of shares of Codorus Valley common stock outstanding	9,751,323
Per common share exchange ratio	0.875
Expected shares of Codorus Valley common stock to be issued	8,532,408
Fractional shares of common stock paid in cash	(370)
Number of shares of Orrstown common stock - as exchanged	8,532,038
Orrstown common stock price per common share - closing stock price as of June 28, 2024	$27.36
Purchase price merger consideration for Codorus Valley	$233,437
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
The Company increased the fair value of premises by $6.6 million with a corresponding decrease to goodwill based upon updated independent market-based appraisals for buildings, land and land improvements. The fair value adjustments will be depreciated based on the estimated useful life of 40 years.
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

NOTE 3. INVESTMENT SECURITIES
At March 31, 2025 and December 31, 2024, all investment securities were classified as AFS. The following table summarizes amortized cost and fair value of investment securities, the corresponding amounts of gross unrealized gains and losses recognized in AOCI and the ACL at March 31, 2025 and December 31, 2024:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2025
U.S. Treasury securities	$20,040	$—	$1,623	$—	$18,417
U.S. Government Agencies	2,712	88	—	—	2,800
States and political subdivisions	219,924	93	22,911	—	197,106
GSE residential MBSs	160,852	941	2,805	—	158,988
GSE commercial MBSs	7,415	84	2	—	7,497
GSE residential CMOs	354,375	2,634	5,602	—	351,407
Non-agency CMOs	33,241	185	1,910	—	31,516
Asset-backed	86,077	429	962	—	85,544
Corporate debt	1,939	35	—	—	1,974
Other	207	—	—	—	207
Totals	$886,782	$4,489	$35,815	$—	$855,456
December 31, 2024
U.S. Treasury securities	$20,043	$—	$1,980	$—	$18,063
U.S. Government Agencies	2,953	100	—	—	3,053
States and political subdivisions	220,418	10	20,400	—	200,028
GSE residential MBSs	155,793	52	4,297	—	151,548
GSE commercial MBSs	8,570	243	21	—	8,792
GSE residential CMOs	331,016	485	6,809	—	324,692
Non-agency CMOs	35,548	202	2,466	—	33,284
Asset-backed	88,450	655	1,002	—	88,103
Corporate bonds	1,935	19	—	—	1,954
Other	194	—	—	—	194
Totals	$864,920	$1,766	$36,975	$—	$829,711

The following table summarizes investment securities with unrealized losses at March 31, 2025 and December 31, 2024, aggregated by major investment security type and the length of time in a continuous unrealized loss position.

	Less Than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
March 31, 2025
U.S. Treasury securities	—	$—	$—	3	$18,417	$1,623	3	$18,417	$1,623
States and political subdivisions	5	5,104	32	42	186,328	22,879	47	191,432	22,911
GSE residential MBSs	6	7,087	16	15	55,334	2,789	21	62,421	2,805
GSE commercial MBS	1	669	2	—	—	—	1	669	2
GSE residential CMOs	19	131,523	426	18	70,080	5,176	37	201,603	5,602
Non-agency CMOs	2	8,660	127	4	16,837	1,783	6	25,497	1,910
Asset-backed	3	11,071	91	9	43,085	871	12	54,156	962
Totals	36	$164,114	$694	91	$390,081	$35,121	127	$554,195	$35,815
December 31, 2024
U.S. Treasury securities	—	$—	$—	3	$18,063	$1,980	3	$18,063	$1,980
States and political subdivisions	13	10,080	131	42	189,448	20,269	55	199,528	20,400
GSE residential MBSs	68	85,836	1,117	15	55,579	3,180	83	141,415	4,297
GSE commercial MBS	3	2,963	21	—	—	—	3	2,963	21
GSE residential CMOs	52	158,439	729	15	56,443	6,080	67	214,882	6,809
Non-agency CMOs	2	8,816	218	4	16,636	2,248	6	25,452	2,466
Asset-backed	4	11,964	17	9	44,130	985	13	56,094	1,002
Totals	142	$278,098	$2,233	88	$380,299	$34,742	230	$658,397	$36,975
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
The Company did not record an ACL on the AFS securities at March 31, 2025 and December 31, 2024. As of these periods, the Company considers the unrealized losses on the AFS securities to be related to fluctuations in market conditions, primarily interest rates, and not reflective of deterioration in credit. In addition, the Company maintains that it has the intent and ability to hold these AFS securities until the amortized cost is recovered and it is more likely than not that any of AFS securities in an unrealized loss position would not be required to be sold. At March 31, 2025 and December 31, 2024, unrealized losses were due to market uncertainty resulting from inflation and higher interest rates from the time of the security purchase.
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
The Company does not intend to sell the aforementioned investment securities with unrealized losses and it is more likely than not that the Company will not be required to sell them before recovery of their amortized cost basis, which may be maturity. In addition, the unrealized losses are not credit related. Therefore, the Company has concluded that the unrealized losses for these investment securities do not require an ACL at March 31, 2025.
The following table summarizes amortized cost and fair value of investment securities by contractual maturity at March 31, 2025. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	42,378	39,808
Due after five years through ten years	51,456	47,411
Due after ten years	150,988	133,285
CMOs and MBSs	555,883	549,408
Asset-backed	86,077	85,544
Totals	$886,782	$855,456
The following table summarizes proceeds from sales of investment securities and gross gains and gross losses for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Proceeds from sale of investment securities	$—	$—
Gross gains	13	—
Gross losses	—	5
During the three months ended March 31, 2025, the Company recorded a gain of $13 thousand compared to losses of $5 thousand for the three months ended March 31, 2024 from mark-to-market activity on an equity security. During the three months ended March 31, 2025 and 2024, the Company did not sell any investment securities. Investment securities with a fair value of $704.1 million and $669.2 million at March 31, 2025 and December 31, 2024, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.
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

The following table presents the loan portfolio by segment and class, excluding residential LHFS, at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Commercial real estate:
Owner occupied	$617,854	$633,567
Non-owner occupied	1,157,383	1,160,238
Multi-family	257,724	274,135
Non-owner occupied residential	168,354	179,512
Acquisition and development:
1-4 family residential construction	40,621	47,432
Commercial and land development	227,434	241,424
Agricultural	134,916	125,156
Commercial and industrial	455,494	451,384
Municipal	30,780	30,044
Residential mortgage:
First lien	464,642	460,297
Home equity - term	9,224	5,988
Home equity - lines of credit	295,820	303,561
Installment and other loans	15,739	18,476
Total loans	$3,875,985	$3,931,214
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

The following table presents the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of March 31, 2025 and December 31, 2024. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan and payment activity. Residential mortgage, installment and other consumer loans are presented below based on payment performance: performing or nonperforming.

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$10,969	$53,350	$90,088	$104,618	$97,914	$169,641	$12,407	$1,578	$540,565
Special mention	—	—	136	15,651	14,734	11,459	320	—	42,300
Substandard - Non-IEL	—	—	1,522	12,572	4,177	6,999	3,854	217	29,341
Substandard - IEL	—	—	694	206	1,082	3,666	—	—	5,648
Total owner-occupied loans	$10,969	$53,350	$92,440	$133,047	$117,907	$191,765	$16,581	$1,795	$617,854
Current period gross charge offs - owner-occupied	$—	$—	$—	$75	$—	$—	$—	$—	$75
Non-owner occupied:
Risk rating
Pass	$10,367	$82,873	$145,771	$192,518	$323,602	$372,363	$2,449	$378	$1,130,321
Special mention	—	—	10,077	2,989	1,136	9,782	—	—	23,984
Substandard - Non-IEL	—	466	—	1,045	—	207	—	—	1,718
Substandard - IEL	—	—	—	—	—	1,360	—	—	1,360
Total non-owner occupied loans	$10,367	$83,339	$155,848	$196,552	$324,738	$383,712	$2,449	$378	$1,157,383
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family:
Risk rating
Pass	$548	$7,232	$9,919	$96,057	$52,973	$84,242	$1,409	$214	$252,594
Special mention	—	—	—	1,082	776	—	—	—	1,858
Substandard - Non-IEL	—	—	—	569	2,468	235	—	—	3,272
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total multi-family loans	$548	$7,232	$9,919	$97,708	$56,217	$84,477	$1,409	$214	$257,724
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied residential:
Risk rating
Pass	$213	$9,291	$19,935	$28,486	$27,625	$78,606	$1,113	$652	$165,921
Special mention	—	—	—	—	147	381	40	40	608
Substandard - Non-IEL	—	—	—	51	131	1,256	—	109	1,547
Substandard - IEL	—	—	—	154	—	124	—	—	278
Total non-owner occupied residential loans	$213	$9,291	$19,935	$28,691	$27,903	$80,367	$1,153	$801	$168,354
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$—	$—	$—	$—	$—	$—
continued

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$8,151	$22,936	$4,235	$1,524	$1,138	$848	$880	$—	$39,712
Special mention	—	74	222	—	—	613	—	—	909
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total 1-4 family residential construction loans	$8,151	$23,010	$4,457	$1,524	$1,138	$1,461	$880	$—	$40,621
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and land development:
Risk rating
Pass	$1,653	$67,323	$51,414	$73,373	$10,598	$5,422	$8,106	$150	$218,039
Special mention	—	—	—	4,748	—	—	—	—	4,748
Substandard - Non-IEL	—	734	271	—	—	—	—	—	1,005
Substandard - IEL	—	—	18	3,274	350	—	—	—	3,642
Total commercial and land development loans	$1,653	$68,057	$51,703	$81,395	$10,948	$5,422	$8,106	$150	$227,434
Current period gross charge offs - commercial and land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural
Risk rating
Pass	$5,219	$14,567	$14,206	$21,127	$19,446	$44,101	$13,130	$1,336	$133,132
Special mention	$—	$—	$—	$—	$—	$256	$81	$—	$337
Substandard - Non-IEL	$—	$—	$—	$450	$—	$207	$—	$—	$657
Substandard - IEL	$—	$—	$—	$790	$—	$—	$—	$—	$790
Total agricultural loans	$5,219	$14,567	$14,206	$22,367	$19,446	$44,564	$13,211	$1,336	$134,916
Current period gross charge offs - agricultural	$—	$—	$—	$—	$25	$—	$—	$—	$25
Commercial and Industrial:
Risk rating
Pass	$22,580	$81,474	$52,806	$51,298	$48,462	$24,931	$130,512	$7,126	$419,189
Special mention	—	4,376	927	2,361	235	—	9,603	61	17,563
Substandard - Non-IEL	—	—	2,214	2,100	—	—	8,607	2,813	15,734
Substandard - IEL	—	397	559	128	169	1,602	—	153	3,008
Total commercial and industrial loans	$22,580	$86,247	$56,506	$55,887	$48,866	$26,533	$148,722	$10,153	$455,494
Current period gross charge offs - commercial and industrial	$—	$—	$381	$—	$41	$95	$—	$—	$517
Municipal:
Risk rating
Pass	$2,497	$562	$—	$9,816	$2,877	$13,555	$—	$—	$29,307
Special mention	—	—	—	—	—	1,473	—	—	1,473
Total municipal loans	$2,497	$562	$—	$9,816	$2,877	$15,028	$—	$—	$30,780
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—
continued

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Residential mortgage:
First lien:
Payment performance
Performing	$20,302	$59,611	$97,877	$100,981	$49,771	$130,429	$—	$—	$458,971
Nonperforming	—	673	577	237	250	3,934	—	—	5,671
Total first lien loans	$20,302	$60,284	$98,454	$101,218	$50,021	$134,363	$—	$—	$464,642
Current period gross charge offs - first lien	$—	$—	$—	$—	$—	$—	$—	$—	$—
Payment performance
Performing	$79	$1,422	$1,245	$1,451	$1,028	$3,770	$160	$—	$9,155
Nonperforming	—	—	—	35	—	34	—	—	69
Total home equity - term loans	$79	$1,422	$1,245	$1,486	$1,028	$3,804	$160	$—	$9,224
Current period gross charge offs - home equity - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$196,120	$97,289	$293,409
Nonperforming	—	—	—	—	—	—	2,086	325	2,411
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$198,206	$97,614	$295,820
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$—	$—	$—	$—
Installment and other loans:
Payment performance
Performing	$578	$1,469	$2,355	$1,849	$666	$410	$8,371	$27	$15,725
Nonperforming	—	—	3	—	—	11	—	—	14
Total Installment and other loans	$578	$1,469	$2,358	$1,849	$666	$421	$8,371	$27	$15,739
Current period gross charge offs - installment and other	$—	$232	$—	$3	$2	$8	$31	$—	$276

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$55,068	$86,255	$106,696	$112,278	$31,495	$155,543	$14,653	$280	$562,268
Special mention	—	1,674	18,563	1,895	7,946	5,422	165	—	35,665
Substandard - Non-IEL	—	694	14,572	4,204	2,477	4,899	4,510	—	31,356
Substandard - IEL	—	9	—	1,110	245	2,914	—	—	4,278
Total owner-occupied loans	$55,068	$88,632	$139,831	$119,487	$42,163	$168,778	$19,328	$280	$633,567
Current period gross charge offs - owner-occupied	$—	$217	$13	$313	$—	$12	$—	$—	$555
Non-owner occupied:
Risk rating
Pass	$82,441	$146,020	$193,131	$326,586	$123,646	$256,212	$2,335	$—	$1,130,371
Special mention	—	10,081	2,985	334	7,920	1,919	—	—	23,239
Substandard - Non-IEL	482	—	1,049	—	1,043	2,588	—	—	5,162
Substandard - IEL	—	—	—	—	—	1,466	—	—	1,466
Total non-owner occupied loans	$82,923	$156,101	$197,165	$326,920	$132,609	$262,185	$2,335	$—	$1,160,238
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$65	$—	$—	$65
Multi-family:
Risk rating
Pass	$7,269	$12,679	$105,883	$54,028	$30,968	$54,676	$1,351	$—	$266,854
Special mention	—	—	1,094	—	—	—	—	—	1,094
Substandard - Non-IEL	—	—	571	4,658	—	237	—	—	5,466
Substandard - IEL	—	—	—	—	—	721	—	—	721
Total multi-family loans	$7,269	$12,679	$107,548	$58,686	$30,968	$55,634	$1,351	$—	$274,135
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$7	$—	$—	$7
Non-owner occupied residential:
Risk rating
Pass	$9,322	$22,771	$29,681	$29,729	$19,410	$64,851	$1,257	$—	$177,021
Special mention	—	—	—	147	42	478	39	—	706
Substandard - Non-IEL	—	—	166	133	—	1,311	—	—	1,610
Substandard - IEL	—	—	43	—	—	132	—	—	175
Total non-owner occupied residential loans	$9,322	$22,771	$29,890	$30,009	$19,452	$66,772	$1,296	$—	$179,512
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$29	$—	$—	$—	$—	$29
continued

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$30,908	$7,079	$2,295	$598	$935	$762	$3,921	$—	$46,498
Special mention	74	717	—	—	—	143	—	—	934
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total 1-4 family residential construction loans	$30,982	$7,796	$2,295	$598	$935	$905	$3,921	$—	$47,432
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and land development:
Risk rating
Pass	$60,420	$57,563	$74,893	$14,107	$372	$6,928	$7,280	$—	$221,563
Special mention	734	—	4,557	998	1,841	3,451	—	—	11,581
Substandard - Non-IEL	2,966	1,656	—	—	—	—	—	—	4,622
Substandard - IEL	—	18	3,282	358	—	—	—	—	3,658
Total commercial and land development loans	$64,120	$59,237	$82,732	$15,463	$2,213	$10,379	$7,280	$—	$241,424
Current period gross charge offs - commercial and land development	$—	$23	$—	$—	$—	$—	$—	$—	$23
Agricultural
Risk rating
Pass	$14,663	$14,507	$21,782	$19,486	$10,463	$28,095	$13,891	$164	$123,051
Special mention	—	—	—	25	—	902	161	—	1,088
Substandard - Non-IEL	—	—	13	—	—	207	—	—	220
Substandard - IEL	—	—	797	—	—	—	—	—	797
Total agricultural loans	$14,663	$14,507	$22,592	$19,511	$10,463	$29,204	$14,052	$164	$125,156
Current period gross charge offs - agricultural	$—	$1	$—	$18	$—	$18	$1	$—	$38
Commercial and Industrial:
Risk rating
Pass	$82,924	$55,109	$53,482	$49,937	$15,405	$17,215	$137,379	$2,768	$414,219
Special mention	485	2,000	2,477	293	2	23	10,516	—	15,796
Substandard - Non-IEL	—	1,037	2,547	3,409	—	490	8,386	—	15,869
Substandard - IEL	409	2,772	140	191	884	921	183	—	5,500
Total commercial and industrial loans	$83,818	$60,918	$58,646	$53,830	$16,291	$18,649	$156,464	$2,768	$451,384
Current period gross charge offs - commercial and industrial	$—	$335	$212	$60	$1,739	$60	$571	$—	$2,977
Municipal:
Risk rating
Pass	$1,565	$—	$10,006	$3,124	$269	$15,080	$—	$—	$30,044
Total municipal loans	$1,565	$—	$10,006	$3,124	$269	$15,080	$—	$—	$30,044
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—
continued

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Residential mortgage:
First lien:
Payment performance
Performing	$62,970	$101,901	$103,347	$52,420	$25,303	$109,113	$—	$—	$455,054
Nonperforming	672	308	241	483	218	3,321	—	—	5,243
Total first lien loans	$63,642	$102,209	$103,588	$52,903	$25,521	$112,434	$—	$—	$460,297
Current period gross charge offs - first lien	$—	$—	$—	$—	$—	$2	$—	$—	$2
Home equity - term:
Payment performance
Performing	$395	$752	$1,040	$201	$462	$3,068	$—	$—	$5,918
Nonperforming	—	—	36	—	—	34	—	—	70
Total home equity - term loans	$395	$752	$1,076	$201	$462	$3,102	$—	$—	$5,988
Current period gross charge offs - home equity - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$200,886	$100,331	$301,217
Nonperforming	—	—	—	—	—	—	2,048	296	2,344
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$202,934	$100,627	$303,561
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$—	$63	$—	$63
Installment and other loans:
Payment performance
Performing	$2,197	$2,764	$2,209	$830	$119	$496	$9,817	$19	$18,451
Nonperforming	9	3	—	—	—	13	—	—	25
Total Installment and other loans	$2,206	$2,767	$2,209	$830	$119	$509	$9,817	$19	$18,476
Current period gross charge offs - installment and other	$209	$12	$—	$32	$—	$33	$21	$—	$307
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
At March 31, 2025 and December 31, 2024, the Company’s individually evaluated loans were measured based on the estimated fair value of the collateral securing the loan, except for purchased auto loans on nonaccrual status and accruing loans accounted for as TDRs prior to the adoption of ASU 2022-02. For real estate loans, collateral generally consists of commercial or residential real estate, but in the case of commercial and industrial loans, it could also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
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

The following table presents the amortized cost basis of nonaccrual loans, according to loan class, with and without reserves on individually evaluated loans as of March 31, 2025 and December 31, 2024. The Company did not recognize interest income on nonaccrual loans during the three months ended March 31, 2025 and 2024.

	March 31, 2025				December 31, 2024
	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing
Commercial real estate:
Owner-occupied	$232	$5,416	$5,648	$—	$232	$4,046	$4,278	$—
Non-owner occupied	—	1,360	1,360	—	—	1,466	1,466	—
Multi-family	—	—	—	—	—	721	721	237
Non-owner occupied residential	—	278	278	—	—	175	175	—
Acquisition and development:
Commercial and land development	3,006	636	3,642	—	3,282	376	3,658	—
Agricultural	—	790	790	—	—	797	797	—
Commercial and industrial	1,460	1,548	3,008	109	2,822	2,678	5,500	113
Residential mortgage:
First lien	20	5,487	5,507	272	—	5,077	5,077	243
Home equity – term	—	69	69	19	36	34	70	18
Home equity – lines of credit	—	2,411	2,411	—	—	2,344	2,344	30
Installment and other loans	14	—	14	—	15	10	25	—
Total	$4,732	$17,995	$22,727	$400	$6,387	$17,724	$24,111	$641
A loan is considered to be collateral-dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral. At March 31, 2025 and December 31, 2024, substantially all individually evaluated loans were collateral-dependent and consisted primarily of commercial real estate, acquisition and development and residential mortgage loans, which were primarily secured by commercial or residential real estate.

The following table presents the amortized cost basis of collateral-dependent loans by class as of March 31, 2025 and December 31, 2024:

	Type of Collateral
March 31, 2025	Business Assets	Commercial Real Estate	Equipment	Land	Residential Real Estate	Other	Total
Commercial real estate:
Owner occupied	$—	$5,648	$—	$—	$—	$—	$5,648
Non-owner occupied	—	1,360	—	—	—	—	1,360
Non-owner occupied residential	—	278	—	—	—	—	278
Acquisition and development:
Commercial and land development	—	3,642	—	—	—	—	3,642
Agricultural	—	—	—	790	—	—	790
Commercial and industrial	1,726	—	1,287	—	—	—	3,013
Residential mortgage:
First lien	—	—	—	—	5,297	—	5,297
Home equity - term	—	—	—	—	69	—	69
Home equity - lines of credit	—	—	—	—	2,411	—	2,411
Installment and other loans	—	—	3	—	—	—	3
Total	$1,726	$10,928	$1,290	$790	$7,777	$—	$22,511
December 31, 2024
Commercial real estate:
Owner occupied	$—	$4,269	$—	$—	$—	$—	$4,269
Non-owner occupied	—	1,463	—	—	—	—	1,463
Multi-family	—	721	—	—	—	—	721
Non-owner occupied residential	—	175	—	—	—	—	175
Acquisition and development:
Commercial and land development	—	3,381	—	277	—	—	3,658
Agricultural	—	—	—	797	—	—	797
Commercial and industrial	1,919	—	3,515	—	—	—	5,434
Residential mortgage:
First lien	—	—	—	—	5,007	—	5,007
Home equity - term	—	—	—	—	70	—	70
Home equity - lines of credit	—	—	—	—	2,344	—	2,344
Installment and other loans	—	—	3	—	—	9	12
Total	$1,919	$10,009	$3,518	$1,074	$7,421	$9	$23,950

The Company may modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, interest rate reduction or an other-than-insignificant payment delay. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL. The Company may also provide multiple types of modifications on an individual loan. During the three months ended March 31, 2025, the Company extended modifications to three borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan. The Company did not extend modifications to borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan during the three months ended March 31, 2024. For loans previously modified to borrowers experiencing financial difficulty, there were FDMs totaling $1.0 million that were 90 days or more past due and accruing. The Company had committed to lend additional amounts to one commercial client, who was experiencing financial difficulty, with a loan previously modified that was a FDM. At March 31, 2025, the total commitment was $350 thousand and the outstanding loan balance was $50 thousand.
The following tables presents the amortized cost of loans at March 31, 2025 that were both experiencing financial difficulty and modified during the three months ended March 31, 2025, by loan class and by type of modification. The percentage of the amortized cost of loans that were modified to borrowers experiencing difficulty as compared to the amortized cost of loan class is also presented below.

Three Months Ended March 31, 2025	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reductions	Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	—	—	8	—	—	—	—%
Acquisition and development:
Commercial and land development	—	—	5,016	—	—	—	2.21%
Total:	—	—	5,024	—	—	—
The Company monitors the performance of the modified loans to borrowers experiencing financial difficulty to determine the effectiveness of its modification efforts. The following table presents the performance of the loans modified during the three months ended March 31, 2025, which includes loans that remain on nonaccrual status:

March 31, 2025	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Non-Accrual
Commercial real estate:
Owner-occupied	$—	$—	$—	$—	$—	$8
Acquisition and development:
1-4 family residential construction	—	—	—	—	—	—
Commercial and land development	4,747	—	—	—	4,747	269
Total:	4,747	—	—	—	4,747	277
The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three and three months ended March 31, 2025:

March 31, 2025	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in years)
Commercial real estate:
Owner-occupied	$—	—%	0.3
Acquisition and development:
Commercial and land development	—	—%	0.5

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due by aggregating loans based on its delinquencies. The following table presents the classes of the loan portfolio summarized by aging categories at March 31, 2025 and December 31, 2024:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due	Total Loans
March 31, 2025
Commercial real estate:
Owner occupied	$1,546	$899	$1,345	$3,790	$614,064	$617,854
Non-owner occupied	146	—	—	146	1,157,237	1,157,383
Multi-family	938	—	—	938	256,786	257,724
Non-owner occupied residential	140	74	178	392	167,962	168,354
Acquisition and development:
1-4 family residential construction	2,095	—	—	2,095	38,526	40,621
Commercial and land development	734	—	3,005	3,739	223,695	227,434
Agricultural	185	—	845	1,030	133,886	134,916
Commercial and industrial	245	76	2,089	2,410	453,084	455,494
Municipal	—	—	—	—	30,780	30,780
Residential mortgage:
First lien	22,834	2,108	1,780	26,722	437,920	464,642
Home equity - term	27	—	88	115	9,109	9,224
Home equity - lines of credit	1,690	413	1,263	3,366	292,454	295,820
Installment and other loans	67	—	3	70	15,669	15,739
	$30,647	$3,570	$10,596	$44,813	$3,831,172	$3,875,985

December 31, 2024
Commercial real estate:
Owner occupied	$1,753	$2,070	$1,433	$5,256	$628,311	$633,567
Non-owner occupied	1,251	148	72	1,471	1,158,767	1,160,238
Multi-family	124	—	237	361	273,774	274,135
Non-owner occupied residential	1,383	115	65	1,563	177,949	179,512
Acquisition and development:
1-4 family residential construction	1,540	532	—	2,072	45,360	47,432
Commercial and land development	818	—	3,301	4,119	237,305	241,424
Agricultural	466	845	—	1,311	123,845	125,156
Commercial and industrial	410	280	4,459	5,149	446,235	451,384
Municipal	237	—	—	237	29,807	30,044
Residential mortgage:
First lien	17,534	4,827	2,822	25,183	435,114	460,297
Home equity - term	37	69	18	124	5,864	5,988
Home equity - lines of credit	3,612	318	1,208	5,138	298,423	303,561
Installment and other loans	94	11	12	117	18,359	18,476
	$29,259	$9,215	$13,627	$52,101	$3,879,113	$3,931,214

The Company’s ACL is calculated quarterly, with any adjustment recorded to the provision for credit losses in the consolidated statements of income. Management calculates the quantitative portion of collectively evaluated loans for all loan categories, with the exception of the consumer loan segment, using DCF methodology. For purposes of calculating the quantitative portion of collectively evaluated reserves on the consumer loan segment, the remaining life methodology is utilized. For purposes of estimating the Company’s ACL, management generally evaluates collectively evaluated loans by federal call code, which represents the loan classes based upon U.S. regulatory loan classification rules, in order to group loans with similar risk characteristics.
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
Based on management's analysis, adjustments may be applied for additional factors impacting the risk of loss in the loan portfolio beyond the quantitatively calculated reserve calculated on collectively evaluated loans. As the quantitative reserve calculation incorporates historical conditions, management may consider an additional or reduced reserve is warranted through qualitative risk factors based on current and expected conditions, which may be assigned at different levels of significance: minor, moderate or major. These qualitative risk factors considered by management include significant or unexpected changes in:
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
All factors noted above were deemed appropriate at March 31, 2025. For the three months ended March 31, 2025, a qualitative factor was added at a minor level for Other External Factors for all loan classes due to the uncertainty created within the global and domestic markets from changes in U.S. economic policy, including the recently implemented tariffs, the Economic Conditions qualitative factor at a minor level and the Delinquency and Classified Loan Trends qualitative factor at a moderate level were added for the residential senior liens loan class and the Delinquency and Classified Loan Trends qualitative factor at a moderate level was added for the home equity loan class. An adjustment to the Economic Conditions qualitative factor was based on current market interest rates and prepayment speeds, and the adjustment to Delinquency and Classified Loan Trends was based on delinquencies and downgrades within the aforementioned loan classes.

The following table presents the activity in the ACL for the three months ended March 31, 2025 and 2024:

	Commercial						Consumer
	Commercial Real Estate	Acquisition and Development	Agricultural	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Total
Three Months Ended
March 31, 2025
Balance, beginning of period	$29,551	$6,601	$110	$6,190	$320	$42,772	$5,240	$677	$5,917	$48,689
Provision for credit losses	(3,587)	(452)	78	1,236	107	(2,618)	1,998	66	2,064	(554)
Charge-offs	(75)	—	(25)	(517)	—	(617)	—	(276)	(276)	(893)
Recoveries	4	1	—	453	—	458	74	30	104	562
Balance, end of period	$25,893	$6,150	$163	$7,362	$427	$39,995	$7,312	$497	$7,809	$47,804
March 31, 2024
Balance, beginning of period	$17,873	$2,241	$437	$5,369	$157	$26,077	$2,424	$201	$2,625	$28,702
Provision for loan losses	78	(9)	(44)	(417)	7	(385)	763	43	806	421
Charge-offs	—	—	—	(46)	—	(46)	—	(53)	(53)	(99)
Recoveries	24	1	—	90	—	115	6	20	26	141
Balance, end of period	$17,975	$2,233	$393	$4,996	$164	$25,761	$3,193	$211	$3,404	$29,165
NOTE 5. LEASES
A lease provides the lessee the right to control the use of an identified asset for a period of time in exchange for consideration. The Company has primarily entered into operating leases for branches and office space. Most of the Company's leases contain renewal options, which the Company is reasonably certain to exercise. Including renewal options, the Company's leases range from 3 to 28 years. Operating and finance lease right-of-use assets are included in other assets, operating lease liabilities are included in other liabilities and the finance lease liability is included in other borrowings on the Company's unaudited condensed consolidated balance sheets.
The Company uses its incremental borrowing rate to determine the present value of the lease payments, as the rate implicit in the Company's leases is not readily determinable. Lease agreements that contain non-lease components are generally accounted for as a single lease component, while variable costs, such as common area maintenance expenses and property taxes, are expensed as incurred.
The following table summarizes the Company's operating leases at March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Operating lease ROU assets	$13,439	$13,438
Operating lease ROU liabilities	14,234	14,270
Weighted-average remaining lease term (in years)	15.4	15.6
Weighted-average discount rate	4.9%	4.8%
The following table summarizes the Company's finance lease at March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Financing lease assets	$346	$362
Weighted-average remaining lease term (in years)	4.9	5.2
Weighted-average discount rate	5.0%	5.0%
The following table presents information related to the Company's operating leases for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash paid for operating lease liabilities	$393	$335
Cash paid for finance lease liabilities	19	n/a
Operating lease expense	856	356

The following table presents expected future maturities of the Company's operating lease liabilities as of March 31, 2025:

2025	$1,188
2026	1,610
2027	1,644
2028	1,377
2029	1,295
Thereafter	13,955
21,069
Less: imputed interest	6,835
Total operating lease liabilities	$14,234
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
At both March 31, 2025 and December 31, 2024, goodwill was $68.1 million. During 2024, $49.4 million of goodwill was added through the Merger with Codorus Valley. As permitted under GAAP, the Company has up to twelve months following the date of the merger to finalize the fair values of the acquired assets and assumed liabilities related to the merger of Codorus Valley. During this measurement period, the Company may record subsequent adjustments to goodwill for provisional amounts recorded at the merger date.

	March 31, 2025	December 31, 2024
Balance, beginning of year	$68,106	$18,724
Acquired goodwill	—	49,382
Balance, end of period	$68,106	$68,106
Goodwill is not amortized, but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit. The Company conducted its last annual goodwill impairment test as of November 30, 2024 using generally accepted valuation methods. As a result of that impairment test, no goodwill impairment was identified. No changes occurred that would impact the results of that analysis through March 31, 2025. No impairment charges were recorded in the three months ended March 31, 2025 and 2024.
The Company acquired core deposit intangibles of $40.1 million and customer relationship intangible assets associated with wealth and brokerage businesses totaling $10.6 million from the Merger. The core deposit intangible and customer relationship intangible assets are amortized based on the sum-of-the-years digits method over the expected life of 10 years. The Company also acquired an investment advisory business and related accounts with assets under management of $85.0 million on July 1, 2024. In connection with this acquisition, the Company recorded an intangible asset totaling $374 thousand associated with the customer list, which will be amortized based on the sum-of-the-years digits method over the expected life of seven years.
The following table presents changes in and components of other intangible assets for the three months ended March 31, 2025 and 2024. No impairment charges were recorded on other intangible assets during the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Beginning of period	$47,765	$2,414
Amortization expense	(2,535)	(225)
Balance, end of period	$45,230	$2,189

The following table presents the components of other identifiable intangible assets at March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible	$48,530	$12,950	$48,530	$10,911
Customer relationship intangibles	11,242	1,592	11,242	1,096
Total	$59,772	$14,542	$59,772	$12,007
The following table presents future estimated aggregate amortization expense for other identifiable intangible assets at March 31, 2025:

2025	$7,233
2026	8,587
2027	7,407
2028	6,228
2029	5,127
Thereafter	10,648
Total other identifiable intangible assets	$45,230
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
At March 31, 2025, 1,281,920 shares of the common stock of the Company were reserved, of which 14,384 shares were available to be issued.
The following table presents a summary of nonvested restricted shares activity for the three months ended March 31, 2025:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares, beginning of year	264,328	$26.73
Granted	96,689	33.43
Forfeited	(1,300)	33.80
Vested	(43,263)	26.80
Nonvested shares, at period end	316,454	$28.74
The following table presents restricted share compensation expense, with tax benefit information, and fair value of shares vested, for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Restricted share award expense	$1,354	$945
Restricted share award tax benefit	284	198
Fair value of shares vested	1,475	2,888

The unrecognized compensation expense related to the share awards totaled $5.3 million at March 31, 2025 and $3.6 million at December 31, 2024. The unrecognized compensation expense at March 31, 2025 is expected to be recognized over a weighted-average period of 1.9 years.
The following table presents the summary of stock option activity as of March 31, 2025. The weighted average of remaining contractual term of shares exercisable is 1.3 years.

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2024	50,007	$23.13
Exercised	(9,458)	26.63
Outstanding at end of period	40,549	22.31
Fully vested and expected to vest	40,549	22.31
Exercisable, at period end	40,549	$22.31

The following table presents information about stock options exercised for the three months ended March 31, 2025:

March 31, 2025
Total intrinsic value of options exercised	$42
Cash received from options exercised	252
Tax benefit realized from stock options exercised	9
The Company maintains an employee stock purchase plan to provide employees of the Company with an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed the lesser of the IRS limit of $25,000 or 10% of their annual salary at the lower of 95% of the fair market value of the shares on the semi-annual offering date, or related purchase date. The purchases occur in March and September of each year. The Company reserved 350,000 shares of its common stock to be issued under the employee stock purchase plan. At March 31, 2025, 125,647 shares were available to be issued.
The following table presents information for the employee stock purchase plan for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Shares purchased	2,080	3,850
Weighted average price of shares purchased	$31.83	$20.67
Compensation expense recognized	$3	$22
The Company issues new shares or treasury shares, depending on market conditions, in its share-based compensation plans.
NOTE 8. DEPOSITS
The following table summarizes deposits by type at March 31, 2025 and December 31, 2024.

	2025	2024
Noninterest-bearing demand deposits	$932,152	$894,176
Interest-bearing demand deposits	1,207,227	1,154,761
Money market and savings	1,548,898	1,581,267
Time ($250,000 or less)	780,848	822,781
Time (over $250,000)	164,591	170,111
Total	$4,633,716	$4,623,096

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
At both March 31, 2025 and December 31, 2024, the Company had one interest rate swap designated as a cash flow hedge with a notional value of $75.0 million, which was a pay-fixed hedge for the purpose of hedging variable cash flows associated with the Company's borrowings. During the three months ended March 31, 2025, the Company did not enter into new interest rate swaps designated as cash flow hedges.
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
During the three months ended March 31, 2025, the Company terminated its three pay-fixed interest rate swaps with a total notional value of $100.0 million, which were on closed portfolio loans with the Bank's commercial clients. The Company recorded a gain from the termination of $129 thousand, which was included in other noninterest income in the unaudited consolidated statements of income. The interest rate swaps are designated as fair value hedges and allow the Company to offer long-term fixed rate loans to commercial clients while mitigating the interest rate risk of a long-term asset by converting fixed rate interest payments to floating rate interest payments indexed to a synthetic U.S. SOFR rate.
The Company enters into interest rate swap agreements that allow its commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. In addition, the Company may enter into interest rate caps that allow its commercial loan customers to gain protection against significant interest rate increases and provide an upper limit, or cap, on the variable interest rate. The Company then enters into a corresponding swap or cap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps and interest rate caps with both the customers and third parties are not designated as hedges and are marked through earnings. At March 31, 2025, the Company had 74 customer and 74 corresponding third-party broker interest rate derivatives not designated as a hedging instrument with an aggregate notional amount of $836.8 million compared to $789.3 million in notional amount of such derivative instruments at December 31, 2024. During the three months ended March 31, 2025, the Company entered into nine new interest rate swaps with a commercial loan customer and recorded swap fee income of $394 thousand. The Company entered into one new interest rate swap and recorded $199 thousand in swap fee income during the three months ended

March 31, 2024. Swap fee income is included in other noninterest income in the unaudited condensed consolidated statements of income.
At March 31, 2025 and December 31, 2024, the Company had cash collateral of $5.1 million and $6.7 million with third parties for certain of these derivatives, respectively. At March 31, 2025 and December 31, 2024, the Company held cash collateral of $2.9 million and $8.3 million from a counterparty for these derivatives, respectively.
The Company also may enter into risk participation agreements with a financial institution counterparty for an interest rate derivative contract related to a loan in which the Company may be a participant or the agent bank. The risk participation agreement provides credit protection to the agent bank should the borrower fail to perform on its interest rate derivative contracts with the agent bank. The Company manages its credit risk on the risk participation agreement by monitoring the creditworthiness of the borrower, which is based on the same credit review process as though the Company had entered into the derivative instruments directly with the borrower. The notional amount of such risk participation agreement reflects the Company’s pro-rata share of the derivative instrument, consistent with its share of the related participated loan. At March 31, 2025 and December 31, 2024, the Company had five and six risk participation agreements with sold protection with a notional value of $39.8 million and $47.5 million, respectively. In addition, the Company had five risk participations with purchased protection with a notional value of $23.7 million at both March 31, 2025 and December 31, 2024. The Company did not enter into any risk participation agreements during the three months ended March 31, 2025. One risk participation with sold protection was terminated during the three months ended March 31, 2025. The Company did not enter into any new risk participations during the three months ended March 31, 2024.
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
The following table summarizes the fair value of the Company's derivative instruments at March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Cash flow hedge designation:
Interest rate swaps -FHLB advances	$75,000	Other assets	$222	$75,000	Other assets	$1,138
Fair value hedge designation:
Interest rate swaps - commercial loans	n/a	Other liabilities	n/a	100,000	Other liabilities	(252)
Total derivatives designated as hedging instruments			$222			$886

Derivatives not designated as hedging instruments:
Interest rate swaps	$412,610	Other assets	$12,908	$388,851	Other assets	$12,240
Interest rate swaps	412,610	Other liabilities	(13,158)	388,851	Other liabilities	(12,239)
Purchased options – rate cap	5,787	Other assets	2	5,813	Other assets	5
Written options – rate cap	5,787	Other liabilities	(2)	5,813	Other liabilities	(5)
Risk participations - sold credit protection	39,790	Other liabilities	(89)	47,545	Other liabilities	(79)
Risk participations - purchased credit protection	23,671	Other assets	61	23,726	Other assets	48
Interest rate lock commitments with customers	5,161	Other assets	113	679	Other assets	20
Forward sale commitments	4,836	Other liabilities	(1)	6,508	Other assets	24
Total derivatives not designated as hedging instruments			$(166)			$14

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of March 31, 2025 and 2024.

	Carrying Amounts of Hedged Assets		Cumulative Amounts of Fair Value Hedging Adjustments Included in the Carrying Amounts of the Hedged Assets
	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
Commercial loans	$—	$100,000	$—	$(9)

The following tables summarize the effect of the Company's derivative financial instruments on OCI and net income for the three months ended March 31, 2025 and 2024:

	Amount of (Loss) Gain Recognized in OCI on Derivative
	Three Months Ended March 31,
	2025	2024
Derivatives in cash flow hedging relationships:
Interest rate products	$(916)	$1,428

	Amount of Loss Reclassified from AOCI into Income		Location of Loss Recognized from AOCI into Income
	Three Months Ended March 31,
	2025	2024
Derivatives in cash flow hedging relationships:
Interest rate products	$—	$—	Interest income

	Amount of (Loss) Gain Recognized in Income		Location of Gain Recognized in Income
	Three Months Ended March 31,
	2025	2024
Derivatives designated as hedging instruments
Fair value hedge designation:
Interest rate swaps - commercial loans (1)	$(1)	$3	Interest income on loans

Derivatives not designated as hedging instruments:
Interest rate products	$(252)	$44	Other operating expenses
Risk participation agreements	3	81	Other operating expenses
Interest rate lock commitments with customers	93	2	Mortgage banking activities
Forward sale commitments	(25)	2	Mortgage banking activities
Total derivatives not designated as hedging instruments	$(181)	$129
(1) Amount includes the net of the change in the fair value of the interest rate swaps hedging commercial loans and the change in the carrying value included in the hedged commercial loans.

The following table is a summary of components for interest rate swaps designated as hedging instruments at March 31, 2025 and December 31, 2024:

	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity in Years
March 31, 2025
Cash flow hedge designation:
Interest rate swaps - FHLB advances	3.49%	4.34%	3.0
December 31, 2024
Cash flow hedge designation:
Interest rate swaps - FHLB advances	3.49%	4.53%	3.3
Fair value hedge designation:
Interest rate swaps - commercial loans	4.12%	4.53%	2.7
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
The Company and the Bank met all capital adequacy requirements to which they are subject at March 31, 2025 and December 31, 2024. Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2025, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's classification.

The following table presents capital amounts and ratios at March 31, 2025 and December 31, 2024:

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2025
Total risk-based capital:
Orrstown Financial Services, Inc.	$558,790	13.1%	$448,390	10.5%	n/a	n/a
Orrstown Bank	555,955	13.0%	448,396	10.5%	$427,044	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	460,912	10.8%	362,982	8.5%	n/a	n/a
Orrstown Bank	506,304	11.9%	362,987	8.5%	341,635	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	453,162	10.6%	298,927	7.0%	n/a	n/a
Orrstown Bank	506,304	11.9%	298,930	7.0%	277,578	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	460,912	8.6%	214,143	4.0%	n/a	n/a
Orrstown Bank	506,304	9.5%	214,266	4.0%	267,833	5.0%
December 31, 2024
Total risk-based capital:
Orrstown Financial Services, Inc.	$543,170	12.4%	$458,593	10.5%	n/a	n/a
Orrstown Bank	539,929	12.4%	458,609	10.5%	$436,770	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	445,146	10.2%	371,242	8.5%	n/a	n/a
Orrstown Bank	490,029	11.2%	371,255	8.5%	349,416	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	437,456	10.0%	305,728	7.0%	n/a	n/a
Orrstown Bank	490,029	11.2%	305,739	7.0%	283,901	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	445,146	8.3%	215,375	4.0%	n/a	n/a
Orrstown Bank	490,029	9.1%	215,375	4.0%	269,219	5.0%
The Company maintains a stockholder dividend reinvestment and stock purchase plan. Under the plan, shareholders may purchase additional shares of the Company’s common stock at the prevailing market prices with reinvested dividends and voluntary cash payments. The Company reserved 1,045,000 shares of its common stock to be issued under the dividend reinvestment and stock purchase plan. At March 31, 2025, approximately 665,000 shares were available to be issued under the plan.
In September 2015, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company could repurchase up to 416,000 shares of the Company's outstanding shares of common stock, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act, as amended. On April 19, 2021, the Board of Directors authorized the additional repurchase of up to 562,000 shares of its outstanding common stock for a total of 978,000 shares. When and if appropriate, repurchases may be made in the open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. For the three months ended March 31, 2025, the Company repurchased zero shares of its common stock. At March 31, 2025, 949,533 shares had been repurchased at a total cost of $21.2 million, or $22.36 per share. Common stock available for future repurchase totals 28,467 shares, or 0.1% of the Company's outstanding common stock at March 31, 2025.
On April 22, 2025, the Board of Directors declared a cash dividend of $0.26 per common share, which will be paid on May 13, 2025 to shareholders of record at May 6, 2025.

NOTE 11. EARNINGS PER SHARE
The following table presents earnings per share for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(shares presented in the table are in thousands)	2025	2024
Net income	$18,051	$8,531
Weighted average shares outstanding - basic	19,157	10,349
Dilutive effect of share-based compensation	171	133
Weighted average shares outstanding - diluted	19,328	10,482
Per share information:
Basic earnings per share	$0.94	$0.82
Diluted earnings per share	0.93	0.81
For the three months ended March 31, 2025 and 2024, there were average outstanding restricted award shares totaling 2,070 and 1,549 shares, respectively, excluded from the computation of earnings per share because the effect was antidilutive, as the grant price exceeded the average market price. The dilutive effect of share-based compensation in each period above relates to restricted stock awards and vested stock options assumed from the Merger.
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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The following table presents these contractual, or notional, amounts at March 31, 2025 and December 31, 2024.

	Contractual or Notional Amount
	March 31, 2025	December 31, 2024
Commitments to fund:
Home equity lines of credit	$540,564	$538,204
1-4 family residential construction loans	105,547	107,475
Commercial real estate, construction and land development loans	190,587	236,445
Commercial, industrial and other loans	602,556	706,783
Letters of credit	35,148	42,691
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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. The Company holds collateral supporting those commitments when deemed necessary by management. The liability at March 31, 2025 and December 31, 2024 for guarantees under standby letters of credit issued was not considered to be material.

The Company maintains a reserve on its off-balance sheet credit exposures, which totaled $2.5 million at both March 31, 2025 and December 31, 2024, respectively, and is recorded in other liabilities on the unaudited condensed consolidated balance sheets. The reserve is based on management's estimate of expected losses in its off-balance sheet credit exposures. The reserve specific to unfunded loan commitments is determined by applying utilization assumptions based on historical experience and applying the expected loss rates by loan class. The change in the reserve for off-balance sheet credit exposures is recorded as a provision or reduction to expense through the provision for credit losses in the unaudited condensed consolidated statements of income. The Company recorded no provision for credit loss expense and a reversal of $123 thousand, respectively, for off-balance sheet credit exposures for the three months ended March 31, 2025 and 2024 in the unaudited condensed consolidated statements of income.
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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
March 31, 2025
Financial Assets
Investment securities:
U.S. Treasury securities	$18,417	$—	$—	$18,417
U.S. Government Agencies	—	2,800	—	2,800
States and political subdivisions	—	191,449	5,657	197,106
GSE residential MBSs	—	158,988	—	158,988
GSE commercial MBSs	—	7,497	—	7,497
GSE residential CMOs	—	351,407	—	351,407
Non-agency CMOs	—	20,908	10,608	31,516
Asset-backed	—	85,544	—	85,544
Corporate bonds	—	1,974	—	1,974
Other	207	—	—	207
Loans held for sale	—	5,261	—	5,261
Derivatives	—	13,192	113	13,305
Totals	$18,624	$839,020	$16,378	$874,022
Financial Liabilities
Derivatives	$—	$13,248	$—	$13,248

December 31, 2024
Financial Assets
Investment securities:
U.S. Treasury securities	$18,063	$—	$—	$18,063
U.S. Government Agencies	—	3,053	—	3,053
States and political subdivisions	—	193,756	6,272	200,028
GSE residential MBSs	—	151,548	—	151,548
GSE commercial MBSs	—	8,792	—	8,792
GSE residential CMOs	—	324,692	—	324,692
Non-agency CMOs	—	22,636	10,648	33,284
Asset-backed	—	88,103	—	88,103
Corporate bonds	—	1,954	—	1,954
Other	194	—	—	194
Loans held for sale	—	6,614	—	6,614
Derivatives	—	13,431	20	13,451
Totals	$18,257	$814,579	$16,940	$849,776
Financial Liabilities
Derivatives	$—	$12,575	$—	$12,575
The Company had one municipal bond and two CMOs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2025 and December 31, 2024. The Level 3 valuation is based on a non-executable broker quote, which is considered a significant unobservable input. Such quotes are updated as available and may remain constant for a period of time for certain broker-quoted securities that do not move with the market or that are not interest rate sensitive as a result of their structure or overall attributes.
The Company’s residential mortgage LHFS are recorded at fair value utilizing Level 2 measurements. This fair value measurement is determined based upon third party quotes obtained on similar loans. For loans held-for-sale, for which the fair value option has been elected, the aggregate fair value was greater than the aggregate principal balance by $139 thousand and $131 thousand as of March 31, 2025 and December 31, 2024, respectively.

The determination of the fair value of interest rate lock commitments on residential mortgages is based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The average pull through percentage, which is based upon historical experience, was 92% as of March 31, 2025. An increase or decrease of 5% in the pull through assumption would result in a positive or negative change of $6 thousand in the fair value of interest rate lock commitments at March 31, 2025.
The following provides details of the Level 3 fair value measurement activity for the periods ended March 31, 2025 and 2024:
Investment securities:

	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$16,920	$27,853
Unrealized (losses) gains included in OCI	(539)	96
Net discount accretion	13	17
Principal payments and other	(129)	(125)
Calls	—	(10,107)
Balance, end of period	$16,265	$17,734

Interest rate lock commitments on residential mortgages:

	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$20	$55
Total gains included in earnings	93	1
Balance, end of period	$113	$56
Certain financial assets are measured at fair value on a nonrecurring basis. Adjustments to the fair value of these assets usually result from the application of lower of cost or market accounting or write-downs of individual assets. The Company used the following methods and significant assumptions to estimate fair value for these financial assets.
There were no transfers into or out of Level 3 during the three months ended March 31, 2025 and 2024.
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
Changes in the fair value of individually evaluated loans still held and considered in the determination of the provision for credit losses were a decline of $595 thousand for the three months ended March 31, 2025, compared to a decline of $385 thousand for the three months ended March 31, 2024.

Mortgage Servicing Rights
MSRs are evaluated for impairment by comparing the carrying value to the fair value, which is determined through a DCF valuation. To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment. Fair value adjustments on the MSRs only occurs if there is an impairment charge. At March 31, 2025, the fair value of the MSR was $5.9 million, which exceeded the carrying value of $3.5 million. At December 31, 2024, the fair value of the MSR was $6.0 million, which exceeded the carrying value of $3.5 million. At March 31, 2025 and December 31, 2024, the MSR impairment reserve was zero for both periods. For the three months ended March 31, 2025 and 2024, there was no impairment valuation allowance adjustment in mortgage banking activities on the unaudited consolidated statements of income.
The following table summarizes assets measured at fair value on a nonrecurring basis at March 31, 2025 and December 31, 2024:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
March 31, 2025
Individually Evaluated Loans
Commercial real estate:
Owner occupied	$—	$—	$973	$973
Non-owner occupied residential	—	—	39	39
Acquisition and development:
Commercial and land development	—	—	832	832
Commercial and industrial	—	—	1,398	1,398
Residential mortgage:
First lien	—	—	227	227
Home equity - lines of credit	—	—	20	20
Total individually evaluated loans	$—	$—	$3,489	$3,489

December 31, 2024
Individually Evaluated Loans
Commercial real estate:
Owner occupied	$—	$—	$997	$997
Non-owner occupied residential	—	—	43	43
Acquisition and development:
Commercial and land development	—	—	932	932
Commercial and industrial	—	—	3,995	3,995
Residential mortgage:
First lien	—	—	213	213
Home equity - term	—	—	44	44
Home equity - lines of credit	—	—	25	25
Installment and other loans	—	—	3	3
Total individually evaluated loans	$—	$—	$6,252	$6,252

The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value Estimate	Valuation Techniques	Unobservable Input (1)	Range
March 31, 2025
Individually evaluated loans	$3,489	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10.00% - 84.00% discount
			- Management adjustments for liquidation expenses	1.50% - 98.78% discount

December 31, 2024
Individually evaluated loans	$6,252	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10.00% - 84.00% discount
			- Management adjustments for liquidation expenses	5.81% - 16.07% discount

(1) Discount rates can vary due to factors such as costs that may be assumed by the Bank to liquidate the property in addition to adjustments to the appraised value of the collateral securing the loan. Adjustments may be applied to valuations deemed deficient to ensure the fair value is reasonable.

Fair values of financial instruments
GAAP requires disclosure of the fair value of financial assets and liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents carrying amounts and estimated fair values of the financial assets and liabilities at March 31, 2025 and December 31, 2024:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2025
Financial Assets
Cash and due from banks	$64,376	$64,376	$64,376	$—	$—
Interest-bearing deposits with banks	222,744	222,744	222,744	—	—
Restricted investments in bank stock	19,693	n/a	n/a	n/a	n/a
Investment securities	855,456	855,456	18,624	820,567	16,265
Loans held for sale	5,261	5,261	—	5,261	—
Loans, net of allowance for credit losses	3,828,181	3,755,398	—	—	3,755,398
Derivatives	13,305	13,305	—	13,192	113
Accrued interest receivable	19,893	19,893	—	4,933	14,960
Financial Liabilities
Deposits	4,633,716	4,632,002	—	4,632,002	—
Securities sold under agreements to repurchase and federal funds purchased	23,131	23,131	—	23,131	—
FHLB advances and other borrowings	100,349	100,075	—	100,075	—
Subordinated notes and trust preferred debt	68,850	69,144	—	69,144	—
Derivatives	13,248	13,248	—	13,248	—
Accrued interest payable	3,039	3,039	—	3,039	—
Off-balance sheet instruments	—	—	—	—	—

December 31, 2024
Financial Assets
Cash and due from banks	$51,026	$51,026	$51,026	$—	$—
Interest-bearing deposits with banks	197,848	197,848	197,848	—	—
Restricted investments in bank stock	20,232	n/a	n/a	n/a	n/a
Investment securities	829,711	829,711	18,257	794,534	16,920
Loans held for sale	6,614	6,614	—	6,614	—
Loans, net of allowance for loan losses	3,882,525	3,783,097	—	—	3,783,097
Derivatives	13,451	13,451	—	13,431	20
Accrued interest receivable	21,058	21,058	—	5,361	15,697
Financial Liabilities
Deposits	4,623,096	4,621,081	—	4,621,081	—
Securities sold under agreements to repurchase	25,863	25,863	—	25,863	—
FHLB advances and other borrowings	115,364	114,851	—	114,851	—
Subordinated notes and trust preferred debt	68,680	67,597	—	67,597	—
Derivatives	12,575	12,575	—	12,575	—
Accrued interest payable	2,924	2,924	—	2,924	—
Off-balance sheet instruments	—	—	—	—	—
In accordance with the Company's adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the methods utilized to measure the fair value of financial instruments at March 31, 2025 and December 31, 2024 represent an approximation of exit price; however, an actual exit price may differ.
NOTE 14. SEGMENT REPORTING
On January 1, 2024, the Company adopted FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The updated guidance requires enhanced disclosures for significant expenses by reportable operating segments. The significant expense categories would be those regularly provided to the Company's chief operating decision-maker ("CODM") and included in an operating segment's measures of profit or loss. Other required disclosures include the composition of other segment items, the title and position of the CODM and an explanation on how the CODM evaluates and uses the reportable segment's performance.

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
On March 6, 2025, a customer of the Bank filed a putative class action complaint against the Bank in the Court of Common Pleas of Dauphin County, Pennsylvania, in a case captioned Pryde, on behalf of himself and all others similarly situated, v. Orrstown Bank. The complaint alleges, among other things, that the Bank violated the Electronic Fund Transfer Act, Regulation E and the Pennsylvania Unfair Trade Practices and Consumer Protection Law (PUTPCPL) when charging certain overdraft fees. The complaint seeks a refund of all allegedly improper fees, damages in an amount to be proven at trial, treble damages for violations of the PUTPCPL, attorneys’ fees and costs, and an injunction against the Bank’s allegedly improper overdraft practices. This lawsuit is similar to lawsuits filed against other financial institutions pertaining to overdraft fee disclosures. The Bank believes that the allegations and claims against the Bank are without merit. On April 14, 2025, the Bank removed the case to the U.S. District Court for the Middle District of Pennsylvania. Based on information available at present, it is not possible at this time to reasonably estimate possible losses, or even a range of reasonably possible losses, in connection with the litigation. Accordingly, the Company has not recognized any liability associated with this action.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of Orrstown and should be read in conjunction with the preceding unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, as well as with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2025. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated. All dollar amounts presented in the tables, except per share amounts, are in thousands.
Overview
The Company, headquartered in Harrisburg, Pennsylvania, is a one-bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiary, the Bank. At March 31, 2025, the Company had total assets of $5.4 billion, total liabilities of $4.9 billion and total shareholders’ equity of $532.9 million as reported in the unaudited consolidated balance sheet.
For the three months ended March 31, 2025 and 2024, the Company had net income of $18.1 million and $8.5 million, respectively. Diluted earnings per share was $0.93 and $0.81 for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, the Company incurred merger-related expenses of $1.6 million and $672 thousand, respectively. The merger-related expenses are included in non-interest expenses in the unaudited consolidated statements of income.
Cautionary Note About Forward-Looking Statements
Certain statements appearing herein, which are not historical in nature, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications, from time to time, that contain such statements. Such forward-looking statements reflect the current views of the Company's management with respect to, among other things, future events and the Company's financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “forecast,” “goal,” “target,” “would” and “outlook,” or the negative variations of those words or other comparable words of a future or forward-looking nature. Forward-looking statements are statements that include projections, predictions, expectations, estimates or beliefs about events or results or otherwise are not statements of historical facts, many of which, by their nature, are inherently uncertain and beyond the Company's control, and include, but are not limited to, statements related to new business development, new loan opportunities, growth in the balance sheet and fee-based revenue lines of business, merger and acquisition activity, cost savings initiatives, reducing risk assets, and mitigating losses in the future. Accordingly, the Company cautions you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements and there can be no assurances that the Company will achieve the desired level of new business development and new loans, growth in the balance sheet and fee-based revenue lines of business, cost savings initiatives, and continued reductions in risk assets or mitigate losses in the future. Factors which could cause the actual results to differ from those expressed or implied by the forward-looking statements include, but are not limited to, the following: interest rate changes or volatility; general economic conditions (including inflation and concerns about liquidity) on a national basis or in the local markets in which the Company operates; ineffectiveness of the Company’s strategic growth plan due to changes in current or future market conditions; the effects of competition and how it may impact our community banking model, including industry consolidation and development of competing financial products and services; changes in consumer behavior due to changing political, business and economic conditions, or legislative or regulatory initiatives; changes in, and evolving interpretations of, existing and future laws and regulations; changes in credit quality; inability to raise capital, if necessary, under favorable conditions; volatility in the securities markets; the demand for our products and services; deteriorating economic conditions; geopolitical tensions; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; expenses associated with litigation and legal proceedings; the possibility that the anticipated benefits of the merger with Codorus Valley Bancorp are not realized when expected or at all; and other risks and uncertainties, including those detailed in our Annual Report on Form 10-K for the year ended December 31, 2024, and our Quarterly Reports on Form 10-Q under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other filings made with the SEC. The statements are valid only as of the date hereof and we disclaim any obligation to update this information.

Economic Climate, Inflation and Interest Rates
Preliminary real GDP contracted by 0.3% on an annualized basis for the first quarter of 2025, compared to an increase of 2.4% for the fourth quarter of 2024 and an increase of 1.4% during the first quarter of 2024. This was the first quarterly decline since the first quarter of 2022. The contraction was primarily driven by a surge in imports and a decrease in government spending, partially offset by increases in investment, consumer spending and exports. There are growing concerns regarding the potential impact of wide-ranging tariffs on the U.S. economy and the potential of a recession. The personal consumption expenditures ("PCE") price index increased by 2.3% in the first quarter of 2025 compared to an increase of 2.4% for fourth quarter of 2024 and 3.4% for the first quarter of 2024. Excluding food and energy prices, the PCE price index increased by 2.6% in the first quarter of 2025 compared to 2.6% in the fourth quarter of 2024 and 3.7% in the first quarter of 2024.
The national unemployment rate was 4.2% in March 2025 compared to 4.1% in December 2024 and 3.8% in March 2024. Within the Company's geographic footprint, the unemployment rate in Pennsylvania was 3.8% in March 2025 compared to 3.7% in December 2024 and 3.4% in March 2024. The unemployment rate increased in Maryland from 2.5% in March 2024 to 3.0% in March 2025; however, it remains below the national level. These state-wide unemployment rates are consistent with those experienced by the counties in which the Company operates branches and other corporate offices. There were notable job gains nationally in healthcare, social assistance, retail trade, transportation and warehousing during the first quarter of 2025.
At March 31, 2025, the 10-year Treasury bond yield was 4.23%, a decrease from 4.58% at December 31, 2024 and 4.62% at March 31, 2024 which was attributed to the FOMC's decision to reduce the Federal Funds rate by 75 basis points in 2024. The decrease was based on the progress towards the FOMC's 2.0% inflation target and the unemployment rate remaining low despite recent slowing in job gains.
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
Critical Accounting Estimates
The Company’s accounting and reporting policies are in accordance with GAAP and follow accounting and reporting guidelines prescribed by bank regulatory authorities and general practices within the financial services industry in which it operates. Our financial position and results of operations are affected by management's application of accounting policies, including estimates, and assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the balance sheet date and through the date the financial statements are filed with the SEC. Different assumptions in the application of these policies could result in material changes in the consolidated financial position and/or consolidated results of operations and related disclosures. The more critical accounting estimates include accounting for business combinations, accounting for credit losses and accounting for income taxes.
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
The ACL for loans collectively evaluated is measured using a lifetime expected loss rate model that considers historical loss performance and past events in addition to forecasts of future economic conditions. Based on management's analysis, adjustments may be applied for additional factors impacting the risk of loss in the loan portfolio beyond the quantitatively calculated reserve on collectively evaluated loans. As the quantitative reserve calculation incorporates historical conditions, management may consider if an additional or reduced reserve is warranted and make adjustments through qualitative risk factors based on current and expected conditions. Management uses the best available information to complete these evaluations; however, future adjustments to the ACL may be necessary if conditions significantly differ from the assumptions used in making the evaluations.
Utilizing a third-party vendor, the ACL for loans collectively evaluated is measured using a lifetime expected loss rate model under the vendor's neutral scenario that considers historical loss performance and past events in addition to forecasts of future economic conditions. The Company elected to use the DCF methodology for the quantitative analysis for the majority of its loan segments, which applies the probability of default to future cash flows, using a loss driver model and loss given default factors, and then adjusts to the net present value to derive the required reserve. The probability of default estimates are derived through the application of reasonable and supportable economic forecasts to the regression models, which incorporates the Company's and peer loss-rate data, unemployment rate and GDP and can be obtained from the Federal Reserve Economic Database. The reasonable and supportable forecasts of the selected economic metrics are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to expected loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The prepayment and curtailment assumptions adjust the contractual terms of the loan to arrive at the expected cash flows, which are obtained from the third-party vendor. The model incorporates an annualized prepayment rate and a twelve-month rate for curtailment based on a "statistical tendency to repay." Changes in the prepayment and curtailment speeds that vary from the current model inputs could result in an inaccurate forecast of expected credit losses. The development and validation of credit models also included determining the length of the reasonable and supportable forecast and regression period and utilizing national peer group historical loss rates, which a four-quarter forecast period followed by a four-quarter straight-line reversion period were applied.
Management incorporates the national unemployment rate and GDP as the drivers of the quantitative portion of collectively evaluated reserves on loan classes reliant upon the DCF methodology, primarily as a result of high correlation coefficients identified in regression modeling, which represents a significant judgment in determining the ACL. Accordingly, changes in the macroeconomic forecast could significantly impact the calculated ACL. For the consumer loan segment, the quantitative reserve was calculated using the remaining life methodology where the average historical bank-specific and peer loss rates are applied to expected loan balances over an estimated remaining life of loans. The estimated remaining life is calculated using historical bank-specific loan attrition data.
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
RESULTS OF OPERATIONS
Three months ended March 31, 2025 compared with three months ended March 31, 2024
Summary
Net income totaled $18.1 million for the three months ended March 31, 2025 compared to $8.5 million for the same period in 2024. Diluted earnings per share for the three months ended March 31, 2025 totaled $0.93 compared to $0.81 for the three months ended March 31, 2024. The net accretion impact of purchase accounting marks on loans, securities, deposits and borrowings was $6.9 million for the three months ended March 31, 2025, For the three months ended March 31, 2025 and 2024, the Company incurred merger-related expenses of $1.6 million and $672 thousand, respectively, which were included in non-interest expenses of the unaudited condensed consolidated statements of income. Excluding these non-recurring expenses, net income and diluted earnings per common share totaled $19.3 million and $1.00, respectively, for the three months ended March 31, 2025. For the three months ended March 31, 2024, excluding these non-recurring expenses, net income and diluted earnings per common share totaled $9.2 million and $0.88, respectively. See “Supplemental Reporting of Non-GAAP Measures” for additional information.
Net interest income totaled $48.8 million for the three months ended March 31, 2025 compared to $26.9 million for the three months ended March 31, 2024.
The provision for credit losses on loans and off-balance sheet reserves totaled a recovery of $554 thousand and expense of $298 thousand for the three months ended March 31, 2025 and 2024, respectively.
Noninterest income totaled $11.6 million and $6.6 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $5.0 million was primarily due to a merger-related increase in wealth management income of $2.3 million, increases in service charges and interchange income totaling $1.7 million and an increase in income from life insurance policies of $655 thousand.
Noninterest expenses totaled $38.2 million and $22.5 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $15.7 million included an increase of $2.3 million in intangible asset amortization from intangibles generated through the Merger and an increase of $977 thousand in merger-related expenses. The remainder of the increase is across several line items due to the Merger, primarily salaries and employee benefits.
Income tax expense totaled $4.7 million and $2.2 million for the three months ended March 31, 2025 and 2024, respectively. The Company's effective tax rate was 20.7% for the three months ended March 31, 2025 compared to 20.6% for the three months ended March 31, 2024. The Company’s effective tax rate is less than the 21% federal statutory rate due to tax-exempt income, including interest earned on tax-exempt loans and investment securities and income from life insurance policies and partially offset by disallowed interest expense and state income taxes.
Net Interest Income
Net interest income increased by $21.9 million from $26.9 million for the three months ended March 31, 2024 to $48.8 million for the three months ended March 31, 2025. Interest income on loans increased by $27.2 million, from $36.2 million for the three months ended March 31, 2024 to $63.4 million for the three months ended March 31, 2025. Interest income on investment securities increased by $4.3 million, from $5.5 million for the three months ended March 31, 2024 to $9.8 million for the three months ended March 31, 2025. Total interest expense increased by $11.0 million from $15.8 million for the three months ended March 31, 2024 to $26.8 million for the three months ended March 31, 2025. Interest expense on deposits increased by $10.8 million from $13.5 million for the three months ended March 31, 2024 to $24.3 million for the three months ended March 31, 2025. Interest expense on borrowings increased by $245 thousand from $2.3 million in the three months ended March 31, 2024 to $2.5 million for the three months ended March 31, 2025.

The following table presents net interest income, net interest spread and net interest margin for the three months ended March 31, 2025 and 2024 on a taxable-equivalent basis:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$203,347	$2,268	4.52%	$74,523	$956	5.16%
Investment securities (1)(2)	865,126	10,052	4.65	519,851	5,694	4.39
Loans (1)(3)(4)(5)(6)	3,909,694	63,641	6.59	2,308,103	36,382	6.34
Total interest-earning assets	4,978,167	75,961	6.17	2,902,477	43,032	5.96
Other assets	447,530			196,295
Total	$5,425,697			$3,098,772
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$2,473,543	14,156	2.32	$1,570,622	9,192	2.35
Savings deposits	273,313	165	0.25	170,005	144	0.34
Time deposits	970,588	9,939	4.15	428,443	4,180	3.92
Total interest-bearing deposits	3,717,444	24,260	2.65	2,169,070	13,516	2.51
Securities sold under agreements to repurchase and federal funds purchased	26,163	84	1.30	12,010	25	0.85
FHLB advances and other borrowings	112,859	1,118	4.02	137,505	1,474	4.31
Subordinated notes and trust preferred debt	68,739	1,296	7.65	32,100	754	9.45
Total interest-bearing liabilities	3,925,205	26,758	2.76	2,350,685	15,769	2.70
Noninterest-bearing demand deposits	887,726			417,469
Other liabilities	89,077			62,329
Total liabilities	4,902,008			2,830,483
Shareholders’ equity	523,689			268,289
Total	$5,425,697			$3,098,772
Taxable-equivalent net interest income / net interest spread		49,203	3.41%		27,263	3.26%
Taxable-equivalent net interest margin			4.00%			3.77%
Taxable-equivalent adjustment		(442)			(382)
Net interest income		$48,761			$26,881

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balance of investment securities is computed at fair value.
(3)	Average balances include nonaccrual loans.
(4)	Interest income on loans includes prepayment and late fees, where applicable.
(5)	Interest income on loans includes interest recovered of $1.6 million from the payoff of a commercial real estate loan on nonaccrual status during the three months ended March 31, 2024.
(6)	Interest income on loans includes accretion on purchase accounting marks of $6.6 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.

The following table presents the impact of rate and volume on the change in taxable-equivalent net interest income from the three months ended March 31, 2024 to three months ended March 31, 2025:

	Three Months Ended March 31, 2025 Versus 2024 Increase (Decrease) Due to Change In
	Average Volume	Average Rate	Total
Interest Income
Federal funds sold and interest-bearing bank balances	$1,629	$(317)	$1,312
Taxable securities	4,034	326	4,360
Tax-exempt securities	(22)	20	(2)
Loans	24,843	2,416	27,259
Total interest income	30,484	2,445	32,929
Interest Expense
Interest-bearing demand deposits	5,863	(899)	4,964
Savings deposits	86	(65)	21
Time deposits	5,184	575	5,759
Total interest-bearing deposits	11,133	(389)	10,744
Securities purchases under agreements to repurchase and federal funds purchased	30	29	59
FHLB advances and other borrowings	(261)	(95)	(356)
Subordinated notes and trust preferred debt	846	(304)	542
Total interest expense	11,748	(759)	10,989
Taxable-Equivalent Net Interest Income	$18,736	$3,204	$21,940
Net interest income on a taxable-equivalent basis increased by $21.9 million to $49.2 million for the three months ended March 31, 2025 from $27.3 million for the three months ended March 31, 2024. The Company's net interest spread increased by 15 basis points from 3.26% for the three months ended March 31, 2024 to 3.41% for the three months ended March 31, 2025.
Taxable-equivalent net interest margin increased by 23 basis points to 4.00% for the three months ended March 31, 2025 from 3.77% for the three months ended March 31, 2024. The taxable-equivalent yield on interest-earning assets increased by 21 basis points from 5.96% for the three months ended March 31, 2024 to 6.17% for the three months ended March 31, 2025, due primarily to the accretion recognized on fair value marks to loans and securities assumed in the Merger, the impact of which was partially offset by a decline in the Fed Funds rate. The net accretion impact of purchase accounting marks on loans, securities, deposits and borrowings was $6.9 million, which represented 51 basis points of net interest margin during the first quarter of 2025. The increase in yield on interest earning assets was partially offset by the increase of six basis points in the cost of interest-bearing liabilities from 2.70% to 2.76% due primarily to increased funding costs on deposits, subordinated notes and trust preferred debt assumed in the Merger. The recognition of interest income previously applied to principal of $1.6 million from the payoff of a commercial real estate loan on nonaccrual status contributed five basis points to the Company's net interest margin during the three months ended March 31, 2024.
Average loans increased by $1.6 billion to $3.9 billion for the three months ended March 31, 2025 compared to $2.3 billion for the three months ended March 31, 2024. Average investment securities increased by $345.2 million from $519.9 million for the three months ended March 31, 2024 to $865.1 million for the three months ended March 31, 2025. Average interest-bearing liabilities increased by $1.5 billion to $3.9 billion for the three months ended March 31, 2025 from $2.4 billion for the three months ended March 31, 2024.
The average yield on loans increased by 25 basis points to 6.59% for the three months ended March 31, 2025 compared to 6.34% for the three months ended March 31, 2024. Taxable-equivalent interest income earned on loans increased by $27.3 million primarily due to an increase in the average balances, which was attributed to the acquired loans from the Merger and from the impact of the accretion of the fair value marks on loans.
The average balance of commercial loans increased by $1.3 billion from $1.8 billion for the three months ended March 31, 2024 to $3.1 billion for the three months ended March 31, 2025. Average residential mortgage loans increased by

$188.4 million from $273.4 million during the three months ended March 31, 2024 to $461.8 million during the three months ended March 31, 2025. Average home equity loans increased by $96.7 million from $192.0 million for the three months ended March 31, 2024 to $288.7 million for the three months ended March 31, 2025. Average installment and other consumer loans increased by $28.5 million from $17.4 million for the three months ended March 31, 2024 to $45.9 million for the three months ended March 31, 2025.
Accretion of purchase accounting adjustments included in interest income was $6.6 million and $147 thousand for the three months ended March 31, 2025 and 2024, respectively. The increase in accretion was due to the recognition of fair value marks from the Merger. Accelerated accretion totaled $1.4 million and $66 thousand during the three months ended March 31, 2025 and 2024, respectively. Prepayment income on loans increased from $56 thousand for the three months ended March 31, 2024 to $300 thousand for the three months ended March 31, 2025.
Interest income on investment securities on a tax-equivalent basis increased by $4.4 million to $10.1 million for the three months ended March 31, 2025 from $5.7 million for the three months ended March 31, 2024, with the taxable equivalent yield increasing from 4.39% for the three months ended March 31, 2024 to 4.65% for the three months ended March 31, 2025. The 26 basis point increase reflects the impact from the higher interest rates as well as the accretion of discounts recorded on investment securities assumed from the Merger. Accretion on acquired investment securities was $839 thousand for the three months ended March 31, 2025. The average balance of investment securities increased by $345.2 million to $865.1 million for the three months ended March 31, 2025 from $519.9 million for the three months ended March 31, 2024 due primarily to the Merger.
Interest income on federal funds sold and interest-bearing bank balances on a tax-equivalent basis increased by $1.3 million to $2.3 million for the three months ended March 31, 2025 from $1.0 million for the three months ended March 31, 2024. The average balance of federal funds sold and interest-bearing bank balances increased by $128.8 million from $74.5 million for the three months ended March 31, 2024 to $203.3 million for the three months ended March 31, 2025. The Federal Funds rate had remained unchanged from the prior rate increase of 25 basis points in July 2023 until the FOMC cut the Federal Funds rate by 50 basis points in September 2024 and 25 basis points in December 2024.
Interest expense on interest-bearing liabilities increased by $11.0 million from $15.8 million for the three months ended March 31, 2024 to $26.8 million for the three months ended March 31, 2025. The cost of interest-bearing liabilities increased by six basis points from 2.70% for the three months ended March 31, 2024 to 2.76% for the three months ended March 31, 2025 due primarily to increased funding costs on deposits, subordinated notes and trust preferred debt assumed in the Merger. The average balance of interest-bearing deposits increased by $1.5 billion to $3.7 billion for the three months ended March 31, 2025 from $2.2 billion for the three months ended March 31, 2024. Average interest-bearing demand deposits increased by $902.9 million, average time deposits increased by $542.1 million and average savings deposits increased by $103.3 million for the three months ended March 31, 2025 in relation to the comparable prior period due primarily to the impact of the Merger. Amortization of fair value marks on acquired time deposits was $452 thousand for the three months ended March 31, 2025.
Interest expense on borrowings increased by $245 thousand to $2.5 million for the three months ended March 31, 2025 from $2.3 million for the three months ended March 31, 2024. The cost of borrowings decreased by 11 basis points to 4.88% for the three months ended March 31, 2025 from 4.99% for the three months ended March 31, 2024. Average borrowings increased by $26.2 million from $181.6 million for the three months ended March 31, 2024 to $207.8 million for the three months ended March 31, 2025, which included average subordinated debt and trust preferred debt of $68.7 million for the three months ended March 31, 2025, an increase of $36.6 million, from an average of $32.1 million for the three months ended March 31, 2024. The increase is due primarily to the assumed subordinated debt of $31.0 million and trust preferred debt of $10.3 million from the Merger. The subordinated notes assumed from the Merger have a fixed rate of interest equal to 4.50% until December 30, 2025. The trust preferred debt has a variable rate of three-month CME term SOFR rate, plus a spread adjustment and margin. The interest rate on Orrstown Financial Services, Inc.'s subordinated notes was 7.75% at March 31, 2025 compared to 8.77% at March 31, 2024. Amortization of fair value marks on acquired borrowings was $152 thousand for the three months ended March 31, 2025.

Provision for Credit Losses
The ACL as a percentage of the total loan portfolio was 1.23% at March 31, 2025 compared to 1.27% at March 31, 2024. The Company recorded a recovery of provision for credit losses on loans of $554 thousand for the three months ended March 31, 2025 compared to expense of $421 thousand for the same period in 2024. For the three months ended March 31, 2025, the provision for credit losses was primarily impacted by the decrease in loans of $55.2 million, partially offset by increases in certain qualitative factors. A qualitative factor was added for Other External Factors at a minor level for all loan classes due to the uncertainty created within the global and domestic markets from changes in U.S. economic policy, including the recently implemented tariffs, the Economic Conditions qualitative factor at a minor level and the Delinquency and Classified Loan Trends qualitative factor at a moderate level were added for the residential senior liens loan class and the Delinquency and Classified Loan Trends qualitative factor at a moderate level was added for the home equity loan class. An adjustment to the Economic Conditions qualitative factor was based on current market interest rates and prepayment speeds, and the adjustment to Delinquency and Classified Loan Trends was based on delinquencies and downgrades within the aforementioned loan classes.
Net charge-offs for the three months ended March 31, 2025 totaled $331 thousand compared to net recoveries of $42 thousand for the three months ended March 31, 2024. Nonaccrual loans were 0.59% of gross loans at March 31, 2025 compared with 0.56% of gross loans at March 31, 2024. Nonaccrual loans increased by $9.8 million from $12.9 million at March 31, 2024 to $22.7 million at March 31, 2025. This reflects $12.8 million of nonaccrual loans assumed in the Merger and other additions in commercial and industrial and commercial real estate loans, partially offset by repayments and charge offs totaling $8.2 million on nonaccrual loans from March 31, 2024.
Additional information is included in the "Credit Risk Management" section herein.
Noninterest Income
The following table compares noninterest income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		$ Change	% Change
	2025	2024	2025-2024	2025-2024
Service charges on deposit accounts	$1,911	$1,005	$906	90.1%
Interchange income	1,427	911	516	56.6%
Other service charges, commissions and fees	484	195	289	148.2%
Swap fee income	394	199	195	98.0%
Trust and investment management income	3,976	2,024	1,952	96.4%
Brokerage income	1,439	1,078	361	33.5%
Mortgage banking activities	302	458	(156)	(34.1)%
Income from life insurance	1,289	634	655	103.3%
Other income	389	131	258	196.9%
Investment securities losses	13	(5)	18	360.0%
Total noninterest income	$11,624	$6,630	$4,994	75.3%

Noninterest income increased by $5.0 million from $6.6 million for the three months ended March 31, 2024 to $11.6 million for the three months ended March 31, 2025. The primary driver of the overall increase was the impact of the Merger in the three months ended March 31, 2025. The following were significant components of the change in this line item that did not result from the Merger:
•Swap fee income increased by $195 thousand as swap fee income will fluctuate based on market conditions and client demand.
•Mortgage banking income decreased by $156 thousand. This decrease was primarily due to a reduction in the fair value of mortgage servicing rights, which was driven by interest rate movements in the first quarter of 2025.
•Other income increased by $258 thousand. The increase includes $129 thousand in gains from the termination of three pay-fixed interest rate swaps.
•Other line items within noninterest income showed fluctuations attributable to normal business operations.

Noninterest Expenses
The following table compares noninterest expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		$ Change	% Change
	2025	2024	2025-2024	2025-2024
Salaries and employee benefits	$20,388	$13,752	$6,636	48.3%
Occupancy	1,989	1,201	788	65.6%
Furniture and equipment	2,686	1,438	1,248	86.8%
Data processing	924	1,265	(341)	(27.0)%
Automated teller machine and interchange fees	677	351	326	92.9%
Advertising and bank promotions	499	398	101	25.4%
FDIC insurance	824	441	383	86.8%
Professional services	1,826	631	1,195	189.4%
Directors' compensation	211	251	(40)	(15.9)%
Taxes other than income	942	494	448	90.7%
Intangible asset amortization	2,535	225	2,310	1026.7%
Merger-related expenses	1,649	672	977	145.4%
Restructuring expenses	91	—	91	100.0%
Other operating expenses	2,935	1,350	1,585	117.4%
Total noninterest expenses	$38,176	$22,469	$15,707	69.9%
Noninterest expense increased by $15.7 million from $22.5 million for the three months ended March 31, 2024 to $38.2 million for the three months ended March 31, 2025. The primary driver of the overall increase was the impact of the Merger in the three months ended March 31, 2025. The following were additional significant components of the change in this line item:
•Data processing expense decreased by $341 thousand due to the reduction in core system costs following a system conversion in the fourth quarter of 2024.
•Professional services expense increased by $1.2 million, partly due to the Merger, but also due to higher utilization of consultants and other third-party service providers during the integration and system conversion process.
•Intangible asset amortization expense increased by $2.3 million due to the amortization recognized on the core deposit intangible and wealth customer relationship intangible established from the Merger.
•Merger-related expenses increased by $977 thousand. The merger costs incurred during the first quarter of 2025 included software conversion costs and professional fees, including external audit, associated with the conversion.
•Restructuring expense of $91 thousand was recorded in the three months ended March 31, 2025, which is related to the closure of six branch locations during the fourth quarter of 2024.
•Other operating expenses increased by $1.6 million partially due to an increase in credit valuation adjustments on derivatives of $372 thousand. The remaining change is attributed to the impact of the merger and normal business operations, which included increases of $424 thousand in printing and postage charges, $248 thousand in insurance expenses, $169 thousand in telecommunication expenses, $163 thousand in loan-related expenses.
•Other line items within noninterest expenses showed fluctuations attributable to normal business operations.
Income Tax Expense
Income tax expense totaled $4.7 million, an effective tax rate of 20.7%, for the three months ended March 31, 2025 compared with $2.2 million and an effective tax rate of 20.6% for the three months ended March 31, 2024. The Company’s effective tax rate is less than the 21% federal statutory rate due to interest earned on tax-exempt loans and investment securities and income from life insurance policies, partially offset by disallowed interest expense and state income taxes.

FINANCIAL CONDITION
Management devotes substantial time to overseeing the investment in and costs to fund loans and investment securities through deposits and borrowings, as well as the formulation and adherence to policies directed toward enhancing profitability and managing the risks associated with these investments.
Investment Securities
The Company utilizes investment securities to manage interest rate risk and liquidity, enhance income through interest and dividend income and collateralize certain deposits and borrowings.
The Company has established investment policies and an asset/liability management policy to assist in administering its investment portfolio. Decisions to purchase or sell these securities are based on economic conditions and management’s strategy to respond to changes in interest rates, liquidity, pledges to secure deposits and repurchase agreements and other factors while trying to maximize return on the investments. The Company may segregate its investment security portfolio into three categories: “securities available-for-sale,” “trading securities” and “securities held-to-maturity.” At March 31, 2025 and December 31, 2024, management classified the entire investment securities portfolio as AFS, which is accounted for at current market value with non-credit related losses and gains reported in OCI, net of income taxes.
The Company's investment securities portfolio includes debt investments that are subject to varying degrees of credit and market risks, which arise from general market conditions and factors impacting specific industries, as well as news that may impact specific securities. Management monitors its debt securities, using various indicators to determine whether unrealized losses on debt securities are credit related and require an ACL. These indicators include the amount of time the security has been in an unrealized loss position, the cause and extent of the unrealized loss and the credit quality of the issuer and underlying assets. In addition, management assesses whether it is likely the Company will have to sell the investment security prior to recovery, or it expects to be able to hold the investment security until the price recovers. The Company determined that the declines in market value were due to increases in interest rates and market movements, and not due to credit factors. The Company does not intend to sell these securities with unrealized losses and it is more likely than not that the Company will not be required to sell them before recovery of their amortized cost basis, which may be maturity. Therefore, the Company has concluded that the unrealized losses for the AFS securities did not require an ACL at March 31, 2025 and December 31, 2024.
At March 31, 2025, AFS securities totaled $855.5 million, an increase of $25.8 million, from $829.7 million at December 31, 2024. During the three months ended March 31, 2025, the Company purchased $39.6 million of AFS securities, consisting of agency MBS and CMO securities, which were partially offset by paydowns of $18.4 million. The balance of investment securities included net unrealized losses of $31.3 million at March 31, 2025 compared to net unrealized losses of $35.2 million at December 31, 2024 for a decrease of $3.9 million. This decrease in net unrealized losses was primarily due to lower treasury rates compared to December 31, 2024. The overall duration of the Company's investment securities portfolio was 4.3 years at March 31, 2025 compared to 4.1 years at December 31, 2024. The Company has sufficient access to liquidity such that management does not believe it would be necessary to sell any of its investment securities at a loss to offset any unexpected deposit outflows. Management believes the structure of the Company's investment security portfolio is appropriately aligned with the rest of the balance sheet to protect against volatile interest rate environments, to provide a source of liquidity and to generate steady earnings.

The following table summarizes the credit ratings and collateral associated with the Company's investment security portfolio, excluding equity securities, at March 31, 2025:

Sector	Portfolio Mix	Amortized Book Value	Fair Value	Credit Enhancement	AAA	AA	A	BBB	BB	NR	Collateral / Guarantee Type
Unsecured ABS	—%	$2,952	$2,768	27%	—%	—%	—%	—%	—%	100%	Unsecured Consumer Debt
Student Loan ABS	—	3,808	3,792	28	—	—	—	—	—	100	Seasoned Student Loans
Federal Family Education Loan ABS	9	78,231	77,955	11	1	47	33	7	12	—	Federal Family Education Loan (1)
PACE Loan ABS	—	1,943	1,710	7	100	—	—	—	—	—	PACE Loans
Non-Agency CMBS	2	13,966	14,022	30	—	—	—	—	—	100
Non-Agency RMBS	2	16,323	14,726	16	100	—	—	—	—	—	Reverse Mortgages (2)
Municipal - General Obligation	11	99,248	89,952		17	76	7	—	—	—
Municipal - Revenue	14	120,676	107,154		—	82	12	—	—	6
SBA ReRemic	—	2,095	2,087		—	100	—	—	—	—	SBA Guarantee (3)
Small Business Administration	1	5,511	5,629		—	100	—	—	—	—	SBA Guarantee (3)
Agency MBS	19	164,144	162,334		—	100	—	—	—	—	Residential Mortgages (3)
Agency CMO	40	355,699	352,729		—	100	—	—	—	—
U.S. Treasury securities	2	20,040	18,417		—	100	—	—	—	—	U.S. Government Guarantee (3)
Corporate debt	—	1,939	1,974		—	—	52	48	—	—
	100%	$886,575	$855,249		4%	87%	5%	1%	—%	3%

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

The following table presents the loan portfolio, excluding residential LHFS, by segment and class at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Commercial real estate:
Owner occupied	$617,854	$633,567
Non-owner occupied	1,157,383	1,160,238
Multi-family	257,724	274,135
Non-owner occupied residential	168,354	179,512
Acquisition and development:
1-4 family residential construction	40,621	47,432
Commercial and land development	227,434	241,424
Agricultural	134,916	125,156
Commercial and industrial	455,494	451,384
Municipal	30,780	30,044
Residential mortgage:
First lien	464,642	460,297
Home equity - term	9,224	5,988
Home equity - lines of credit	295,820	303,561
Installment and other loans	15,739	18,476
	$3,875,985	$3,931,214
Total loans decreased by $55.2 million from December 31, 2024 to March 31, 2025. This decrease was primarily due to strategic actions to reduce risk in the portfolio, including reducing commercial real estate loan concentrations during the three months ended March 31, 2025.
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

The following table presents the Company’s risk elements and relevant asset quality ratios at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Nonaccrual loans	$22,727	$24,111
OREO	138	138
Total nonperforming assets	22,865	24,249
FDMs still accruing	5,127	4,897
Loans past due 90 days or more and still accruing	400	641
Total nonperforming and other risk assets ("total risk assets")	$28,392	$29,787
Loans 30-89 days past due and still accruing	$29,639	$35,393
Asset quality ratios:
Total nonperforming loans to total loans	0.59%	0.61%
Total nonperforming assets to total assets	0.42%	0.45%
Total nonperforming assets to total loans and OREO	0.59%	0.62%
Total risk assets to total loans and OREO	0.73%	0.76%
Total risk assets to total assets	0.52%	0.55%
ACL to total loans	1.23%	1.24%
ACL to nonperforming loans	210.34%	201.94%
ACL to nonperforming loans and FDMs still accruing	171.62%	167.85%
Net charge-offs to total average loans (1)	0.03%	0.03%
(1) Annualized
Nonperforming assets include nonaccrual loans and foreclosed real estate. Risk assets, which include nonperforming assets, FDMs still accruing and loans past due 90 days or more and still accruing, totaled $28.4 million at March 31, 2025, a decrease of $1.4 million from $29.8 million at December 31, 2024. Nonaccrual loans decreased by $1.4 million from December 31, 2024 to March 31, 2025 due primarily to repayments of $4.2 million and charge offs of $581 thousand, partially offset by additions consisting mostly of loans in the commercial and residential mortgage segments.
At March 31, 2025, the Company had $6.8 million in loan modifications meeting the FDM criteria under ASU 2022-02 compared to $9.3 million at December 31, 2024. At March 31, 2025, the FDM balance included $5.2 million in acquired loans from the Merger and new loan modifications during the first quarter of 2025 totaling $269 thousand. The decrease in FDM during the first quarter of 2025 was due to repayments. There were $1.7 million in FDM loans in nonaccrual status at March 31, 2025.

The following table presents the amortized cost basis of nonaccrual loans, according to loan class, with and without reserves on individually evaluated loans at March 31, 2025 and December 31, 2024. At March 31, 2025, there was a specific reserve of $15 thousand on nonaccrual loans, excluding the ACL recorded on acquired PCD loans from the Merger, compared to $7 thousand at December 31, 2024.

	March 31, 2025				December 31, 2024
	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing
Commercial real estate:
Owner-occupied	$232	$5,416	$5,648	$—	$232	$4,046	$4,278	$—
Non-owner occupied	—	1,360	1,360	—	—	1,466	1,466	—
Multi-family	—	—	—	—	—	721	721	237
Non-owner occupied residential	—	278	278	—	—	175	175	—
Acquisition and development:
1-4 family residential construction	—	—	—	—	—	—	—	—
Commercial and land development	3,006	636	3,642	—	3,282	376	3,658	—
Agricultural	—	790	790	—	—	797	797	—
Commercial and industrial	1,460	1,548	3,008	109	2,822	2,678	5,500	113
Municipal	—	—	—	—	—	—	—	—
Residential mortgage:
First lien	20	5,487	5,507	272	—	5,077	5,077	243
Home equity – term	—	69	69	19	36	34	70	18
Home equity – lines of credit	—	2,411	2,411	—	—	2,344	2,344	30
Installment and other loans	14	—	14	—	15	10	25	—
Total	$4,732	$17,995	$22,727	$400	$6,387	$17,724	$24,111	$641
The following table presents our exposure to relationships that are individually evaluated and the partial charge-offs taken to date and specific reserves established on those relationships at March 31, 2025 and December 31, 2024:

	# of Relationships	Individually Evaluated Loans	Partial Charge-offs to Date	Specific Reserves
March 31, 2025
Relationships greater than $1,000,000	7	$8,792	$923	$2,818
Relationships greater than $500,000 but less than $1,000,000	8	5,393	313	500
Relationships greater than $250,000 but less than $500,000	9	2,603	—	101
Relationships less than $250,000	135	6,103	536	44
	159	$22,891	$1,772	$3,463
December 31, 2024
Relationships greater than $1,000,000	5	$10,210	$828	$177
Relationships greater than $500,000 but less than $1,000,000	6	4,925	313	2,173
Relationships greater than $250,000 but less than $500,000	9	2,887	—	155
Relationships less than $250,000	121	6,256	431	1,439
	141	$24,278	$1,572	$3,944
The Company takes partial charge-offs on collateral-dependent loans when carrying value exceeds estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. Specific reserves remain in place if updated appraisals are pending and represent management’s estimate of potential loss.
Internal loan reviews are completed annually on all commercial relationships, secured by commercial real estate, with a committed loan balance in excess of $2.0 million, which includes confirmation of risk rating by an independent credit officer. In addition, all commercial relationships greater than $500 thousand rated Substandard, Doubtful or Loss are reviewed and corresponding risk ratings are reaffirmed by the Bank's Problem Loan Committee, with subsequent reporting to the Management ERM Committee and the Board of Directors.
In its individually evaluated loan analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any reserves that may be needed. The determination of the Company’s charge-offs or specific reserve include an evaluation of the outstanding loan balance and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships at March 31, 2025. However, over time, additional information may result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
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
The ACL is evaluated based on a review of the collectability of loans in light of historical experience; the nature and volume of the loan portfolio; adverse situations that may affect a borrower’s ability to repay; estimated value of any underlying collateral; and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. A description of the methodology for establishing the allowance and provision for credit losses and related procedures in establishing the appropriate level of reserve is included in Note 4, Loans and Allowance for Credit Losses, to the unaudited condensed consolidated financial statements under Part I, Item 1, "Financial Information."
The following table presents the amortized cost basis of the loan portfolio, by year of origination, loan class and credit quality as of March 31, 2025. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan and payment activity. Residential mortgage and installment and other consumer loans are presented below based on payment performance: performing or nonperforming. During the three months ended March 31, 2025, commercial and land development loans totaling $6.1 million were recharacterized to a permanent commercial real estate class upon the completion of construction or receiving a certificate of occupancy. In addition, 1-4 family residential construction loans totaling $1.2 million were recharacterized to a permanent 1-4 family residential mortgage upon the completion of construction. During 2024, commercial and land development loans totaling $44.5 million were recharacterized to a permanent commercial real estate class upon the completion of construction or receiving a certificate of occupancy. In addition, 1-4 family residential construction loans totaling $17.1 million were recharacterized to a permanent 1-4 family residential mortgage upon the completion of construction.

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$10,969	$53,350	$90,088	$104,618	$97,914	$169,641	$12,407	$1,578	$540,565
Special mention	—	—	136	15,651	14,734	11,459	320	—	42,300
Substandard - Non-IEL	—	—	1,522	12,572	4,177	6,999	3,854	217	29,341
Substandard - IEL	—	—	694	206	1,082	3,666	—	—	5,648
Total owner-occupied loans	$10,969	$53,350	$92,440	$133,047	$117,907	$191,765	$16,581	$1,795	$617,854
Current period gross charge offs - owner-occupied	$—	$—	$—	$75	$—	$—	$—	$—	$75
Non-owner occupied:
Risk rating
Pass	$10,367	$82,873	$145,771	$192,518	$323,602	$372,363	$2,449	$378	$1,130,321
Special mention	—	—	10,077	2,989	1,136	9,782	—	—	23,984
Substandard - Non-IEL	—	466	—	1,045	—	207	—	—	1,718
Substandard - IEL	—	—	—	—	—	1,360	—	—	1,360
Total non-owner occupied loans	$10,367	$83,339	$155,848	$196,552	$324,738	$383,712	$2,449	$378	$1,157,383
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family:
Risk rating
Pass	$548	$7,232	$9,919	$96,057	$52,973	$84,242	$1,409	$214	$252,594
Special mention	—	—	—	1,082	776	—	—	—	1,858
Substandard - Non-IEL	—	—	—	569	2,468	235	—	—	3,272
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total multi-family loans	$548	$7,232	$9,919	$97,708	$56,217	$84,477	$1,409	$214	$257,724
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied residential:
Risk rating
Pass	$213	$9,291	$19,935	$28,486	$27,625	$78,606	$1,113	$652	$165,921
Special mention	—	—	—	—	147	381	40	40	608
Substandard - Non-IEL	—	—	—	51	131	1,256	—	109	1,547
Substandard - IEL	—	—	—	154	—	124	—	—	278
Total non-owner occupied residential loans	$213	$9,291	$19,935	$28,691	$27,903	$80,367	$1,153	$801	$168,354
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$—	$—	$—	$—	$—	$—
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$8,151	$22,936	$4,235	$1,524	$1,138	$848	$880	$—	$39,712
Special mention	—	74	222	—	—	613	—	—	909
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total 1-4 family residential construction loans	$8,151	$23,010	$4,457	$1,524	$1,138	$1,461	$880	$—	$40,621
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
continued

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial and land development:
Risk rating
Pass	$1,653	$67,323	$51,414	$73,373	$10,598	$5,422	$8,106	$150	$218,039
Special mention	—	—	—	4,748	—	—	—	—	4,748
Substandard - Non-IEL	—	734	271	—	—	—	—	—	1,005
Substandard - IEL	—	—	18	3,274	350	—	—	—	3,642
Total commercial and land development loans	$1,653	$68,057	$51,703	$81,395	$10,948	$5,422	$8,106	$150	$227,434
Current period gross charge offs - commercial and land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural
Risk rating
Pass	$5,219	$14,567	$14,206	$21,127	$19,446	$44,101	$13,130	$1,336	$133,132
Special mention	—	—	—	—	—	256	81	—	337
Substandard - Non-IEL	—	—	—	450	—	207	—	—	657
Substandard - IEL	—	—	—	790	—	—	—	—	790
Total agricultural loans	$5,219	$14,567	$14,206	$22,367	$19,446	$44,564	$13,211	$1,336	$134,916
Current period gross charge offs - agricultural	$—	$—	$—	$—	$25	$—	$—	$—	$25
Commercial and Industrial:
Risk rating
Pass	$22,580	$81,474	$52,806	$51,298	$48,462	$24,931	$130,512	$7,126	$419,189
Special mention	—	4,376	927	2,361	235	—	9,603	61	17,563
Substandard - Non-IEL	—	—	2,214	2,100	—	—	8,607	2,813	15,734
Substandard - IEL	—	397	559	128	169	1,602	—	153	3,008
Total commercial and industrial loans	$22,580	$86,247	$56,506	$55,887	$48,866	$26,533	$148,722	$10,153	$455,494
Current period gross charge offs - commercial and industrial	$—	$—	$381	$—	$41	$95	$—	$—	$517
Municipal:
Risk rating
Pass	$2,497	$562	$—	$9,816	$2,877	$13,555	$—	$—	$29,307
Special mention	—	—	—	—	—	1,473	—	—	1,473
Total municipal loans	$2,497	$562	$—	$9,816	$2,877	$15,028	$—	$—	$30,780
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential mortgage:
First lien:
Payment performance
Performing	$20,302	$59,611	$97,877	$100,981	$49,771	$130,429	$—	$—	$458,971
Nonperforming	—	673	577	237	250	3,934	—	—	5,671
Total first lien loans	$20,302	$60,284	$98,454	$101,218	$50,021	$134,363	$—	$—	$464,642
Current period gross charge offs - first lien	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity - term:
Payment performance
Performing	$79	$1,422	$1,245	$1,451	$1,028	$3,770	$160	$—	$9,155
Nonperforming	—	—	—	35	—	34	—	—	69
Total home equity - term loans	$79	$1,422	$1,245	$1,486	$1,028	$3,804	$160	$—	$9,224
Current period gross charge offs - home equity - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
continued

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$196,120	$97,289	$293,409
Nonperforming	—	—	—	—	—	—	2,086	325	2,411
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$198,206	$97,614	$295,820
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$—	$—	$—	$—
Installment and other loans:
Payment performance
Performing	$578	$1,469	$2,355	$1,849	$666	$410	$8,371	$27	$15,725
Nonperforming	—	—	3	—	—	11	—	—	14
Total Installment and other loans	$578	$1,469	$2,358	$1,849	$666	$421	$8,371	$27	$15,739
Current period gross charge offs - installment and other	$—	$232	$—	$3	$2	$8	$31	$—	$276

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$55,068	$86,255	$106,696	$112,278	$31,495	$155,543	$14,653	$280	$562,268
Special mention	—	1,674	18,563	1,895	7,946	5,422	165	—	35,665
Substandard - Non-IEL	—	694	14,572	4,204	2,477	4,899	4,510	—	31,356
Substandard - IEL	—	9	—	1,110	245	2,914	—	—	4,278
Total owner-occupied loans	$55,068	$88,632	$139,831	$119,487	$42,163	$168,778	$19,328	$280	$633,567
Current period gross charge offs - owner-occupied	$—	$217	$13	$313	$—	$12	$—	$—	$555
Non-owner occupied:
Risk rating
Pass	$82,441	$146,020	$193,131	$326,586	$123,646	$256,212	$2,335	$—	$1,130,371
Special mention	—	10,081	2,985	334	7,920	1,919	—	—	23,239
Substandard - Non-IEL	482	—	1,049	—	1,043	2,588	—	—	5,162
Substandard - IEL	—	—	—	—	—	1,466	—	—	1,466
Total non-owner occupied loans	$82,923	$156,101	$197,165	$326,920	$132,609	$262,185	$2,335	$—	$1,160,238
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$65	$—	$—	$65
Multi-family:
Risk rating
Pass	$7,269	$12,679	$105,883	$54,028	$30,968	$54,676	$1,351	$—	$266,854
Special mention	—	—	1,094	—	—	—	—	—	1,094
Substandard - Non-IEL	—	—	571	4,658	—	237	—	—	5,466
Substandard - IEL	—	—	—	—	—	721	—	—	721
Total multi-family loans	$7,269	$12,679	$107,548	$58,686	$30,968	$55,634	$1,351	$—	$274,135
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$7	$—	$—	$7
continued

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Non-owner occupied residential:
Risk rating
Pass	$9,322	$22,771	$29,681	$29,729	$19,410	$64,851	$1,257	$—	$177,021
Special mention	—	—	—	147	42	478	39	—	706
Substandard - Non-IEL	—	—	166	133	—	1,311	—	—	1,610
Substandard - IEL	—	—	43	—	—	132	—	—	175
Total non-owner occupied residential loans	$9,322	$22,771	$29,890	$30,009	$19,452	$66,772	$1,296	$—	$179,512
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$29	$—	$—	$—	$—	$29
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$30,908	$7,079	$2,295	$598	$935	$762	$3,921	$—	$46,498
Special mention	74	717	—	—	—	143	—	—	934
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total 1-4 family residential construction loans	$30,982	$7,796	$2,295	$598	$935	$905	$3,921	$—	$47,432
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and land development:
Risk rating
Pass	$60,420	$57,563	$74,893	$14,107	$372	$6,928	$7,280	$—	$221,563
Special mention	734	—	4,557	998	1,841	3,451	—	—	11,581
Substandard - Non-IEL	2,966	1,656	—	—	—	—	—	—	4,622
Substandard - IEL	—	18	3,282	358	—	—	—	—	3,658
Total commercial and land development loans	$64,120	$59,237	$82,732	$15,463	$2,213	$10,379	$7,280	$—	$241,424
Current period gross charge offs - commercial and land development	$—	$23	$—	$—	$—	$—	$—	$—	$23
Agricultural
Risk rating
Pass	$14,663	$14,507	$21,782	$19,486	$10,463	$28,095	$13,891	$164	$123,051
Special mention	—	—	—	25	—	902	161	—	1,088
Substandard - Non-IEL	—	—	13	—	—	207	—	—	220
Substandard - IEL	—	—	797	—	—	—	—	—	797
Total agricultural loans	$14,663	$14,507	$22,592	$19,511	$10,463	$29,204	$14,052	$164	$125,156
Current period gross charge offs - agricultural	$—	$1	$—	$18	$—	$18	$1	$—	$38
Commercial and Industrial:
Risk rating
Pass	$82,924	$55,109	$53,482	$49,937	$15,405	$17,215	$137,379	$2,768	$414,219
Special mention	485	2,000	2,477	293	2	23	10,516	—	15,796
Substandard - Non-IEL	—	1,037	2,547	3,409	—	490	8,386	—	15,869
Substandard - IEL	409	2,772	140	191	884	921	183	—	5,500
Total commercial and industrial loans	$83,818	$60,918	$58,646	$53,830	$16,291	$18,649	$156,464	$2,768	$451,384
Current period gross charge offs - commercial and industrial	$—	$335	$212	$60	$1,739	$60	$571	$—	$2,977
continued

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Municipal:
Risk rating
Pass	$1,565	$—	$10,006	$3,124	$269	$15,080	$—	$—	$30,044
Total municipal loans	$1,565	$—	$10,006	$3,124	$269	$15,080	$—	$—	$30,044
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential mortgage:
First lien:
Payment performance
Performing	$62,970	$101,901	$103,347	$52,420	$25,303	$109,113	$—	$—	$455,054
Nonperforming	672	308	241	483	218	3,321	—	—	5,243
Total first lien loans	$63,642	$102,209	$103,588	$52,903	$25,521	$112,434	$—	$—	$460,297
Current period gross charge offs - first lien	$—	$—	$—	$—	$—	$2	$—	$—	$2
Home equity - term:
Payment performance
Performing	$395	$752	$1,040	$201	$462	$3,068	$—	$—	$5,918
Nonperforming	—	—	36	—	—	34	—	—	70
Total home equity - term loans	$395	$752	$1,076	$201	$462	$3,102	$—	$—	$5,988
Current period gross charge offs - home equity - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$200,886	$100,331	$301,217
Nonperforming	—	—	—	—	—	—	2,048	296	2,344
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$202,934	$100,627	$303,561
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$—	$63	$—	$63
Installment and other loans:
Payment performance
Performing	$2,197	$2,764	$2,209	$830	$119	$496	$9,817	$19	$18,451
Nonperforming	9	3	—	—	—	13	—	—	25
Total Installment and other loans	$2,206	$2,767	$2,209	$830	$119	$509	$9,817	$19	$18,476
Current period gross charge offs - installment and other	$209	$12	$—	$32	$—	$33	$21	$—	$307

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
Special Mention loans increased by $2.2 million from $90.1 million at December 31, 2024 to $92.3 million at March 31, 2025 due to downgrades at the Bank of $22.7 million, partially offset by repayments.
Classified loans totaled $76.2 million at March 31, 2025, or 2.0% of total loans outstanding, reflecting a decrease from $88.6 million, or 2.3% of total loans outstanding, at December 31, 2024.
Non-IEL substandard loans are performing loans, which have characteristics that cause management concern over the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming, or individually evaluated, loans in the future. Generally, management feels that substandard loans that are currently performing and not considered individually evaluated result in some doubt as to the borrower’s ability to continue to perform under the terms of the loan and represent potential problem loans. Non-IEL substandard loans totaled $53.3 million at March 31, 2025, a decrease of $11.1 million, compared to $64.4 million at December 31, 2024 due primarily to repayments of $13.2 million partially offset by downgrades. The Substandard-IEL category decreased from $24.3 million at December 31, 2024 to $22.9 million at March 31, 2025, primarily due to repayments of $6.2 million and charge offs totaling $472 thousand partially offset by downgrades.
The following table presents the activity in the ACL for the three months ended March 31, 2025 and 2024:

	Commercial						Consumer
	Commercial Real Estate	Acquisition and Development	Agricultural	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Total
Three Months Ended
March 31, 2025
Balance, beginning of period	$29,551	$6,601	$110	$6,190	$320	$42,772	$5,240	$677	$5,917	$48,689
Provision for credit losses	(3,587)	(452)	78	1,236	107	(2,618)	1,998	66	2,064	(554)
Charge-offs	(75)	—	(25)	(517)	—	(617)	—	(276)	(276)	(893)
Recoveries	4	1	—	453	—	458	74	30	104	562
Balance, end of period	$25,893	$6,150	$163	$7,362	$427	$39,995	$7,312	$497	$7,809	$47,804
March 31, 2024
Balance, beginning of period	$17,873	$2,241	$437	$5,369	$157	$26,077	$2,424	$201	$2,625	$28,702
Provision for loan losses	78	(9)	(44)	(417)	7	(385)	763	43	806	421
Charge-offs	—	—	—	(46)	—	(46)	—	(53)	(53)	(99)
Recoveries	24	1	—	90	—	115	6	20	26	141
Balance, end of period	$17,975	$2,233	$393	$4,996	$164	$25,761	$3,193	$211	$3,404	$29,165
The ACL totaled $47.8 million at March 31, 2025, an increase of $18.6 million from March 31, 2024, resulting primarily from the provision for credit losses on non-PCD loans of $15.5 million related to the Merger, the allowance for credit losses on PCD loans from the Merger of $5.9 million and a recovery of provision for credit losses of $554 thousand, inclusive of net charge-offs of $331 thousand during the three months ended March 31, 2025. The ACL as a percentage of the total loan portfolio was 1.23% at March 31, 2025 compared to 1.27% at March 31, 2024.
The Company takes partial charge-offs on collateral-dependent loans when carrying value exceeds estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. Specific reserves remain in place if updated appraisals are pending, and represent management’s estimate of potential loss. In addition to the specific reserve allocations on individually evaluated loans noted previously, 15 loans, with aggregate outstanding principal balances of $2.1 million, had cumulative partial charge-offs to the ACL totaling $1.8 million through March 31, 2025. As updated appraisals are received on collateral-dependent loans, partial charge-offs are taken to the extent the loans’ principal balance exceeds their fair value.
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
Deposits
Total deposits increased by $10.6 million during the first quarter of 2025 and totaled $4.6 billion at both March 31, 2025 and December 31, 2024. Interest-bearing demand deposits, non-interest bearing demand deposits and savings deposits increased by $52.5 million, $38.0 million and $4.1 million, respectively, from December 31, 2024 to March 31, 2025. These increases were partially offset by decreases in time deposits of $47.5 million and money market deposits of $36.5 million during the first quarter of 2025. The Bank has experienced some reductions in higher yielding promotional balances, but has been successful in retaining or replacing those deposits through demand deposit accounts.
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
FHLB advances decreased by $15.0 million to $100.0 million at March 31, 2025 compared to $115.0 million at December 31, 2024 due to the maturity of a $15.0 million FHLB advance during the first quarter of 2025.
In December 2018, the Company issued unsecured subordinated notes payable totaling $32.5 million, which mature on December 30, 2028, and the proceeds of which were designated for general corporate use, including funding of cash consideration for mergers and acquisitions. The subordinated notes had a fixed interest rate of 6.0% through December 30, 2023, which then converted to a variable rate, three-month CME term SOFR rate plus 3.16%, through maturity. At March 31, 2025, the contractual interest rate on the subordinated debt was 7.75%.
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
Shareholders’ equity totaled $532.9 million at March 31, 2025, an increase of $16.3 million from $516.7 million at December 31, 2024. The increase was primarily attributable to net income of $18.1 million, other comprehensive income of $2.3 million and the issuance of treasury shares for share-based compensation which increased shareholders' equity by $1.0 million, partially offset by dividends paid of $5.0 million for the three months ended March 31, 2025. Other comprehensive income included an after-tax increase of $3.0 million from net unrealized gains on investment securities, partially offset by $708 thousand in net unrealized losses from cash flow hedges. For the three months ended March 31, 2025, total comprehensive income totaled $20.3 million, an increase of $12.0 million, from total comprehensive income of $8.3 million for the same period in 2024 due primarily to an increase in net income of $9.5 million and an increase in after-tax net unrealized gains on investment securities of $4.3 million, partially offset by an increase in after-tax net unrealized losses on interest rate swaps designated as cash flow hedges of $1.8 million between the comparative periods. The increase in net unrealized gains on investment securities was primarily caused by a decline in treasury rates.
At March 31, 2025, book value per common share was $27.32 compared to $26.65 at December 31, 2024. Tangible book value per share increased from $21.19 at December 31, 2024 to $21.99 at March 31, 2025, primarily as a result of the increase in shareholders' equity from net income. See “Supplemental Reporting of Non-GAAP Measures.”
The Company routinely evaluates its capital levels in light of its risk profile to assess its capital needs. The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. At March 31, 2025 and December 31, 2024, the Bank was considered well-capitalized under applicable banking regulations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Prompt corrective action provisions are not applicable to bank holding companies, including financial holding companies.
Note 10, Shareholders' Equity and Regulatory Capital, to the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1, "Financial Information," includes a table presenting capital amounts and ratios for the Company and the Bank at March 31, 2025 and December 31, 2024.
In addition to the minimum capital ratio requirement and minimum capital ratio to be well-capitalized presented in the referenced table in Note 10, the Bank must maintain a capital conservation buffer as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, Item 1 - Business, under the topic Basel III Capital Rules. At March 31, 2025, the Parent Company's and the Bank's capital conservation buffer, based on the most restrictive Total Capital to risk weighted assets capital ratio, was 4.8% and 5.0%, which is greater than the 2.5% requirement.
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
At March 31, 2025, cash and cash equivalents totaled $287.1 million compared to $248.9 million at December 31, 2024, which reflects the decrease in loans of $55.2 million, net income of $18.1 million and the increase in deposits of $10.6 million, partially offset by the increase in investment securities of $25.7 million and the decrease in borrowings of $15.0 million for the three months ended March 31, 2025. Unencumbered investment securities totaled $151.2 million at March 31, 2025 compared to $160.3 million at December 31, 2024. At March 31, 2025, the Company had $16.1 million of investment securities pledged at the FRB Discount Window, with no associated borrowings outstanding, compared to $15.9 million at December 31, 2024. The Company's maximum borrowing capacity from the FHLB of Pittsburgh was $1.9 billion at both March 31, 2025 and December 31, 2024, of which $101.2 million and $118.2 million in advances and letters of credit were outstanding at these same periods, respectively. The decrease in FHLB advances was due to a maturity of $15.0 million. The Company’s ability to borrow from the FHLB is dependent on having sufficient qualifying collateral, which generally consists of loans primarily secured by real estate. In addition, the Company had $20.0 million in available unsecured lines of credit with other banks at March 31, 2025 and December 31, 2024. The Bank regularly tests its various sources of funding to ensure accessibility.
Supplemental Reporting of Non-GAAP Measures
Management believes providing certain “non-GAAP” financial information will assist investors in their understanding of the effect on recent financial results from non-recurring charges.
As a result of prior acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $113.3 million and $115.9 million at March 31, 2025 and December 31, 2024, respectively. During the three months ended March 31, 2025 and 2024, the Company incurred merger-related expenses of $1.6 million and $672 thousand, respectively, in connection with the Merger with Codorus Valley.
Tangible book value per common share and the impact of the merger-related expenses on net income and associated ratios, as used by the Company in this supplemental reporting presentation, are determined by methods other than in accordance with GAAP. While the Company's management believes this information is a useful supplement to the GAAP-based measures reported in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, readers are cautioned that this non-GAAP disclosure has limitations as an analytical tool, should not be viewed as a substitute for financial measures determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of our results and financial condition as reported under GAAP, nor are such measures necessarily comparable to non-GAAP performance measures that may be presented by other companies. This supplemental presentation should not be construed as an inference that our future results will be unaffected by similar adjustments to be determined in accordance with GAAP.

The increase in tangible book value per share (non-GAAP) from December 31, 2024 to March 31, 2025 is primarily due to net income of $18.1 million and other comprehensive income, net of taxes, of $2.3 million partially offset by dividends paid of $5.0 million. Other comprehensive income increased due to net unrealized gains on AFS securities partially offset by net unrealized losses on interest rate swaps designated as hedging instruments.
The following table presents the computation of each non-GAAP based measure shown together with its most directly comparable GAAP-based measure.

	March 31, 2025	December 31, 2024
Tangible Book Value per Common Share
Shareholders' equity (most directly comparable GAAP-based measure)	$532,936	$516,682
Less: Goodwill	68,106	68,106
Other intangible assets	45,230	47,765
Related tax effect	(9,498)	(10,031)
Tangible common equity (non-GAAP)	$429,098	$410,842

Common shares outstanding	19,510	19,390

Book value per share (most directly comparable GAAP based measure)	$27.32	$26.65
Intangible assets per share	5.33	5.46
Tangible book value per share (non-GAAP)	$21.99	$21.19

Adjusted Net Income and Adjusted Diluted (Earnings Per Share)
	Three Months Ended
	March 31 2025	March 31 2024
Net income (most directly comparable GAAP-based measure)	$18,051	$8,531
Plus: Merger-related expenses	1,649	672
Less: Related tax effect	(368)	(1)
Adjusted net income (non-GAAP)	$19,332	$9,202

Weighted average shares - diluted (most directly comparable GAAP-based measure)	19,328	10,482
Diluted earnings per share (most directly comparable GAAP-based measure)	$0.93	$0.81
Weighted average shares - diluted (non-GAAP)	19,328	10,482
Diluted earnings per share, adjusted (non-GAAP)	$1.00	$0.88

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
The simulation analysis results are presented in the table below. At March 31, 2025, the Bank is asset sensitive according to the model as the results of the modeling move in the same direction as rates. The results reflect the merged balance sheet and adjustments to assumptions based on its composition. Funding costs are not expected to decline as fast as historically suggested or modeled to correspond with the continued general market pressures related to deposits and borrowings. Should those costs come down faster than modeled, increased asset sensitivity would be expected.
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

The results at March 31, 2025 and December 31, 2024 reflect the impact of the FOMC's interest rate changes in effect at the end of each period. Funding cost, the level of interest rates, infrastructure cost and repricing speed will continue to be a factor in the results of the model. The behavior of the business and retail clients also varies across the rate scenarios, which is reflected in the results for both periods. Enhancements were implemented in 2024 to provide a more granular analysis, which reflects that business and retail accounts experience, different rate sensitivities and average lives. To improve comparability across periods, the Bank strives to follow best practices related to the assumption setting and maintains the size and mix of the period end balance sheet; thus, the results do not reflect actions management may take through the normal course of business that would impact results.

Net Interest Income			Economic Value
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates (basis points)	March 31, 2025	December 31, 2024	Change in Market Interest Rates (basis points)	March 31, 2025	December 31, 2024
(200)	(3.2)%	(2.5)%	(200)	(14.5)%	(7.9)%
(100)	(0.7)%	(0.5)%	(100)	(5.0)%	(2.1)%
100	2.4%	2.5%	100	2.7%	0.4%
200	4.2%	4.3%	200	3.4%	(0.7)%
Item 4. Controls and Procedures
Based on the evaluation required by Exchange Act Rules 13a-15(b) and 15d-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), at March 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at March 31, 2025.
There were no significant changes made to the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to affect, our internal control over financial reporting during the three months ended March 31, 2025.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
Information regarding legal proceedings is included in Note 15, Contingencies, to the unaudited Condensed Consolidated Financial Statements under Part I, Item 1, "Financial Statements" and incorporated herein by reference.
Item 1A – Risk Factors
There have been no material changes from the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2025 to January 31, 2025	—	$—	—	28,467
February 1, 2025 to February 28, 2025	—	—	—	28,467
March 1, 2025 to March 31, 2025	—	—	—	28,467
Total	—	$—	—
In September 2015, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company may repurchase up to 416,000 shares of the Company's outstanding shares of common stock, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act, as amended. On April 19, 2021, the Board of Directors authorized the additional future repurchase of up to 562,000 shares of its outstanding common stock for a total of 978,000 shares. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. For the three months ended March 31, 2025, the Company repurchased zero shares of its common stock. At March 31, 2025, 949,533 shares had been repurchased under the program at a total cost of $21.2 million, or $22.36 per share. Common stock available for future repurchase totals approximately 28,467 shares, or 0.1% of the Company's outstanding common stock at March 31, 2025.
Item 3 – Defaults Upon Senior Securities
Not applicable.
Item 4 – Mine Safety Disclosures
Not applicable.
Item 5 – Other Information
During the three months ended March 31, 2025, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as such term is defined in Item 408(c) of Regulation S-K.

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

Date: May 9, 2025