Form 10-Q
period 2025-06-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2025-08-08
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s Common Stock as of August 5, 2025: 19,491,096.

ORRSTOWN FINANCIAL SERVICES, INC.

Glossary of Defined Terms
The following terms may be used throughout this Report, including the unaudited condensed consolidated financial statements and related notes.

Term	Definition

ACL	Allowance for credit losses
AFS	Available-for-sale
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Orrstown Bank, the commercial banking subsidiary of Orrstown Financial Services, Inc.
CECL	Current expected credit losses
CMO	Collateralized mortgage obligation
Codorus Valley or CVB	Codorus Valley Bancorp, Inc.
DCF	Discounted cash flow
ERM	Enterprise Risk Management
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDM	Financial difficulty modification
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross Domestic Product
GSE	U.S. government-sponsored enterprise
IEL	Individually evaluated loan
IRC	Internal Revenue Code of 1986, as amended
LHFS	Loans held for sale
MBS	Mortgage-backed securities
MSR	Mortgage servicing right
OCI	Other comprehensive income (loss)
OREO	Other real estate owned (foreclosed real estate)
2011 Plan	2011 Orrstown Financial Services, Inc. Incentive Stock Plan
2025 Plan	Orrstown Financial Services, Inc. 2025 Stock Incentive Plan
PACE	Property Assessed Clean Energy loans
PCD loans	Purchased credit deteriorated loans
PCE	Personal Consumption Expenditures
ReRemic	Re-securitization of Real Estate Mortgage Investment Conduits
ROU	Right of use (leases)
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Unless the context otherwise requires, the terms “Orrstown,” “we,” “us,” “our,” and “Company” refer to Orrstown Financial Services, Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

(Dollars in thousands, except per share amounts)	June 30, 2025	December 31, 2024
Assets
Cash and due from banks	$54,335	$51,026
Interest-bearing deposits with banks	95,042	197,848
Cash and cash equivalents	149,377	248,874
Restricted investments in bank stocks	21,204	20,232
Securities available for sale (amortized cost of $916,830 and $864,920 at June 30, 2025 and December 31, 2024, respectively)	885,373	829,711
Loans held for sale, at fair value	5,206	6,614
Loans	3,931,379	3,931,214
Less: Allowance for credit losses	(47,898)	(48,689)
Net loans	3,883,481	3,882,525
Premises and equipment, net	51,703	50,217
Cash surrender value of life insurance	145,760	143,854
Goodwill	69,751	68,106
Other intangible assets, net	42,748	47,765
Accrued interest receivable	19,958	21,058
Deferred tax assets, net	36,683	42,647
Other assets	76,401	79,986
Total assets	$5,387,645	$5,441,589
Liabilities
Deposits:
Noninterest-bearing	$918,263	$894,176
Interest-bearing	3,598,362	3,728,920
Total deposits	4,516,625	4,623,096
Securities sold under agreements to repurchase and federal funds purchased	30,047	25,863
FHLB advances and other borrowings	136,334	115,364
Subordinated notes and trust preferred debt	69,021	68,680
Other liabilities	87,170	91,904
Total liabilities	4,839,197	4,924,907

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value—$0.05205 stated value per share; 50,000,000 shares authorized; 19,713,126 shares issued and 19,535,835 outstanding at June 30, 2025; 19,722,640 shares issued and 19,389,967 outstanding at December 31, 2024	1,026	1,027
Additional paid - in capital	422,349	423,274
Retained earnings	153,923	126,540
Accumulated other comprehensive loss	(24,479)	(26,316)
Treasury stock—177,291 and 332,673 shares, at cost at June 30, 2025 and December 31, 2024, respectively	(4,371)	(7,843)
Total shareholders’ equity	548,448	516,682
Total liabilities and shareholders’ equity	$5,387,645	$5,441,589
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share amounts)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest income
Loans	$63,036	$35,537	$126,468	$71,770
Investment securities - taxable	9,406	4,999	18,350	9,583
Investment securities - tax-exempt	878	881	1,753	1,758
Short-term investments	1,513	1,864	3,781	2,820
Total interest income	74,833	43,281	150,352	85,931
Interest expense
Deposits	22,855	15,265	47,115	28,781
Securities sold under agreements to repurchase and federal funds purchased	106	27	190	52
FHLB advances and other borrowings	1,030	1,152	2,148	2,626
Subordinated notes and trust preferred debt	1,330	734	2,626	1,488
Total interest expense	25,321	17,178	52,079	32,947
Net interest income	49,512	26,103	98,273	52,984
Provision for (Recovery of) credit losses - loans	209	812	(345)	1,233
Recovery of credit losses - unfunded loan commitments	(100)	—	(100)	(123)
Net interest income after provision for credit losses	49,403	25,291	98,718	51,874
Noninterest income
Service charges on deposit accounts	2,050	1,018	3,961	2,023
Interchange income	1,441	961	2,868	1,872
Other service charges, commissions and fees	580	265	1,064	460
Swap fee income	669	375	1,063	574
Trust and investment management income	3,572	2,132	7,548	4,156
Brokerage income	1,695	1,180	3,134	2,258
Mortgage banking activities	478	369	780	827
Income from life insurance	1,311	646	2,600	1,280
Investment securities gains (losses)	8	(12)	21	(17)
Other income	1,111	238	1,500	369
Total noninterest income	12,915	7,172	24,539	13,802
continued

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Noninterest expenses
Salaries and employee benefits	21,364	13,195	41,752	26,947
Occupancy	1,671	1,178	3,660	2,379
Furniture and equipment	2,540	1,527	5,226	2,965
Data processing	965	1,237	1,889	2,502
Automated teller and interchange fees	615	341	1,292	692
Advertising and bank promotions	1,077	774	1,576	1,172
FDIC insurance	674	419	1,498	860
Professional services	2,016	801	3,842	1,432
Directors' compensation	293	272	504	523
Taxes other than income	295	49	1,237	543
Intangible asset amortization	2,472	215	5,007	440
Merger-related expenses	968	1,135	2,617	1,807
Restructuring expenses	—	—	91	—
Other operating expenses	2,664	1,496	5,599	2,846
Total noninterest expenses	37,614	22,639	75,790	45,108
Income before income tax expense	24,704	9,824	47,467	20,568
Income tax expense	5,256	2,086	9,968	4,299
Net income	$19,448	$7,738	$37,499	$16,269

Per share information:
Basic earnings per share	$1.01	$0.74	$1.96	$1.57
Diluted earnings per share	1.01	0.73	1.94	1.55
Dividends paid per share	0.26	0.20	0.52	0.40
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income	$19,448	$7,738	$37,499	$16,269
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on securities available for sale arising during the period	(132)	(93)	3,752	(1,769)
Reclassification adjustment for gains (losses) on securities available for sale realized in net income	—	—	—	—
Net unrealized (losses) gains on securities available for sale	(132)	(93)	3,752	(1,769)
Tax effect	30	21	(854)	395
Total other comprehensive (loss) income, net of tax and reclassification adjustments on securities available for sale	(102)	(72)	2,898	(1,374)
Unrealized (losses) gains on interest rate swaps used in cash flow hedges	(458)	434	(1,374)	1,862
Reclassification adjustment for (losses) gains realized in net income	—	—	—	—
Net unrealized (losses) gains on interest rate swaps used in cash flow hedges	(458)	434	(1,374)	1,862
Tax effect	105	(98)	313	(416)
Total other comprehensive (loss) income, net of tax and reclassification adjustments on interest rate swaps used in cash flow hedges	(353)	336	(1,061)	1,446
Total other comprehensive (loss) income, net of tax and reclassification adjustments	(455)	264	1,837	72
Total comprehensive income	$18,993	$8,002	$39,336	$16,341
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended June 30, 2025
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, April 1, 2025	$1,026	$421,445	$139,547	$(24,024)	$(5,058)	$532,936
Net income	—	—	19,448	—	—	19,448
Total other comprehensive loss, net of taxes	—	—	—	(455)	—	(455)
Cash dividends ($0.26 per share)	—	—	(5,072)	—	—	(5,072)
Share-based compensation plans:
8,214 net common shares acquired and 34,407 net treasury shares issued, including compensation expense totaling $1,286	—	904	—	—	687	1,591
Balance, June 30, 2025	$1,026	$422,349	$153,923	$(24,479)	$(4,371)	$548,448

	Six Months Ended June 30, 2025
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2025	$1,027	$423,274	$126,540	$(26,316)	$(7,843)	$516,682
Net income	—	—	37,499	—	—	37,499
Total other comprehensive income, net of taxes	—	—	—	1,837	—	1,837
Cash dividends ($0.52 per share)	—	—	(10,116)	—	—	(10,116)
Share-based compensation plans:
9,514 net common shares acquired and 155,382 net treasury shares issued, including compensation expense totaling $2,644	(1)	(925)	—	—	3,472	2,546
Balance, June 30, 2025	$1,026	$422,349	$153,923	$(24,479)	$(4,371)	$548,448

	Three Months Ended June 30, 2024
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, April 1, 2024	$583	$187,267	$124,075	$(28,668)	$(11,575)	$271,682
Net income	—	—	7,738	—	—	7,738
Total other comprehensive income, net of taxes	—	—	—	264	—	264
Cash dividends ($0.20 per share)	—	—	(2,143)	—	—	(2,143)
Share-based compensation plans:
1,952 net common shares acquired and 17,100 net treasury shares issued, including compensation expense totaling $864	—	457	—	—	408	865
Payment for fractional shares of common stock pursuant to merger	—	(30)	—	—	—	(30)
Balance, June 30, 2024	$583	$187,694	$129,670	$(28,404)	$(11,167)	$278,376

	Six Months Ended June 30, 2024
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2024	$583	$189,027	$117,667	$(28,476)	$(13,745)	$265,056
Net income	—	—	16,269	—	—	16,269
Total other comprehensive income, net of taxes	—	—	—	72	—	72
Cash dividends ($0.40 per share)	—	—	(4,266)	—	—	(4,266)
Share-based compensation plans:
3,330 net common shares acquired and 111,165 net treasury shares issued, including compensation expense totaling $1,831	—	(1,303)	—	—	2,578	1,275
Payment for fractional shares of common stock pursuant to merger	—	(30)	—	—	—	(30)
Balance, June 30, 2024	$583	$187,694	$129,670	$(28,404)	$(11,167)	$278,376

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Six Months Ended
(Dollars in thousands)	June 30, 2025	June 30, 2024
Cash flows from operating activities
Net income	$37,499	$16,269
Adjustments to reconcile net income to net cash provided by operating activities:
Net (discount accretion) premium amortization	(11,949)	836
Depreciation and amortization expense	7,892	2,136
(Recovery of) Provision for credit losses - loans	(345)	1,233
Recovery of credit losses - unfunded loan commitments	(100)	(123)
Share-based compensation	2,644	1,831
Gains on sales of loans originated for sale	(557)	(427)
Fair value adjustments on loans held for sale	(27)	(31)
Mortgage loans originated for sale	(27,812)	(16,472)
Proceeds from sales of loans originated for sale	29,804	21,184
Net gain on sale of OREO and premises held for sale	(119)	—
Net gain on disposal of premises and equipment	(18)	—
Deferred income tax expense	6,108	321
Investment securities (gains) losses	(21)	17
Net losses (gains) on derivatives	393	(168)
Income from life insurance	(2,600)	(1,280)
Decrease (increase) in accrued interest receivable and other assets	3,641	(2,752)
Decrease in accrued interest payable and other liabilities	(9,520)	(3,799)
Other, net	517	328
Net cash provided by operating activities	35,430	19,103
Cash flows from investing activities
Maturities, repayments and calls of AFS securities	39,330	31,841
Purchases of AFS securities	(89,663)	(50,289)
Net (purchases) redemptions of restricted investments in bank stocks	(972)	845
Net decrease (increase) in loans	10,596	(51,088)
Investment in limited partnerships	(1,059)	(4,521)
Purchases of bank premises and equipment	(3,105)	(100)
Proceeds from disposal of OREO and premises held for sale	2,182	—
Proceeds from disposal of premises and equipment	18	—
Other	(15)	—
Net cash used in investing activities	(42,688)	(73,312)
Cash flows from financing activities
Net (decrease) increase in deposits	(107,178)	144,070
Net increase (decrease) in borrowings with original maturities less than 90 days	40,184	(17,660)
Payments on FHLB advances with original maturities greater than 90 days	(15,000)	—
Dividends paid	(10,116)	(4,266)
Acquisition of treasury stock	(65)	—
Shares repurchased as treasury stock for employee taxes associated with restricted stock vesting	(478)	(637)
Proceeds from issuance of employee stock purchase plan shares	66	80
Other	348	(30)
Net cash (used in) provided by financing activities	(92,239)	121,557
Net (decrease) increase in cash and cash equivalents	(99,497)	67,348
Cash and cash equivalents at beginning of period	248,874	65,161
Cash and cash equivalents at end of period	$149,377	$132,509

	Six Months Ended
	June 30, 2025	June 30, 2024
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$52,645	$33,044
Income taxes	300	4,625
Supplemental schedule of noncash activities:
Lease liabilities arising from obtaining ROU assets	2,010	—
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
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of Orrstown Financial Services, Inc. and its wholly owned subsidiary, the Bank. The Company has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, SEC rules that permit reduced disclosure for interim periods and Article 10 of Regulation S-X. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements. There have been no material changes to the Company's significant accounting policies for the three and six months ended June 30, 2025. The December 31, 2024 consolidated balance sheet information contained in this Quarterly Report on Form 10-Q was derived from the Company's 2024 audited consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications have been made to prior years' amounts to conform with current year classifications. These reclassifications did not have a material impact on the Company's consolidated financial condition, results of operations or statement of consolidated cash flows.
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
Acquisition Accounting
The Company accounts for its mergers and acquisitions using the acquisition method of accounting under the provisions of the FASB ASC Topic 805, Business Combinations ("805"). Under ASC 805, all of the assets acquired and liabilities assumed in a business combination are recognized at their acquisition-date fair value, while transaction costs and restructuring costs associated with the business combination are expensed as incurred. The determination of fair values involves significant judgment regarding methods and assumptions, including discount rates, future expected cash flows, market conditions and other future events. The excess of the merger consideration over the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill. The results of operations of the acquired entity are included in the consolidated statements of income from the acquisition date. In accordance with business combination accounting guidance, for the Merger, the Company reviewed and evaluated the fair values of the assets and liabilities acquired for the permissible period of up to one year following the merger date of July 1, 2024. Any such adjustments were recorded to goodwill and are reflected in the unaudited condensed statements of financial condition at June 30, 2025.
Allowance for Credit Losses - Loans
The Company accounts for the ACL in accordance with ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The current expected credit losses accounting standard commonly referred to as "CECL" requires an organization to measure all expected credit losses over the contractual term for financial assets measured at amortized cost, including loan receivables and held-to-maturity securities, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The CECL methodology also applies to off-balance sheet credit exposures not accounted for as insurance (e.g., loan commitments, standby letters of credit, financial guarantees and other similar instruments), net investments in leases recognized by a lessor in accordance with ASC Topic 842 on leases and AFS debt securities.
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
Following its merger with Codorus Valley, the Company evaluated and classified the acquired loans as PCD if the loans had experienced more-than-insignificant credit deterioration since origination or as non-PCD if the loans had not experienced a more-than-insignificant amount of credit deterioration since origination. PCD loans included loans on nonaccrual status, loans with historical delinquency since loan origination or having a risk rating of watch, special mention, substandard, doubtful or loss based on the Company's internal risk rating system. At acquisition, the fair value of the PCD loans was recorded to the ACL, but not as a charge to the provision for credit losses in the consolidated statements of operations. The initial allowance was instead established by grossing up the amortized cost of the PCD loan. Subsequent to the acquisition, changes in the expected credit losses on PCD loans were recorded to the provision for credit losses. The ACL for non-PCD loans was recorded to the provision for credit losses in the same period as the acquisition.

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
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require updates to the disclosures of the income tax rate reconciliation and income taxes paid. The income tax rate reconciliation will require expanded disclosure, using percentages and reporting currency amounts, to include specific categories, including state and local income tax, net of the federal income tax effect, tax credits and nontaxable and nondeductible items, with additional qualitative explanations of individually significant reconciling items. The amount of income taxes paid will require disaggregation by jurisdictional categories: federal, state and foreign. This guidance for income tax disclosures is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the updated guidance; however, management does not expect it will have a significant impact on its consolidated financial statements, but will require expanded disclosures.

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
•qualitative descriptions of amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and
•the total amount of selling expenses and, in annual reporting periods, the entity's definition of selling expenses.
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

PeoplesBank operated 22 full-service branches and eight limited purpose branches in Pennsylvania and Maryland. Following the Merger, Orrstown operated 51 branches as of July 1, 2024. On August 5, 2024, Orrstown announced the Bank intended to close six of its branches, including three branches owned by the Bank, for which the land and buildings were transferred to held-for-sale. These branch closures were completed in the fourth quarter of 2024. After these branch closures were completed, the Bank had 38 full-service branches and seven limited purpose branches.
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
The Company recorded goodwill of $49.4 million in connection with the Merger, which is not amortized for financial reporting purposes, but is subject to annual impairment testing. As permitted under GAAP, the Company has up to twelve months following the date of the Merger to finalize the fair values of the acquired assets and assumed liabilities related to the merger of Codorus Valley. During this measurement period, the Company could record subsequent adjustments to goodwill for provisional amounts recorded at the merger date. The Company recorded merger-related tax adjustments totaling $1.6 million, which increased goodwill to $51.0 million at June 30, 2025.

	Codorus Valley Book Value	Fair Value Adjustment	Codorus Valley Fair Value
	July 1, 2024		July 1, 2024
Total purchase price consideration			$233,437
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$45,290	$(31)	$45,259
Restricted investments in bank stocks	1,168	—	1,168
Securities available for sale	331,032	(4,532)	326,500
Loans, net of allowance for credit losses ("ACL")	1,715,761	(72,368)	1,643,393
Premises and equipment, net	17,553	6,551	24,104
Cash surrender value of life insurance	62,817	—	62,817
Accrued interest receivable	8,138	79	8,217
Goodwill	2,301	(2,301)	—
Other intangible assets, net	—	50,719	50,719
Deferred income tax asset, net	16,969	3,088	20,057
Other assets	21,024	(2,781)	18,243
Total identifiable assets acquired	2,222,053	(21,576)	2,200,477
Deposits	1,948,467	(3,218)	1,945,249
Securities sold under agreements to repurchase	7,943	—	7,943
FHLB advances and other borrowings	1,195	(803)	392
Subordinated notes and trust preferred debt	41,195	(4,983)	36,212
Other liabilities	25,030	3,241	28,271
Total liabilities assumed	2,023,830	(5,763)	2,018,067
Total identifiable net assets	$198,223	$(15,813)	$182,410
Goodwill			$51,027
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

NOTE 3. INVESTMENT SECURITIES
At June 30, 2025 and December 31, 2024, all investment securities were classified as AFS. The following table summarizes amortized cost and fair value of investment securities, the corresponding amounts of gross unrealized gains and losses recognized in AOCI and the ACL at June 30, 2025 and December 31, 2024:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2025
U.S. Treasury securities	$20,036	$—	$1,395	$—	$18,641
U.S. Government Agencies	2,375	76	—	—	2,451
States and political subdivisions	220,481	125	24,655	—	195,951
GSE residential MBSs	195,595	1,559	2,546	—	194,608
GSE commercial MBSs	7,386	119	16	—	7,489
GSE residential CMOs	342,909	3,401	5,561	—	340,749
Non-agency CMOs	42,775	182	1,661	—	41,296
Asset-backed	83,117	269	1,390	—	81,996
Corporate debt	1,941	36	—	—	1,977
Other	215	—	—	—	215
Totals	$916,830	$5,767	$37,224	$—	$885,373
December 31, 2024
U.S. Treasury securities	$20,043	$—	$1,980	$—	$18,063
U.S. Government Agencies	2,953	100	—	—	3,053
States and political subdivisions	220,418	10	20,400	—	200,028
GSE residential MBSs	155,793	52	4,297	—	151,548
GSE commercial MBSs	8,570	243	21	—	8,792
GSE residential CMOs	331,016	485	6,809	—	324,692
Non-agency CMOs	35,548	202	2,466	—	33,284
Asset-backed	88,450	655	1,002	—	88,103
Corporate debt	1,935	19	—	—	1,954
Other	194	—	—	—	194
Totals	$864,920	$1,766	$36,975	$—	$829,711

The following table summarizes investment securities with unrealized losses at June 30, 2025 and December 31, 2024, aggregated by major investment security type and the length of time in a continuous unrealized loss position.

	Less Than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
June 30, 2025
U.S. Treasury securities	—	$—	$—	3	$18,641	$1,395	3	$18,641	$1,395
States and political subdivisions	4	1,019	18	42	184,057	24,637	46	185,076	24,655
GSE residential MBSs	4	16,964	31	12	33,561	2,515	16	50,525	2,546
GSE commercial MBS	2	1,308	16	—	—	—	2	1,308	16
GSE residential CMOs	14	74,438	567	22	103,306	4,994	36	177,744	5,561
Non-agency CMOs	3	16,914	165	4	16,686	1,496	7	33,600	1,661
Asset-backed	6	27,372	181	9	41,646	1,209	15	69,018	1,390
Totals	33	$138,015	$978	92	$397,897	$36,246	125	$535,912	$37,224
December 31, 2024
U.S. Treasury securities	—	$—	$—	3	$18,063	$1,980	3	$18,063	$1,980
States and political subdivisions	13	10,080	131	42	189,448	20,269	55	199,528	20,400
GSE residential MBSs	68	85,836	1,117	15	55,579	3,180	83	141,415	4,297
GSE commercial MBS	3	2,963	21	—	—	—	3	2,963	21
GSE residential CMOs	52	158,439	729	15	56,443	6,080	67	214,882	6,809
Non-agency CMOs	2	8,816	218	4	16,636	2,248	6	25,452	2,466
Asset-backed	4	11,964	17	9	44,130	985	13	56,094	1,002
Totals	142	$278,098	$2,233	88	$380,299	$34,742	230	$658,397	$36,975
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
The Company did not record an ACL on the AFS securities at June 30, 2025 and December 31, 2024. As of these periods, the Company considers the unrealized losses on the AFS securities to be related to fluctuations in market conditions, primarily interest rates, and not reflective of deterioration in credit. In addition, the Company maintains that it has the intent and ability to hold these AFS securities until the amortized cost is recovered and it is more likely than not that any of AFS securities in an unrealized loss position would not be required to be sold. At June 30, 2025 and December 31, 2024, unrealized losses were due to market uncertainty resulting from inflation and higher interest rates from the time of the security purchase.
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
The Company does not intend to sell the aforementioned investment securities with unrealized losses and it is more likely than not that the Company will not be required to sell them before recovery of their amortized cost basis, which may be maturity. In addition, the unrealized losses are not credit related. Therefore, the Company has concluded that the unrealized losses for these investment securities do not require an ACL at June 30, 2025.
The following table summarizes amortized cost and fair value of investment securities by contractual maturity at June 30, 2025. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	42,354	40,106
Due after five years through ten years	51,769	48,137
Due after ten years	150,925	130,992
CMOs and MBSs	588,665	584,142
Asset-backed	83,117	81,996
Totals	$916,830	$885,373
The following table summarizes proceeds from sales of investment securities and gross gains and gross losses for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Proceeds from sale of investment securities	$—	$—	$—	$—
Gross gains	8	—	21	—
Gross losses	—	12	—	17
During the three and six months ended June 30, 2025, the Company recorded a gain of $8 thousand and $21 thousand, respectively, compared to losses of $12 thousand and $17 thousand for the three and six months ended June 30, 2024 from mark-to-market activity on an equity security. During the three and six months ended June 30, 2025 and 2024, the Company did not sell any investment securities. Investment securities with a fair value of $706.1 million and $669.2 million at June 30, 2025 and December 31, 2024, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.
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

The following table presents the loan portfolio by segment and class, excluding residential LHFS, at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Commercial real estate:
Owner occupied	$622,315	$633,567
Non-owner occupied	1,203,038	1,160,238
Multi-family	239,388	274,135
Non-owner occupied residential	165,479	179,512
Acquisition and development:
1-4 family residential construction	38,490	47,432
Commercial and land development	198,889	241,424
Agricultural	124,291	125,156
Commercial and industrial	487,063	451,384
Municipal	28,693	30,044
Residential mortgage:
First lien	469,569	460,297
Home equity - term	5,784	5,988
Home equity - lines of credit	305,968	303,561
Other - term(1)	25,384	—
Installment and other loans	17,028	18,476
Total loans	$3,931,379	$3,931,214

(1) Other - term includes property assessed clean energy ("PACE") loans with unearned income of $659 thousand at June 30, 2025.
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

The following table presents the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of June 30, 2025 and December 31, 2024. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan and payment activity. Residential mortgage, installment and other consumer loans are presented below based on payment performance: performing or nonperforming. Nonperforming includes substandard - individually evaluated loans.

	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$25,316	$53,095	$92,825	$103,923	$95,606	$164,634	$13,708	$603	$549,710
Special mention	—	1,965	134	15,582	15,012	8,935	—	—	41,628
Substandard - Non-IEL	—	731	1,515	9,964	4,001	7,403	1,654	71	25,339
Substandard - IEL	—	—	643	1,056	1,230	2,709	—	—	5,638
Total owner-occupied loans	$25,316	$55,791	$95,117	$130,525	$115,849	$183,681	$15,362	$674	$622,315
Current period gross charge offs - owner-occupied	$—	$—	$—	$183	$—	$3	$—	$—	$186
Non-owner occupied:
Risk rating
Pass	$65,988	$94,415	$139,525	$193,756	$317,288	$364,728	$2,352	$374	$1,178,426
Special mention	—	—	10,215	2,994	1,127	7,892	—	—	22,228
Substandard - Non-IEL	—	—	—	888	—	—	—	—	888
Substandard - IEL	—	—	—	153	—	1,343	—	—	1,496
Total non-owner occupied loans	$65,988	$94,415	$149,740	$197,791	$318,415	$373,963	$2,352	$374	$1,203,038
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family:
Risk rating
Pass	$3,875	$9,405	$8,449	$83,263	$52,725	$77,637	$1,630	$—	$236,984
Special mention	—	—	—	1,069	769	—	—	—	1,838
Substandard - Non-IEL	—	—	—	566	—	—	—	—	566
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total multi-family loans	$3,875	$9,405	$8,449	$84,898	$53,494	$77,637	$1,630	$—	$239,388
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied residential:
Risk rating
Pass	$213	$10,230	$19,512	$27,129	$27,688	$74,237	$841	$342	$160,192
Special mention	—	—	—	—	147	447	—	40	634
Substandard - Non-IEL	—	—	130	179	2,461	1,277	—	106	4,153
Substandard - IEL	—	—	—	202	129	169	—	—	500
Total non-owner occupied residential loans	$213	$10,230	$19,642	$27,510	$30,425	$76,130	$841	$488	$165,479
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$—	$—	$—	$—	$—	$—
continued

	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$19,431	$11,976	$3,347	$1,571	$1,137	$806	$—	$—	$38,268
Special mention	—	—	222	—	—	—	—	—	222
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total 1-4 family residential construction loans	$19,431	$11,976	$3,569	$1,571	$1,137	$806	$—	$—	$38,490
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and land development:
Risk rating
Pass	$2,285	$55,703	$44,027	$55,179	$9,153	$4,706	$8,005	$2,459	$181,517
Special mention	—	—	—	13,468	—	—	—	—	13,468
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	287	3,274	343	—	—	—	3,904
Total commercial and land development loans	$2,285	$55,703	$44,314	$71,921	$9,496	$4,706	$8,005	$2,459	$198,889
Current period gross charge offs - commercial and land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural
Risk rating
Pass	$6,100	$10,188	$13,504	$20,480	$18,510	$40,996	$11,897	$582	$122,257
Special mention	$—	$—	$—	$—	$—	$253	$99	$—	$352
Substandard - Non-IEL	$—	$82	$—	$454	$203	$—	$149	$—	$888
Substandard - IEL	$—	$—	$—	$794	$—	$—	$—	$—	$794
Total agricultural loans	$6,100	$10,270	$13,504	$21,728	$18,713	$41,249	$12,145	$582	$124,291
Current period gross charge offs - agricultural	$—	$—	$—	$—	$25	$6	$—	$—	$31
Commercial and Industrial:
Risk rating
Pass	$43,539	$82,781	$47,312	$52,004	$46,324	$26,644	$153,217	$10,624	$462,445
Special mention	—	3,872	3,446	229	48	24	3,382	60	11,061
Substandard - Non-IEL	—	—	1,178	139	1,640	92	5,578	2,664	11,291
Substandard - IEL	—	370	276	275	224	968	—	153	2,266
Total commercial and industrial loans	$43,539	$87,023	$52,212	$52,647	$48,236	$27,728	$162,177	$13,501	$487,063
Current period gross charge offs - commercial and industrial	$—	$—	$381	$175	$56	$100	$—	$—	$712
Municipal:
Risk rating
Pass	$1,190	$559	$—	$9,613	$2,842	$13,035	$—	$—	$27,239
Special mention	—	—	—	—	—	1,454	—	—	1,454
Total municipal loans	$1,190	$559	$—	$9,613	$2,842	$14,489	$—	$—	$28,693
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—
continued

	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Residential mortgage:
First lien:
Payment performance
Performing	$32,242	$63,103	$95,039	$98,608	$49,346	$125,717	$—	$—	$464,055
Nonperforming	—	673	566	—	247	4,028	—	—	5,514
Total first lien loans	$32,242	$63,776	$95,605	$98,608	$49,593	$129,745	$—	$—	$469,569
Current period gross charge offs - first lien	$—	$—	$—	$—	$—	$—	$—	$—	$—
Payment performance
Performing	$207	$347	$662	$1,000	$192	$3,220	$—	$—	$5,628
Nonperforming	87	—	—	36	—	33	—	—	156
Total home equity - term loans	$294	$347	$662	$1,036	$192	$3,253	$—	$—	$5,784
Current period gross charge offs - home equity - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$209,472	$94,190	$303,662
Nonperforming	—	—	—	—	—	—	1,985	321	2,306
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$211,457	$94,511	$305,968
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other - term
Payment performance
Performing	$—	$25,384	$—	$—	$—	$—	$—	$—	$25,384
Nonperforming	—	—	—	—	—	—	—	—	—
Total residential real estate - home equity - lines of credit loans	$—	$25,384	$—	$—	$—	$—	$—	$—	$25,384
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$—	$—	$—	$—
Installment and other loans:
Payment performance
Performing	$802	$1,290	$2,002	$1,580	$547	$358	$10,396	$41	$17,016
Nonperforming	—	—	3	—	—	9	—	—	12
Total Installment and other loans	$802	$1,290	$2,005	$1,580	$547	$367	$10,396	$41	$17,028
Current period gross charge offs - installment and other	$171	$234	$—	$3	$2	$8	$50	$—	$468

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$55,068	$86,255	$106,696	$112,278	$31,495	$155,543	$14,653	$280	$562,268
Special mention	—	1,674	18,563	1,895	7,946	5,422	165	—	35,665
Substandard - Non-IEL	—	694	14,572	4,204	2,477	4,899	4,510	—	31,356
Substandard - IEL	—	9	—	1,110	245	2,914	—	—	4,278
Total owner-occupied loans	$55,068	$88,632	$139,831	$119,487	$42,163	$168,778	$19,328	$280	$633,567
Current period gross charge offs - owner-occupied	$—	$217	$13	$313	$—	$12	$—	$—	$555
Non-owner occupied:
Risk rating
Pass	$82,441	$146,020	$193,131	$326,586	$123,646	$256,212	$2,335	$—	$1,130,371
Special mention	—	10,081	2,985	334	7,920	1,919	—	—	23,239
Substandard - Non-IEL	482	—	1,049	—	1,043	2,588	—	—	5,162
Substandard - IEL	—	—	—	—	—	1,466	—	—	1,466
Total non-owner occupied loans	$82,923	$156,101	$197,165	$326,920	$132,609	$262,185	$2,335	$—	$1,160,238
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$65	$—	$—	$65
Multi-family:
Risk rating
Pass	$7,269	$12,679	$105,883	$54,028	$30,968	$54,676	$1,351	$—	$266,854
Special mention	—	—	1,094	—	—	—	—	—	1,094
Substandard - Non-IEL	—	—	571	4,658	—	237	—	—	5,466
Substandard - IEL	—	—	—	—	—	721	—	—	721
Total multi-family loans	$7,269	$12,679	$107,548	$58,686	$30,968	$55,634	$1,351	$—	$274,135
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$7	$—	$—	$7
Non-owner occupied residential:
Risk rating
Pass	$9,322	$22,771	$29,681	$29,729	$19,410	$64,851	$1,257	$—	$177,021
Special mention	—	—	—	147	42	478	39	—	706
Substandard - Non-IEL	—	—	166	133	—	1,311	—	—	1,610
Substandard - IEL	—	—	43	—	—	132	—	—	175
Total non-owner occupied residential loans	$9,322	$22,771	$29,890	$30,009	$19,452	$66,772	$1,296	$—	$179,512
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$29	$—	$—	$—	$—	$29
continued

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$30,908	$7,079	$2,295	$598	$935	$762	$3,921	$—	$46,498
Special mention	74	717	—	—	—	143	—	—	934
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total 1-4 family residential construction loans	$30,982	$7,796	$2,295	$598	$935	$905	$3,921	$—	$47,432
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and land development:
Risk rating
Pass	$60,420	$57,563	$74,893	$14,107	$372	$6,928	$7,280	$—	$221,563
Special mention	734	—	4,557	998	1,841	3,451	—	—	11,581
Substandard - Non-IEL	2,966	1,656	—	—	—	—	—	—	4,622
Substandard - IEL	—	18	3,282	358	—	—	—	—	3,658
Total commercial and land development loans	$64,120	$59,237	$82,732	$15,463	$2,213	$10,379	$7,280	$—	$241,424
Current period gross charge offs - commercial and land development	$—	$23	$—	$—	$—	$—	$—	$—	$23
Agricultural
Risk rating
Pass	$14,663	$14,507	$21,782	$19,486	$10,463	$28,095	$13,891	$164	$123,051
Special mention	—	—	—	25	—	902	161	—	1,088
Substandard - Non-IEL	—	—	13	—	—	207	—	—	220
Substandard - IEL	—	—	797	—	—	—	—	—	797
Total agricultural loans	$14,663	$14,507	$22,592	$19,511	$10,463	$29,204	$14,052	$164	$125,156
Current period gross charge offs - agricultural	$—	$1	$—	$18	$—	$18	$1	$—	$38
Commercial and Industrial:
Risk rating
Pass	$82,924	$55,109	$53,482	$49,937	$15,405	$17,215	$137,379	$2,768	$414,219
Special mention	485	2,000	2,477	293	2	23	10,516	—	15,796
Substandard - Non-IEL	—	1,037	2,547	3,409	—	490	8,386	—	15,869
Substandard - IEL	409	2,772	140	191	884	921	183	—	5,500
Total commercial and industrial loans	$83,818	$60,918	$58,646	$53,830	$16,291	$18,649	$156,464	$2,768	$451,384
Current period gross charge offs - commercial and industrial	$—	$335	$212	$60	$1,739	$60	$571	$—	$2,977
Municipal:
Risk rating
Pass	$1,565	$—	$10,006	$3,124	$269	$15,080	$—	$—	$30,044
Total municipal loans	$1,565	$—	$10,006	$3,124	$269	$15,080	$—	$—	$30,044
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—
continued

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Residential mortgage:
First lien:
Payment performance
Performing	$62,970	$101,901	$103,347	$52,420	$25,303	$109,113	$—	$—	$455,054
Nonperforming	672	308	241	483	218	3,321	—	—	5,243
Total first lien loans	$63,642	$102,209	$103,588	$52,903	$25,521	$112,434	$—	$—	$460,297
Current period gross charge offs - first lien	$—	$—	$—	$—	$—	$2	$—	$—	$2
Home equity - term:
Payment performance
Performing	$395	$752	$1,040	$201	$462	$3,068	$—	$—	$5,918
Nonperforming	—	—	36	—	—	34	—	—	70
Total home equity - term loans	$395	$752	$1,076	$201	$462	$3,102	$—	$—	$5,988
Current period gross charge offs - home equity - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$200,886	$100,331	$301,217
Nonperforming	—	—	—	—	—	—	2,048	296	2,344
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$202,934	$100,627	$303,561
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$—	$63	$—	$63
Other - term
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$—	$—	$—
Nonperforming	—	—	—	—	—	—	—	—	—
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$—	$—	$—
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$—	$—	$—	$—
Installment and other loans:
Payment performance
Performing	$2,197	$2,764	$2,209	$830	$119	$496	$9,817	$19	$18,451
Nonperforming	9	3	—	—	—	13	—	—	25
Total Installment and other loans	$2,206	$2,767	$2,209	$830	$119	$509	$9,817	$19	$18,476
Current period gross charge offs - installment and other	$209	$12	$—	$32	$—	$33	$21	$—	$307

For commercial real estate, acquisition and development, commercial and industrial and municipal segments, a loan is evaluated individually when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining expected credit losses, and whether the loan will be individually evaluated, include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not individually evaluated. Generally, loans that are more than 90 days past due will be individually evaluated for a specific reserve. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed to determine if the loan should be placed on nonaccrual status. Similarly, residential mortgage loans are individually evaluated if payment of the contractual principal balance is in doubt or if principal or interest have been in default for a period of 90 days or more, unless the loan is both well secured and is in process of collection. Nonaccrual loans are, by definition, deemed to be individually evaluated under CECL. A specific reserve allocation for individually evaluated loans is measured on a loan-by-loan basis by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. For loans that are experiencing financial difficulty for extended periods of time, periodic updates on fair values are obtained, which may include updated appraisals. Updated fair values are incorporated into the analysis in the next reporting period.
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
At June 30, 2025 and December 31, 2024, the Company’s individually evaluated loans were measured based on the estimated fair value of the collateral securing the loan, except for purchased auto loans on nonaccrual status and accruing loans accounted for as TDRs prior to the adoption of ASU 2022-02. For real estate loans, collateral generally consists of commercial or residential real estate, but in the case of commercial and industrial loans, it could also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
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
The following table presents the amortized cost basis of nonaccrual loans, according to loan class, with and without reserves on individually evaluated loans as of June 30, 2025 and December 31, 2024. The Company did not recognize interest income on nonaccrual loans during the three and six months ended June 30, 2025 and 2024.

	June 30, 2025				December 31, 2024
	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing
Commercial real estate:
Owner-occupied	$228	$5,410	$5,638	$—	$232	$4,046	$4,278	$—
Non-owner occupied	—	1,496	1,496	145	—	1,466	1,466	—
Multi-family	—	—	—	—	—	721	721	237
Non-owner occupied residential	—	500	500	136	—	175	175	—
Acquisition and development:
Commercial and land development	3,005	899	3,904	—	3,282	376	3,658	—
Agricultural	—	794	794	—	—	797	797	—
Commercial and industrial	1,409	857	2,266	1	2,822	2,678	5,500	113
Residential mortgage:
First lien	—	5,351	5,351	612	—	5,077	5,077	243
Home equity – term	—	156	156	—	36	34	70	18
Home equity – lines of credit	—	2,306	2,306	70	—	2,344	2,344	30
Other - term	—	—	—	348	—	—	—	—
Installment and other loans	12	—	12	—	15	10	25	—
Total	$4,654	$17,769	$22,423	$1,312	$6,387	$17,724	$24,111	$641
A loan is considered to be collateral-dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral. At June 30, 2025 and December 31, 2024, substantially all individually evaluated loans were collateral-dependent and consisted primarily of commercial real estate, acquisition and development and residential mortgage loans, which were primarily secured by commercial or residential real estate.

The following table presents the amortized cost basis of collateral-dependent individually evaluated loans by class as of June 30, 2025 and December 31, 2024:

	Type of Collateral
June 30, 2025	Business Assets	Commercial Real Estate	Equipment	Land	Residential Real Estate	Other	Total
Commercial real estate:
Owner occupied	$—	$5,638	$—	$—	$—	$—	$5,638
Non-owner occupied	—	1,496	—	—	—	—	1,496
Non-owner occupied residential	—	446	—	—	54	—	500
Acquisition and development:
Commercial and land development	—	3,904	—	—	—	—	3,904
Agricultural	—	—	11	783	—	—	794
Commercial and industrial	1,112	—	1,159	—	—	—	2,271
Residential mortgage:
First lien	—	—	—	—	5,145	—	5,145
Home equity - term	—	—	—	—	156	—	156
Home equity - lines of credit	—	—	—	—	2,306	—	2,306
Installment and other loans	—	—	3	—	—	—	3
Total	$1,112	$11,484	$1,173	$783	$7,661	$—	$22,213
December 31, 2024
Commercial real estate:
Owner occupied	$—	$4,269	$—	$—	$—	$—	$4,269
Non-owner occupied	—	1,463	—	—	—	—	1,463
Multi-family	—	721	—	—	—	—	721
Non-owner occupied residential	—	175	—	—	—	—	175
Acquisition and development:
Commercial and land development	—	3,381	—	277	—	—	3,658
Agricultural	—	—	—	797	—	—	797
Commercial and industrial	1,919	—	3,515	—	—	—	5,434
Residential mortgage:
First lien	—	—	—	—	5,007	—	5,007
Home equity - term	—	—	—	—	70	—	70
Home equity - lines of credit	—	—	—	—	2,344	—	2,344
Installment and other loans	—	—	3	—	—	9	12
Total	$1,919	$10,009	$3,518	$1,074	$7,421	$9	$23,950

The Company may modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, interest rate reduction or an other-than-insignificant payment delay. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL. The Company may also provide multiple types of modifications on an individual loan. During the three and six months ended June 30, 2025, the Company extended modifications to one and four borrowers, respectively, experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan. The Company did not extend modifications to borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan during the three and six months ended June 30, 2024. For loans previously modified to borrowers experiencing financial difficulty, there are FDMs totaling $329 thousand that were 90 days or more past due and accruing. The Company had committed to lend additional amounts to one commercial client, who was experiencing financial difficulty, with a loan previously modified that was a FDM. At June 30, 2025, the total commitment was $350 thousand and the outstanding loan balance was $99 thousand.
The following tables presents the amortized cost of loans at June 30, 2025 that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2025, by loan class and by type of modification. The percentage of the amortized cost of loans that were modified to borrowers experiencing difficulty as compared to the amortized cost of loan class is also presented below.

Three Months Ended June 30, 2025	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reductions	Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	$—	$—	$726	$—	$—	$—	0.12%

Six Months Ended June 30, 2025
Commercial real estate:
Owner-occupied	—	—	726	—	—	—	0.12%
Acquisition and development:
Commercial and land development	—	—	5,016	—	—	—	2.52%
Total:	—	—	5,742	—	—	—
The Company monitors the performance of the modified loans to borrowers experiencing financial difficulty to determine the effectiveness of its modification efforts. The following table presents the performance of the loans modified during the six months ended June 30, 2025, which includes loans that remain on nonaccrual status:

June 30, 2025	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Non-Accrual
Commercial real estate:
Owner-occupied	$726	$—	$—	$—	$726	$—
Acquisition and development:
Commercial and land development	4,747	—	—	—	4,747	269
Total:	5,473	—	—	—	5,473	269
The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the six months ended June 30, 2025:

June 30, 2025	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in years)
Commercial real estate:
Owner-occupied	$—	—%	1.0
Acquisition and development:
Commercial and land development	—	—%	0.3

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due by aggregating loans based on its delinquencies. The following table presents the classes of the loan portfolio summarized by aging categories at June 30, 2025 and December 31, 2024:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due	Total Loans
June 30, 2025
Commercial real estate:
Owner occupied	$2,177	$1,277	$1,397	$4,851	$617,464	$622,315
Non-owner occupied	99	—	145	244	1,202,794	1,203,038
Multi-family	41	—	—	41	239,347	239,388
Non-owner occupied residential	689	—	364	1,053	164,426	165,479
Acquisition and development:
1-4 family residential construction	—	—	—	—	38,490	38,490
Commercial and land development	—	92	3,275	3,367	195,522	198,889
Agricultural	70	—	845	915	123,376	124,291
Commercial and industrial	330	120	1,188	1,638	485,425	487,063
Municipal	—	—	—	—	28,693	28,693
Residential mortgage:
First lien	483	2,456	3,266	6,205	463,364	469,569
Home equity - term	8	18	156	182	5,602	5,784
Home equity - lines of credit	2,111	1,189	1,292	4,592	301,376	305,968
Other - term	—	—	348	348	25,036	25,384
Installment and other loans	336	28	2	366	16,662	17,028
	$6,344	$5,180	$12,278	$23,802	$3,907,577	$3,931,379

December 31, 2024
Commercial real estate:
Owner occupied	$1,753	$2,070	$1,433	$5,256	$628,311	$633,567
Non-owner occupied	1,251	148	72	1,471	1,158,767	1,160,238
Multi-family	124	—	237	361	273,774	274,135
Non-owner occupied residential	1,383	115	65	1,563	177,949	179,512
Acquisition and development:
1-4 family residential construction	1,540	532	—	2,072	45,360	47,432
Commercial and land development	818	—	3,301	4,119	237,305	241,424
Agricultural	466	845	—	1,311	123,845	125,156
Commercial and industrial	410	280	4,459	5,149	446,235	451,384
Municipal	237	—	—	237	29,807	30,044
Residential mortgage:
First lien	17,534	4,827	2,822	25,183	435,114	460,297
Home equity - term	37	69	18	124	5,864	5,988
Home equity - lines of credit	3,612	318	1,208	5,138	298,423	303,561
Installment and other loans	94	11	12	117	18,359	18,476
	$29,259	$9,215	$13,627	$52,101	$3,879,113	$3,931,214

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
All factors noted above were deemed appropriate at June 30, 2025. During the first quarter of 2025, a qualitative factor was added at a minor level for Other External Factors for all loan classes due to the uncertainty created within the global and domestic markets from changes in U.S. economic policy, including the recently implemented tariffs. During the second quarter of 2025, this qualitative factor was removed for all loan classes as the impact from the changes in U.S. economic policy was then reflected in the macroeconomic conditions within quantitative ACL model. In addition, the Economic Conditions qualitative factor was added at a minor level and the Delinquency and Classified Loan Trends qualitative factor was added at a moderate level for the residential senior liens loan class and the Delinquency and Classified Loan Trends qualitative factor was added at a moderate level for the home equity loan class. An adjustment to the Economic Conditions qualitative factor was based on current market interest rates and prepayment speeds, and the adjustment to Delinquency and Classified Loan Trends was based on delinquencies and downgrades within the aforementioned loan classes.
The following table presents the activity in the ACL for the three and six months ended June 30, 2025 and 2024:

	Commercial						Consumer
	Commercial Real Estate	Acquisition and Development	Agricultural	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Total
Three Months Ended
June 30, 2025
Balance, beginning of period	$25,893	$6,150	$163	$7,362	$427	$39,995	$7,312	$497	$7,809	$47,804
Provision for credit losses	377	(566)	3	29	(42)	(199)	223	185	408	209
Charge-offs	(111)	—	(6)	(195)	—	(312)	—	(192)	(192)	(504)
Recoveries	4	1	—	288	—	293	68	28	96	389
Balance, end of period	$26,163	$5,585	$160	$7,484	$385	$39,777	$7,603	$518	$8,121	$47,898
June 30, 2024
Balance, beginning of period	$17,975	$2,233	$393	$4,996	$164	$25,761	$3,193	$211	$3,404	$29,165
Provision for loan losses	236	423	—	267	(3)	923	(126)	15	(111)	812
Charge-offs	(12)	(23)	—	(14)	—	(49)	(50)	(65)	(115)	(164)
Recoveries	4	1	—	10	—	15	6	30	36	51
Balance, end of period	$18,203	$2,634	$393	$5,259	$161	$26,650	$3,023	$191	$3,214	$29,864

Six Months Ended
June 30, 2025
Balance, beginning of period	$29,551	$6,601	$110	$6,190	$320	$42,772	$5,240	$677	$5,917	$48,689
Provision for credit losses	(3,210)	(1,018)	81	1,265	65	(2,817)	2,221	251	2,472	(345)
Charge-offs	(186)	—	(31)	(712)	—	(929)	—	(468)	(468)	(1,397)
Recoveries	8	2	—	741	—	751	142	58	200	951
Balance, end of period	$26,163	$5,585	$160	$7,484	$385	$39,777	$7,603	$518	$8,121	$47,898
June 30, 2024
Balance, beginning of period	$17,873	$2,241	$437	$5,369	$157	$26,077	$2,424	$201	$2,625	$28,702
Provision for loan losses	314	414	(44)	(150)	4	538	637	58	695	1,233
Charge-offs	(12)	(23)	—	(60)	—	(95)	(50)	(118)	(168)	(263)
Recoveries	28	2	—	100	—	130	12	50	62	192
Balance, end of period	$18,203	$2,634	$393	$5,259	$161	$26,650	$3,023	$191	$3,214	$29,864
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
The following table summarizes the Company's operating leases at June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Operating lease ROU assets	$14,370	$13,438
Operating lease ROU liabilities	15,189	14,270
Weighted-average remaining lease term (in years)	15.4	15.6
Weighted-average discount rate	4.9%	4.8%

The following table summarizes the Company's finance lease at June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Financing lease assets	$331	$362
Weighted-average remaining lease term (in years)	4.7	5.2
Weighted-average discount rate	5.0%	5.0%
The following table presents information related to the Company's operating leases for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Cash paid for operating lease liabilities	$395	$336	$788	$671
Cash paid for finance lease liabilities	20	n/a	39	n/a
Operating lease expense	274	355	1,130	711
The following table presents expected future maturities of the Company's operating lease liabilities as of June 30, 2025:

2025	$808
2026	1,701
2027	1,737
2028	1,472
2029	1,393
Thereafter	15,446
22,557
Less: imputed interest	7,368
Total operating lease liabilities	$15,189
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
At both June 30, 2025 and December 31, 2024, goodwill was $69.8 million and $68.1 million, respectively. During 2024, $49.4 million of goodwill was added through the Merger with Codorus Valley. As permitted under GAAP, the Company had up to twelve months following the date of the merger to finalize the fair values of the acquired assets and assumed liabilities related to the merger of Codorus Valley. During this measurement period, the Company recorded subsequent adjustments totaling $1.6 million to goodwill for provisional amounts related to income taxes recorded at the merger date, which increased total goodwill from the Merger with Codorus Valley to $51.0 million.

	June 30, 2025	December 31, 2024
Balance, beginning of year	$68,106	$18,724
Acquired goodwill	—	49,382
Adjustments to acquired goodwill	1,645	—
Balance, end of period	$69,751	$68,106
Goodwill is not amortized, but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit. The Company conducted its last annual goodwill impairment test as of November 30, 2024 using generally accepted valuation methods. As a result of that impairment test, no goodwill impairment was identified. No changes occurred that would impact the results of that analysis through June 30, 2025. No impairment charges were recorded in the three and six months ended June 30, 2025 and 2024.

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
The following table presents changes in and components of other intangible assets for the three and six months ended June 30, 2025 and 2024. No impairment charges were recorded on other intangible assets during the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning of period	$45,230	$2,189	$47,765	$2,414
Adjustment to acquired customer list	(10)	—	(10)	—
Amortization expense	(2,472)	(215)	(5,007)	(440)
Balance, end of period	$42,748	$1,974	$42,748	$1,974
The following table presents the components of other identifiable intangible assets at June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible	$48,530	$14,928	$48,530	$10,911
Customer relationship intangibles	11,231	2,085	11,242	1,096
Total	$59,761	$17,013	$59,772	$12,007
The following table presents future estimated aggregate amortization expense for other identifiable intangible assets at June 30, 2025:

2025	$4,758
2026	8,585
2027	7,404
2028	6,226
2029	5,126
Thereafter	10,649
Total other identifiable intangible assets	$42,748
NOTE 7. SHARE-BASED COMPENSATION PLANS
The Company maintains two share-based compensation plans: the 2011 Stock Incentive Plan (the "2011 Plan") and the 2025 Stock Incentive Plan (the "2025 Plan"). The purpose of the share-based compensation plans is to provide officers, employees, and non-employee members of the Board of Directors of the Company with additional incentive to further the success of the Company, and awards may consist of grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock units and performance shares. All employees and members of the Board of Directors of the Company and its subsidiaries are eligible to participate in the Company's share-based compensation plans. The Company's share-based compensation plans allow for the Compensation Committee of the Board of Directors to determine the type of incentive to be awarded, its term, manner of exercise, vesting and restrictions on shares. Generally, awards are nonqualified under the IRC, unless the awards are deemed to be incentive awards to employees at the Compensation Committee’s discretion.

At June 30, 2025, 440,000 shares of the Company's common stock were reserved for issuance under the 2025 Plan, of which 375,047 shares were available to be issued. No further shares will be issued under the 2011 Plan.
The following table presents a summary of nonvested restricted shares activity for the six months ended June 30, 2025:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares, beginning of year	264,328	$26.73
Granted	162,459	32.97
Forfeited	(10,331)	29.61
Vested	(44,268)	26.95
Nonvested shares, at period end	372,188	$29.35
The following table presents restricted share compensation expense, with tax benefit information, and fair value of shares vested, for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Restricted share award expense	$1,287	$864	$2,641	$1,809
Restricted share award tax benefit	270	181	555	380
Fair value of shares vested	30	578	1,506	3,466
The unrecognized compensation expense related to the share awards totaled $5.8 million at June 30, 2025 and $3.6 million at December 31, 2024. The unrecognized compensation expense at June 30, 2025 is expected to be recognized over a weighted-average period of 2.0 years.
The following table presents the summary of stock option activity as of June 30, 2025. The weighted average of remaining contractual term of shares exercisable is 1.3 years.

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2024	50,007	$23.13
Exercised	(20,766)	24.45
Outstanding at end of period	29,241	22.19
Fully vested and expected to vest	29,241	22.19
Exercisable, at period end	29,241	$22.19

The following table presents information about stock options exercised for the six months ended June 30, 2025:

June 30, 2025
Total intrinsic value of options exercised	$134
Cash received from options exercised	508
Tax benefit realized from stock options exercised	30
The Company maintains an employee stock purchase plan to provide employees of the Company with an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed the lesser of the IRS limit of $25,000 or 10% of their annual salary at the lower of 95% of the fair market value of the shares on the semi-annual offering date, or related purchase date. The purchases occur in March and September of each year. The Company reserved 350,000 shares of its common stock to be issued under the employee stock purchase plan. At June 30, 2025, 125,647 shares were available to be issued.

The following table presents information for the employee stock purchase plan for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Shares purchased	—	—	2,080	3,850
Weighted average price of shares purchased	$—	$—	$31.83	$20.67
Compensation expense recognized	—	—	$3	$22
The Company issues new shares or treasury shares, depending on market conditions, in its share-based compensation plans.
NOTE 8. DEPOSITS
The following table summarizes deposits by type at June 30, 2025 and December 31, 2024.

	2025	2024
Noninterest-bearing demand deposits	$918,263	$894,176
Interest-bearing demand deposits	1,204,060	1,154,761
Money market and savings	1,506,851	1,581,267
Time ($250,000 or less)	732,927	822,781
Time (over $250,000)	154,524	170,111
Total	$4,516,625	$4,623,096
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
At both June 30, 2025 and December 31, 2024, the Company had one interest rate swap designated as a cash flow hedge with a notional value of $75.0 million, which was a pay-fixed hedge for the purpose of hedging variable cash flows associated with the Company's borrowings. During the three and six months ended June 30, 2025, the Company did not enter into new interest rate swaps designated as cash flow hedges.
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
During the six months ended June 30, 2025, the Company terminated its three pay-fixed interest rate swaps with a total notional value of $100.0 million, which were on closed portfolio loans with the Bank's commercial clients. The Company recorded a gain from the termination of $129 thousand during the six months ended June 30, 2025, which was included in other noninterest income in the unaudited consolidated statements of income. There was no gain or loss recorded during the three months ended June 30, 2025. The interest rate swaps were designated as fair value hedges and allowed the Company to offer long-term fixed rate loans to commercial clients while mitigating the interest rate risk of a long-term asset by converting fixed rate interest payments to floating rate interest payments indexed to a synthetic U.S. SOFR rate. During the three and six months ended June 30, 2025, the Company did not enter into new interest rate swaps designated as fair value hedges.
The Company enters into interest rate swap agreements that allow its commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. In addition, the Company may enter into interest rate caps that allow its commercial loan customers to gain protection against significant interest rate increases and provide an upper limit, or cap, on the variable interest rate. The Company then enters into a corresponding swap or cap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps and interest rate caps with both the customers and third parties are not designated as hedges and are marked through earnings. At June 30, 2025, the Company had 81 customer and 81 corresponding third-party broker interest rate derivatives not designated as a hedging instrument with an aggregate notional amount of $910.9 million compared to $789.3 million in notional amount of such derivative instruments at December 31, 2024. During the three and six months ended June 30, 2025, the Company entered into seven and 16, respectively, new interest rate swaps with a commercial loan customer and recorded swap fee income of $669 thousand and $1.1 million, respectively. The Company entered into four and five, respectively, new interest rate swap and recorded $375 thousand and $574 thousand in swap fee income during the three and six months ended June 30, 2024. Swap fee income is included in other noninterest income in the unaudited condensed consolidated statements of income.
At June 30, 2025 and December 31, 2024, the Company had cash collateral of $7.1 million and $6.7 million with third parties for certain of these derivatives, respectively. At June 30, 2025 and December 31, 2024, the Company held cash collateral of $1.4 million and $8.3 million from a counterparty for these derivatives, respectively.
The Company also may enter into risk participation agreements with a financial institution counterparty for an interest rate derivative contract related to a loan in which the Company may be a participant or the agent bank. The risk participation agreement provides credit protection to the agent bank should the borrower fail to perform on its interest rate derivative contracts with the agent bank. The Company manages its credit risk on the risk participation agreement by monitoring the creditworthiness of the borrower, which is based on the same credit review process as though the Company had entered into the derivative instruments directly with the borrower. The notional amount of such risk participation agreement reflects the Company’s pro-rata share of the derivative instrument, consistent with its share of the related participated loan. At June 30, 2025 and December 31, 2024, the Company had five and six risk participation agreements with sold protection with a notional value of $39.7 million and $47.5 million, respectively. In addition, the Company had five risk participations with purchased protection with a notional value of $23.6 million and $23.7 million at June 30, 2025 and December 31, 2024, respectively. The Company did not enter into any risk participation agreements during the three and six months ended June 30, 2025. One risk participation with sold protection was terminated during the six months ended June 30, 2025. The Company did not terminate any risk participations during the three months ended June 30, 2025. During the six months ended June 30, 2024, the Company entered into two risk participation agreements with purchased protection. The Company did not enter into any new risk participations with purchased protection during the three months ended June 30, 2024.
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

The following table summarizes the fair value of the Company's derivative instruments at June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Cash flow hedge designation:
Interest rate swaps - FHLB advances	$75,000	Other liabilities	$(236)	$75,000	Other assets	$1,138
Fair value hedge designation:
Interest rate swaps - commercial loans	n/a	Other liabilities	n/a	100,000	Other liabilities	(252)
Total derivatives designated as hedging instruments			$(236)			$886

Derivatives not designated as hedging instruments:
Interest rate swaps	$449,698	Other assets	$14,716	$388,851	Other assets	$12,240
Interest rate swaps	449,698	Other liabilities	(15,111)	388,851	Other liabilities	(12,239)
Purchased options – rate cap	5,761	Other assets	1	5,813	Other assets	5
Written options – rate cap	5,761	Other liabilities	(1)	5,813	Other liabilities	(5)
Risk participations - sold credit protection	39,744	Other liabilities	(93)	47,545	Other liabilities	(79)
Risk participations - purchased credit protection	23,616	Other assets	64	23,726	Other assets	48
Interest rate lock commitments with customers	2,842	Other assets	55	679	Other assets	20
Forward sale commitments	5,085	Other liabilities	(11)	6,508	Other assets	24
Total derivatives not designated as hedging instruments			$(380)			$14
The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of June 30, 2025 and 2024.

	Carrying Amounts of Hedged Assets		Cumulative Amounts of Fair Value Hedging Adjustments Included in the Carrying Amounts of the Hedged Assets
	June 30,		June 30,
	2025	2024	2025	2024
Commercial loans	n/a	$100,000	$—	$(415)
The following tables summarize the effect of the Company's derivative financial instruments on OCI and net income for the three and six months ended June 30, 2025 and 2024:

	Amount of (Loss) Gain Recognized in OCI on Derivative		Amount of (Loss) Gain Recognized in OCI on Derivative
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Derivatives in cash flow hedging relationships:
Interest rate products	$(458)	$434	$(1,374)	$1,862

	Amount of Loss Reclassified from AOCI into Income		Amount of Loss Reclassified from AOCI into Income		Location of Loss Recognized from AOCI into Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Derivatives in cash flow hedging relationships:
Interest rate products	$—	$—	$—	$—	Interest income

	Amount of Gain Recognized in Income		Amount of (Loss) Gain Recognized in Income		Location of Gain Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Derivatives designated as hedging instruments
Fair value hedge designation:
Interest rate swaps - commercial loans (1)	$—	$5	$(1)	$8	Interest income on loans

Derivatives not designated as hedging instruments:
Interest rate products	$(144)	$27	$(396)	$71	Other operating expenses
Risk participation agreements	(2)	(8)	1	73	Other operating expenses
Interest rate lock commitments with customers	(58)	15	35	17	Mortgage banking activities
Forward sale commitments	(10)	5	(35)	7	Mortgage banking activities
Total derivatives not designated as hedging instruments	$(214)	$39	$(395)	$168
(1) Amount includes the net of the change in the fair value of the interest rate swaps hedging commercial loans and the change in the carrying value included in the hedged commercial loans.
The following table is a summary of components for interest rate swaps designated as hedging instruments at June 30, 2025 and December 31, 2024:

	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity in Years
June 30, 2025
Cash flow hedge designation:
Interest rate swaps - FHLB advances	3.49%	4.32%	2.8
December 31, 2024
Cash flow hedge designation:
Interest rate swaps - FHLB advances	3.49%	4.53%	3.3
Fair value hedge designation:
Interest rate swaps - commercial loans	4.12%	4.53%	2.7
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
The Company and the Bank met all capital adequacy requirements to which they are subject at June 30, 2025 and December 31, 2024. Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2025, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's classification.

The following table presents capital amounts and ratios at June 30, 2025 and December 31, 2024:

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2025
Total risk-based capital:
Orrstown Financial Services, Inc.	$575,116	13.3%	$453,178	10.5%	n/a	n/a
Orrstown Bank	572,326	13.3%	453,188	10.5%	$431,608	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	477,141	11.1%	366,859	8.5%	n/a	n/a
Orrstown Bank	522,681	12.1%	366,867	8.5%	345,286	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	469,331	10.9%	302,119	7.0%	n/a	n/a
Orrstown Bank	522,681	12.1%	302,126	7.0%	280,545	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	477,141	9.0%	212,180	4.0%	n/a	n/a
Orrstown Bank	522,681	9.8%	212,303	4.0%	265,379	5.0%
December 31, 2024
Total risk-based capital:
Orrstown Financial Services, Inc.	$543,170	12.4%	$458,593	10.5%	n/a	n/a
Orrstown Bank	539,929	12.4%	458,609	10.5%	$436,770	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	445,146	10.2%	371,242	8.5%	n/a	n/a
Orrstown Bank	490,029	11.2%	371,255	8.5%	349,416	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	437,456	10.0%	305,728	7.0%	n/a	n/a
Orrstown Bank	490,029	11.2%	305,739	7.0%	283,901	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	445,146	8.3%	215,375	4.0%	n/a	n/a
Orrstown Bank	490,029	9.1%	215,375	4.0%	269,219	5.0%
The Company maintains a stockholder dividend reinvestment and stock purchase plan. Under the plan, shareholders may purchase additional shares of the Company’s common stock at the prevailing market prices with reinvested dividends and voluntary cash payments. The Company reserved 1,045,000 shares of its common stock to be issued under the dividend reinvestment and stock purchase plan. At June 30, 2025, approximately 665,000 shares were available to be issued under the plan.
On June 20, 2025, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company could repurchase up to 500,000 shares of its outstanding common stock in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act, as amended. When and if appropriate, repurchases may be made in the open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. For the three and six months ended June 30, 2025, the Company repurchased 2,134 shares of its common stock. Common stock available for future repurchase totals 497,866 shares, or 2.5% of the Company's outstanding common stock at June 30, 2025.
On July 22, 2025, the Board of Directors declared a cash dividend of $0.27 per common share, which will be paid on August 12, 2025 to shareholders of record at August 5, 2025.

NOTE 11. EARNINGS PER SHARE
The following table presents earnings per share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(shares presented in the table are in thousands)	2025	2024	2025	2024
Net income	$19,448	$7,738	$37,499	$16,269
Weighted average shares outstanding - basic	19,173	10,393	19,165	10,371
Dilutive effect of share-based compensation	169	160	170	146
Weighted average shares outstanding - diluted	19,342	10,553	19,335	10,517
Per share information:
Basic earnings per share	$1.01	$0.74	$1.96	$1.57
Diluted earnings per share	1.01	0.73	1.94	1.55
For the three and six months ended June 30, 2025, there were average outstanding restricted award shares totaling 5,412 and 3,741 shares, respectively, compared to 2 and 775 shares for the three and six months ended June 30, 2024, respectively, excluded from the computation of earnings per share because the effect was antidilutive, as the grant price exceeded the average market price. The dilutive effect of share-based compensation in each period above relates to restricted stock awards and vested stock options assumed from the Merger.
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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The following table presents these contractual, or notional, amounts at June 30, 2025 and December 31, 2024.

	Contractual or Notional Amount
	June 30, 2025	December 31, 2024
Commitments to fund:
Home equity lines of credit	$543,842	$538,204
1-4 family residential construction loans	106,952	107,475
Commercial real estate, construction and land development loans	204,832	236,445
Commercial, industrial and other loans	599,659	706,783
Letters of credit	38,326	42,691
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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. The Company holds collateral supporting those commitments when deemed necessary by management. The liability at June 30, 2025 and December 31, 2024 for guarantees under standby letters of credit issued was not considered to be material.

The Company maintains a reserve on its off-balance sheet credit exposures, which totaled $2.4 million at June 30, 2025 and $2.5 million at December 31, 2024, respectively, and is recorded in other liabilities on the unaudited condensed consolidated balance sheets. The reserve is based on management's estimate of expected losses in its off-balance sheet credit exposures. The reserve specific to unfunded loan commitments is determined by applying utilization assumptions based on historical experience and applying the expected loss rates by loan class. The change in the reserve for off-balance sheet credit exposures is recorded as a provision or reduction to expense through the provision for credit losses in the unaudited condensed consolidated statements of income. The Company recorded a recovery of credit losses for off-balance sheet exposure of $100 thousand for the three and six months ended June 30, 2025. The Company recorded no provision for credit losses for the three months ended June 30, 2024. For the six months ended June 30, 2024, the Company recorded a recovery of credit losses for off-balance sheet exposure of $123 thousand.
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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
June 30, 2025
Financial Assets
Investment securities:
U.S. Treasury securities	$18,641	$—	$—	$18,641
U.S. Government Agencies	—	2,451	—	2,451
States and political subdivisions	—	190,301	5,650	195,951
GSE residential MBSs	—	194,608	—	194,608
GSE commercial MBSs	—	7,489	—	7,489
GSE residential CMOs	—	340,749	—	340,749
Non-agency CMOs	—	30,806	10,490	41,296
Asset-backed	—	81,996	—	81,996
Corporate debt	—	1,977	—	1,977
Other	215	—	—	215
Loans held for sale	—	5,206	—	5,206
Derivatives	—	14,781	55	14,836
Totals	$18,856	$870,364	$16,195	$905,415
Financial Liabilities
Derivatives	$—	$15,440	$—	$15,440

December 31, 2024
Financial Assets
Investment securities:
U.S. Treasury securities	$18,063	$—	$—	$18,063
U.S. Government Agencies	—	3,053	—	3,053
States and political subdivisions	—	193,756	6,272	200,028
GSE residential MBSs	—	151,548	—	151,548
GSE commercial MBSs	—	8,792	—	8,792
GSE residential CMOs	—	324,692	—	324,692
Non-agency CMOs	—	22,636	10,648	33,284
Asset-backed	—	88,103	—	88,103
Corporate debt	—	1,954	—	1,954
Other	194	—	—	194
Loans held for sale	—	6,614	—	6,614
Derivatives	—	13,431	20	13,451
Totals	$18,257	$814,579	$16,940	$849,776
Financial Liabilities
Derivatives	$—	$12,575	$—	$12,575
The Company had one municipal bond and two CMOs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2025 and December 31, 2024. The Level 3 valuation is based on a non-executable broker quote, which is considered a significant unobservable input. Such quotes are updated as available and may remain constant for a period of time for certain broker-quoted securities that do not move with the market or that are not interest rate sensitive as a result of their structure or overall attributes.
The Company’s residential mortgage LHFS are recorded at fair value utilizing Level 2 measurements. This fair value measurement is determined based upon third party quotes obtained on similar loans. For loans held-for-sale, for which the fair value option has been elected, the aggregate fair value was greater than the aggregate principal balance by $158 thousand and $131 thousand as of June 30, 2025 and December 31, 2024, respectively.

The determination of the fair value of interest rate lock commitments on residential mortgages is based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The average pull through percentage, which is based upon historical experience, was 92% as of June 30, 2025. An increase or decrease of 5% in the pull through assumption would result in a positive or negative change of $4 thousand in the fair value of interest rate lock commitments at June 30, 2025.
The following provides details of the Level 3 fair value measurement activity for the periods ended June 30, 2025 and 2024:
Investment securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$16,265	$17,734	$16,920	$27,853
Unrealized (losses) gains included in OCI	(13)	(14)	(552)	82
Net discount accretion	19	16	32	33
Principal payments and other	(131)	(169)	(260)	(294)
Calls	—	—	—	(10,107)
Balance, end of period	$16,140	$17,567	$16,140	$17,567

Interest rate lock commitments on residential mortgages:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$113	$56	$20	$55
Total (losses) gains included in earnings	(58)	15	35	16
Balance, end of period	$55	$71	$55	$71
Certain financial assets are measured at fair value on a nonrecurring basis. Adjustments to the fair value of these assets usually result from the application of lower of cost or market accounting or write-downs of individual assets. The Company used the following methods and significant assumptions to estimate fair value for these financial assets.
There were no transfers into or out of Level 3 during the three and six months ended June 30, 2025 and 2024.
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
Changes in the fair value of individually evaluated loans still held and considered in the determination of the provision for credit losses were an increase of $24 thousand for the three months ended June 30, 2025 and a decline of $571 thousand for the six months ended June 30, 2025, compared to a decline of $136 thousand and $431 thousand for the three and six months ended June 30, 2024, respectively.

Foreclosed Real Estate
OREO property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, OREO is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. During the three and six months ended June 30, 2025, the Company sold its OREO with a fair value of $138 thousand. The Company did not sell OREO during the three and six months ended June 30, 2024.
Mortgage Servicing Rights
MSRs are evaluated for impairment by comparing the carrying value to the fair value, which is determined through a DCF valuation. To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment. Fair value adjustments on the MSRs only occurs if there is an impairment charge. At June 30, 2025, the fair value of the MSR was $5.9 million, which exceeded the carrying value of $3.4 million. At December 31, 2024, the fair value of the MSR was $6.0 million, which exceeded the carrying value of $3.5 million. At June 30, 2025 and December 31, 2024, the MSR impairment reserve was zero for both periods. For the three and six months ended June 30, 2025 and 2024, there was no impairment valuation allowance adjustment in mortgage banking activities on the unaudited consolidated statements of income.
The following table summarizes assets measured at fair value on a nonrecurring basis at June 30, 2025 and December 31, 2024:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
June 30, 2025
Individually Evaluated Loans
Commercial real estate:
Owner occupied	$—	$—	$1,052	$1,052
Non-owner occupied residential	—	—	36	36
Acquisition and development:
Commercial and land development	—	—	832	832
Commercial and industrial	—	—	666	666
Residential mortgage:
First lien	—	—	221	221
Home equity - lines of credit	—	—	17	17
Installment and other loans	—	—	7	7
Total individually evaluated loans	$—	$—	$2,831	$2,831

December 31, 2024
Individually Evaluated Loans
Commercial real estate:
Owner occupied	$—	$—	$997	$997
Non-owner occupied residential	—	—	43	43
Acquisition and development:
Commercial and land development	—	—	932	932
Commercial and industrial	—	—	3,995	3,995
Residential mortgage:
First lien	—	—	213	213
Home equity - term	—	—	44	44
Home equity - lines of credit	—	—	25	25
Installment and other loans	—	—	3	3
Total individually evaluated loans	$—	$—	$6,252	$6,252

The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value Estimate	Valuation Techniques	Unobservable Input (1)	Range
June 30, 2025
Individually evaluated loans	$2,831	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10.00% - 90.00% discount
			- Management adjustments for liquidation expenses	8.28% - 65.04% discount

December 31, 2024
Individually evaluated loans	$6,252	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10.00% - 84.00% discount
			- Management adjustments for liquidation expenses	5.81% - 16.07% discount

(1) Discount rates can vary due to factors such as costs that may be assumed by the Bank to liquidate the property in addition to adjustments to the appraised value of the collateral securing the loan. Adjustments may be applied to valuations deemed deficient to ensure the fair value is reasonable.

Fair values of financial instruments
GAAP requires disclosure of the fair value of financial assets and liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents carrying amounts and estimated fair values of the financial assets and liabilities at June 30, 2025 and December 31, 2024:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2025
Financial Assets
Cash and due from banks	$54,335	$54,335	$54,335	$—	$—
Interest-bearing deposits with banks	95,042	95,042	95,042	—	—
Restricted investments in bank stock	21,204	n/a	n/a	n/a	n/a
Investment securities	885,373	885,373	18,856	850,377	16,140
Loans held for sale	5,206	5,206	—	5,206	—
Loans, net of allowance for credit losses	3,883,481	3,833,522	—	—	3,833,522
Derivatives	14,836	14,836	—	14,781	55
Accrued interest receivable	19,958	19,958	—	5,129	14,829
Financial Liabilities
Deposits	4,516,625	4,514,733	—	4,514,733	—
Securities sold under agreements to repurchase and federal funds purchased	30,047	30,047	—	30,047	—
FHLB advances and other borrowings	136,334	136,146	—	136,146	—
Subordinated notes and trust preferred debt	69,021	68,983	—	68,983	—
Derivatives	15,440	15,440	—	15,440	—
Accrued interest payable	2,358	2,358	—	2,358	—
Off-balance sheet instruments	—	—	—	—	—

December 31, 2024
Financial Assets
Cash and due from banks	$51,026	$51,026	$51,026	$—	$—
Interest-bearing deposits with banks	197,848	197,848	197,848	—	—
Restricted investments in bank stock	20,232	n/a	n/a	n/a	n/a
Investment securities	829,711	829,711	18,257	794,534	16,920
Loans held for sale	6,614	6,614	—	6,614	—
Loans, net of allowance for loan losses	3,882,525	3,783,097	—	—	3,783,097
Derivatives	13,451	13,451	—	13,431	20
Accrued interest receivable	21,058	21,058	—	5,361	15,697
Financial Liabilities
Deposits	4,623,096	4,621,081	—	4,621,081	—
Securities sold under agreements to repurchase	25,863	25,863	—	25,863	—
FHLB advances and other borrowings	115,364	114,851	—	114,851	—
Subordinated notes and trust preferred debt	68,680	67,597	—	67,597	—
Derivatives	12,575	12,575	—	12,575	—
Accrued interest payable	2,924	2,924	—	2,924	—
Off-balance sheet instruments	—	—	—	—	—
In accordance with the Company's adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the methods utilized to measure the fair value of financial instruments at June 30, 2025 and December 31, 2024 represent an approximation of exit price; however, an actual exit price may differ.
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
On December 31, 2024, the Bank entered into a classwide settlement agreement (the “Settlement Agreement”). The Settlement Agreement provides for a payment by the Bank to the purported class in the amount of $478 thousand, in exchange for a mutual release of claims against all parties, and a stipulation that the lawsuit will be dismissed with prejudice. The Settlement Agreement does not include any admission of wrongdoing by the Bank. The Bank has agreed to settle the case in order to avoid the cost, risks and distraction of continued litigation. The proposed settlement contemplated by the Settlement Agreement is subject to final court approval.
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
Overview
The Company, headquartered in Harrisburg, Pennsylvania, is a one-bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiary, the Bank. At June 30, 2025, the Company had total assets of $5.4 billion, total liabilities of $4.8 billion and total shareholders’ equity of $548.4 million as reported in the unaudited consolidated balance sheets.
For the three months ended June 30, 2025 and 2024, the Company had net income of $19.4 million and $7.7 million, respectively. For the six months ended June 30, 2025 and 2024, the Company had net income of $37.5 million and $16.3 million, respectively. Diluted earnings per share were $1.01 and $0.73 for the three months ended June 30, 2025 and 2024, respectively. Diluted earnings per share were $1.94 and $1.55 for the six months ended June 30, 2025 and 2024, respectively. For the three months ended June 30, 2025 and 2024, the Company incurred merger-related expenses of $1.0 million and $1.1 million, respectively. For the six months ended June 30, 2025 and 2024, the Company incurred merger-related expenses of $2.6 million and $1.8 million, respectively. The merger-related expenses are included in non-interest expenses in the unaudited consolidated statements of income.
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
Economic Climate, Inflation and Interest Rates
Preliminary real GDP increased by 3.0% on an annualized basis for the second quarter of 2025, compared to a decrease of 0.5% for the first quarter of 2025 and an increase of 2.8% during the second quarter of 2024. The increase during the second quarter of 2025 compared to the prior periods was primarily driven by consumer spending and a decrease in imports. There continues to be concerns regarding the potential impact of wide-ranging tariffs on the U.S. economy and the potential of a recession. The personal consumption expenditures ("PCE") price index increased by 2.1% in the second quarter of 2025 compared to an increase of 3.7% for first quarter of 2025 and 2.5% for the second quarter of 2024. Excluding food and energy prices, the PCE price index increased by 2.5% in the second quarter of 2025 compared to 3.5% in the first quarter of 2025 and 3.7% in the second quarter of 2024.
The national unemployment rate was 4.1% in June 2025 compared to 4.2% in March 2025 and 4.1% in June 2024. Within the Company's geographic footprint, the unemployment rate in Pennsylvania was 4.0% in June 2025 compared to 3.8% in March 2025 and 3.4% in June 2024. The unemployment rate increased in Maryland from 2.8% in June 2024 and 3.0% in March 2025 to 3.3% in June 2025; however, it remains below the national level. These state-wide unemployment rates are consistent with those experienced by the counties in which the Company operates branches and other corporate offices. There were notable job gains nationally in healthcare and state government, which includes education, during the second quarter of 2025.
At June 30, 2025, the 10-year Treasury bond yield was 4.24%, a slight increase from 4.23% at March 31, 2025 and a decrease from 4.36% at June 30, 2024. The decrease was based on the progress towards the FOMC's 2.0% inflation target and the unemployment rate remaining low despite recent slowing in job gains.
On July 4, 2025, H.R. 1, referred to as the One Big Beautiful Bill Act (the "Act"), was enacted into law. The Act includes tax reform provisions, including making permanent certain business tax provisions of the U.S. Tax Cuts and Jobs Act. We are currently evaluating the Act's impact on our results of operations and financial condition.
The majority of the assets and liabilities of a financial institution are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an impact on the Company, particularly with respect to the growth of total assets and noninterest expenses, which tend to rise during periods of general inflation. Risks also exist due to supply and demand imbalances, employment shortages, the interest rate environment, geopolitical tensions and uncertainty related to the scope and timing of changes to fiscal, regulatory and trade policies. It is possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loans and the fair value of financial instruments that are carried at fair value.
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

RESULTS OF OPERATIONS
Three months ended June 30, 2025 compared with three months ended June 30, 2024
Summary
Net income totaled $19.4 million for the three months ended June 30, 2025 compared to net income of $7.7 million for the same period in 2024. Diluted earnings per share for the three months ended June 30, 2025 totaled $1.01 compared to diluted earnings per share of $0.73 for the three months ended June 30, 2024. The 2025 period reflects the impact of the Merger completed on July 1, 2024. The net accretion impact of purchase accounting marks on loans, securities, deposits and borrowings was $5.2 million for the three months ended June 30, 2025 compared to $152 thousand for the three months ended June 30, 2024. For the three months ended June 30, 2025 and 2024, the Company incurred merger-related expenses of $1.0 million and $1.1 million, respectively, which were included in non-interest expenses of the unaudited condensed consolidated statements of income. Excluding these non-recurring expenses, net income and diluted earnings per share totaled $20.2 million and $1.04, respectively, for the three months ended June 30, 2025 compared to net income and diluted earnings per share of $8.7 million and $0.83, respectively, for the three months ended June 30, 2024. See “Supplemental Reporting of Non-GAAP Measures” for additional information.
Net interest income totaled $49.5 million for the three months ended June 30, 2025 compared to $26.1 million for the three months ended June 30, 2024.
The provision for credit losses on loans and off-balance sheet reserves totaled $109 thousand and $812 thousand for the three months ended June 30, 2025 and 2024, respectively.
Noninterest income totaled $12.9 million for the three months ended June 30, 2025 compared to $7.2 million for the three months ended June 30, 2024. There was an increase of $5.7 million during the second quarter of 2025 primarily due to higher wealth management income of $2.0 million and increases in service charges and interchange income totaling $1.8 million, both primarily the result of the Merger.
Noninterest expenses totaled $37.6 million for the three months ended June 30, 2025 compared to $22.6 million for the three months ended June 30, 2024. The increase of $15.0 million primarily reflects the impact from the Merger.
Income tax expense was $5.3 million and $2.1 million for the three months ended June 30, 2025 and 2024, respectively. The Company's effective tax rate was 21.3% for the three months ended June 30, 2025 compared to 21.2% for the three months ended June 30, 2024.
Net Interest Income
Net interest income increased by $23.4 million from $26.1 million for the three months ended June 30, 2024 to $49.5 million for the three months ended June 30, 2025. Interest income on loans increased by $27.5 million from $35.5 million for the three months ended June 30, 2024 to $63.0 million for the three months ended June 30, 2025. Interest income on investment securities increased by $4.4 million, from $5.9 million for the three months ended June 30, 2024 to $10.3 million for the three months ended June 30, 2025. Total interest expense increased by $8.1 million from $17.2 million for the three months ended June 30, 2024 to $25.3 million for the three months ended June 30, 2025. Interest expense on deposits increased by $7.6 million from $15.3 million for the three months ended June 30, 2024 to $22.9 million for the three months ended June 30, 2025. Interest expense on borrowings increased by $553 thousand to $2.5 million for the three months ended June 30, 2025 compared to $1.9 million for the three months ended June 30, 2024. Each of these increases was primarily the result of the Merger.
The following table presents net interest income, net interest spread and net interest margin for the three months ended June 30, 2025 and 2024 on a taxable-equivalent basis:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$136,106	$1,513	4.46%	$142,868	$1,864	5.25%
Investment securities (1)(2)	904,119	10,626	4.70	538,451	6,114	4.54
Loans (1)(3)(4)(5)	3,894,978	63,246	6.52	2,324,942	35,690	6.17
Total interest-earning assets	4,935,203	75,385	6.13	3,006,261	43,668	5.84
Other assets	439,569			204,863
Total	$5,374,772			$3,211,124
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$2,463,687	13,880	2.26	$1,649,753	10,118	2.47
Savings deposits	269,309	165	0.25	165,467	140	0.34
Time deposits	914,108	8,810	3.87	481,721	5,007	4.18
Total interest-bearing deposits	3,647,104	22,855	2.51	2,296,941	15,265	2.67
Securities sold under agreements to repurchase and federal funds purchased	25,917	106	1.64	13,412	27	0.81
FHLB advances and other borrowings	104,068	1,030	3.97	115,000	1,152	4.03
Subordinated notes and trust preferred debt	68,910	1,330	7.74	32,118	734	9.19
Total interest-bearing liabilities	3,845,999	25,321	2.64	2,457,471	17,178	2.81
Noninterest-bearing demand deposits	904,031			423,037
Other liabilities	89,058			57,828
Total liabilities	4,839,088			2,938,336
Shareholders’ equity	535,684			272,788
Total	$5,374,772			$3,211,124
Taxable-equivalent net interest income / net interest spread		50,064	3.49%		26,490	3.02%
Taxable-equivalent net interest margin			4.07%			3.54%
Taxable-equivalent adjustment		(552)			(387)
Net interest income		$49,512			$26,103

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balance of investment securities is computed at fair value.
(3)	Average balances include nonaccrual loans.
(4)	Interest income on loans includes prepayment and late fees, where applicable.
(5)	Interest income on loans includes accretion on purchase accounting marks of $4.9 million and $152 thousand for the three months ended June 30, 2025 and 2024, respectively.

	Three Months Ended June 30, 2025 Versus 2024 Increase (Decrease) Due to Change In
(in thousands)	Average Volume	Average Rate	Total
Interest Income
Federal funds sold and interest-bearing bank balances	$(88)	$(263)	$(351)
Taxable securities	4,484	(77)	4,407
Tax-exempt securities	(38)	143	105
Loans	24,167	3,389	27,556
Total interest income	28,525	3,192	31,717
Interest Expense
Interest-bearing demand deposits	5,006	(1,244)	3,762
Savings deposits	88	(63)	25
Time deposits	4,506	(703)	3,803
Total interest-bearing deposits	9,600	(2,010)	7,590
Securities purchases under agreements to repurchase and federal funds purchased	25	54	79
FHLB advances and other borrowings	(110)	(12)	(122)
Subordinated notes and trust preferred debt	843	(247)	596
Total interest expense	10,358	(2,215)	8,143
Taxable-Equivalent Net Interest Income	$18,167	$5,407	$23,574

Net interest income on a taxable-equivalent basis increased by $23.6 million to $50.1 million for the three months ended June 30, 2025 from $26.5 million for the three months ended June 30, 2024. The Company's net interest spread increased by 47 basis points from 3.02% for the three months ended June 30, 2024 to 3.49% for the three months ended June 30, 2025.
Taxable-equivalent net interest margin increased by 53 basis points to 4.07% for the three months ended June 30, 2025 from 3.54% for the three months ended June 30, 2024. The taxable-equivalent yield on interest-earning assets increased by 29 basis points from 5.84% for the three months ended June 30, 2024 to 6.13% for the three months ended June 30, 2025 due primarily to the accretion recognized on fair value marks to loans and securities assumed in the Merger, the impact of which was partially offset by the impact of a decline in the Fed Funds rate from late 2024. The net accretion impact of purchase accounting marks on loans, securities, deposits and borrowings was $5.2 million, which represented 50 basis points of net interest margin during the second quarter of 2025. This increase in net interest margin also benefited from a decrease of 17 basis points in the cost of interest-bearing liabilities from 2.81% for the three months ended June 30, 2024 to 2.64% for the three months ended June 30, 2025, reflecting the impact of deposit rate reductions implemented in the first quarter of 2025 and the runoff of higher rate time deposits and money market balances.
Average loans increased by $1.6 billion to $3.9 billion for the three months ended June 30, 2025 compared to $2.3 billion for the three months ended June 30, 2024. Average investment securities increased by $365.6 million from $538.5 million for the three months ended June 30, 2024 to $904.1 million for the three months ended June 30, 2025. Average interest-bearing liabilities increased by $1.3 billion to $3.8 billion for the three months ended June 30, 2025 from $2.5 billion for the three months ended June 30, 2024.
The yield on loans increased by 35 basis points to 6.52% for the three months ended June 30, 2025 compared to 6.17% for the three months ended June 30, 2024. Taxable-equivalent interest income earned on loans increased by $27.6 million primarily due to an increase in the average balances, which was attributed to the acquired loans from the Merger and from the impact of the accretion of the fair value marks on loans.
The average balance of commercial loans increased by $1.3 billion to $3.1 billion for the three months ended June 30, 2025 from $1.8 billion for the three months ended June 30, 2024. Average residential mortgage loans increased by $196.3 million from $276.7 million during the three months ended June 30, 2024 to $473.0 million during the three months ended June 30, 2025. Average home equity loans increased by $92.9 million from $197.2 million for the three months ended June 30, 2024 to $290.1 million for the three months ended June 30, 2025. Average installment and other consumer loans increased by

$27.7 million from $16.2 million for the three months ended June 30, 2024 to $43.9 million for the three months ended June 30, 2025.
Accretion of purchase accounting adjustments on loans included in interest income was $4.9 million and $152 thousand for the three months ended June 30, 2025 and 2024, respectively. The increase in accretion was due to recognition of fair value marks from the Merger in the three months ended June 30, 2025. Accelerated accretion totaled $1.3 million and $72 thousand for the three months ended June 30, 2025 and 2024, respectively. Prepayment fee income on loans increased from $201 thousand for the three months ended June 30, 2024 to $507 thousand for the three months ended June 30, 2025.
Interest income on investment securities on a tax-equivalent basis increased by $4.5 million to $10.6 million for the three months ended June 30, 2025 from $6.1 million for the three months ended June 30, 2024, with the taxable equivalent yield increasing from 4.54% for the three months ended June 30, 2024 to 4.70% for the three months ended June 30, 2025. The 16 basis point increase primarily reflects the impact from the accretion of discounts recorded on investment securities assumed from the Merger. Accretion on acquired investment securities was $795 thousand for the three months ended June 30, 2025. The average balance of investment securities increased by $365.6 million to $904.1 million for the three months ended June 30, 2025 from $538.5 million for the three months ended June 30, 2024 due primarily to the Merger and purchases during 2025. There were no security sales during the three months ended June 30, 2025.
Interest income on federal funds sold and interest-bearing bank balances on a tax-equivalent basis decreased by $351 thousand to $1.5 million for the three months ended June 30, 2025 from $1.9 million for the three months ended June 30, 2024. The average balance of federal funds sold and interest-bearing bank balances decreased by $6.8 million from $142.9 million for the three months ended June 30, 2024 to $136.1 million for the three months ended June 30, 2025. The FOMC cut the Federal Funds rate by 50 basis points in September 2024 and 25 basis points in December 2024. The Federal Funds rate had remained unchanged from the prior rate increase of 25 basis points in July 2023.
Interest expense on interest-bearing liabilities increased by $8.1 million from $17.2 million for the three months ended June 30, 2024 to $25.3 million for the three months ended June 30, 2025. The cost of interest-bearing liabilities decreased by 17 basis points from 2.81% for the three months ended June 30, 2024 to 2.64% for the three months ended June 30, 2025, reflecting the impact of deposit rate reductions implemented in the first quarter of 2025, and runoff of higher rate time deposits and money market balances. The average balance of interest-bearing deposits increased by $1.3 billion to $3.6 billion for the three months ended June 30, 2025 from $2.3 billion for the three months ended June 30, 2024. Average interest-bearing demand deposits increased by $813.9 million, average time deposits increased by $431.6 million and average savings deposits increased by $104.6 million for the three months ended June 30, 2025 in relation to the comparable prior period due primarily to the impact of the Merger.
Interest expense on borrowings was $2.5 million for the three months ended June 30, 2025 compared to $1.9 million for the three months ended June 30, 2024. The cost of borrowings increased by 18 basis points to 4.97% for the three months ended June 30, 2025 from 4.79% for the three months ended June 30, 2024. Average borrowings increased by $38.4 million from $160.5 million for the three months ended June 30, 2024 to $198.9 million for the three months ended June 30, 2025, which included average subordinated debt and trust preferred debt of $68.9 million for the three months ended June 30, 2025, an increase of $36.8 million, from an average of $32.1 million for the three months ended June 30, 2024. This increase is due to the assumed subordinated debt with an average balance of $29.0 million and trust preferred debt with an average balance of $7.8 million from the Merger, net of fair value marks.
The subordinated notes assumed from the Merger have a fixed rate of interest equal to 4.50% until December 31, 2025. The interest rate on Orrstown Financial Services, Inc.'s subordinated notes was 7.72% at June 30, 2025 compared to 8.72% at June 30, 2024. The trust preferred debt has a variable rate of three-month CME term SOFR rate, plus a spread adjustment and margin. For the three months ended June 30, 2025, the cost of the trust preferred debt was 6.30%. Amortization of fair value marks on acquired borrowings was $150 thousand for the three months ended June 30, 2025.

Provision for Credit Losses
The ACL to total loan ratio was 1.22% at June 30, 2025 and 1.27% at June 30, 2024. The Company recorded a provision for credit losses of $109 thousand for the three months ended June 30, 2025 compared to $812 thousand for the same period in 2024. Included in the provision for credit losses was a recovery of credit losses for unfunded commitments of $100 thousand during the three months ended June 30, 2025. No recovery or provision expense was recorded during the three months ended June 30, 2024.
For the three months ended June 30, 2025, the provision for credit losses increased primarily due to an increase in loans of $55.4 million, partially offset by the removal of the Other External Factors qualitative factor for all loan classes during the second quarter of 2025. This qualitative factor was added at a minor level for all loan classes during the first quarter of 2025 based on the uncertainty on the impact from changes in U.S. economic policy, which included tariffs.
For the three months ended June 30, 2024, the provision for credit losses increased primarily due to loan growth and the slowing in prepayment speed assumptions within the quantitative model based on current economic conditions. The impact of these factors was partially offset by a decrease in the Economic Conditions qualitative factor for the residential mortgage segment based on the stabilization in real estate collateral valuations and housing demand and overall portfolio performance, which is reflected in the provision for credit losses.
Net charge-offs for the three months ended June 30, 2025 totaled $115 thousand compared to net charge-offs of $113 thousand for the three months ended June 30, 2024. Nonaccrual loans were 0.57% of gross loans at June 30, 2025, compared with 0.36% of gross loans at June 30, 2024. Nonaccrual loans increased by $14.1 million from $8.4 million at June 30, 2024 to $22.4 million at June 30, 2025. This increase reflects $12.8 million of nonaccrual loans assumed in the Merger and other additions of $6.4 million, partially offset by repayments and charge-offs totaling $5.2 million.
Additional information is included in the "Credit Risk Management" section herein.
Noninterest Income
The following table compares noninterest income for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		$ Change	% Change
	2025	2024	2025-2024	2025-2024
Service charges on deposit accounts	$2,050	$1,018	$1,032	101.4%
Interchange income	1,441	961	480	49.9%
Other service charges, commissions and fees	580	265	315	118.9%
Swap fee income	669	375	294	78.4%
Trust and investment management income	3,572	2,132	1,440	67.5%
Brokerage income	1,695	1,180	515	43.6%
Mortgage banking activities	478	369	109	29.5%
Income from life insurance	1,311	646	665	102.9%
Other income	1,111	238	873	366.8%
Investment securities gains	8	(12)	20	166.7%
Total noninterest income	$12,915	$7,172	$5,743	80.1%
Noninterest income increased by $5.7 million from $7.2 million for the three months ended June 30, 2024 to $12.9 million for the three months ended June 30, 2025. The primary driver of the overall increase was the impact of the Merger. The following were significant components of the change in this line item that did not result from the Merger:
•Swap fee income increased by $294 thousand as it will fluctuate based on market conditions and client demand.
•Mortgage banking income increased by $109 thousand. Mortgage loans sold totaled $14.2 million in the second quarter of 2025 compared to $8.4 million in the second quarter of 2024.
•Other income increased by $873 thousand. The increase includes solar tax credits of $321 thousand and a gain on the sale of an OREO property of $113 thousand.

Noninterest Expenses
The following table compares noninterest expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		$ Change	% Change
	2025	2024	2025-2024	2025-2024
Salaries and employee benefits	$21,364	$13,195	$8,169	61.9%
Occupancy	1,671	1,178	493	41.9%
Furniture and equipment	2,540	1,527	1,013	66.3%
Data processing	965	1,237	(272)	(22.0)%
Automated teller machine and interchange fees	615	341	274	80.4%
Advertising and bank promotions	1,077	774	303	39.1%
FDIC insurance	674	419	255	60.9%
Professional services	2,016	801	1,215	151.7%
Directors' compensation	293	272	21	7.7%
Taxes other than income	295	49	246	502.0%
Intangible asset amortization	2,472	215	2,257	1049.8%
Merger-related expenses	968	1,135	(167)	(14.7)%
Other operating expenses	2,664	1,496	1,168	78.1%
Total noninterest expenses	$37,614	$22,639	$14,975	66.1%

Noninterest expense increased by $15.0 million from $22.6 million for the three months ended June 30, 2024 to $37.6 million for the three months ended June 30, 2025. The primary driver of the overall increase was the impact of the Merger. The following were additional significant components of the change in this line item:
•Intangible asset amortization expense increased by $2.3 million due to the amortization recognized on the core deposit intangible and wealth customer relationship intangible established on July 1, 2024 as a result of the Merger.
•Merger-related expenses for the three months ended June 30, 2025 totaled $1.0 million, which primarily included software conversion costs incurred in connection with the Merger.
•Other operating expenses increased by $1.2 million, partially due to an increase in credit valuation adjustments on derivatives of $166 thousand. The remaining change is attributed to the impact of the merger and normal business operations, which included increases of $294 thousand in printing and postage charges, $246 thousand in insurance expenses, $157 thousand in loan-related expenses and $137 thousand in telecommunication expenses.

Income Tax Expense
Income tax expense totaled $5.3 million, an effective tax rate of 21.3%, for the three months ended June 30, 2025 compared with income tax expense of $2.1 million and an effective tax rate of 21.2% for the three months ended June 30, 2024. The Company’s effective tax rate is greater than the 21% federal statutory rate due to disallowed interest expenses, partially offset by interest earned on tax-exempt loans and investment securities, income from life insurance policies and tax credits.

Six months ended June 30, 2025 compared with six months ended June 30, 2024
Summary
Net income totaled $37.5 million for the six months ended June 30, 2025 compared to $16.3 million for the same period in 2024. Diluted earnings per share for the six months ended June 30, 2025 totaled $1.94 compared to $1.55 for the six months ended June 30, 2024. The 2025 period reflects the impact of the Merger completed on July 1, 2024. The net accretion impact of purchase accounting marks on loans, securities, deposits and borrowings was $12.1 million for the six months ended June 30, 2025. For the six months ended June 30, 2025 and 2024, the Company incurred merger-related expenses of $2.6 million and $1.8 million, respectively, which were included in non-interest expenses of the unaudited condensed consolidated statements of income. Excluding these non-recurring expenses, net income and diluted earnings per common share totaled $39.5 million and $2.04, respectively, for the six months ended June 30, 2025. For the six months ended June 30, 2024, excluding these non-recurring expenses, net income and diluted earnings per common share totaled $17.9 million and $1.71, respectively. See “Supplemental Reporting of Non-GAAP Measures” for additional information.
Net interest income totaled $98.3 million for the six months ended June 30, 2025 compared to $53.0 million for the six months ended June 30, 2024. Net interest income included $1.6 million of interest recovered from the payoff of a commercial real estate loan on nonaccrual status in the six months ended June 30, 2024.
The provision for credit losses on loans and off-balance sheet reserves totaled a recovery of $445 thousand and expense of $1.1 million for the six months ended June 30, 2025 and 2024, respectively.
Noninterest income totaled $24.5 million and $13.8 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $10.7 million was primarily due to an increase in wealth management income of $4.3 million, increases in service charges and interchange income totaling $3.5 million, and an increase in income from life insurance policies of $1.3 million.
Noninterest expenses totaled $75.8 million and $45.1 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $30.7 million included an increase of $4.6 million in intangible asset amortization from intangibles generated through the Merger and an increase of $810 thousand in merger-related expenses. The remainder of the increase is across several line items due to the Merger, primarily salaries and employee benefits.
Income tax expense totaled $10.0 million and $4.3 million for the six months ended June 30, 2025 and 2024, respectively. The Company's effective tax rate was 21.0% for the six months ended June 30, 2025 compared to 20.9% for the six months ended June 30, 2024.
Net Interest Income
Net interest income increased by $45.3 million from $53.0 million for the six months ended June 30, 2024 to $98.3 million for the six months ended June 30, 2025. Interest income on loans increased by $54.7 million from $71.8 million for the six months ended June 30, 2024 to $126.5 million for the six months ended June 30, 2025. Interest income on investment securities increased by $8.8 million from $11.3 million for the six months ended June 30, 2024 to $20.1 million for the six months ended June 30, 2025. Total interest expense increased by $19.2 million from $32.9 million for the six months ended June 30, 2024 to $52.1 million for the six months ended June 30, 2025. Interest expense on deposits increased by $18.3 million from $28.8 million for the six months ended June 30, 2024 to $47.1 million for the six months ended June 30, 2025. Interest expense on borrowings increased by $798 thousand from $4.2 million in the six months ended June 30, 2024 to $5.0 million for the six months ended June 30, 2025. Each of these increases was primarily the result of the Merger.

The following table presents net interest income, net interest spread and net interest margin for the six months ended June 30, 2025 and 2024 on a taxable-equivalent basis:

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$169,541	$3,781	4.50%	$108,695	$2,820	5.22%
Investment securities (1)(2)	884,730	20,787	4.70	529,151	11,808	4.47
Loans (1)(3)(4)(5)(6)	3,902,295	126,883	6.56	2,316,522	72,072	6.25
Total interest-earning assets	4,956,566	151,451	6.15	2,954,368	86,700	5.90
Other assets	443,528			200,580
Total	$5,400,094			$3,154,948
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$2,468,589	28,036	2.29	$1,610,188	19,310	2.41
Savings deposits	271,104	330	0.25	167,736	284	0.34
Time deposits	942,387	18,749	4.01	455,082	9,187	4.06
Total interest-bearing deposits	3,682,080	47,115	2.58	2,233,006	28,781	2.59
Securities sold under agreements to repurchase and federal funds purchased	26,039	190	1.47	12,711	52	0.83
FHLB advances and other borrowings	108,439	2,148	3.99	126,253	2,626	4.18
Subordinated notes and trust preferred debt	68,825	2,626	7.69	32,109	1,488	9.32
Total interest-bearing liabilities	3,885,383	52,079	2.70	2,404,079	32,947	2.76
Noninterest-bearing demand deposits	895,924			420,253
Other liabilities	89,067			60,078
Total liabilities	4,870,374			2,884,410
Shareholders’ equity	529,720			270,538
Total	$5,400,094			$3,154,948
Taxable-equivalent net interest income / net interest spread		99,372	3.45%		53,753	3.14%
Taxable-equivalent net interest margin			4.04%			3.65%
Taxable-equivalent adjustment		(1,099)			(769)
Net interest income		$98,273			$52,984

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balance of investment securities is computed at fair value.
(3)	Average balances include nonaccrual loans.
(4)	Interest income on loans includes prepayment and late fees, where applicable.
(5)	Interest income on loans includes interest recovered of $1.6 million from the payoff of a commercial real estate loan on nonaccrual status during the six months ended June 30, 2024.
(6)	Interest income on loans includes accretion on purchase accounting marks of $11.5 million and $298 thousand for the six months ended June 30, 2025 and 2024, respectively.

The following table presents the impact of rate and volume on the change in taxable-equivalent net interest income from the six months ended June 30, 2024 to six months ended June 30, 2025:

	Six Months Ended June 30, 2025 Versus 2024 Increase (Decrease) Due to Change In
	Average Volume	Average Rate	Total
Interest Income
Federal funds sold and interest-bearing bank balances	$1,574	$(613)	$961
Taxable securities	8,509	259	8,768
Tax-exempt securities	(60)	271	211
Loans	49,121	5,690	54,811
Total interest income	59,144	5,607	64,751
Interest Expense
Interest-bearing demand deposits	10,266	(1,540)	8,726
Savings deposits	175	(129)	46
Time deposits	9,810	(248)	9,562
Total interest-bearing deposits	20,251	(1,917)	18,334
Securities purchases under agreements to repurchase and federal funds purchased	55	83	138
FHLB advances and other borrowings	(370)	(108)	(478)
Subordinated notes and trust preferred debt	1,697	(559)	1,138
Total interest expense	21,633	(2,501)	19,132
Taxable-Equivalent Net Interest Income	$37,511	$8,108	$45,619
Net interest income on a taxable-equivalent basis increased by $45.6 million to $99.4 million for the six months ended June 30, 2025 from $53.8 million for the six months ended June 30, 2024. The Company's net interest spread increased by 31 basis points from 3.14% for the six months ended June 30, 2024 to 3.45% for the six months ended June 30, 2025.
Taxable-equivalent net interest margin increased by 39 basis points to 4.04% for the six months ended June 30, 2025 from 3.65% for the six months ended June 30, 2024. The taxable-equivalent yield on interest-earning assets increased by 25 basis points from 5.90% for the six months ended June 30, 2024 to 6.15% for the six months ended June 30, 2025 due primarily to the accretion recognized on fair value marks to loans and securities assumed in the Merger, the impact of which was partially offset by the impact of a decline in the Fed Funds rate. The net accretion impact of purchase accounting marks on loans, securities, deposits and borrowings was $12.1 million, which represented 57 basis points of net interest margin during the six months ended June 30, 2025. The increase in net interest margin also benefited from the decrease of six basis points in the cost of interest-bearing liabilities from 2.76% to 2.70%, which reflects the impact of deposit rate reductions implemented in the first quarter of 2025 and the runoff of higher rate time deposits and money market balances. The recognition of interest income previously applied to principal of $1.6 million from the payoff of a commercial real estate loan on nonaccrual status contributed five basis points to the Company's net interest margin during the six months ended June 30, 2024.
Average loans increased by $1.6 billion to $3.9 billion for the six months ended June 30, 2025 compared to $2.3 billion for the six months ended June 30, 2024. Average investment securities increased by $355.5 million from $529.2 million for the six months ended June 30, 2024 to $884.7 million for the six months ended June 30, 2025. Average interest-bearing liabilities increased by $1.5 billion to $3.9 billion for the six months ended June 30, 2025 from $2.4 billion for the six months ended June 30, 2024.
The average yield on loans increased by 31 basis points to 6.56% for the six months ended June 30, 2025 compared to 6.25% for the six months ended June 30, 2024. Taxable-equivalent interest income earned on loans increased by $54.8 million primarily due to an increase in the average balances, which was attributed to the acquired loans from the Merger and from the impact of the accretion of the fair value marks on loans.
The average balance of commercial loans increased by $1.3 billion from $1.8 billion for the six months ended June 30, 2024 to $3.1 billion for the six months ended June 30, 2025. Average residential mortgage loans increased by $192.3 million from $275.1 million during the six months ended June 30, 2024 to $467.4 million during the six months ended June 30, 2025. Average home equity loans increased by $94.8 million from $194.6 million for the six months ended June 30, 2024 to $289.4 million for the six months ended June 30, 2025. Average installment and other consumer loans increased by $28.1 million from $16.8 million for the six months ended June 30, 2024 to $44.9 million for the six months ended June 30, 2025.
Accretion of purchase accounting adjustments included in interest income was $11.5 million and $298 thousand for the six months ended June 30, 2025 and 2024, respectively. The increase in accretion was due to the recognition of fair value marks from the Merger. Accelerated accretion totaled $2.7 million and $138 thousand during the six months ended June 30, 2025 and 2024, respectively. Prepayment income on loans increased from $257 thousand for the six months ended June 30, 2024 to $807 thousand for the six months ended June 30, 2025.
Interest income on investment securities on a tax-equivalent basis increased by $9.0 million to $20.8 million for the six months ended June 30, 2025 from $11.8 million for the six months ended June 30, 2024, with the taxable equivalent yield increasing from 4.47% for the six months ended June 30, 2024 to 4.70% for the six months ended June 30, 2025. The 23 basis point increase reflects the impact from the higher interest rates as well as the accretion of discounts recorded on investment securities assumed from the Merger. Accretion on acquired investment securities was $1.6 million for the six months ended June 30, 2025. The average balance of investment securities increased by $355.5 million to $884.7 million for the six months ended June 30, 2025 from $529.2 million for the six months ended June 30, 2024 due primarily to the Merger. There were no security sales during the six months ended June 30, 2025.
Interest income on federal funds sold and interest-bearing bank balances on a tax-equivalent basis increased by $1.0 million to $3.8 million for the six months ended June 30, 2025 from $2.8 million for the six months ended June 30, 2024. The average balance of federal funds sold and interest-bearing bank balances increased by $60.8 million from $108.7 million for the six months ended June 30, 2024 to $169.5 million for the six months ended June 30, 2025. The FOMC cut the Federal Funds rate by 50 basis points in September 2024 and 25 basis points in December 2024. The Federal Funds rate had remained unchanged from the prior rate increase of 25 basis points in July 2023.
Interest expense on interest-bearing liabilities increased by $19.2 million from $32.9 million for the six months ended June 30, 2024 to $52.1 million for the six months ended June 30, 2025. The cost of interest-bearing liabilities decreased by six basis points from 2.76% for the six months ended June 30, 2024 to 2.70% for the six months ended June 30, 2025 due to the impact of deposit rate reductions implemented in the first quarter of 2025 and the runoff of higher rate time deposits and money market balances. The average balance of interest-bearing deposits increased by $1.5 billion to $3.7 billion for the six months ended June 30, 2025 from $2.2 billion for the six months ended June 30, 2024. Average interest-bearing demand deposits increased by $858.4 million, average time deposits increased by $486.7 million and average savings deposits increased by $104.0 million for the six months ended June 30, 2025 in relation to the comparable prior period due primarily to the impact of the Merger. Amortization of fair value marks on acquired time deposits was $707 thousand for the six months ended June 30, 2025.
Interest expense on borrowings increased by $798 thousand to $5.0 million for the six months ended June 30, 2025 from $4.2 million for the six months ended June 30, 2024. The cost of borrowings increased by two basis points to 4.92% for the six months ended June 30, 2025 from 4.90% for the six months ended June 30, 2024. Average borrowings increased by $32.2 million from $171.1 million for the six months ended June 30, 2024 to $203.3 million for the six months ended June 30, 2025, which included average subordinated debt and trust preferred debt of $68.8 million for the six months ended June 30, 2025, an increase of $36.7 million, from an average of $32.1 million for the six months ended June 30, 2024. The increase is due primarily to the assumed subordinated debt with an average balance of $28.9 million and trust preferred debt with an average balance of $7.8 million from the Merger, net of the fair value mark.
The subordinated notes assumed from the Merger have a fixed rate of interest equal to 4.50% until December 30, 2025. The interest rate on Orrstown Financial Services, Inc.'s subordinated notes was 7.72% at June 30, 2025 compared to 8.72% at June 30, 2024. The trust preferred debt has a variable rate of three-month CME term SOFR rate, plus a spread adjustment and margin. For the six months ended June 30, 2025, the cost of the trust preferred debt was 6.34%. Amortization of fair value marks on acquired borrowings was $302 thousand for the six months ended June 30, 2025.

Provision for Credit Losses
The ACL as a percentage of the total loan portfolio was 1.22% at June 30, 2025 compared to 1.27% at June 30, 2024. The Company recorded a recovery of credit losses on loans of $445 thousand for the six months ended June 30, 2025 compared to provision expense of $1.1 million for the same period in 2024. Included in the provision for credit losses was a recovery of credit losses for unfunded commitments of $100 thousand and $123 thousand during the six months ended June 30, 2025 and 2024, respectively.
For the six months ended June 30, 2025, the provision for credit losses was primarily impacted by the changes in certain qualitative factors as loan balances were relatively flat over that period. During the first quarter of 2025, a qualitative factor was added for Other External Factors at a minor level for all loan classes due to the uncertainty created within the global and domestic markets from changes in U.S. economic policy, including the recently implemented tariffs. The Economic Conditions qualitative factor, at a minor level, and the Delinquency and Classified Loan Trends qualitative factor, at a moderate level, were added for the residential senior liens loan class. The Delinquency and Classified Loan Trends qualitative factor was added for the home equity loan class at a moderate level. The addition of the Economic Conditions qualitative factor was based on current market interest rates and prepayment speeds, and the addition of the Delinquency and Classified Loan Trends was based on delinquencies and downgrades within the aforementioned loan classes. During the second quarter of 2025, the Other External Factors qualitative factor was removed for all loan classes as the impact from the changes in U.S. economic policy was then reflected in the macroeconomic conditions within the quantitative ACL model.
For the six months ended June 30, 2024, the provision for credit losses was primarily based on loan growth and the slowing in prepayment speed assumptions within the quantitative model based on current economic conditions. This was partially offset by the decreases in certain qualitative factors and an improvement in the GDP forecast, which is used in correlation with an unemployment forecast and historical charge-offs to predict defaults and losses in the quantitative model . The Collateral Valuation Trends qualitative factor was reduced for the residential mortgage and installment and other loan segments and the Economic Factors qualitative factor was reduced for the residential mortgage segment based on the stabilization in real estate collateral valuations and housing demand, which is reflected in the provision for credit losses noted above.
Net charge-offs for the six months ended June 30, 2025 totaled $446 thousand compared to net charge-offs of $71 thousand for the six months ended June 30, 2024. Nonaccrual loans were 0.57% of gross loans at June 30, 2025 compared with 0.36% of gross loans at June 30, 2024. Nonaccrual loans increased by $14.1 million from $8.4 million at June 30, 2024 to $22.4 million at June 30, 2025. This increase reflects $12.8 million of nonaccrual loans assumed in the Merger and other additions of $6.4 million, partially offset by repayments and charge-offs totaling $5.2 million.
Additional information is included in the "Credit Risk Management" section herein.

Noninterest Income
The following table compares noninterest income for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,		$ Change	% Change
	2025	2024	2025-2024	2025-2024
Service charges on deposit accounts	$3,961	$2,023	$1,938	95.8%
Interchange income	2,868	1,872	996	53.2%
Other service charges, commissions and fees	1,064	460	604	131.3%
Swap fee income	1,063	574	489	85.2%
Trust and investment management income	7,548	4,156	3,392	81.6%
Brokerage income	3,134	2,258	876	38.8%
Mortgage banking activities	780	827	(47)	(5.7)%
Income from life insurance	2,600	1,280	1,320	103.1%
Other income	1,500	369	1,131	306.5%
Investment securities gains (losses)	21	(17)	38	223.5%
Total noninterest income	$24,539	$13,802	$10,737	77.8%

Noninterest income increased by $10.7 million from $13.8 million for the six months ended June 30, 2024 to $24.5 million for the six months ended June 30, 2025. The primary driver of the overall increase was the impact of the Merger. The following were significant components of the change in this line item that did not result from the Merger:
•Swap fee income increased by $489 thousand as it will fluctuate based on market conditions and client demand.
•Other income increased by $1.1 million. The increase includes solar tax credits of $321 thousand, gains from the termination of three pay-fixed interest rate swaps of $129 thousand and a gain on the sale of an OREO property of $113 thousand.

Noninterest Expenses
The following table compares noninterest expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,		$ Change	% Change
	2025	2024	2025-2024	2025-2024
Salaries and employee benefits	$41,752	$26,947	$14,805	54.9%
Occupancy	3,660	2,379	1,281	53.8%
Furniture and equipment	5,226	2,965	2,261	76.3%
Data processing	1,889	2,502	(613)	(24.5)%
Automated teller machine and interchange fees	1,292	692	600	86.7%
Advertising and bank promotions	1,576	1,172	404	34.5%
FDIC insurance	1,498	860	638	74.2%
Professional services	3,842	1,432	2,410	168.3%
Directors' compensation	504	523	(19)	(3.6)%
Taxes other than income	1,237	543	694	127.8%
Intangible asset amortization	5,007	440	4,567	1038.0%
Merger-related expenses	2,617	1,807	810	44.8%
Restructuring expenses	91	—	91	100.0%
Other operating expenses	5,599	2,846	2,753	96.7%
Total noninterest expenses	$75,790	$45,108	$30,682	68.0%
Noninterest expense increased by $30.7 million from $45.1 million for the six months ended June 30, 2024 to $75.8 million for the six months ended June 30, 2025. The primary driver of the overall increase was the impact of the Merger. The following were additional significant components of the change in this line item:
•Data processing expense decreased by $613 thousand due to the reduction in core system costs following a system conversion in the fourth quarter of 2024.
•Professional services expense increased by $2.4 million, partly due to the Merger, but also due to higher utilization of consultants and other third-party service providers during the integration and system conversion process.
•Intangible asset amortization expense increased by $4.6 million due to the amortization recognized on the core deposit intangible and wealth customer relationship intangible established from the Merger.
•Merger-related expenses increased by $810 thousand due to the timing of conversion work. The merger costs incurred during 2025 included software conversion costs and professional fees, including external audit, associated with the conversion.
•Restructuring expense of $91 thousand was related to the closure of six branch locations during the fourth quarter of 2024.
•Other operating expenses increased by $2.8 million partially due to an increase in credit valuation adjustments on derivatives of $539 thousand. The remaining change is attributed to the impact of the merger and normal business operations, which included increases of $718 thousand in printing and postage charges, $494 thousand in insurance expenses, $320 thousand in loan-related expenses and $307 thousand in telecommunication expenses.

Income Tax Expense
Income tax expense totaled $10.0 million, an effective tax rate of 21.0%, for the six months ended June 30, 2025 compared with $4.3 million and an effective tax rate of 20.9% for the six months ended June 30, 2024. The Company’s effective tax rate is equal to the 21% federal statutory rate; however, it is impacted by interest earned on tax-exempt loans and investment securities and income from life insurance policies, partially offset by disallowed interest expense and state income taxes.

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
The Company has established investment policies and an asset/liability management policy to assist in administering its investment portfolio. Decisions to purchase or sell these securities are based on economic conditions and management’s strategy to respond to changes in interest rates, liquidity, pledges to secure deposits and repurchase agreements and other factors while trying to maximize return on the investments. The Company may segregate its investment security portfolio into three categories: “securities available-for-sale,” “trading securities” and “securities held-to-maturity.” At June 30, 2025 and December 31, 2024, management classified the entire investment securities portfolio as AFS, which is accounted for at current market value with non-credit related losses and gains reported in OCI, net of income taxes.
The Company's investment securities portfolio includes debt investments that are subject to varying degrees of credit and market risks, which arise from general market conditions and factors impacting specific industries, as well as news that may impact specific securities. Management monitors its debt securities, using various indicators to determine whether unrealized losses on debt securities are credit related and require an ACL. These indicators include the amount of time the security has been in an unrealized loss position, the cause and extent of the unrealized loss and the credit quality of the issuer and underlying assets. In addition, management assesses whether it is likely the Company will have to sell the investment security prior to recovery, or it expects to be able to hold the investment security until the price recovers. The Company determined that the declines in market value were due to increases in interest rates and market movements, and not due to credit factors. The Company does not intend to sell these securities with unrealized losses and it is more likely than not that the Company will not be required to sell them before recovery of their amortized cost basis, which may be maturity. Therefore, the Company has concluded that the unrealized losses for the AFS securities did not require an ACL at June 30, 2025 and December 31, 2024.
At June 30, 2025, AFS securities totaled $885.4 million, an increase of $55.7 million from $829.7 million at December 31, 2024. During the six months ended June 30, 2025, the Company purchased $89.7 million of AFS securities, consisting of agency and non-agency MBS and CMO securities and securities issued by state and political subdivisions, which were partially offset by paydowns of $38.8 million. The balance of investment securities included net unrealized losses of $31.5 million at June 30, 2025 compared to net unrealized losses of $35.2 million at December 31, 2024 for a decrease of $3.7 million. This decrease in net unrealized losses was primarily due to lower treasury rates compared to December 31, 2024. The overall duration of the Company's investment securities portfolio was 4.5 years at June 30, 2025 compared to 4.1 years at December 31, 2024. The Company has sufficient access to liquidity such that management does not believe it would be necessary to sell any of its investment securities at a loss to offset any unexpected deposit outflows. Management believes the structure of the Company's investment security portfolio is appropriately aligned with the rest of the balance sheet to protect against volatile interest rate environments, to provide a source of liquidity and to generate steady earnings.

The following table summarizes the credit ratings and collateral associated with the Company's investment security portfolio, excluding equity securities, at June 30, 2025:

Sector	Portfolio Mix	Amortized Book Value	Fair Value	Credit Enhancement	AAA	AA	A	BBB	BB	NR	Collateral / Guarantee Type
Unsecured ABS	—%	$2,827	$2,673	28%	—%	—%	—%	—%	—%	100%	Unsecured Consumer Debt
Student Loan ABS	—	3,577	3,576	28	—	—	—	—	—	100	Seasoned Student Loans
Federal Family Education Loan ABS	8	75,724	74,828	11	—	47	33	7	13	—	Federal Family Education Loan (1)
PACE Loan ABS	—	1,912	1,702	7	100	—	—	—	—	—	PACE Loans
Non-Agency CMBS	3	24,012	24,027	24	—	—	—	—	—	100
Non-Agency RMBS	2	15,936	14,596	16	100	—	—	—	—	—	Reverse Mortgages (2)
Municipal - General Obligation	11	100,035	90,241		16	77	7	—	—	—
Municipal - Revenue	13	120,446	105,710		—	82	12	—	—	6
SBA ReRemic	—	1,904	1,890		—	100	—	—	—	—	SBA Guarantee (3)
Small Business Administration	1	5,156	5,275		—	100	—	—	—	—	SBA Guarantee (3)
Agency MBS	22	198,876	197,965		—	100	—	—	—	—	Residential Mortgages (3)
Agency CMO	38	344,233	342,057		—	100	—	—	—	—
U.S. Treasury securities	2	20,036	18,641		—	100	—	—	—	—	U.S. Government Guarantee (3)
Corporate debt	—	1,941	1,977		—	—	52	48	—	—
	100%	$916,615	$885,158		4%	85%	5%	1%	1%	4%

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

The following table presents the loan portfolio, excluding residential LHFS, by segment and class at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Commercial real estate:
Owner occupied	$622,315	$633,567
Non-owner occupied	1,203,038	1,160,238
Multi-family	239,388	274,135
Non-owner occupied residential	165,479	179,512
Acquisition and development:
1-4 family residential construction	38,490	47,432
Commercial and land development	198,889	241,424
Agricultural	124,291	125,156
Commercial and industrial	487,063	451,384
Municipal	28,693	30,044
Residential mortgage:
First lien	469,569	460,297
Home equity - term	5,784	5,988
Home equity - lines of credit	305,968	303,561
Other - term(1)	25,384	—
Installment and other loans	17,028	18,476
	$3,931,379	$3,931,214

(1) Other - term includes property assessed clean energy ("PACE") loans with unearned income of $659 thousand at June 30, 2025.
Total loans increased by $165 thousand from December 31, 2024 to June 30, 2025. Overall, loan balances were relatively flat over this period. During the six months ended June 30, 2025, the Company had taken strategic actions to reduce risk in the portfolio, including reducing commercial real estate loan concentrations. The Company purchased property assessed clean energy ("PACE") loans totaling $25.4 million during the second quarter of 2025 totaling $25.4 million.
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
The following table presents the Company’s risk elements and relevant asset quality ratios at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Nonaccrual loans	$22,423	$24,111
OREO	—	138
Total nonperforming assets	22,423	24,249
FDMs still accruing	5,759	4,897
Loans past due 90 days or more and still accruing	1,312	641
Total nonperforming and other risk assets ("total risk assets")	$29,494	$29,787
Loans 30-89 days past due and still accruing	$9,075	$35,393
Asset quality ratios:
Total nonperforming loans to total loans	0.57%	0.61%
Total nonperforming assets to total assets	0.42%	0.45%
Total nonperforming assets to total loans and OREO	0.57%	0.62%
Total risk assets to total loans and OREO	0.75%	0.76%
Total risk assets to total assets	0.55%	0.55%
ACL to total loans	1.22%	1.24%
ACL to nonperforming loans	213.61%	201.94%
ACL to nonperforming loans and FDMs still accruing	169.96%	167.85%
Net charge-offs to total average loans (1)	0.02%	0.03%
(1) Annualized
Nonperforming assets include nonaccrual loans and foreclosed real estate. Risk assets, which include nonperforming assets, FDMs still accruing and loans past due 90 days or more and still accruing, totaled $29.5 million at June 30, 2025, a decrease of $293 thousand from $29.8 million at December 31, 2024. Nonaccrual loans decreased by $1.7 million from December 31, 2024 to June 30, 2025 due primarily to repayments of $6.5 million and charge-offs of $907 thousand, partially offset by additions consisting mostly of loans in the commercial and residential mortgage segments.
At June 30, 2025, the Company had $6.5 million in loan modifications meeting the FDM criteria under ASU 2022-02 compared to $9.3 million at December 31, 2024. At June 30, 2025, the FDM balance included $5.1 million in acquired loans from the Merger and new loan modifications totaling $995 thousand during the six months ended June 30, 2025. During the six months ended June 30, 2025, there were payoffs of $4.1 million in FDMs. There were $750 thousand in FDM loans in nonaccrual status at June 30, 2025 compared to $4.6 million at December 31, 2024.
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
Special Mention loans increased by $1.2 million from $91.7 million at December 31, 2024 to $92.9 million at June 30, 2025 due to downgrades of $37.0 million, partially offset by repayments totaling $20.6 million, upgrades of $10.2 million and charge-offs and migration to classified loans totaling $4.9 million.
Classified loans totaled $65.8 million at June 30, 2025, or 1.7% of total loans outstanding, reflecting a decrease from $88.6 million, or 2.3% of total loans outstanding, at December 31, 2024.
Non-IEL substandard loans are performing loans, which have characteristics that cause management concern over the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming, or individually evaluated, loans in the future. Generally, management feels that substandard loans that are currently performing and not considered individually evaluated result in some doubt as to the borrower’s ability to continue to perform under the terms of the loan and represent potential problem loans. Non-IEL substandard loans totaled $43.2 million at

June 30, 2025, a decrease of $21.2 million from $64.4 million at December 31, 2024 due primarily to repayments of $17.9 million and upgrades of $11.1 million, partially offset by downgrades and charge offs totaling $7.8 million. The Substandard-IEL category decreased from $24.3 million at December 31, 2024 to $22.6 million at June 30, 2025, primarily due to repayments of $6.5 million and charge-offs totaling $299 thousand, partially offset by downgrades of $5.2 million.
The following table presents the amortized cost basis of nonaccrual loans, according to loan class, with and without reserves on individually evaluated loans at June 30, 2025 and December 31, 2024. At June 30, 2025, there was a specific reserve of $6 thousand on nonaccrual loans, excluding the ACL recorded on acquired PCD loans from the Merger, compared to $7 thousand at December 31, 2024.

	June 30, 2025				December 31, 2024
	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing
Commercial real estate:
Owner-occupied	$228	$5,410	$5,638	$—	$232	$4,046	$4,278	$—
Non-owner occupied	—	1,496	1,496	145	—	1,466	1,466	—
Multi-family	—	—	—	—	—	721	721	237
Non-owner occupied residential	—	500	500	136	—	175	175	—
Acquisition and development:
Commercial and land development	3,005	899	3,904	—	3,282	376	3,658	—
Agricultural	—	794	794	—	—	797	797	—
Commercial and industrial	1,409	857	2,266	1	2,822	2,678	5,500	113
Residential mortgage:
First lien	—	5,351	5,351	612	—	5,077	5,077	243
Home equity – term	—	156	156	—	36	34	70	18
Home equity – lines of credit	—	2,306	2,306	70	—	2,344	2,344	30
Other - term	—	—	—	348	—	—	—	—
Installment and other loans	12	—	12	—	15	10	25	—
Total	$4,654	$17,769	$22,423	$1,312	$6,387	$17,724	$24,111	$641
The following table presents our exposure to relationships that are individually evaluated and the partial charge-offs taken to date and specific reserves established on those relationships at June 30, 2025 and December 31, 2024:

	# of Relationships	Individually Evaluated Loans	Partial Charge-offs to Date	Specific Reserves
June 30, 2025
Relationships greater than $1,000,000	4	$6,980	$—	$2,173
Relationships greater than $500,000 but less than $1,000,000	8	6,254	313	1,035
Relationships greater than $250,000 but less than $500,000	10	3,078	—	—
Relationships less than $250,000	137	6,273	1,608	131
	159	$22,585	$1,921	$3,339
December 31, 2024
Relationships greater than $1,000,000	5	$10,210	$828	$177
Relationships greater than $500,000 but less than $1,000,000	6	4,925	313	2,173
Relationships greater than $250,000 but less than $500,000	9	2,887	—	155
Relationships less than $250,000	121	6,256	431	1,439
	141	$24,278	$1,572	$3,944
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
In its individually evaluated loan analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any reserves that may be needed. The determination of the Company’s charge-offs or specific reserve include an evaluation of the outstanding loan balance and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships at June 30, 2025. However, over time, additional information may result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
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

The following table presents the activity in the ACL for the three and six months ended June 30, 2025 and 2024:

	Commercial						Consumer
	Commercial Real Estate	Acquisition and Development	Agricultural	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Total
Three Months Ended
June 30, 2025
Balance, beginning of period	$25,893	$6,150	$163	$7,362	$427	$39,995	$7,312	$497	$7,809	$47,804
Provision for credit losses	377	(566)	3	29	(42)	(199)	223	185	408	209
Charge-offs	(111)	—	(6)	(195)	—	(312)	—	(192)	(192)	(504)
Recoveries	4	1	—	288	—	293	68	28	96	389
Balance, end of period	$26,163	$5,585	$160	$7,484	$385	$39,777	$7,603	$518	$8,121	$47,898
June 30, 2024
Balance, beginning of period	$17,975	$2,233	$393	$4,996	$164	$25,761	$3,193	$211	$3,404	$29,165
Provision for loan losses	236	423	—	267	(3)	923	(126)	15	(111)	812
Charge-offs	(12)	(23)	—	(14)	—	(49)	(50)	(65)	(115)	(164)
Recoveries	4	1	—	10	—	15	6	30	36	51
Balance, end of period	$18,203	$2,634	$393	$5,259	$161	$26,650	$3,023	$191	$3,214	$29,864
Six Months Ended
June 30, 2025
Balance, beginning of period	$29,551	$6,601	$110	$6,190	$320	$42,772	$5,240	$677	$5,917	$48,689
Provision for credit losses	(3,210)	(1,018)	81	1,265	65	(2,817)	2,221	251	2,472	(345)
Charge-offs	(186)	—	(31)	(712)	—	(929)	—	(468)	(468)	(1,397)
Recoveries	8	2	—	741	—	751	142	58	200	951
Balance, end of period	$26,163	$5,585	$160	$7,484	$385	$39,777	$7,603	$518	$8,121	$47,898
June 30, 2024
Balance, beginning of period	$17,873	$2,241	$437	$5,369	$157	$26,077	$2,424	$201	$2,625	$28,702
Provision for loan losses	314	414	(44)	(150)	4	538	637	58	695	1,233
Charge-offs	(12)	(23)	—	(60)	—	(95)	(50)	(118)	(168)	(263)
Recoveries	28	2	—	100	—	130	12	50	62	192
Balance, end of period	$18,203	$2,634	$393	$5,259	$161	$26,650	$3,023	$191	$3,214	$29,864
The ACL totaled $47.9 million at June 30, 2025, an increase of $18.0 million from $29.9 million at June 30, 2024, resulting primarily from the provision for credit losses on non-PCD loans of $15.5 million related to the Merger, the allowance for credit losses on PCD loans from the Merger of $5.9 million, inclusive of net charge-offs of $3.7 million since June 30, 2024. The ACL as a percentage of the total loan portfolio was 1.22% at June 30, 2025 compared to 1.27% at June 30, 2024.
The Company takes partial charge-offs on collateral-dependent loans when carrying value exceeds estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. Specific reserves remain in place if updated appraisals are pending, and represent management’s estimate of potential loss. In addition to the specific reserve allocations on individually evaluated loans noted previously, 18 loans, with aggregate outstanding principal balances of $1.4 million, had cumulative partial charge-offs to the ACL totaling $1.9 million as of June 30, 2025. As updated appraisals are received on collateral-dependent loans, partial charge-offs are taken to the extent the loans’ principal balance exceeds their fair value.
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

Deposits
Total deposits decreased by $106.5 million and totaled $4.5 billion at June 30, 2025 compared to $4.6 billion at December 31, 2024. Time deposits, money market deposits and savings deposits decreased by $105.4 million, $72.3 million and $2.1 million, respectively, offset by an increase in interest-bearing demand deposits of $49.3 million and an increase in non-interest bearing demand deposits of $24.0 million from December 31, 2024 to June 30, 2025. The Bank has experienced some reductions in higher yielding promotional balances, which was the primary driver of the declines in time deposit and money market accounts.
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
FHLB advances increased by $21.0 million to $136.0 million at June 30, 2025 compared to $115.0 million at December 31, 2024. The increase was due to higher utilization of overnight borrowings during the second quarter of 2025 as deposit balances declined and lending and investing activities increased. The Bank seeks to maintain sufficient liquidity to ensure client needs can be addressed in a timely basis.
In December 2018, the Company issued unsecured subordinated notes payable totaling $32.5 million, which mature on December 30, 2028, and the proceeds of which were designated for general corporate use, including funding of cash consideration for mergers and acquisitions. The subordinated notes had a fixed interest rate of 6.0% through December 30, 2023, which then converted to a variable rate, three-month CME term SOFR rate plus 3.16%, through maturity. At June 30, 2025, the contractual interest rate on the subordinated debt was 7.72%.
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
Shareholders’ equity totaled $548.4 million at June 30, 2025, an increase of $31.8 million from $516.7 million at December 31, 2024. The increase was primarily attributable to net income of $37.5 million, other comprehensive income of $1.8 million and the issuance of treasury shares for share-based compensation which increased shareholders' equity by $2.5 million, partially offset by dividends paid of $10.1 million for the six months ended June 30, 2025. Other comprehensive income included an after-tax increase of $2.9 million from net unrealized gains on investment securities, partially offset by $1.1 million in net unrealized losses from cash flow hedges. For the six months ended June 30, 2025, total comprehensive income totaled $39.3 million, an increase of $23.0 million from total comprehensive income of $16.3 million for the same period in 2024. This increase was due primarily to an increase in net income of $21.2 million and an increase in after-tax net unrealized gains on investment securities of $4.3 million, partially offset by an increase in after-tax net unrealized losses on interest rate swaps designated as cash flow hedges of $2.5 million between the comparative periods. The increase in net unrealized gains on investment securities was primarily caused by a decline in treasury rates.
At June 30, 2025, book value per common share was $28.07 compared to $26.65 at December 31, 2024. Tangible book value per share increased from $21.19 at December 31, 2024 to $22.77 at June 30, 2025, primarily as a result of the increase in shareholders' equity from net income. See “Supplemental Reporting of Non-GAAP Measures.”
The Company routinely evaluates its capital levels in light of its risk profile to assess its capital needs. The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. At June 30, 2025 and December 31, 2024, the Bank was considered well-capitalized under applicable banking regulations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Prompt corrective action provisions are not applicable to bank holding companies, including financial holding companies.
Note 10, Shareholders' Equity and Regulatory Capital, to the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1, "Financial Information," includes a table presenting capital amounts and ratios for the Company and the Bank at June 30, 2025 and December 31, 2024.
In addition to the minimum capital ratio requirement and minimum capital ratio to be well-capitalized presented in the referenced table in Note 10, the Bank must maintain a capital conservation buffer as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, Item 1 - Business, under the topic Basel III Capital Rules. At June 30, 2025, the Parent Company's and the Bank's capital conservation buffers, based on the most restrictive Total Capital to risk weighted assets capital ratio, were 5.1% and 5.3%, which are greater than the 2.5% requirement.
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
At June 30, 2025, cash and cash equivalents totaled $149.4 million compared to $248.9 million at December 31, 2024, which reflects the decrease in deposits of $106.5 million and the increase in investment securities of $55.7 million, partially offset by net income of $37.5 million and an increase in borrowings and repurchase agreements of $25.2 million for the six months ended June 30, 2025. Unencumbered investment securities totaled $179.1 million at June 30, 2025 compared to $160.3 million at December 31, 2024. At June 30, 2025 and December 31, 2024, the Company had $15.9 million of investment securities pledged at the FRB Discount Window, with no associated borrowings outstanding. The Company's maximum borrowing capacity from the FHLB of Pittsburgh was $1.9 billion at both June 30, 2025 and December 31, 2024, of which $137.2 million and $118.2 million in advances and letters of credit were outstanding at these same periods, respectively. The increase in FHLB advances was due to higher utilization of overnight borrowings during the second quarter of 2025 as deposit balances declined and lending and investing activities increased.
The Company’s ability to borrow from the FHLB is dependent on having sufficient qualifying collateral, which generally consists of loans primarily secured by real estate. In addition, the Company had $20.0 million in available unsecured lines of credit with other banks at June 30, 2025 and December 31, 2024. The Bank regularly tests its various sources of funding to ensure accessibility.
Supplemental Reporting of Non-GAAP Measures
Management believes providing certain “non-GAAP” financial information will assist investors in their understanding of the effect on recent financial results from non-recurring charges.
As a result of prior acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $112.5 million and $115.9 million at June 30, 2025 and December 31, 2024, respectively. During the six months ended June 30, 2025 and 2024, the Company incurred merger-related expenses of $2.6 million and $1.8 million, respectively, in connection with the Merger with Codorus Valley.
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
The increase in tangible book value per share (non-GAAP) from December 31, 2024 to June 30, 2025 is primarily due to net income of $37.5 million and other comprehensive income, net of taxes, of $1.8 million partially offset by dividends paid of $10.1 million. Other comprehensive income increased due to net unrealized gains on AFS securities partially offset by net unrealized losses on interest rate swaps designated as hedging instruments.
The following table presents the computation of each non-GAAP based measure shown together with its most directly comparable GAAP-based measure.

	June 30, 2025	December 31, 2024
Tangible Book Value per Common Share
Shareholders' equity (most directly comparable GAAP-based measure)	$548,448	$516,682
Less: Goodwill	69,751	68,106
Other intangible assets	42,748	47,765
Related tax effect	(8,977)	(10,031)
Tangible common equity (non-GAAP)	$444,926	$410,842

Common shares outstanding	19,536	19,390

Book value per share (most directly comparable GAAP based measure)	$28.07	$26.65
Intangible assets per share	5.30	5.46
Tangible book value per share (non-GAAP)	$22.77	$21.19

Adjusted Net Income and Adjusted Diluted (Earnings Per Share)
	Three Months Ended		Six Months Ended
	June 30 2025	June 30 2024	June 30 2025	June 30 2024
Net income (most directly comparable GAAP-based measure)	$19,448	$7,738	$37,499	$16,269
Plus: Merger-related expenses	968	1,135	2,617	1,807
Less: Related tax effect	(221)	(139)	(590)	(140)
Adjusted net income (non-GAAP)	$20,195	$8,734	$39,526	$17,936

Weighted average shares - diluted (most directly comparable GAAP-based measure)	19,342	10,553	19,335	10,517
Diluted earnings per share (most directly comparable GAAP-based measure)	$1.01	$0.73	$1.94	$1.55
Weighted average shares - diluted (non-GAAP)	19,342	10,553	19,335	10,517
Diluted earnings per share, adjusted (non-GAAP)	$1.04	$0.83	$2.04	$1.71

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
The simulation analysis results are presented in the table below. At June 30, 2025, the Bank is asset sensitive according to the model as the results of the modeling move in the same direction as rates. Funding costs are not expected to decline as fast as historically suggested or modeled to correspond with the continued general market pressures related to deposits and borrowings. Should those costs come down faster than modeled, increased asset sensitivity would be expected.

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
The results at June 30, 2025 and December 31, 2024 reflect the impact of the FOMC's interest rate changes in effect at the end of each period. Funding cost, the level of interest rates, infrastructure cost and repricing speed will continue to be a factor in the results of the model. The behavior of the business and retail clients also varies across the rate scenarios, which is reflected in the results for both periods. To improve comparability across periods, the Bank strives to follow best practices related to the assumption setting and maintains the size and mix of the period end balance sheet; thus, the results do not reflect actions management may take through the normal course of business that would impact results.

Net Interest Income			Economic Value
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates (basis points)	June 30, 2025	December 31, 2024	Change in Market Interest Rates (basis points)	June 30, 2025	December 31, 2024
(200)	(2.4)%	(2.5)%	(200)	(13.4)%	(7.9)%
(100)	(0.2)%	(0.5)%	(100)	(4.4)%	(2.1)%
100	1.5%	2.5%	100	2.0%	0.4%
200	2.7%	4.3%	200	2.2%	(0.7)%
Item 4. Controls and Procedures
Based on the evaluation required by Exchange Act Rules 13a-15(b) and 15d-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), at June 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at June 30, 2025.
There were no significant changes made to the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to affect, our internal control over financial reporting during the six months ended June 30, 2025.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
Information regarding legal proceedings is included in Note 15, Contingencies, to the unaudited Condensed Consolidated Financial Statements under Part I, Item 1, "Financial Statements" and incorporated herein by reference.
Item 1A – Risk Factors
There have been no material changes from the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2025 to April 30, 2025	—	$—	—	0
May 1, 2025 to May 31, 2025	—	—	—	0
June 1, 2025 to June 30, 2025	2,134	30.51	2,134	497,866
Total	2,134	$30.51	2,134
On June 23, 2025, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company could repurchase up to 500,000 shares of its outstanding common stock in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act, as amended. When and if appropriate, repurchases may be made in the open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. For the three and six months ended June 30, 2025, the Company repurchased 2,134 shares of its common stock. Common stock available for future repurchase totals 497,866 shares, or 2.5% of the Company's outstanding common stock at June 30, 2025.
Item 3 – Defaults Upon Senior Securities
Not applicable.
Item 4 – Mine Safety Disclosures
Not applicable.
Item 5 – Other Information
During the three months ended June 30, 2025, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as such term is defined in Item 408(c) of Regulation S-K.

Item 6 – Exhibits

2.2
Agreement and Plan of Merger by and between Orrstown Financial Services, Inc. and Codorus Valley Bancorp, Inc. incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K dated and filed December 12, 2023.

3.1	Articles of Incorporation as amended, incorporated by reference to Exhibit 3.1 of the Registrant’s Report on Form 8-K filed on January 29, 2010.

3.2	By-laws as amended, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed July 1, 2024.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed February 8, 2010 (File No. 333-164780).

10.1	2025 Orrstown Financial Services, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant's registration statement on Form S-8 filed May 6, 2025.

10.2	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.2 of the Registrant's registration statement on Form S-8 filed May 6, 2025.

10.3	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.3 of the Registrant's registration statement on Form S-8 filed May 6, 2025.

10.4	Deferred Compensation Agreement between Orrstown Bank and Neelesh Kalani, dated June 30, 2025, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed July 2, 2025.

31.1	Rule 13a – 14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a – 14(a)/15d-14(a) Certifications (Principal Financial Officer)

32.1	Section 1350 Certifications (Principal Executive Officer)

32.2	Section 1350 Certifications (Principal Financial Officer)

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Date: August 8, 2025