Form 10-Q
period 2025-09-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2025-11-06
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s Common Stock as of November 3, 2025: 19,498,770.

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

(Dollars in thousands, except per share amounts)	September 30, 2025	December 31, 2024
Assets
Cash and due from banks	$60,970	$51,026
Interest-bearing deposits with banks	123,176	197,848
Cash and cash equivalents	184,146	248,874
Restricted investments in bank stocks	24,111	20,232
Securities available for sale (amortized cost of $912,760 and $864,920 at September 30, 2025 and December 31, 2024, respectively)	890,357	829,711
Loans held for sale, at fair value	6,026	6,614
Loans	3,979,736	3,931,214
Less: Allowance for credit losses	(48,105)	(48,689)
Net loans	3,931,631	3,882,525
Premises and equipment, net	51,312	50,217
Cash surrender value of life insurance	146,020	143,854
Goodwill	69,751	68,106
Other intangible assets, net	40,338	47,765
Accrued interest receivable	20,443	21,058
Deferred tax assets, net	34,100	42,647
Other assets	71,998	79,986
Total assets	$5,470,233	$5,441,589
Liabilities
Deposits:
Noninterest-bearing	$901,557	$894,176
Interest-bearing	3,632,003	3,728,920
Total deposits	4,533,560	4,623,096
Securities sold under agreements to repurchase and federal funds purchased	32,501	25,863
FHLB advances and other borrowings	209,218	115,364
Subordinated notes and trust preferred debt	36,970	68,680
Other liabilities	86,048	91,904
Total liabilities	4,898,297	4,924,907

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value—$0.05205 stated value per share; 50,000,000 shares authorized; 19,712,347 shares issued and 19,500,983 outstanding at September 30, 2025; 19,722,640 shares issued and 19,389,967 outstanding at December 31, 2024	1,026	1,027
Additional paid - in capital	423,624	423,274
Retained earnings	170,526	126,540
Accumulated other comprehensive loss	(17,538)	(26,316)
Treasury stock—211,364 and 332,673 shares, at cost at September 30, 2025 and December 31, 2024, respectively	(5,702)	(7,843)
Total shareholders’ equity	571,936	516,682
Total liabilities and shareholders’ equity	$5,470,233	$5,441,589
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Operations (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share amounts)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest income
Loans	$65,751	$70,647	$192,219	$142,417
Investment securities - taxable	9,367	9,005	27,717	18,588
Investment securities - tax-exempt	881	883	2,634	2,641
Short-term investments	1,123	2,452	4,904	5,272
Total interest income	77,122	82,987	227,474	168,918
Interest expense
Deposits	22,639	28,603	69,754	57,384
Securities sold under agreements to repurchase and federal funds purchased	107	96	297	148
FHLB advances and other borrowings	1,791	1,154	3,939	3,780
Subordinated notes and trust preferred debt	1,597	1,437	4,223	2,925
Total interest expense	26,134	31,290	78,213	64,237
Net interest income	50,988	51,697	149,261	104,681
Provision for credit losses - loans	396	14,115	51	15,348
Recovery of credit losses - unfunded loan commitments	—	(434)	(100)	(557)
Net interest income after net recovery of credit losses	50,592	38,016	149,310	89,890
Noninterest income
Service charges on deposit accounts	2,014	1,801	5,975	3,824
Interchange income	1,620	1,779	4,488	3,651
Other service charges, commissions and fees	983	559	2,047	1,019
Swap fee income	816	505	1,879	1,079
Trust and investment management income	3,636	3,760	11,184	7,916
Brokerage income	1,641	1,277	4,775	3,535
Mortgage banking activities	522	491	1,302	1,318
Income from life insurance	1,471	1,289	4,071	2,569
Investment securities gains	50	271	71	254
Other income	629	654	2,129	1,023
Total noninterest income	13,382	12,386	37,921	26,188
continued

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Noninterest expenses
Salaries and employee benefits	21,439	27,190	63,191	54,137
Occupancy	1,907	1,818	5,567	4,197
Furniture and equipment	2,168	2,515	7,394	5,480
Data processing	1,116	2,046	3,005	4,548
Automated teller and interchange fees	892	784	2,184	1,476
Advertising and bank promotions	154	537	1,730	1,709
FDIC insurance	652	862	2,150	1,722
Professional services	1,703	1,119	5,545	2,551
Directors' compensation	350	123	854	646
Taxes other than income	828	503	2,065	1,046
Intangible asset amortization	2,410	2,464	7,417	2,904
Merger-related expenses	—	16,977	2,617	18,784
Restructuring expenses	—	257	91	257
Other operating expenses	2,678	3,104	8,277	5,950
Total noninterest expenses	36,297	60,299	112,087	105,407
Income (loss) before income tax expense (benefit)	27,677	(9,897)	75,144	10,671
Income tax expense (benefit)	5,812	(1,994)	15,780	2,305
Net income (loss)	$21,865	$(7,903)	$59,364	$8,366

Per share information:
Basic earnings (loss) per share	$1.14	$(0.41)	$3.09	$0.63
Diluted earnings (loss) per share	1.13	(0.41)	3.07	0.62
Dividends paid per share	0.27	0.23	0.79	0.63
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income (loss)	$21,865	$(7,903)	$59,364	$8,366
Other comprehensive income (loss), net of tax:
Unrealized gains on securities available for sale arising during the period	9,010	18,479	12,762	16,710
Reclassification adjustment for gains (losses) on securities available for sale realized in net income	44	(181)	44	(181)
Net unrealized gains on securities available for sale	9,054	18,298	12,806	16,529
Tax effect	(2,061)	(4,087)	(2,915)	(3,692)
Total other comprehensive income, net of tax and reclassification adjustments on securities available for sale	6,993	14,211	9,891	12,837
Unrealized losses on interest rate swaps used in cash flow hedges	(67)	(2,182)	(1,441)	(320)
Reclassification adjustment for (losses) gains realized in net income	—	—	—	—
Net unrealized losses on interest rate swaps used in cash flow hedges	(67)	(2,182)	(1,441)	(320)
Tax effect	15	487	328	71
Total other comprehensive loss, net of tax and reclassification adjustments on interest rate swaps used in cash flow hedges	(52)	(1,695)	(1,113)	(249)
Total other comprehensive income, net of tax and reclassification adjustments	6,941	12,516	8,778	12,588
Total comprehensive income	$28,806	$4,613	$68,142	$20,954
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended September 30, 2025
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, July 1, 2025	$1,026	$422,349	$153,923	$(24,479)	$(4,371)	$548,448
Net income	—	—	21,865	—	—	21,865
Total other comprehensive income, net of taxes	—	—	—	6,941	—	6,941
Cash dividends ($0.27 per share)	—	—	(5,262)	—	—	(5,262)
Share-based compensation plans:
779 net common shares acquired and 34,073 net treasury shares acquired, including compensation expense totaling $1,332	—	1,275	—	—	(1,331)	(56)
Balance, September 30, 2025	$1,026	$423,624	$170,526	$(17,538)	$(5,702)	$571,936

	Nine Months Ended September 30, 2025
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2025	$1,027	$423,274	$126,540	$(26,316)	$(7,843)	$516,682
Net income	—	—	59,364	—	—	59,364
Total other comprehensive income, net of taxes	—	—	—	8,778	—	8,778
Cash dividends ($0.79 per share)	—	—	(15,378)	—	—	(15,378)
Share-based compensation plans:
10,293 net common shares acquired and 121,309 net treasury shares issued, including compensation expense totaling $3,976	(1)	350	—	—	2,141	2,490
Balance, September 30, 2025	$1,026	$423,624	$170,526	$(17,538)	$(5,702)	$571,936

	Three Months Ended September 30, 2024
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, July 1, 2024	$583	$187,694	$129,670	$(28,404)	$(11,167)	$278,376
Net loss	—	—	(7,903)	—	—	(7,903)
Total other comprehensive income, net of taxes	—	—	—	12,516	—	12,516
Cash dividends ($0.23 per share)	—	—	(4,456)	—	—	(4,456)
Issuance of stock (8,532,038 common shares) to acquire Codorus Valley Bancorp, Inc.	444	233,013	—	—	—	233,457
Share-based compensation plans:
4,000 net common shares acquired and 125,091 net treasury shares issued, including compensation expense totaling $5,657	—	1,470	—	—	2,746	4,216
Balance, September 30, 2024	$1,027	$422,177	$117,311	$(15,888)	$(8,421)	$516,206

	Nine Months Ended September 30, 2024
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2024	$583	$189,027	$117,667	$(28,476)	$(13,745)	$265,056
Net income	—	—	8,366	—	—	8,366
Total other comprehensive income, net of taxes	—	—	—	12,588	—	12,588
Cash dividends ($0.63 per share)	—	—	(8,722)	—	—	(8,722)
Issuance of stock (8,532,038 common shares) to acquire Codorus Valley Bancorp, Inc.	444	232,983	—	—	—	233,427
Share-based compensation plans:
7,330 net common shares acquired and 236,256 net treasury shares issued, including compensation expense totaling $7,488	—	167	—	—	5,324	5,491
Balance, September 30, 2024	$1,027	$422,177	$117,311	$(15,888)	$(8,421)	$516,206

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Nine Months Ended
(Dollars in thousands)	September 30, 2025	September 30, 2024
Cash flows from operating activities
Net income	$59,364	$8,366
Adjustments to reconcile net income to net cash provided by operating activities:
Net discount accretion	(17,601)	(5,526)
Depreciation and amortization expense	11,622	5,793
Provision for credit losses - loans	51	15,348
Recovery of credit losses - unfunded loan commitments	(100)	(557)
Share-based compensation	3,976	7,488
Gains on sales of loans originated for sale	(841)	(667)
Fair value adjustments on loans held for sale	(31)	(95)
Mortgage loans originated for sale	(40,043)	(29,372)
Proceeds from sales of loans originated for sale	41,503	32,389
Net gain on sale of OREO and premises held for sale	(119)	—
Net (gain) loss on disposal of premises and equipment	(7)	400
Deferred income tax expense	6,646	38
Investment securities gains	(71)	(254)
Net losses on derivatives	343	1,316
Gain on derivative terminations	—	—
Income from life insurance	(4,071)	(2,569)
Decrease (increase) in accrued interest receivable and other assets	7,948	(12,583)
(Decrease) increase in accrued interest payable and other liabilities	(11,147)	6,398
Other, net	823	686
Net cash provided by operating activities	58,245	26,599
Cash flows from investing activities
Proceeds from sales of AFS securities	41,647	162,669
Maturities, repayments and calls of AFS securities	60,462	57,921
Purchases of AFS securities	(147,333)	(190,293)
Net cash and cash equivalents received from acquisitions	—	45,280
Net purchases of restricted investments in bank stocks	(3,879)	(7,087)
Net increase in loans	(32,764)	(28,837)
Proceeds from sales of portfolio loans	—	1,727
Investment in limited partnerships	(1,285)	(6,891)
Purchases of bank premises and equipment	(3,611)	(463)
Proceeds from disposal of OREO and premises held for sale	2,182	—
Proceeds from disposal of premises and equipment	18	—
Purchases of bank owned life insurance	—	(5,000)
Death benefit proceeds from life insurance contracts	864	—
Other	(15)	(374)
Net cash (used in) provided by investing activities	(83,714)	28,652
continued

	September 30, 2025	September 30, 2024
Cash flows from financing activities
Net (decrease) increase in deposits	(90,387)	145,397
Net increase (decrease) in borrowings with original maturities less than 90 days	95,538	(18,296)
Proceeds from FHLB advances with original maturities greater than 90 days	20,000	—
Payments on FHLB advances with original maturities greater than 90 days	(15,000)	—
Payments on subordinated notes	(32,500)	—
Dividends paid	(15,378)	(8,722)
Acquisition of treasury stock	(94)	—
Shares repurchased as treasury stock for employee taxes associated with restricted stock vesting	(2,001)	(2,393)
Proceeds from issuance of employee stock purchase plan shares	151	267
Other	412	115
Net cash (used in) provided by financing activities	(39,259)	116,368
Net (decrease) increase in cash and cash equivalents	(64,728)	171,619
Cash and cash equivalents at beginning of period	248,874	65,161
Cash and cash equivalents at end of period	$184,146	$236,780

	Nine Months Ended
	September 30, 2025	September 30, 2024
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$78,082	$63,206
Income taxes	2,200	6,825
Supplemental schedule of noncash activities:
Premise and equipment transferred to held for sale	—	1,925
Lease liabilities arising from obtaining ROU assets	2,010	—
Noncash transactions related to merger:
Assets acquired	—	2,154,283
Liabilities assumed	—	2,018,067
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
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of Orrstown Financial Services, Inc. and its wholly owned subsidiary, the Bank. The Company has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, SEC rules that permit reduced disclosure for interim periods and Article 10 of Regulation S-X. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements. There have been no material changes to the Company's significant accounting policies for the three and nine months ended September 30, 2025. The December 31, 2024 consolidated balance sheet information contained in this Quarterly Report on Form 10-Q was derived from the Company's 2024 audited consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications have been made to prior years' amounts to conform with current year classifications. These reclassifications did not have a material impact on the Company's consolidated financial condition, results of operations or statement of consolidated cash flows.
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
Acquisition Accounting
The Company accounts for its mergers and acquisitions using the acquisition method of accounting under the provisions of the FASB ASC Topic 805, Business Combinations ("805"). Under ASC 805, all of the assets acquired and liabilities assumed in a business combination are recognized at their acquisition-date fair value, while transaction costs and restructuring costs associated with the business combination are expensed as incurred. The determination of fair values involves significant judgment regarding methods and assumptions, including discount rates, future expected cash flows, market conditions and other future events. The excess of the merger consideration over the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill. The results of operations of the acquired entity are included in the consolidated statements of operations from the acquisition date. In accordance with business combination accounting guidance, for the Merger as defined below, the Company reviewed and evaluated the fair values of the assets and liabilities acquired for the permissible period of up to twelve months following the Merger date of July 1, 2024. Any such adjustments were recorded to goodwill and are reflected in the unaudited condensed statements of financial condition. The measurement period to finalize the fair values of the acquired assets and assumed liabilities ended on June 30, 2025. No further adjustments to the fair values were recorded subsequent to twelve months following the Merger date.

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
The ACL represents the amount that, in management's judgment, appropriately reflects credit losses inherent in the loan portfolio at the balance sheet date. Loans deemed to be uncollectible are charged against the ACL on loans and subsequent recoveries, if any, are credited to the ACL on loans when received. Changes to the ACL are recorded through the provision for credit losses in the unaudited condensed consolidated statements of operations.
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

Loans that do not share similar risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation for the ACL. Loans identified to be individually evaluated under CECL include substandard loans, loans on nonaccrual status and may include accruing loans that do not share similar risk characteristics to other accruing loans collectively evaluated. A specific reserve analysis is applied to the individually evaluated loans, which considers collateral value, an observable market price or the present value of expected future cash flows. A specific reserve may be assigned if the measured value of the loan using one of the before mentioned methods is less than the current carrying value of the loans.
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
Purchased loans that do not qualify as PCD assets are accounted for similar to originated loans, whereby an ACL is recognized with a corresponding increase to the provision for credit losses in the consolidated statements of operations. PCD loans are recorded at their purchase price plus the ACL expected at the time of acquisition resulting in a gross up of the amortized cost of the loans. Subsequent changes in the ACL from the initial ACL estimate are recorded as provision for credit losses in the consolidated statements of operations.
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
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require updates to the disclosures of the income tax rate reconciliation and income taxes paid. The income tax rate reconciliation will require expanded disclosure, using percentages and reporting currency amounts, to include specific categories, including state and local income tax, net of the federal income tax effect, tax credits and nontaxable and nondeductible items, with additional qualitative explanations of individually significant reconciling items. The amount of income taxes paid will require disaggregation by jurisdictional categories: federal, state and foreign. This guidance for income tax disclosures is effective for fiscal years beginning after December 15, 2024. The updated guidance will require expanded disclosures, but will not have a significant impact on its consolidated financial statements .

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
The Company initially recorded goodwill of $49.4 million in connection with the Merger, which is not amortized for financial reporting purposes, but is subject to annual impairment testing. As permitted under GAAP, the Company had up to twelve months following the date of the Merger to finalize the fair values of the acquired assets and assumed liabilities related to the merger of Codorus Valley. During this measurement period, the Company could record subsequent adjustments to goodwill for provisional amounts recorded at the Merger date. The Company recorded merger-related tax adjustments totaling $1.6 million, which increased goodwill associated with the Merger to $51.0 million. The measurement period to finalize the fair values of the acquired assets and assumed liabilities ended on June 30, 2025. No further adjustments to the fair values were recorded subsequent to twelve months following the Merger date.

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
The Company increased the fair value of premises by $6.6 million with a corresponding decrease to goodwill based upon updated independent market-based appraisals for buildings, land and land improvements. The fair value adjustments are depreciated based on the estimated useful life of 40 years.
Pursuant to the Merger, the Company acquired operating lease assets and operating lease liabilities both with a fair value of $5.1 million based on the income approach, which considered the lease contracts current rental rates, escalation terms and expiration periods. The Company also acquired a finance lease asset and liability with fair values of $392 thousand each. At July 1, 2024, the Company recorded negative fair value adjustments of $1.1 million and $133 thousand to acquired operating lease assets and finance lease assets, respectively, which are amortized over the remaining lease terms.
An adjustment of $3.2 million was recorded to reflect the fair value of the time deposits assumed, which was determined using a discounted cash flow approach that utilized a discount rate equal to current market interest rates for instruments with similar terms and maturities. The fair value adjustment for time deposits are amortized over the remaining maturities.
Subordinated notes and trust preferred debt were valued using a discounted cash flow approach, which applied a discount rate based upon other issuances with comparable terms. Fair value adjustments of $2.4 million and $2.7 million were recorded for the acquired subordinated notes and trust preferred debt, respectively, which are being amortized over their remaining maturities.
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

NOTE 3. INVESTMENT SECURITIES
At September 30, 2025 and December 31, 2024, all investment securities were classified as AFS. The following table summarizes amortized cost and fair value of investment securities, the corresponding amounts of gross unrealized gains and losses recognized in AOCI and the ACL at September 30, 2025 and December 31, 2024:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2025
U.S. Treasury securities	$20,033	$—	$1,230	$—	$18,803
U.S. Government Agencies	1,966	55	—	—	2,021
States and political subdivisions	219,331	243	19,461	—	200,113
GSE residential MBSs	174,647	2,697	2,216	—	175,128
GSE commercial MBSs	6,514	102	17	—	6,599
GSE residential CMOs	359,294	4,045	5,153	—	358,186
Non-agency CMOs	48,105	156	1,136	—	47,125
Asset-backed	80,705	419	957	—	80,167
Corporate debt	1,944	50	—	—	1,994
Other	221	—	—	—	221
Totals	$912,760	$7,767	$30,170	$—	$890,357
December 31, 2024
U.S. Treasury securities	$20,043	$—	$1,980	$—	$18,063
U.S. Government Agencies	2,953	100	—	—	3,053
States and political subdivisions	220,418	10	20,400	—	200,028
GSE residential MBSs	155,793	52	4,297	—	151,548
GSE commercial MBSs	8,570	243	21	—	8,792
GSE residential CMOs	331,016	485	6,809	—	324,692
Non-agency CMOs	35,548	202	2,466	—	33,284
Asset-backed	88,450	655	1,002	—	88,103
Corporate debt	1,935	19	—	—	1,954
Other	194	—	—	—	194
Totals	$864,920	$1,766	$36,975	$—	$829,711

The following table summarizes investment securities with unrealized losses at September 30, 2025 and December 31, 2024, aggregated by major investment security type and the length of time in a continuous unrealized loss position.

	Less Than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
September 30, 2025
U.S. Treasury securities	—	$—	$—	3	$18,803	$1,230	3	$18,803	$1,230
States and political subdivisions	3	10,586	351	42	178,052	19,110	45	188,638	19,461
GSE residential MBSs	—	—	—	8	13,223	2,216	8	13,223	2,216
GSE commercial MBS	2	1,263	17	—	—	—	2	1,263	17
GSE residential CMOs	16	84,689	616	24	108,285	4,537	40	192,974	5,153
Non-agency CMOs	2	7,133	58	5	22,344	1,078	7	29,477	1,136
Asset-backed	4	13,779	121	8	37,488	836	12	51,267	957
Totals	27	$117,450	$1,163	90	$378,195	$29,007	117	$495,645	$30,170
December 31, 2024
U.S. Treasury securities	—	$—	$—	3	$18,063	$1,980	3	$18,063	$1,980
States and political subdivisions	13	10,080	131	42	189,448	20,269	55	199,528	20,400
GSE residential MBSs	68	85,836	1,117	15	55,579	3,180	83	141,415	4,297
GSE commercial MBS	3	2,963	21	—	—	—	3	2,963	21
GSE residential CMOs	52	158,439	729	15	56,443	6,080	67	214,882	6,809
Non-agency CMOs	2	8,816	218	4	16,636	2,248	6	25,452	2,466
Asset-backed	4	11,964	17	9	44,130	985	13	56,094	1,002
Totals	142	$278,098	$2,233	88	$380,299	$34,742	230	$658,397	$36,975
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
The Company did not record an ACL on the AFS securities at September 30, 2025 and December 31, 2024. As of these periods, the Company considers the unrealized losses on the AFS securities to be related to fluctuations in market conditions, primarily interest rates, and not reflective of deterioration in credit. In addition, the Company maintains that it has the intent and ability to hold these AFS securities until the amortized cost is recovered and it is more likely than not that any of AFS securities in an unrealized loss position would not be required to be sold. At September 30, 2025 and December 31, 2024, unrealized losses were due to market uncertainty and higher interest rates from the time of the security purchase.
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
The Company does not intend to sell the aforementioned investment securities with unrealized losses and it is more likely than not that the Company will not be required to sell them before recovery of their amortized cost basis, which may be maturity. In addition, the unrealized losses are not credit related. Therefore, the Company has concluded that the unrealized losses for these investment securities do not require an ACL at September 30, 2025.
The following table summarizes amortized cost and fair value of investment securities by contractual maturity at September 30, 2025. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	42,146	40,281
Due after five years through ten years	50,837	47,843
Due after ten years	150,512	135,028
CMOs and MBSs	588,560	587,038
Asset-backed	80,705	80,167
Totals	$912,760	$890,357
The following table summarizes proceeds from sales of investment securities and gross gains and gross losses for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Proceeds from sale of investment securities	$41,647	$162,669	$41,647	$162,669
Gross gains	50	271	71	271
Gross losses	—	—	—	17
During the three and nine months ended September 30, 2025, the Company recorded gains of $50 thousand and $71 thousand, respectively. These gains were from a gain of $44 thousand on the sale of GSE residential MBS securities with principal balances totaling $41.6 million and mark-to-market activity on an equity security. The Company recorded net gains of $271 thousand and $254 thousand for the three and nine months ended September 30, 2024, respectively, from a security redemption during the third quarter of 2024 resulting in a gain of $181 thousand and mark-to-market activity on an equity security. During the three and nine months ended September 30, 2024, the Company sold investment securities acquired from the Merger with a principal balance of $162.7 million. No gain or loss was recorded as the sale proceeds equaled the fair value of the acquired investment securities recorded on the Merger date. Investment securities with a fair value of $645.0 million and $669.2 million at September 30, 2025 and December 31, 2024, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.
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

The following table presents the loan portfolio by segment and class, excluding residential LHFS, at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Commercial real estate:
Owner occupied	$629,481	$633,567
Non-owner occupied	1,254,959	1,160,238
Multi-family	234,782	274,135
Non-owner occupied residential	163,138	179,512
Acquisition and development:
1-4 family residential construction	41,141	47,432
Commercial and land development	195,158	241,424
Agricultural	118,596	125,156
Commercial and industrial	479,929	451,384
Municipal	28,664	30,044
Residential mortgage:
First lien	476,006	460,297
Home equity - term	5,800	5,988
Home equity - lines of credit	311,458	303,561
Other - term(1)	23,737	—
Installment and other loans	16,887	18,476
Total loans	$3,979,736	$3,931,214

(1) Other - term includes property assessed clean energy ("PACE") loans with unearned income of $571 thousand at September 30, 2025.
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

The following table presents the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of September 30, 2025 and December 31, 2024. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan and payment activity. Residential mortgage, installment and other consumer loans are presented below based on payment performance: performing or nonperforming. Nonperforming includes substandard - individually evaluated loans.

	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$45,663	$52,327	$91,757	$103,454	$93,829	$160,662	$12,845	$677	$561,214
Special mention	—	1,944	128	15,439	14,786	8,988	—	—	41,285
Substandard - Non-IEL	—	727	1,505	9,329	3,974	3,888	1,572	70	21,065
Substandard - IEL	—	—	643	892	977	3,405	—	—	5,917
Total owner-occupied loans	$45,663	$54,998	$94,033	$129,114	$113,566	$176,943	$14,417	$747	$629,481
Current period gross charge offs - owner-occupied	$—	$—	$—	$337	$—	$3	$—	$—	$340
Non-owner occupied:
Risk rating
Pass	$136,475	$100,767	$138,740	$192,014	$315,137	$344,339	$1,936	$372	$1,229,780
Special mention	—	—	10,062	2,998	1,118	9,825	—	—	24,003
Substandard - Non-IEL	—	—	143	886	—	—	—	—	1,029
Substandard - IEL	—	—	—	147	—	—	—	—	147
Total non-owner occupied loans	$136,475	$100,767	$148,945	$196,045	$316,255	$354,164	$1,936	$372	$1,254,959
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family:
Risk rating
Pass	$6,417	$9,350	$6,882	$77,957	$45,730	$76,147	$936	$671	$224,090
Special mention	—	—	—	9,794	762	—	—	—	10,556
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	136	—	—	—	—	136
Total multi-family loans	$6,417	$9,350	$6,882	$87,887	$46,492	$76,147	$936	$671	$234,782
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied residential:
Risk rating
Pass	$8,107	$9,761	$18,880	$26,999	$25,983	$65,386	$97	$301	$155,514
Special mention	—	493	—	40	771	1,313	—	40	2,657
Substandard - Non-IEL	—	—	129	564	2,453	1,245	—	103	4,494
Substandard - IEL	—	—	—	241	126	106	—	—	473
Total non-owner occupied residential loans	$8,107	$10,254	$19,009	$27,844	$29,333	$68,050	$97	$444	$163,138
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$—	$—	$—	$—	$—	$—
continued

	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$28,682	$8,567	$2,320	$410	$934	$—	$—	$—	$40,913
Special mention	—	228	—	—	—	—	—	—	228
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total 1-4 family residential construction loans	$28,682	$8,795	$2,320	$410	$934	$—	$—	$—	$41,141
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and land development:
Risk rating
Pass	$20,167	$52,381	$36,849	$55,447	$7,259	$3,946	$7,361	$3,208	$186,618
Special mention	—	—	—	—	—	—	—	—	—
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	280	7,922	338	—	—	—	8,540
Total commercial and land development loans	$20,167	$52,381	$37,129	$63,369	$7,597	$3,946	$7,361	$3,208	$195,158
Current period gross charge offs - commercial and land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural
Risk rating
Pass	$10,615	$8,708	$12,158	$19,599	$17,746	$28,120	$10,538	$1,102	$108,586
Special mention	$—	$1,493	$1,674	$1,229	$1,111	$3,948	$98	$—	$9,553
Substandard - Non-IEL	$—	$78	$—	$19	$201	$—	$149	$—	$447
Substandard - IEL	$—	$—	$—	$10	$—	$—	$—	$—	$10
Total agricultural loans	$10,615	$10,279	$13,832	$20,857	$19,058	$32,068	$10,785	$1,102	$118,596
Current period gross charge offs - agricultural	$—	$—	$—	$—	$25	$6	$—	$—	$31
Commercial and Industrial:
Risk rating
Pass	$53,309	$84,216	$39,532	$48,346	$42,927	$25,813	$147,745	$4,955	$446,843
Special mention	91	5,656	8,660	330	827	375	4,210	129	20,278
Substandard - Non-IEL	—	14	1,121	113	956	19	4,665	3,767	10,655
Substandard - IEL	—	341	251	253	200	937	50	121	2,153
Total commercial and industrial loans	$53,400	$90,227	$49,564	$49,042	$44,910	$27,144	$156,670	$8,972	$479,929
Current period gross charge offs - commercial and industrial	$—	$—	$381	$175	$56	$100	$29	$—	$741
Municipal:
Risk rating
Pass	$2,692	$59	$—	$9,417	$2,841	$12,227	$—	$—	$27,236
Special mention	—	—	—	—	—	1,428	—	—	1,428
Total municipal loans	$2,692	$59	$—	$9,417	$2,841	$13,655	$—	$—	$28,664
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—
continued

	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Residential mortgage:
First lien:
Payment performance
Performing	$53,324	$57,675	$92,952	$97,149	$48,937	$119,677	$—	$—	$469,714
Nonperforming	—	626	929	178	218	4,341	—	—	6,292
Total first lien loans	$53,324	$58,301	$93,881	$97,327	$49,155	$124,018	$—	$—	$476,006
Current period gross charge offs - first lien	$—	$51	$—	$—	$24	$—	$—	$—	$75
Home equity - term:
Payment performance
Performing	$416	$340	$614	$974	$186	$3,142	$—	$—	$5,672
Nonperforming	87	—	—	—	—	41	—	—	128
Total home equity - term loans	$503	$340	$614	$974	$186	$3,183	$—	$—	$5,800
Current period gross charge offs - home equity - term	$—	$—	$—	$36	$—	$—	$—	$—	$36
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$211,857	$97,050	$308,907
Nonperforming	—	—	—	—	—	—	29	2,522	2,551
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$211,886	$99,572	$311,458
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$23	$—	$—	$23
Other - term:
Payment performance
Performing	$—	$23,737	$—	$—	$—	$—	$—	$—	$23,737
Nonperforming	—	—	—	—	—	—	—	—	—
Total other - term loans	$—	$23,737	$—	$—	$—	$—	$—	$—	$23,737
Current period gross charge offs - other - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
Installment and other loans:
Payment performance
Performing	$1,010	$1,174	$1,731	$1,364	$443	$256	$10,849	$55	$16,882
Nonperforming	—	—	2	—	—	3	—	—	5
Total Installment and other loans	$1,010	$1,174	$1,733	$1,364	$443	$259	$10,849	$55	$16,887
Current period gross charge offs - installment and other	$354	$234	$3	$5	$2	$15	$56	$—	$669

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$55,068	$86,255	$106,696	$112,278	$31,495	$155,543	$14,653	$280	$562,268
Special mention	—	1,674	18,563	1,895	7,946	5,422	165	—	35,665
Substandard - Non-IEL	—	694	14,572	4,204	2,477	4,899	4,510	—	31,356
Substandard - IEL	—	9	—	1,110	245	2,914	—	—	4,278
Total owner-occupied loans	$55,068	$88,632	$139,831	$119,487	$42,163	$168,778	$19,328	$280	$633,567
Current period gross charge offs - owner-occupied	$—	$217	$13	$313	$—	$12	$—	$—	$555
Non-owner occupied:
Risk rating
Pass	$82,441	$146,020	$193,131	$326,586	$123,646	$256,212	$2,335	$—	$1,130,371
Special mention	—	10,081	2,985	334	7,920	1,919	—	—	23,239
Substandard - Non-IEL	482	—	1,049	—	1,043	2,588	—	—	5,162
Substandard - IEL	—	—	—	—	—	1,466	—	—	1,466
Total non-owner occupied loans	$82,923	$156,101	$197,165	$326,920	$132,609	$262,185	$2,335	$—	$1,160,238
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$65	$—	$—	$65
Multi-family:
Risk rating
Pass	$7,269	$12,679	$105,883	$54,028	$30,968	$54,676	$1,351	$—	$266,854
Special mention	—	—	1,094	—	—	—	—	—	1,094
Substandard - Non-IEL	—	—	571	4,658	—	237	—	—	5,466
Substandard - IEL	—	—	—	—	—	721	—	—	721
Total multi-family loans	$7,269	$12,679	$107,548	$58,686	$30,968	$55,634	$1,351	$—	$274,135
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$7	$—	$—	$7
Non-owner occupied residential:
Risk rating
Pass	$9,322	$22,771	$29,681	$29,729	$19,410	$64,851	$1,257	$—	$177,021
Special mention	—	—	—	147	42	478	39	—	706
Substandard - Non-IEL	—	—	166	133	—	1,311	—	—	1,610
Substandard - IEL	—	—	43	—	—	132	—	—	175
Total non-owner occupied residential loans	$9,322	$22,771	$29,890	$30,009	$19,452	$66,772	$1,296	$—	$179,512
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$29	$—	$—	$—	$—	$29
continued

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$30,908	$7,079	$2,295	$598	$935	$762	$3,921	$—	$46,498
Special mention	74	717	—	—	—	143	—	—	934
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total 1-4 family residential construction loans	$30,982	$7,796	$2,295	$598	$935	$905	$3,921	$—	$47,432
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and land development:
Risk rating
Pass	$60,420	$57,563	$74,893	$14,107	$372	$6,928	$7,280	$—	$221,563
Special mention	734	—	4,557	998	1,841	3,451	—	—	11,581
Substandard - Non-IEL	2,966	1,656	—	—	—	—	—	—	4,622
Substandard - IEL	—	18	3,282	358	—	—	—	—	3,658
Total commercial and land development loans	$64,120	$59,237	$82,732	$15,463	$2,213	$10,379	$7,280	$—	$241,424
Current period gross charge offs - commercial and land development	$—	$23	$—	$—	$—	$—	$—	$—	$23
Agricultural
Risk rating
Pass	$14,663	$14,507	$21,782	$19,486	$10,463	$28,095	$13,891	$164	$123,051
Special mention	—	—	—	25	—	902	161	—	1,088
Substandard - Non-IEL	—	—	13	—	—	207	—	—	220
Substandard - IEL	—	—	797	—	—	—	—	—	797
Total agricultural loans	$14,663	$14,507	$22,592	$19,511	$10,463	$29,204	$14,052	$164	$125,156
Current period gross charge offs - agricultural	$—	$1	$—	$18	$—	$18	$1	$—	$38
Commercial and Industrial:
Risk rating
Pass	$82,924	$55,109	$53,482	$49,937	$15,405	$17,215	$137,379	$2,768	$414,219
Special mention	485	2,000	2,477	293	2	23	10,516	—	15,796
Substandard - Non-IEL	—	1,037	2,547	3,409	—	490	8,386	—	15,869
Substandard - IEL	409	2,772	140	191	884	921	183	—	5,500
Total commercial and industrial loans	$83,818	$60,918	$58,646	$53,830	$16,291	$18,649	$156,464	$2,768	$451,384
Current period gross charge offs - commercial and industrial	$—	$335	$212	$60	$1,739	$60	$571	$—	$2,977
Municipal:
Risk rating
Pass	$1,565	$—	$10,006	$3,124	$269	$15,080	$—	$—	$30,044
Total municipal loans	$1,565	$—	$10,006	$3,124	$269	$15,080	$—	$—	$30,044
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—
continued

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Residential mortgage:
First lien:
Payment performance
Performing	$62,970	$101,901	$103,347	$52,420	$25,303	$109,113	$—	$—	$455,054
Nonperforming	672	308	241	483	218	3,321	—	—	5,243
Total first lien loans	$63,642	$102,209	$103,588	$52,903	$25,521	$112,434	$—	$—	$460,297
Current period gross charge offs - first lien	$—	$—	$—	$—	$—	$2	$—	$—	$2
Home equity - term:
Payment performance
Performing	$395	$752	$1,040	$201	$462	$3,068	$—	$—	$5,918
Nonperforming	—	—	36	—	—	34	—	—	70
Total home equity - term loans	$395	$752	$1,076	$201	$462	$3,102	$—	$—	$5,988
Current period gross charge offs - home equity - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$200,886	$100,331	$301,217
Nonperforming	—	—	—	—	—	—	2,048	296	2,344
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$202,934	$100,627	$303,561
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$—	$63	$—	$63
Other - term:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$—	$—	$—
Nonperforming	—	—	—	—	—	—	—	—	—
Total other - term loans	$—	$—	$—	$—	$—	$—	$—	$—	$—
Current period gross charge offs - other - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
Installment and other loans:
Payment performance
Performing	$2,197	$2,764	$2,209	$830	$119	$496	$9,817	$19	$18,451
Nonperforming	9	3	—	—	—	13	—	—	25
Total Installment and other loans	$2,206	$2,767	$2,209	$830	$119	$509	$9,817	$19	$18,476
Current period gross charge offs - installment and other	$209	$12	$—	$32	$—	$33	$21	$—	$307

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
At September 30, 2025 and December 31, 2024, the Company’s individually evaluated loans were measured based on the estimated fair value of the collateral securing the loan, except for purchased auto loans on nonaccrual status and accruing loans accounted for as TDRs prior to the adoption of ASU 2022-02. For real estate loans, collateral generally consists of commercial or residential real estate, but in the case of commercial and industrial loans, it could also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
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
The following table presents the amortized cost basis of nonaccrual loans, according to loan class, with and without reserves on individually evaluated loans as of September 30, 2025 and December 31, 2024. The Company did not recognize interest income on nonaccrual loans during the three and nine months ended September 30, 2025 and 2024.

	September 30, 2025				December 31, 2024
	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing
Commercial real estate:
Owner-occupied	$227	$5,690	$5,917	$—	$232	$4,046	$4,278	$—
Non-owner occupied	—	147	147	—	—	1,466	1,466	—
Multi-family	—	136	136	—	—	721	721	237
Non-owner occupied residential	—	473	473	—	—	175	175	—
Acquisition and development:
Commercial and land development	3,005	5,535	8,540	—	3,282	376	3,658	—
Agricultural	—	10	10	—	—	797	797	—
Commercial and industrial	1,313	840	2,153	—	2,822	2,678	5,500	113
Residential mortgage:
First lien	—	6,131	6,131	150	—	5,077	5,077	243
Home equity – term	—	128	128	—	36	34	70	18
Home equity – lines of credit	—	2,551	2,551	—	—	2,344	2,344	30
Other - term	—	—	—	347	—	—	—	—
Installment and other loans	5	—	5	—	15	10	25	—
Total	$4,550	$21,641	$26,191	$497	$6,387	$17,724	$24,111	$641
A loan is considered to be collateral-dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral. At September 30, 2025 and December 31, 2024, substantially all individually evaluated loans were collateral-dependent and consisted primarily of commercial real estate, acquisition and development and residential mortgage loans, which were primarily secured by commercial or residential real estate.

The following table presents the amortized cost basis of collateral-dependent individually evaluated loans by class as of September 30, 2025 and December 31, 2024:

	Type of Collateral
September 30, 2025	Business Assets	Commercial Real Estate	Equipment	Land	Residential Real Estate	Other	Total
Commercial real estate:
Owner occupied	$—	$5,917	$—	$—	$—	$—	$5,917
Non-owner occupied	—	147	—	—	—	—	147
Multi-family	—	136	—	—	—	—	136
Non-owner occupied residential	—	473	—	—	—	—	473
Acquisition and development:
Commercial and land development	—	8,016	—	524	—	—	8,540
Agricultural	—	—	10	—	—	—	10
Commercial and industrial	1,131	—	1,028	—	—	—	2,159
Residential mortgage:
First lien	—	—	—	—	5,940	—	5,940
Home equity - term	—	—	—	—	128	—	128
Home equity - lines of credit	—	—	—	—	2,551	—	2,551
Installment and other loans	—	—	2	—	—	—	2
Total	$1,131	$14,689	$1,040	$524	$8,619	$—	$26,003
December 31, 2024
Commercial real estate:
Owner occupied	$—	$4,269	$—	$—	$—	$—	$4,269
Non-owner occupied	—	1,463	—	—	—	—	1,463
Multi-family	—	721	—	—	—	—	721
Non-owner occupied residential	—	175	—	—	—	—	175
Acquisition and development:
Commercial and land development	—	3,381	—	277	—	—	3,658
Agricultural	—	—	—	797	—	—	797
Commercial and industrial	1,919	—	3,515	—	—	—	5,434
Residential mortgage:
First lien	—	—	—	—	5,007	—	5,007
Home equity - term	—	—	—	—	70	—	70
Home equity - lines of credit	—	—	—	—	2,344	—	2,344
Installment and other loans	—	—	3	—	—	9	12
Total	$1,919	$10,009	$3,518	$1,074	$7,421	$9	$23,950

The Company may modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, interest rate reduction or an other-than-insignificant payment delay. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL. The Company may also provide multiple types of modifications on an individual loan. During the three and nine months ended September 30, 2025, the Company extended modifications to two and five borrowers, respectively, experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan. During the three and nine months ended September 30, 2024, the Company extended modifications to three borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan. In addition, the Company acquired three FDM loans from the Merger, which were modified previously during 2024.

For loans previously modified to borrowers experiencing financial difficulty, there are FDMs totaling $295 thousand that were 90 days or more past due and accruing. The Company had committed to lend additional amounts to one commercial client, who was experiencing financial difficulty, with a loan previously modified that was a FDM. At September 30, 2025, the total commitment was $350 thousand and the outstanding loan balance was $293 thousand.
The following tables presents the amortized cost of loans at September 30, 2025 that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2025, by loan class and by type of modification. The percentage of the amortized cost of loans that were modified to borrowers experiencing difficulty as compared to the amortized cost of loan class is also presented below.

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reductions	Total Class of Financing Receivable
Three Months Ended
September 30, 2025
Commercial real estate:
Owner-occupied	$—	$—	$46	$—	$—	$94	0.02%
Total:	$—	$—	$46	$—	$—	$94

September 30, 2024
Commercial real estate:
Owner-occupied	$—	$—	$567	$2,452	$—	$—	0.48%
Commercial and industrial	—	—	—	2,080	—	—	0.35%
Total:	$—	$—	$567	$4,532	$—	$—

Nine Months Ended
September 30, 2025
Commercial real estate:
Owner-occupied	$—	$—	$770	$—	$—	$94	0.14%
Acquisition and development:
Commercial and land development	—	—	4,916	—	—	—	2.52%
Total:	$—	$—	$5,686	$—	$—	$94

September 30, 2024
Commercial real estate:
Owner-occupied	$—	$—	$567	$2,452	$—	$—	0.48%
Acquisition and development:
Commercial and land development	—	—	4,404	—	—	—	1.68%
Commercial and industrial	—	—	73	2,080	—	—	0.36%
Total:	$—	$—	$5,044	$4,532	$—	$—

The Company monitors the performance of the modified loans to borrowers experiencing financial difficulty to determine the effectiveness of its modification efforts. The following tables present the performance of the loans modified during the nine months ended September 30, 2025 and 2024, which includes loans that remain on nonaccrual status:

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Non-Accrual
September 30, 2025
Commercial real estate:
Owner-occupied	$770	$—	$—	$—	$770	$94
Acquisition and development:
Commercial and land development	—	—	—	—	—	4,916
Total:	770	—	—	—	770	5,010

September 30, 2024
Commercial real estate:
Owner-occupied	$2,981	$—	$38	$—	$3,019	$567
Acquisition and development:
Commercial and land development	4,405	—	—	—	4,405	—
Commercial and industrial	2,152	—	—	—	2,152	—
Total:	9,538	—	38	—	9,576	567

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 and 2024:

	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in years)
Three Months Ended
September 30, 2025
Commercial real estate:
Owner-occupied	$—	2.5%	4.2

September 30, 2024
Commercial real estate:
Owner-occupied	$—	4.0%	1.9
Acquisition and development:
Commercial and land development	$—	—%	1.0
Commercial and industrial	$—	4.0%	4.0

Nine Months Ended
September 30, 2025
Commercial real estate:
Owner-occupied	$—	2.5%	1.5
Acquisition and development:
Commercial and land development	$—	—%	0.6

September 30, 2024
Commercial real estate:
Owner-occupied	$—	4.0%	1.9
Acquisition and development:
Commercial and land development	$—	—%	1.0
Commercial and industrial	$—	4.0%	4.0

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due by aggregating loans based on its delinquencies. The following table presents the classes of the loan portfolio summarized by aging categories at September 30, 2025 and December 31, 2024:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due	Total Loans
September 30, 2025
Commercial real estate:
Owner occupied	$1,468	$185	$1,844	$3,497	$625,984	$629,481
Non-owner occupied	111	—	—	111	1,254,848	1,254,959
Multi-family	—	—	136	136	234,646	234,782
Non-owner occupied residential	721	—	115	836	162,302	163,138
Acquisition and development:
1-4 family residential construction	—	—	—	—	41,141	41,141
Commercial and land development	—	338	3,175	3,513	191,645	195,158
Agricultural	24	206	—	230	118,366	118,596
Commercial and industrial	360	70	1,154	1,584	478,345	479,929
Municipal	—	—	—	—	28,664	28,664
Residential mortgage:
First lien	687	1,945	3,728	6,360	469,646	476,006
Home equity - term	—	18	128	146	5,654	5,800
Home equity - lines of credit	1,479	815	1,251	3,545	307,913	311,458
Other - term	—	—	347	347	23,390	23,737
Installment and other loans	49	24	2	75	16,812	16,887
	$4,899	$3,601	$11,880	$20,380	$3,959,356	$3,979,736

December 31, 2024
Commercial real estate:
Owner occupied	$1,753	$2,070	$1,433	$5,256	$628,311	$633,567
Non-owner occupied	1,251	148	72	1,471	1,158,767	1,160,238
Multi-family	124	—	237	361	273,774	274,135
Non-owner occupied residential	1,383	115	65	1,563	177,949	179,512
Acquisition and development:
1-4 family residential construction	1,540	532	—	2,072	45,360	47,432
Commercial and land development	818	—	3,301	4,119	237,305	241,424
Agricultural	466	845	—	1,311	123,845	125,156
Commercial and industrial	410	280	4,459	5,149	446,235	451,384
Municipal	237	—	—	237	29,807	30,044
Residential mortgage:
First lien	17,534	4,827	2,822	25,183	435,114	460,297
Home equity - term	37	69	18	124	5,864	5,988
Home equity - lines of credit	3,612	318	1,208	5,138	298,423	303,561
Installment and other loans	94	11	12	117	18,359	18,476
	$29,259	$9,215	$13,627	$52,101	$3,879,113	$3,931,214

The Company’s ACL is calculated quarterly, with any adjustment recorded to the provision for credit losses in the consolidated statements of operation. Management calculates the quantitative portion of collectively evaluated loans for all loan categories, with the exception of the consumer loan segment, using DCF methodology. For purposes of calculating the quantitative portion of collectively evaluated reserves on the consumer loan segment, the remaining life methodology is utilized. For purposes of estimating the Company’s ACL, management generally evaluates collectively evaluated loans by federal call code, which represents the loan classes based upon U.S. regulatory loan classification rules, in order to group loans with similar risk characteristics.
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
All factors noted above were deemed appropriate at September 30, 2025. During the first quarter of 2025, a qualitative factor was added at a minor level for Other External Factors for all loan classes due to the uncertainty created within the global and domestic markets from changes in U.S. economic policy, including the recently implemented tariffs. During the second quarter of 2025, this qualitative factor was removed for all loan classes as the impact from the changes in U.S. economic policy was then reflected in the macroeconomic conditions within quantitative ACL model. In addition, the Economic Conditions qualitative factor was added at a minor level and the Delinquency and Classified Loan Trends qualitative factor was added at a moderate level for the residential senior liens loan class and the Delinquency and Classified Loan Trends qualitative factor was added at a moderate level for the home equity loan class. An adjustment to the Economic Conditions qualitative factor was based on current market interest rates and prepayment speeds, and the adjustment to Delinquency and Classified Loan Trends was based on delinquencies and downgrades within the aforementioned loan classes. There were no changes to the qualitative factors during the third quarter of 2025.
The following table presents the activity in the ACL for the three and nine months ended September 30, 2025 and 2024:

	Commercial						Consumer
	Commercial Real Estate	Acquisition and Development	Agricultural	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Total
Three Months Ended
September 30, 2025
Balance, beginning of period	$26,163	$5,585	$160	$7,484	$385	$39,777	$7,603	$518	$8,121	$47,898
Provision for credit losses	656	(106)	(26)	(567)	(10)	(53)	234	215	449	396
Charge-offs	(154)	—	—	(29)	—	(183)	(134)	(201)	(335)	(518)
Recoveries	7	—	—	255	—	262	9	58	67	329
Balance, end of period	$26,672	$5,479	$134	$7,143	$375	$39,803	$7,712	$590	$8,302	$48,105
September 30, 2024
Balance, beginning of period	$18,203	$2,634	$393	$5,259	$161	$26,650	$3,023	$191	$3,214	$29,864
Allowance established for acquired PCD Loans	1,321	2,535	2	1,947	—	5,805	105	10	115	5,920
Provision for loan losses	11,103	1,809	(283)	(672)	110	12,067	1,773	275	2,048	14,115
Charge-offs	(333)	—	—	(159)	—	(492)	—	(88)	(88)	(580)
Recoveries	4	12	1	163	—	180	54	77	131	311
Balance, end of period	$30,298	$6,990	$113	$6,538	$271	$44,210	$4,955	$465	$5,420	$49,630

Nine Months Ended
September 30, 2025
Balance, beginning of period	$29,551	$6,601	$110	$6,190	$320	$42,772	$5,240	$677	$5,917	$48,689
Provision for credit losses	(2,554)	(1,124)	55	698	55	(2,870)	2,455	466	2,921	51
Charge-offs	(340)	—	(31)	(741)	—	(1,112)	(134)	(669)	(803)	(1,915)
Recoveries	15	2	—	996	—	1,013	151	116	267	1,280
Balance, end of period	$26,672	$5,479	$134	$7,143	$375	$39,803	$7,712	$590	$8,302	$48,105
September 30, 2024
Balance, beginning of period	$17,873	$2,241	$437	$5,369	$157	$26,077	$2,424	$201	$2,625	$28,702
Allowance established for acquired PCD Loans	1,321	2,535	2	1,947	—	5,805	105	10	115	5,920
Provision for loan losses	11,417	2,223	(327)	(822)	114	12,605	2,410	333	2,743	15,348
Charge-offs	(345)	(23)	—	(219)	—	(587)	(50)	(206)	(256)	(843)
Recoveries	32	14	1	263	—	310	66	127	193	503
Balance, end of period	$30,298	$6,990	$113	$6,538	$271	$44,210	$4,955	$465	$5,420	$49,630
NOTE 5. LEASES
A lease provides the lessee the right to control the use of an identified asset for a period of time in exchange for consideration. The Company has primarily entered into operating leases for branches and office space. Most of the Company's leases contain renewal options, which the Company is reasonably certain to exercise. Including renewal options, the Company's leases range from two to 28 years. Operating and finance lease right-of-use assets are included in other assets, operating lease liabilities are included in other liabilities and the finance lease liability is included in other borrowings on the Company's unaudited condensed consolidated balance sheets.
The Company uses its incremental borrowing rate to determine the present value of the lease payments, as the rate implicit in the Company's leases is not readily determinable. Lease agreements that contain non-lease components are generally accounted for as a single lease component, while variable costs, such as common area maintenance expenses and property taxes, are expensed as incurred.

The following table summarizes the Company's operating leases at September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
Operating lease ROU assets	$14,120	$13,438
Operating lease ROU liabilities	14,962	14,270
Weighted-average remaining lease term (in years)	15.3	15.6
Weighted-average discount rate	4.9%	4.8%
The following table summarizes the Company's finance lease at September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
Financing lease assets	$315	$362
Weighted-average remaining lease term (in years)	4.4	5.2
Weighted-average discount rate	5.0%	5.0%
The following table presents information related to the Company's operating leases for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Cash paid for operating lease liabilities	$395	$471	$1,183	$1,142
Cash paid for finance lease liabilities	20	19	59	19
Operating lease expense	332	135	1,462	846
The following table presents expected future maturities of the Company's operating lease liabilities as of September 30, 2025:

2025	$412
2026	1,701
2027	1,737
2028	1,472
2029	1,393
Thereafter	15,446
22,161
Less: imputed interest	7,199
Total operating lease liabilities	$14,962
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
At September 30, 2025 and December 31, 2024, goodwill was $69.8 million and $68.1 million, respectively. During 2024, $49.4 million of goodwill was added through the Merger with Codorus Valley. As permitted under GAAP, the Company had up to twelve months following the date of the merger to finalize the fair values of the acquired assets and assumed liabilities related to the merger of Codorus Valley. During this measurement period, the Company recorded subsequent adjustments totaling $1.6 million to goodwill for provisional amounts related to income taxes recorded at the merger date, which increased total goodwill from the Merger with Codorus Valley to $51.0 million. The measurement period to finalize the fair values of the acquired assets and assumed liabilities ended on June 30, 2025. No further adjustments to the fair values were recorded subsequent to twelve months following the Merger date.

	September 30, 2025	December 31, 2024
Balance, beginning of year	$68,106	$18,724
Acquired goodwill	—	49,382
Adjustments to acquired goodwill	1,645	—
Balance, end of period	$69,751	$68,106
Goodwill is not amortized, but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit. The Company conducted its last annual goodwill impairment test as of November 30, 2024 using generally accepted valuation methods. As a result of that impairment test, no goodwill impairment was identified. No changes occurred that would impact the results of that analysis through September 30, 2025. No impairment charges were recorded in the three and nine months ended September 30, 2025 and 2024.
The Company acquired core deposit intangibles of $40.1 million and customer relationship intangible assets associated with wealth and brokerage businesses totaling $10.6 million from the Merger. The core deposit intangible and customer relationship intangible assets are amortized based on the sum-of-the-years digits method over the expected life of 10 years. The Company also acquired an investment advisory business and related accounts with assets under management of $85.0 million on July 1, 2024. In connection with this acquisition, the Company recorded an intangible asset totaling $374 thousand associated with the customer list, which is being amortized based on the sum-of-the-years digits method over the expected life of seven years.
The following table presents changes in and components of other intangible assets for the three and nine months ended September 30, 2025 and 2024. No impairment charges were recorded on other intangible assets during the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning of period	$42,748	$1,974	$47,765	$2,414
Acquired core deposit intangible	—	35,860	—	35,860
Adjustment to acquired customer list	—	10,774	(10)	10,774
Amortization expense	(2,410)	(2,464)	(7,417)	(2,904)
Balance, end of period	$40,338	$46,144	$40,338	$46,144
The following table presents the components of other identifiable intangible assets at September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible	$48,530	$16,846	$48,530	$10,911
Customer relationship intangibles	11,231	2,577	11,242	1,096
Total	$59,761	$19,423	$59,772	$12,007

The following table presents future estimated aggregate amortization expense for other identifiable intangible assets at September 30, 2025:

2025	$2,348
2026	8,585
2027	7,404
2028	6,226
2029	5,126
Thereafter	10,649
Total other identifiable intangible assets	$40,338
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
At September 30, 2025, 440,000 shares of the Company's common stock were reserved for issuance under the 2025 Plan, of which 370,647 shares were available to be issued. No further shares will be issued under the 2011 Plan.
The following table presents a summary of nonvested restricted shares activity for the nine months ended September 30, 2025:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares, beginning of year	264,328	$26.73
Granted	166,859	33.02
Forfeited	(11,110)	29.94
Vested	(168,437)	27.27
Nonvested shares, at period end	251,640	$30.40
The following table presents restricted share compensation expense, with tax benefit information, and fair value of shares vested, for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Restricted share award expense	$1,323	$5,577	$3,964	$7,386
Restricted share award tax benefit	278	1,171	832	1,551
Fair value of shares vested	4,273	286	5,778	9,658
The unrecognized compensation expense related to the share awards totaled $4.7 million at September 30, 2025 and $3.6 million at December 31, 2024. The unrecognized compensation expense at September 30, 2025 is expected to be recognized over a weighted-average period of 1.8 years.
The following table presents the summary of stock option activity as of September 30, 2025. The weighted average of remaining contractual term of shares exercisable is 1.1 years.

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2024	50,007	$23.13
Exercised	(24,761)	23.67
Outstanding at end of period	25,246	22.60
Fully vested and expected to vest	25,246	22.60
Exercisable, at period end	25,246	$22.60

The following table presents information about stock options exercised for the nine months ended September 30, 2025:

September 30, 2025
Total intrinsic value of options exercised	$184
Cash received from options exercised	586
Tax benefit realized from stock options exercised	41
The Company maintains an employee stock purchase plan to provide employees of the Company with an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed the lesser of the IRS limit of $25,000 or 10% of their annual salary at the lower of 95% of the fair market value of the shares on the semi-annual offering date, or related purchase date. The purchases occur in March and September of each year. The Company reserved 350,000 shares of its common stock to be issued under the employee stock purchase plan, of which 122,980 shares were available to be issued at September 30, 2025.
The following table presents information for the employee stock purchase plan for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Shares purchased	2,667	7,569	4,747	11,419
Weighted average price of shares purchased	$34.85	$25.18	$33.53	$23.66
Compensation expense recognized	$8	$80	$12	$103
The Company issues new shares or treasury shares, depending on market conditions, in its share-based compensation plans.
NOTE 8. DEPOSITS
The following table summarizes deposits by type at September 30, 2025 and December 31, 2024. Brokered money market deposit balances were $45.1 million and $8.1 million at September 30, 2025 and December 31, 2024, respectively. Brokered time deposits totaled $50.6 million and zero at September 30, 2025 and December 31, 2024, respectively.

	2025	2024
Noninterest-bearing demand deposits	$901,557	$894,176
Interest-bearing demand deposits	1,143,199	1,154,761
Money market and savings	1,565,198	1,581,267
Time ($250,000 or less)	772,553	822,781
Time (over $250,000)	151,053	170,111
Total	$4,533,560	$4,623,096

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
At both September 30, 2025 and December 31, 2024, the Company had one interest rate swap designated as a cash flow hedge with a notional value of $75.0 million, which was a pay-fixed hedge for the purpose of hedging variable cash flows associated with the Company's borrowings. During the three and nine months ended September 30, 2025, the Company did not enter into new interest rate swaps designated as cash flow hedges.
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
During the nine months ended September 30, 2025, the Company terminated its three pay-fixed interest rate swaps with a total notional value of $100.0 million, which were on closed portfolio loans with the Bank's commercial clients. The interest rate swaps were designated as fair value hedges and allowed the Company to offer long-term fixed rate loans to commercial clients while mitigating the interest rate risk of a long-term asset by converting fixed rate interest payments to floating rate interest payments indexed to a synthetic U.S. SOFR rate. During the three and nine months ended September 30, 2025, the Company did not enter into new interest rate swaps designated as fair value hedges.
The Company enters into interest rate swap agreements that allow its commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. In addition, the Company may enter into interest rate caps that allow its commercial loan customers to gain protection against significant interest rate increases and provide an upper limit, or cap, on the variable interest rate. The Company then enters into a corresponding swap or cap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps and interest rate caps with both the customers and third parties are not designated as hedges and are marked through earnings. At September 30, 2025, the Company had 86 customer and 86 corresponding third-party broker interest rate derivatives not designated as a hedging instrument with an aggregate notional amount of $981.7 million compared to $789.3 million in notional amount of such derivative instruments at December 31, 2024. During the three and nine months ended September 30, 2025, the Company entered into 11 and 27, respectively, new interest rate swaps with a commercial loan customer and recorded swap fee income of $816 thousand and $1.9 million, respectively. The Company entered into 20 and 25, respectively, new interest rate swaps and recorded $505 thousand and $1.1 million in swap fee income during the three and nine months ended September 30, 2024. The Company acquired 10 customer and 10 corresponding third-party broker interest rate derivatives not designated as a hedging instrument with an aggregate notional value of $96.5 million from the Merger. Swap fee income is included in other noninterest income in the unaudited condensed consolidated statements of operations.
At September 30, 2025 and December 31, 2024, the Company had cash collateral of $8.0 million and $6.7 million with third parties for certain of these derivatives, respectively. At September 30, 2025 and December 31, 2024, the Company held cash collateral of $370 thousand and $8.3 million from a counterparty for these derivatives, respectively.
The Company also may enter into risk participation agreements with a financial institution counterparty for an interest rate derivative contract related to a loan in which the Company may be a participant or the agent bank. The risk participation agreement provides credit protection to the agent bank should the borrower fail to perform on its interest rate derivative contracts with the agent bank. The Company manages its credit risk on the risk participation agreement by monitoring the creditworthiness of the borrower, which is based on the same credit review process as though the Company had entered into the derivative instruments directly with the borrower. The notional amount of such risk participation agreement reflects the Company’s pro-rata share of the derivative instrument, consistent with its share of the related participated loan. At September 30, 2025 and December 31, 2024, the Company had five and six risk participation agreements with sold protection with a notional value of $39.7 million and $47.5 million, respectively. In addition, the Company had five risk participations with purchased protection with a notional value of $23.6 million and $23.7 million at September 30, 2025 and December 31, 2024, respectively. The Company did not enter into any risk participation agreements during the three and nine months ended September 30, 2025. One risk participation with sold protection was terminated during the nine months ended September 30, 2025. The Company did not terminate any risk participations during the three months ended September 30, 2025. During the nine months ended September 30, 2024, the Company acquired two risk participation agreements with purchased protection with a notional value of $14.1 million from the Merger. The Company did not enter into any new risk participations with purchased protection during the three months ended September 30, 2024.
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
The following table summarizes the fair value of the Company's derivative instruments at September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Cash flow hedge designation:
Interest rate swaps - FHLB advances	$75,000	Other liabilities	$(303)	$75,000	Other assets	$1,138
Fair value hedge designation:
Interest rate swaps - commercial loans	n/a	Other liabilities	n/a	100,000	Other liabilities	(252)
Total derivatives designated as hedging instruments			$(303)			$886

Derivatives not designated as hedging instruments:
Interest rate swaps	$485,134	Other assets	$15,185	$388,851	Other assets	$12,240
Interest rate swaps	485,134	Other liabilities	(15,567)	388,851	Other liabilities	(12,239)
Purchased options – rate cap	5,735	Other assets	—	5,813	Other assets	5
Written options – rate cap	5,735	Other liabilities	—	5,813	Other liabilities	(5)
Risk participations - sold credit protection	39,699	Other liabilities	(81)	47,545	Other liabilities	(79)
Risk participations - purchased credit protection	23,559	Other assets	51	23,726	Other assets	48
Interest rate lock commitments with customers	4,666	Other assets	89	679	Other assets	20
Forward sale commitments	6,674	Other liabilities	(4)	6,508	Other assets	24
Total derivatives not designated as hedging instruments			$(327)			$14

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of September 30, 2025 and 2024.

	Carrying Amounts of Hedged Assets		Cumulative Amounts of Fair Value Hedging Adjustments Included in the Carrying Amounts of the Hedged Assets
	September 30,		June 30,
	2025	2024	2025	2024
Commercial loans	n/a	$100,000	$—	$2,260
The following tables summarize the effect of the Company's derivative financial instruments on OCI and net income for the three and nine months ended September 30, 2025 and 2024:

	Amount of Loss Recognized in OCI on Derivative		Amount of Loss Gain Recognized in OCI on Derivative
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Derivatives in cash flow hedging relationships:
Interest rate products	$(67)	$(2,182)	$(1,441)	$(320)

	Amount of Loss Reclassified from AOCI into Income		Amount of Loss Reclassified from AOCI into Income		Location of Loss Recognized from AOCI into Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Derivatives in cash flow hedging relationships:
Interest rate products	$—	$—	$—	$—	Interest income

	Amount of Gain (Loss) Recognized in Income		Amount of Gain (Loss) Recognized in Income		Location of Gain Recognized in Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Derivatives designated as hedging instruments
Fair value hedge designation:
Interest rate swaps - commercial loans (1)	$—	$(5)	$(1)	$3	Interest income on loans

Derivatives not designated as hedging instruments:
Interest rate products	$780	$(530)	$384	$(459)	Other operating expenses
Risk participation agreements	(1)	87	—	160	Other operating expenses
Interest rate lock commitments with customers	34	45	69	62	Mortgage banking activities
Forward sale commitments	7	(12)	(28)	(5)	Mortgage banking activities
Total derivatives not designated as hedging instruments	$820	$(410)	$425	$(242)
(1) Amount includes the net of the change in the fair value of the interest rate swaps hedging commercial loans and the change in the carrying value included in the hedged commercial loans.

The following table is a summary of components for interest rate swaps designated as hedging instruments at September 30, 2025 and December 31, 2024:

	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity in Years
September 30, 2025
Cash flow hedge designation:
Interest rate swaps - FHLB advances	3.49%	4.31%	2.5
December 31, 2024
Cash flow hedge designation:
Interest rate swaps - FHLB advances	3.49%	4.53%	3.3
Fair value hedge designation:
Interest rate swaps - commercial loans	4.12%	4.53%	2.7
NOTE 10. SUBORDINATED NOTES
At September 30, 2025 and December 31, 2024, subordinated notes payable outstanding totaled $31.0 million and $63.1 million, respectively, which qualified for Tier 2 capital subject to the regulatory capital phase out limitations. The remaining debt issuance costs on the subordinated notes totaled zero and $353 thousand at September 30, 2025 and December 31, 2024, respectively, and are recorded net of the subordinated notes on consolidated balance sheets. The debt issuance costs are amortized over a 10-year period on an effective yield basis.
On September 30, 2025, the Company redeemed its $32.5 million outstanding 6.0% fixed-to-floating rate subordinated notes due December 30, 2028. At September 30, 2025, the variable interest rate of three-month CME term SOFR rate, plus a spread adjustment of 0.26161% and a margin of 3.16%, on our subordinated debt was 7.72%. During the three and nine months ended September 30, 2025, amortization expense of the debt issuance costs totaled $298 thousand and $335 thousand as a result of the redemption compared to $23 thousand and $58 thousand for the three and nine months ended September 30, 2024.
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
The Company assumed junior subordinated trust preferred debt of $10.3 million from the Merger with a fair value of $7.6 million with a discount of $2.7 million being amortized and netted against interest expense over the stated maturity. In June 2006, Codorus Valley formed CVB Statutory Trust No. II, a wholly-owned special purpose entity whose sole purpose was to facilitate a pooled trust preferred debt issuance of $7.2 million with a stated maturity of July 7, 2036 and a variable rate of three-month CME term SOFR rate, plus a spread adjustment of 0.26161% and a margin of 1.54% through maturity. In November 2004, Codorus Valley formed CVB Statutory Trust No. I to facilitate a pooled trust preferred debt issuance of $3.1 million with a stated maturity of December 15, 2034 and a variable rate of three-month CME term SOFR rate, plus a spread adjustment of 0.26161% and a margin of 2.02% through maturity. For the nine months ended September 30, 2025 and 2024, the cost of the trust preferred debt, excluding the fair value mark, was 6.33% and 7.42%, respectively. The Company owns all of the common stock of these nonbank entities, and the debentures are the sole assets of the trusts. The accounts of both trusts are not consolidated for financial reporting purposes in accordance with FASB ASC 810, Consolidation. For regulatory capital purposes, the trust preferred securities qualified as Tier 1 capital, but are subject to capital limitations under the risk-based capital guidelines.

The remaining maturities of subordinated notes and trust preferred debt as of September 30, 2025 and 2024, are as follows:

	September 30, 2025	December 31, 2024
Subordinated debt maturing:
2028	$—	$32,500
2030	31,000	31,000

Trust preferred junior subordinated debt maturing:
2034	$3,093	$3,093
2036	7,217	7,217

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
The Company and the Bank met all capital adequacy requirements to which they are subject at September 30, 2025 and December 31, 2024. Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2025, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's classification.

The following table presents capital amounts and ratios at September 30, 2025 and December 31, 2024:

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2025
Total risk-based capital:
Orrstown Financial Services, Inc.	$574,472	13.1%	$459,551	10.5%	n/a	n/a
Orrstown Bank	566,081	12.9%	459,528	10.5%	$437,645	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	495,519	11.3%	372,017	8.5%	n/a	n/a
Orrstown Bank	516,229	11.8%	371,999	8.5%	350,116	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	487,649	11.1%	306,367	7.0%	n/a	n/a
Orrstown Bank	516,229	11.8%	306,352	7.0%	284,469	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	495,519	9.3%	214,059	4.0%	n/a	n/a
Orrstown Bank	516,229	9.6%	214,240	4.0%	267,801	5.0%
December 31, 2024
Total risk-based capital:
Orrstown Financial Services, Inc.	$543,170	12.4%	$458,593	10.5%	n/a	n/a
Orrstown Bank	539,929	12.4%	458,609	10.5%	$436,770	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	445,146	10.2%	371,242	8.5%	n/a	n/a
Orrstown Bank	490,029	11.2%	371,255	8.5%	349,416	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	437,456	10.0%	305,728	7.0%	n/a	n/a
Orrstown Bank	490,029	11.2%	305,739	7.0%	283,901	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	445,146	8.3%	215,375	4.0%	n/a	n/a
Orrstown Bank	490,029	9.1%	215,375	4.0%	269,219	5.0%
The Company maintains a stockholder dividend reinvestment and stock purchase plan. Under the plan, shareholders may purchase additional shares of the Company’s common stock at the prevailing market prices with reinvested dividends and voluntary cash payments. The Company reserved 1,045,000 shares of its common stock to be issued under the dividend reinvestment and stock purchase plan. At September 30, 2025, approximately 665,000 shares were available to be issued under the plan.
On June 20, 2025, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company could repurchase up to 500,000 shares of its outstanding common stock in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act, as amended. When and if appropriate, repurchases may be made in the open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. For the three and nine months ended September 30, 2025, the Company repurchased 896 shares and 3,030 shares, respectively, of its common stock. Common stock available for future repurchase totals 496,970 shares, or 2.5% of the Company's outstanding common stock at September 30, 2025.
On October 21, 2025, the Board of Directors declared a cash dividend of $0.27 per common share, which will be paid on November 12, 2025 to shareholders of record at November 5, 2025.

NOTE 12. EARNINGS (LOSS) PER SHARE
The following table presents earnings (loss) per share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares presented in the table are in thousands)	2025	2024	2025	2024
Net income (loss)	$21,865	$(7,903)	$59,364	$8,366
Weighted average shares outstanding - basic	19,224	19,088	19,185	13,298
Dilutive effect of share-based compensation	140	138	160	143
Weighted average shares outstanding - diluted	19,364	19,226	19,345	13,441
Per share information:
Basic earnings (loss) per share	$1.14	$(0.41)	$3.09	$0.63
Diluted earnings (loss) per share	1.13	(0.41)	3.07	0.62
For the three and nine months ended September 30, 2025, the total average shares of the outstanding antidilutive restricted stock grants were 1,600 and 73,000 shares, respectively, compared to 268,000 and 131,000 shares for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2025, the total average shares of the exercisable antidilutive stock options outstanding were zero and 1,900 shares, respectively. For the three and nine months ended September 30, 2024, there were no antidilutive exercisable stock options. Antidilutive shares are excluded from the computation of earnings per share as the grant price exceeded the average market price. The dilutive effect of share-based compensation in each period above relates to restricted stock awards and vested stock options.
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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The following table presents these contractual, or notional, amounts at September 30, 2025 and December 31, 2024.

	Contractual or Notional Amount
	September 30, 2025	December 31, 2024
Commitments to fund:
Home equity lines of credit	$544,259	$538,204
1-4 family residential construction loans	98,259	107,475
Commercial real estate, construction and land development loans	216,785	236,445
Commercial, industrial and other loans	628,284	706,783
Letters of credit	37,447	42,691
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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. The Company holds collateral supporting those commitments when deemed necessary by management. The liability at September 30, 2025 and December 31, 2024 for guarantees under standby letters of credit issued was not considered to be material.
The Company maintains a reserve on its off-balance sheet credit exposures, which totaled $2.4 million at September 30, 2025 and $2.5 million at December 31, 2024, respectively, and is recorded in other liabilities on the unaudited condensed consolidated balance sheets. The reserve is based on management's estimate of expected losses in its off-balance sheet credit exposures. The reserve specific to unfunded loan commitments is determined by applying utilization assumptions based on historical experience and applying the expected loss rates by loan class. The change in the reserve for off-balance sheet credit exposures is recorded as a provision or reduction to expense through the provision for credit losses in the unaudited condensed consolidated statements of operations. The Company recorded a recovery of credit losses for off-balance sheet exposure of zero and $100 thousand for the three and nine months ended September 30, 2025, respectively. The Company recorded a recovery of credit losses on unfunded commitments of $434 thousand and $557 thousand for the three and nine months ended September 30, 2024, respectively.
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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
September 30, 2025
Financial Assets
Investment securities:
U.S. Treasury securities	$18,803	$—	$—	$18,803
U.S. Government Agencies	—	2,021	—	2,021
States and political subdivisions	—	194,444	5,669	200,113
GSE residential MBSs	—	175,128	—	175,128
GSE commercial MBSs	—	6,599	—	6,599
GSE residential CMOs	—	358,186	—	358,186
Non-agency CMOs	—	36,793	10,332	47,125
Asset-backed	—	80,167	—	80,167
Corporate debt	—	1,994	—	1,994
Other	221	—	—	221
Loans held for sale	—	6,026	—	6,026
Derivatives	—	15,236	89	15,325
Totals	$19,024	$876,594	$16,090	$911,708
Financial Liabilities
Derivatives	$—	$15,952	$—	$15,952

December 31, 2024
Financial Assets
Investment securities:
U.S. Treasury securities	$18,063	$—	$—	$18,063
U.S. Government Agencies	—	3,053	—	3,053
States and political subdivisions	—	193,756	6,272	200,028
GSE residential MBSs	—	151,548	—	151,548
GSE commercial MBSs	—	8,792	—	8,792
GSE residential CMOs	—	324,692	—	324,692
Non-agency CMOs	—	22,636	10,648	33,284
Asset-backed	—	88,103	—	88,103
Corporate debt	—	1,954	—	1,954
Other	194	—	—	194
Loans held for sale	—	6,614	—	6,614
Derivatives	—	13,431	20	13,451
Totals	$18,257	$814,579	$16,940	$849,776
Financial Liabilities
Derivatives	$—	$12,575	$—	$12,575
The Company had one municipal bond and two CMOs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2025 and December 31, 2024. The Level 3 valuation is based on a non-executable broker quote, which is considered a significant unobservable input. Such quotes are updated as available and may remain constant for a period of time for certain broker-quoted securities that do not move with the market or that are not interest rate sensitive as a result of their structure or overall attributes.
The Company’s residential mortgage LHFS are recorded at fair value utilizing Level 2 measurements. This fair value measurement is determined based upon third party quotes obtained on similar loans. For loans held-for-sale, for which the fair value option has been elected, the aggregate fair value was greater than the aggregate principal balance by $162 thousand and $131 thousand as of September 30, 2025 and December 31, 2024, respectively.

The determination of the fair value of interest rate lock commitments on residential mortgages is based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The average pull through percentage, which is based upon historical experience, was 92% as of September 30, 2025. An increase or decrease of 5% in the pull through assumption would result in a positive or negative change of $5 thousand in the fair value of interest rate lock commitments at September 30, 2025.
The following provides details of the Level 3 fair value measurement activity for the periods ended September 30, 2025 and 2024:
Investment securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$16,140	$17,567	$16,920	$27,853
Unrealized gains (losses) included in OCI	60	649	(492)	731
Net discount accretion	17	17	49	50
Principal payments and other	(216)	(134)	(476)	(428)
Calls	—	—	—	(10,107)
Balance, end of period	$16,001	$18,099	$16,001	$18,099

Interest rate lock commitments on residential mortgages:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$55	$71	$20	$55
Total gains included in earnings	34	47	69	63
Balance, end of period	$89	$118	$89	$118
Certain financial assets are measured at fair value on a nonrecurring basis. Adjustments to the fair value of these assets usually result from the application of lower of cost or market accounting or write-downs of individual assets. The Company used the following methods and significant assumptions to estimate fair value for these financial assets.
There were no transfers into or out of Level 3 during the three and nine months ended September 30, 2025 and 2024.
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
Changes in the fair value of individually evaluated loans still held and considered in the determination of the provision for credit losses were decreases of $929 thousand and $1.5 million for the three and nine months ended September 30, 2025, compared to increases of $5.1 million and $4.7 million for the three and nine months ended September 30, 2024, respectively.

Foreclosed Real Estate
OREO property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, OREO is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. The Company did not sell OREO during the three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company sold its OREO with a fair value of $138 thousand. The Company did not sell OREO during the three and nine months ended September 30, 2024.
Mortgage Servicing Rights
MSRs are evaluated for impairment by comparing the carrying value to the fair value, which is determined through a DCF valuation. To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment. Fair value adjustments on the MSRs only occurs if there is an impairment charge. At September 30, 2025, the fair value of the MSR was $5.6 million, which exceeded the carrying value of $3.4 million. At December 31, 2024, the fair value of the MSR was $6.0 million, which exceeded the carrying value of $3.5 million. At September 30, 2025 and December 31, 2024, the MSR impairment reserve was nominal and zero, respectively. For the three and nine months ended September 30, 2025, there was a nominal impairment charge in mortgage banking activities on the unaudited consolidated statements of operations. There was an impairment valuation allowance adjustment of $50 thousand in mortgage banking activities on the unaudited consolidated statements of operations for both the three and nine months ended September 30, 2024.

The following table summarizes assets measured at fair value on a nonrecurring basis at September 30, 2025 and December 31, 2024:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
September 30, 2025
Individually Evaluated Loans
Commercial real estate:
Owner occupied	$—	$—	$1,732	$1,732
Non-owner occupied residential	—	—	34	34
Acquisition and development:
Commercial and land development	—	—	832	832
Commercial and industrial	—	—	648	648
Residential mortgage:
First lien	—	—	920	920
Home equity - lines of credit	—	—	52	52
Installment and other loans	—	—	—	—
Total individually evaluated loans	$—	$—	$4,218	$4,218

December 31, 2024
Individually Evaluated Loans
Commercial real estate:
Owner occupied	$—	$—	$997	$997
Non-owner occupied residential	—	—	43	43
Acquisition and development:
Commercial and land development	—	—	932	932
Commercial and industrial	—	—	3,995	3,995
Residential mortgage:
First lien	—	—	213	213
Home equity - term	—	—	44	44
Home equity - lines of credit	—	—	25	25
Installment and other loans	—	—	3	3
Total individually evaluated loans	$—	$—	$6,252	$6,252

The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value Estimate	Valuation Techniques	Unobservable Input (1)	Range
September 30, 2025
Individually evaluated loans	$4,218	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10.00% - 84.00% discount
			- Management adjustments for liquidation expenses	8.28% - 65.13% discount

December 31, 2024
Individually evaluated loans	$6,252	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10.00% - 84.00% discount
			- Management adjustments for liquidation expenses	5.81% - 16.07% discount

(1) Discount rates can vary due to factors such as costs that may be assumed by the Bank to liquidate the property in addition to adjustments to the appraised value of the collateral securing the loan. Adjustments may be applied to valuations deemed deficient to ensure the fair value is reasonable.

Fair values of financial instruments
GAAP requires disclosure of the fair value of financial assets and liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents carrying amounts and estimated fair values of the financial assets and liabilities at September 30, 2025 and December 31, 2024:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2025
Financial Assets
Cash and due from banks	$60,970	$60,970	$60,970	$—	$—
Interest-bearing deposits with banks	123,176	123,176	123,176	—	—
Restricted investments in bank stock	24,111	n/a	n/a	n/a	n/a
Investment securities	890,357	890,357	19,024	855,332	16,001
Loans held for sale	6,026	6,026	—	6,026	—
Loans, net of allowance for credit losses	3,931,631	3,891,032	—	—	3,891,032
Derivatives	15,325	15,325	—	15,236	89
Accrued interest receivable	20,443	20,443	—	4,672	15,771
Financial Liabilities
Deposits	4,533,560	4,531,986	—	4,531,986	—
Securities sold under agreements to repurchase and federal funds purchased	32,501	32,501	—	32,501	—
FHLB advances and other borrowings	209,218	209,092	—	209,092	—
Subordinated notes and trust preferred debt	36,970	38,313	—	38,313	—
Derivatives	15,952	15,952	—	15,952	—
Accrued interest payable	3,055	3,055	—	3,055	—
Off-balance sheet instruments	—	—	—	—	—

December 31, 2024
Financial Assets
Cash and due from banks	$51,026	$51,026	$51,026	$—	$—
Interest-bearing deposits with banks	197,848	197,848	197,848	—	—
Restricted investments in bank stock	20,232	n/a	n/a	n/a	n/a
Investment securities	829,711	829,711	18,257	794,534	16,920
Loans held for sale	6,614	6,614	—	6,614	—
Loans, net of allowance for loan losses	3,882,525	3,783,097	—	—	3,783,097
Derivatives	13,451	13,451	—	13,431	20
Accrued interest receivable	21,058	21,058	—	5,361	15,697
Financial Liabilities
Deposits	4,623,096	4,621,081	—	4,621,081	—
Securities sold under agreements to repurchase	25,863	25,863	—	25,863	—
FHLB advances and other borrowings	115,364	114,851	—	114,851	—
Subordinated notes and trust preferred debt	68,680	67,597	—	67,597	—
Derivatives	12,575	12,575	—	12,575	—
Accrued interest payable	2,924	2,924	—	2,924	—
Off-balance sheet instruments	—	—	—	—	—
In accordance with the Company's adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the methods utilized to measure the fair value of financial instruments at September 30, 2025 and December 31, 2024 represent an approximation of exit price; however, an actual exit price may differ.
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
The community banking segment includes revenues from interest income primarily from loans and investment securities and non-interest income, which includes revenue from trust and investment management and retail brokerage services. The performance of the segment is evaluated using net income that is also reported on the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets. Significant expenses, other than interest expense and the provision for credit losses, of the Company include salaries and employee benefits, occupancy, furniture and equipment, data processing and professional service fees. The CODM evaluates the financial performance of the segment using net income to monitor budget versus actual results. Other relevant company-wide financial performance and credit quality metrics used by the CODM to evaluate the segment performance and benchmark to the Company's peers include return on average assets, return on average shareholders' equity, basic and diluted earnings per common share, net interest margin and the efficiency ratio, among others.
NOTE 16. CONTINGENCIES
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
On March 6, 2025, a customer of the Bank filed a putative class action complaint against the Bank in the Court of Common Pleas of Dauphin County, Pennsylvania, in a case captioned Pryde, on behalf of himself and all others similarly situated, v. Orrstown Bank. The complaint alleges, among other things, that the Bank violated the Electronic Fund Transfer Act, Regulation E and the Pennsylvania Unfair Trade Practices and Consumer Protection Law (PUTPCPL) and was unjustly enriched when charging certain overdraft fees. The complaint seeks a refund of all allegedly improper fees, damages in an amount to be proven at trial, treble damages for violations of the PUTPCPL, attorneys’ fees and costs, and an injunction against the Bank’s allegedly improper overdraft practices. On April 14, 2025, the Bank removed the case to the U.S. District Court for the Middle District of Pennsylvania (the "Court"). On November 5, 2025, the Court granted the Bank's Motion to Dismiss, dismissing the Electronic Fund Transfer Act and Regulation E claims without prejudice. If the plaintiff does not amend his complaint within 21 days of the decision, the plaintiff's PUTPCPL claim and state law claim for unjust enrichment will be remanded to state court.

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
Overview
The Company, headquartered in Harrisburg, Pennsylvania, is a one-bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiary, the Bank. At September 30, 2025, the Company had total assets of $5.5 billion, total liabilities of $4.9 billion and total shareholders’ equity of $571.9 million as reported in the unaudited consolidated balance sheets.
On July 1, 2024, the Company acquired Codorus Valley and its wholly-owned bank subsidiary PeoplesBank, A Codorus Valley Company.
For the three months ended September 30, 2025 and 2024, the Company had net income of $21.9 million and a net loss of $7.9 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company had net income of $59.4 million and $8.4 million, respectively.
Diluted earnings per share were $1.13 for the three months ended September 30, 2025 compared to diluted loss per share of $0.41 for the three months ended September 30, 2024. Diluted earnings per share were $3.07 and $0.62 for the nine months ended September 30, 2025 and 2024, respectively.
For the three months ended September 30, 2025 and 2024, the Company incurred merger-related expenses of zero and $17.0 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company incurred merger-related expenses of $2.6 million and $18.8 million, respectively. The merger-related expenses are included in non-interest expenses in the unaudited consolidated statements of operations.
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

inability to raise capital, if necessary, under favorable conditions; volatility in the securities markets; the demand for our products and services; deteriorating economic conditions; the impact of tariffs and the U.S. federal government shutdown; geopolitical tensions; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; expenses associated with litigation and legal proceedings; and other risks and uncertainties, including those detailed in our Annual Report on Form 10-K for the year ended December 31, 2024, and our Quarterly Reports on Form 10-Q under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other filings made with the SEC. The statements are valid only as of the date hereof and we disclaim any obligation to update this information.
Economic Climate, Inflation and Interest Rates
Due to the limited availability of economic data from the federal government, some of the information provided below is from the second quarter of 2025.
Preliminary real GDP for the second quarter of 2025 increased by 3.8% on an annualized basis compared to an increase of 2.8% during the third quarter of 2024. The increase during the second quarter of 2025 compared to the prior periods was primarily driven by consumer spending and a decrease in imports. There continues to be concerns regarding the potential impact of wide-ranging tariffs on the U.S. economy, the impact on inflation, signs of slowing in the job labor market and the potential of a recession. The personal consumption expenditures ("PCE") price index increased by 2.1% in the second quarter of 2025 compared to an increase of 1.5% for the third quarter of 2024. Excluding food and energy prices, the PCE price index increased by 2.6% in the second quarter of 2025 compared to 2.2% in the third quarter of 2024.
The national unemployment rate was 4.3% in August 2025 compared to 4.1% in June 2025 and 4.1% in September 2024. Within the Company's geographic footprint, the unemployment rate in Pennsylvania was 4.0% in August 2025 compared to 4.0% in March 2025 and 3.4% in September 2024. The unemployment rate increased in Maryland from 2.9% in September 2024 and 3.3% in June 2025 to 3.6% in August 2025; however, it remains below the national level. These state-wide unemployment rates are consistent with those experienced by the counties in which the Company operates branches and other corporate offices. There were job gains nationally in healthcare during the third quarter of 2025.
The FOMC cut the Federal Funds rate by 50 basis points in September 2024, 25 basis points in December 2024, 25 basis points in September 2025 and 25 basis points in October 2025. The Federal Funds rate had remained unchanged from the prior rate increase of 25 basis points in July 2023. The change was based on the FOMC's assessment of inflation, the unemployment rate and jobs report.
At September 30, 2025, the 10-year Treasury bond yield was 4.16%, a decrease from 4.24% at June 30, 2025, but elevated from 3.81% at September 30, 2024.
On July 4, 2025, H.R. 1, referred to as the One Big Beautiful Bill Act (the "Act"), was enacted into law. The Act includes tax reform provisions, including making permanent certain business tax provisions of the U.S. Tax Cuts and Jobs Act. We are currently evaluating the Act's impact on our results of operations and financial condition.
The majority of the assets and liabilities of a financial institution are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an impact on the Company, particularly with respect to the growth of total assets and noninterest expenses, which tend to rise during periods of general inflation. Risks also exist due to supply and demand imbalances, the interest rate environment, geopolitical tensions, uncertainty related to the impact of tariffs and the shutdown of the U.S. government, the scope and timing of changes to fiscal, regulatory and trade policies.
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
Utilizing a third-party vendor, the ACL for loans collectively evaluated is measured using a lifetime expected loss rate model. The model applies the neutral scenario, which incorporates historical loss performance and past events in addition to forecasted future economic conditions. The Company elected to use the DCF methodology for the quantitative analysis for the majority of its loan segments, which applies the probability of default to future cash flows, using a loss driver model and loss given default factors, and then adjusts to the net present value to derive the required reserve. The probability of default estimates are derived from the application of reasonable and supportable economic forecasts to the regression models, which incorporates the Company's and peer loss-rate data, unemployment rate and GDP sourced from the Federal Reserve Economic Database. The reasonable and supportable forecasts of the selected economic metrics are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to expected loan balances estimated from contractual repayment terms and expected prepayments. The prepayment and curtailment assumptions adjust the contractual terms of the loan to arrive at the expected cash flows, which are obtained from the third-party vendor. The model incorporates an annualized prepayment rate and a twelve-month rate for curtailment based on a "statistical tendency to repay." Changes in the prepayment and curtailment speeds that vary from the current model inputs could result in an inaccurate forecast of expected credit losses. The development and validation of credit models also included determining the length of the reasonable and supportable forecast and regression period and utilizing national peer group historical loss rates, applying a four-quarter forecast period followed by a four-quarter straight-line reversion period.
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
Accounting for Income Taxes
The Company is subject to federal and state income taxes in the jurisdictions in which it operates. Due to the complexity of the tax laws, management may make judgments in computing income tax expense, which are subject to varying interpretations by management and the taxing authorities, and could result in changes upon final determination. Income tax expense is based upon income before taxes, adjusted for the effect of certain tax-exempt income, non-deductible expenses and credits. Temporary differences may occur as a result of certain income and expense items being reported in different periods for financial reporting and tax purposes. Deferred taxes are calculated, using the applicable enacted marginal tax rate, based on the differences between the tax basis and carrying value of the asset or liability on the financial statement. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. Under FASB ASC 740, Income Taxes, the Company must apply a more likely than not probability threshold on its tax positions before a financial statement benefit is recognized. A valuation allowance would be recognized if any deferred tax assets were determined to be more likely than not unrecoverable.
Readers of the Company's consolidated financial statements should be aware that the estimates and assumptions used may need to be updated in future financial presentations for changes in circumstances, business or economic conditions, in order to fairly represent the condition of the Company at that time.

RESULTS OF OPERATIONS
Three months ended September 30, 2025 compared with three months ended September 30, 2024
Summary
Net income totaled $21.9 million for the three months ended September 30, 2025 compared to net loss of $7.9 million for the same period in 2024. Diluted earnings per share for the three months ended September 30, 2025 totaled $1.13 compared to diluted loss per share of $0.41 for the three months ended September 30, 2024. The net accretion impact of purchase accounting marks on loans, securities, deposits and borrowings was $5.8 million for the three months ended September 30, 2025 compared to $6.8 million for the three months ended September 30, 2024. For the three months ended September 30, 2024, the Company incurred merger-related expenses of $17.0 million, provision for credit losses on acquired non-PCD loans of $15.5 million and retirement expenses for one executive of $4.8 million, which were included in non-interest expenses in the unaudited condensed consolidated statements of operations. The Company did not incur merger-related or other non-recurring expenses for the three months ended September 30, 2025. Excluding these non-recurring expenses, net income and diluted earnings per share totaled $21.4 million and $1.11, respectively, for the three months ended September 30, 2024. See “Supplemental Reporting of Non-GAAP Measures” for additional information.
Net interest income totaled $51.0 million for the three months ended September 30, 2025 compared to $51.7 million for the three months ended September 30, 2024.
The provision for credit losses totaled $396 thousand and $13.7 million for the three months ended September 30, 2025 and 2024, respectively. For the three months ended September 30, 2024, the provision for credit losses increased primarily due to $15.5 million of reserves on acquired non-PCD loans as a result of the Merger, partially offset by a provision reversal of $1.8 million due to changes in qualitative factors, a change in the peer group utilized for the calculation and a reduction of $434 thousand in the required reserve for unfunded commitments.
Noninterest income totaled $13.4 million for the three months ended September 30, 2025 compared to $12.4 million for the three months ended September 30, 2024. Noninterest expenses totaled $36.3 million for the three months ended September 30, 2025 compared to $60.3 million for the three months ended September 30, 2024. The decrease of $24.0 million primarily reflects the impact from the Merger.
Income tax expense was $5.8 million for the three months ended September 30, 2025 compared to an income tax benefit of $2.0 million for the three months ended September 30, 2024. The Company's effective tax rate was 21.0% for the three months ended September 30, 2025 compared to 20.1% for the three months ended September 30, 2024.
Net Interest Income
Net interest income decreased by $709 thousand from $51.7 million for the three months ended September 30, 2024 to $51.0 million for the three months ended September 30, 2025. Interest income on loans decreased by $4.8 million from $70.6 million for the three months ended September 30, 2024 to $65.8 million for the three months ended September 30, 2025. Interest income on investment securities increased by $360 thousand from $9.9 million for the three months ended September 30, 2024 to $10.2 million for the three months ended September 30, 2025. Total interest expense decreased by $5.2 million from $31.3 million for the three months ended September 30, 2024 to $26.1 million for the three months ended September 30, 2025. Interest expense on deposits decreased by $6.0 million from $28.6 million for the three months ended September 30, 2024 to $22.6 million for the three months ended September 30, 2025. Interest expense on borrowings increased by $808 thousand to $3.5 million for the three months ended September 30, 2025 compared to $2.7 million for the three months ended September 30, 2024.

The following table presents net interest income, net interest spread and net interest margin for the three months ended September 30, 2025 and 2024 on a taxable-equivalent basis:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$101,728	$1,123	4.38%	$184,465	$2,452	5.29%
Investment securities (1)(2)	906,399	10,593	4.67	849,700	10,123	4.77
Loans (1)(3)(4)(5)	3,979,044	65,975	6.58	3,989,259	70,849	7.07
Total interest-earning assets	4,987,171	77,691	6.19	5,023,424	83,424	6.61
Other assets	433,659			491,719
Total	$5,420,830			$5,515,143
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$2,450,034	14,145	2.29	$2,554,743	16,165	2.52
Savings deposits	264,761	164	0.25	283,337	148	0.21
Time deposits	897,416	8,330	3.68	1,014,628	12,290	4.82
Total interest-bearing deposits	3,612,211	22,639	2.49	3,852,708	28,603	2.95
Securities sold under agreements to repurchase and federal funds purchased	27,772	107	1.53	23,075	96	1.66
FHLB advances and other borrowings	168,939	1,791	4.21	115,388	1,154	3.98
Subordinated notes and trust preferred debt	68,749	1,597	9.21	68,399	1,437	8.36
Total interest-bearing liabilities	3,877,671	26,134	2.67	4,059,570	31,290	3.07
Noninterest-bearing demand deposits	902,128			807,886
Other liabilities	89,086			110,017
Total liabilities	4,868,885			4,977,473
Shareholders’ equity	551,945			537,670
Total	$5,420,830			$5,515,143
Taxable-equivalent net interest income / net interest spread		51,557	3.52%		52,134	3.55%
Taxable-equivalent net interest margin			4.11%			4.14%
Taxable-equivalent adjustment		(569)			(437)
Net interest income		$50,988			$51,697

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balance of investment securities is computed at fair value.
(3)	Average balances include nonaccrual loans.
(4)	Interest income on loans includes prepayment and late fees, where applicable.
(5)	Interest income on loans includes accretion on purchase accounting marks of $5.3 million and $7.3 million for the three months ended September 30, 2025 and 2024, respectively.

	Three Months Ended September 30, 2025 Versus 2024 Increase (Decrease) Due to Change In
(in thousands)	Average Volume	Average Rate	Total
Interest Income
Federal funds sold and interest-bearing bank balances	$(1,103)	$(226)	$(1,329)
Taxable securities	801	(439)	362
Tax-exempt securities	(71)	179	108
Loans	(182)	(4,692)	(4,874)
Total interest income	(555)	(5,178)	(5,733)
Interest Expense
Interest-bearing demand deposits	(664)	(1,356)	(2,020)
Savings deposits	(10)	26	16
Time deposits	(1,424)	(2,536)	(3,960)
Total interest-bearing deposits	(2,098)	(3,866)	(5,964)
Securities purchases under agreements to repurchase and federal funds purchased	20	(9)	11
FHLB advances and other borrowings	537	100	637
Subordinated notes and trust preferred debt	7	153	160
Total interest expense	(1,534)	(3,622)	(5,156)
Taxable-Equivalent Net Interest Income	$979	$(1,556)	$(577)

Net interest income on a taxable-equivalent basis decreased by $577 thousand to $51.6 million for the three months ended September 30, 2025 from $52.1 million for the three months ended September 30, 2024. The Company's net interest spread decreased by three basis points from 3.55% for the three months ended September 30, 2024 to 3.52% for the three months ended September 30, 2025.
Taxable-equivalent net interest margin decreased by three basis points to 4.11% for the three months ended September 30, 2025 from 4.14% for the three months ended September 30, 2024. The taxable-equivalent yield on interest-earning assets decreased by 42 basis points from 6.61% for the three months ended September 30, 2024 to 6.19% for the three months ended September 30, 2025 due to the accretion recognized on fair value marks to loans and securities assumed in the Merger, the impact of which was partially offset by the impact of a decline in the Fed Funds rate since late 2024. The net accretion impact of purchase accounting marks on loans, securities, deposits and borrowings was $5.8 million, which represented 52 basis points of net interest margin during the third quarter of 2025 compared to net accretion of $6.8 million and 57 basis points of net interest margin during the third quarter of 2024. Net interest margin benefited from a decrease of 40 basis points in the cost of interest-bearing liabilities from 3.07% for the three months ended September 30, 2024 to 2.67% for the three months ended September 30, 2025, reflecting the impact of deposit rate reductions over that time period and the runoff of higher rate time deposits and money market balances partially offset by the impact of the accelerated amortization of remaining debt issuance costs totaling $298 thousand from the redemption of subordinated notes.
Average loans decreased by $10.2 million and was $4.0 billion for both the three months ended September 30, 2025 and 2024. Average investment securities increased by $56.7 million from $849.7 million for the three months ended September 30, 2024 to $906.4 million for the three months ended September 30, 2025. Average interest-bearing liabilities decreased by $181.9 million to $3.9 billion for the three months ended September 30, 2025 from $4.1 billion for the three months ended September 30, 2024.
The yield on loans decreased by 49 basis points to 6.58% for the three months ended September 30, 2025 compared to 7.07% for the three months ended September 30, 2024. Taxable-equivalent interest income earned on loans decreased by $4.9 million primarily due to a decrease in the accretion of the fair value marks on loans and a decline in market interest rates.
The average balance of commercial loans decreased by $59.2 billion to $3.1 billion for the three months ended September 30, 2025 from $3.2 billion for the three months ended September 30, 2024. Average residential mortgage loans increased by $45.5 million from $455.0 million during the three months ended September 30, 2024 to $500.5 million during the three months ended September 30, 2025. Average home equity loans decreased by $4.3 million from $301.5 million for the three months ended September 30, 2024 to $297.2 million for the three months ended September 30, 2025. Average installment and other consumer loans increased by $7.8 million from $34.2 million for the three months ended September 30, 2024 to $42.0 million for the three months ended September 30, 2025.
Accretion of purchase accounting adjustments on loans included in interest income was $5.3 million and $7.3 million for the three months ended September 30, 2025 and 2024, respectively. Accelerated accretion on loans totaled $1.4 million and $2.2 million for the three months ended September 30, 2025 and 2024, respectively. Prepayment fee income on loans decreased from $620 thousand for the three months ended September 30, 2024 to $318 thousand for the three months ended September 30, 2025.
Interest income on investment securities on a tax-equivalent basis increased by $470 thousand to $10.6 million for the three months ended September 30, 2025 from $10.1 million for the three months ended September 30, 2024, with the taxable equivalent yield decreasing from 4.77% for the three months ended September 30, 2024 to 4.67% for the three months ended September 30, 2025. The 10 basis point decrease reflects the impact from the decrease in accretion of discounts recorded on investment securities assumed from the Merger and a decline in the market interest rates. Accretion on acquired investment securities was $806 thousand for the three months ended September 30, 2025 compared to $950 thousand for the three months ended September 30, 2024. The average balance of investment securities increased by $56.7 million to $906.4 million for the three months ended September 30, 2025 from $849.7 million for the three months ended September 30, 2024 due primarily to purchases during 2025. During the three months ended September 30, 2025, the Company sold $41.6 million in GSE residential MBS securities, which resulted in a gain of $44 thousand, compared to sales of $162.7 million for no gain or loss during the three months ended September 30, 2024.
Interest income on federal funds sold and interest-bearing bank balances on a tax-equivalent basis decreased by $1.4 million to $1.1 million for the three months ended September 30, 2025 from $2.5 million for the three months ended September 30, 2024. The average balance of federal funds sold and interest-bearing bank balances decreased by $82.7 million from $184.5 million for the three months ended September 30, 2024 to $101.7 million for the three months ended September 30, 2025, which was impacted by a decrease in deposits. The FOMC cut the Federal Funds rate by 50 basis points in September 2024, 25 basis points in December 2024 and 25 basis points in September 2025. The Federal Funds rate had remained unchanged from the prior rate increase of 25 basis points in July 2023.
Interest expense on interest-bearing liabilities decreased by $5.2 million from $31.3 million for the three months ended September 30, 2024 to $26.1 million for the three months ended September 30, 2025. The cost of interest-bearing liabilities decreased by 40 basis points from 3.07% for the three months ended September 30, 2024 to 2.67% for the three months ended September 30, 2025, reflecting the impact of deposit rate reductions implemented in the first quarter of 2025 and runoff of higher rate time deposits and money market balances, partially offset by the impact of the redemption of subordinated notes.
The average balance of interest-bearing deposits decreased by $240.5 million to $3.6 billion for the three months ended September 30, 2025 from $3.9 billion for the three months ended September 30, 2024. Average time deposits decreased by $117.2 million, average interest-bearing demand deposits decreased by $104.7 million and average savings deposits decreased by $18.6 million for the three months ended September 30, 2025 in relation to the comparable prior period due to continued run-off in higher yielding promotional balances.
Interest expense on borrowings was $3.5 million for the three months ended September 30, 2025 compared to $2.7 million for the three months ended September 30, 2024. The cost of borrowings was 5.22% for the three months ended September 30, 2025 compared to 5.17% for the three months ended September 30, 2024. Average borrowings increased by $58.6 million from $206.9 million for the three months ended September 30, 2024 to $265.5 million for the three months ended September 30, 2025. Average borrowings included average FHLB advances and other borrowings of $168.9 million for the three months ended September 30, 2025, an increase of $53.5 million, from an average of $115.4 million for the three months ended September 30, 2024. The increase was due to higher utilization of overnight borrowings during the third quarter of 2025 as lending and investing activities increased. The redemption of subordinated notes on September 30, 2025 resulted in the amortization of remaining debt issuance costs totaling $298 thousand for the three months ended September 30, 2025. Amortization expense on the debt issuance costs totaled $23 thousand for the three months ended September 30, 2024.
The subordinated notes assumed from the Merger have a fixed rate of interest equal to 4.50% until December 31, 2025. The interest rate on the Company's subordinated notes was 7.72% at September 30, 2025 compared to 8.75% at September 30, 2024. The trust preferred debt has a variable rate of three-month CME term SOFR rate plus a spread adjustment and margin. For the three months ended September 30, 2025 and 2024, the cost of the trust preferred debt, excluding the fair value mark, was 6.33% and 7.42%, respectively. Amortization of fair value marks on acquired borrowings was $153 thousand and $147 thousand for the three months ended September 30, 2025 and 2024, respectively.

Provision for Credit Losses
The ACL to total loan ratio was 1.21% at September 30, 2025 and 1.25% at September 30, 2024. The Company recorded a provision for credit losses of $396 thousand for the three months ended September 30, 2025 compared to $13.7 million for the same period in 2024.
For the three months ended September 30, 2025, the provision for credit losses increased primarily due to an increase in loans, primarily within commercial real estate loans. There was no change in qualitative factors during the third quarter of 2025. There was no change in the reserve for unfunded commitments during the three months ended September 30, 2025.
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
Net charge-offs for the three months ended September 30, 2025 totaled $189 thousand compared to net charge-offs of $269 thousand for the three months ended September 30, 2024. Nonaccrual loans were 0.66% of gross loans at September 30, 2025, compared with 0.68% of gross loans at September 30, 2024. Nonaccrual loans decreased by $874 thousand from $27.1 million at September 30, 2024 to $26.2 million at September 30, 2025. During the fourth quarter of 2024, the Company sold $2.6 million of nonaccrual loans, consisting mostly of commercial and industrial loans. During the nine months ended September 30, 2025, there were additions of $12.5 million, primarily consisting of commercial construction and land development loans, residential mortgage and in commercial real estate loans, partially offset by repayments of $9.2 million and charge offs of $1.2 million.
Additional information is included in the "Credit Risk Management" section herein.
Noninterest Income
The following table compares noninterest income for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		$ Change	% Change
	2025	2024	2025-2024	2025-2024
Service charges on deposit accounts	$2,014	$1,801	$213	11.8%
Interchange income	1,620	1,779	(159)	(8.9)%
Other service charges, commissions and fees	983	559	424	75.8%
Swap fee income	816	505	311	61.6%
Trust and investment management income	3,636	3,760	(124)	(3.3)%
Brokerage income	1,641	1,277	364	28.5%
Mortgage banking activities	522	491	31	6.3%
Income from life insurance	1,471	1,289	182	14.1%
Other income	629	654	(25)	(3.8)%
Investment securities gains	50	271	(221)	(81.5)%
Total noninterest income	$13,382	$12,386	$996	8.0%
Noninterest income increased by $1.0 million from $12.4 million for the three months ended September 30, 2024 to $13.4 million for the three months ended September 30, 2025. The following were significant components of the change in this line item:
•Service charges on deposits and other service charges, commissions and fees increased by $213 thousand and $424 thousand, respectively, due to an increase in cash management services following the Merger.
•Swap fee income increased by $311 thousand due to successful swap generation.
•Wealth management income, which includes trust and investment management income and brokerage income, increased due to improvement in market performance.
•Mortgage banking income increased by $31 thousand. Mortgage loans sold totaled $9.4 million in the third quarter of 2025 compared to $10.0 million in the third quarter of 2024.

•Income from life insurance increased by $182 thousand primarily due to death benefits received on a policy during the third quarter of 2025.
•The decrease of $221 thousand in gains on investment securities was due to a security redemption during the third quarter of 2024 which resulted in a gain of $181 thousand. The remaining difference is due to fluctuations in the Company's investment in an equity security.

Noninterest Expenses
The following table compares noninterest expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		$ Change	% Change
	2025	2024	2025-2024	2025-2024
Salaries and employee benefits	$21,439	$27,190	$(5,751)	(21.2)%
Occupancy	1,907	1,818	89	4.9%
Furniture and equipment	2,168	2,515	(347)	(13.8)%
Data processing	1,116	2,046	(930)	(45.5)%
Automated teller machine and interchange fees	892	784	108	13.8%
Advertising and bank promotions	154	537	(383)	(71.3)%
FDIC insurance	652	862	(210)	(24.4)%
Professional services	1,703	1,119	584	52.2%
Directors' compensation	350	123	227	184.6%
Taxes other than income	828	503	325	64.6%
Intangible asset amortization	2,410	2,464	(54)	(2.2)%
Merger-related expenses	—	16,977	(16,977)	(100.0)%
Restructuring expenses	—	257	(257)	(100.0)%
Other operating expenses	2,678	3,104	(426)	(13.7)%
Total noninterest expenses	$36,297	$60,299	$(24,002)	(39.8)%

Noninterest expense decreased by $24.0 million from $60.3 million for the three months ended September 30, 2024 to $36.3 million for the three months ended September 30, 2025. The following were additional significant components of the change in this line item:
•Salaries and employee benefits expense decreased by $5.8 million. The third quarter of 2024 included $4.8 million associated with the retirement of an executive and other severance charges.
•Furniture and equipment expense decreased by $347 thousand due to a reduction in software maintenance and services following technology improvements implemented in prior periods.
•Data processing expenses decreased by $930 thousand. Following the Merger, the Company utilized two core processing systems during the third quarter of 2024. The system conversion occurred in November 2024.
•Automated teller machine and interchange fee expense increased by $108 thousand due to the increase in debit card activity.
•Advertising and bank promotions expense decreased by $383 thousand due to the increase in related expenses incurred following the Merger during the third quarter of 2024.
•FDIC insurance expense decreased by $210 thousand. The Company incurred charges for both Orrstown and PeoplesBank in the third quarter of 2024.
•Professional services expense increased by $584 thousand. In 2025, the Company utilized an elevated level of third-party assistance to enhance daily functions and operational processes throughout the organization.
•Directors' compensation expense increased by $227 thousand due to new restricted stock awards granted during 2025.

•Expenses associated with taxes other than income increased by $325 thousand based on the increase in estimated state shares tax expense.
•Merger-related expenses totaled $17.0 million during the third quarter of 2024. The Company did not incur merger-related expenses during the third quarter of 2025.
•Restructuring expense of $257 thousand was recorded in the third quarter of 2024 due to the announced closure of six branch locations.
•Other operating expenses decreased by $426 thousand partially due to sales tax refunds and a reduction in printing and postage charges.

Income Tax Expense
Income tax expense totaled $5.8 million, an effective tax rate of 21.0%, for the three months ended September 30, 2025 compared with an income tax benefit of $2.0 million and an effective tax rate of 20.1% for the three months ended September 30, 2024. The Company’s effective tax rate is aligned with the 21% federal statutory rate due to disallowed interest expenses, partially offset by interest earned on tax-exempt loans and investment securities, income from life insurance policies and tax credits.
Nine months ended September 30, 2025 compared with nine months ended September 30, 2024
Summary
Net income totaled $59.4 million for the nine months ended September 30, 2025 compared to $8.4 million for the same period in 2024. Diluted earnings per share for the nine months ended September 30, 2025 totaled $3.07 compared to $0.62 for the nine months ended September 30, 2024. The 2025 period reflects the full year impact of the Merger completed on July 1, 2024. The net accretion impact of purchase accounting marks on loans, securities, deposits and borrowings was $17.9 million and $6.8 million for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, the Company incurred merger-related expenses of $2.6 million and $18.8 million, respectively, which were included in non-interest expenses of the unaudited condensed consolidated statements of operations. In addition, the Company recorded a provision for credit losses on acquired non-PCD loans of $15.5 million and retirement expenses for one executive of $4.8 million during the nine months ended September 30, 2024. Excluding merger-related expenses, net income and diluted earnings per common share totaled $61.4 million and $3.17, respectively, for the nine months ended September 30, 2025. For the nine months ended September 30, 2024, excluding these non-recurring expenses, net income and diluted earnings per common share totaled $39.4 million and $2.93, respectively. See “Supplemental Reporting of Non-GAAP Measures” for additional information.
Net interest income totaled $149.3 million for the nine months ended September 30, 2025 compared to $104.7 million for the nine months ended September 30, 2024.
The provision for credit losses included a recovery of $49 thousand and expense of $14.8 million for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2024, the provision for credit losses increased primarily due to $15.5 million of reserves on acquired non-PCD loans as a result of the Merger, partially offset by a provision reversal of $1.8 million due to changes in qualitative factors, a change in the peer group utilized for the calculation and a reduction of $434 thousand in the required reserve for unfunded commitments.
Noninterest income totaled $37.9 million and $26.2 million for the nine months ended September 30, 2025 and 2024, respectively. Noninterest expenses totaled $112.1 million and $105.4 million for the nine months ended September 30, 2025 and 2024, respectively.
Income tax expense totaled $15.8 million and $2.3 million for the nine months ended September 30, 2025 and 2024, respectively. The Company's effective tax rate was 21.0% for the nine months ended September 30, 2025 compared to 21.6% for the nine months ended September 30, 2024.
Net Interest Income
Net interest income increased by $44.6 million from $104.7 million for the nine months ended September 30, 2024 to $149.3 million for the nine months ended September 30, 2025. Interest income on loans increased by $49.8 million from $142.4 million for the nine months ended September 30, 2024 to $192.2 million for the nine months ended September 30, 2025. Interest income on investment securities increased by $9.2 million from $21.2 million for the nine months ended September 30,

2024 to $30.4 million for the nine months ended September 30, 2025. Total interest expense increased by $14.0 million from $64.2 million for the nine months ended September 30, 2024 to $78.2 million for the nine months ended September 30, 2025. Interest expense on deposits increased by $12.4 million from $57.4 million for the nine months ended September 30, 2024 to $69.8 million for the nine months ended September 30, 2025. Interest expense on borrowings increased by $1.6 million from $6.9 million in the nine months ended September 30, 2024 to $8.5 million for the nine months ended September 30, 2025. Each of these increases was primarily affected by the Merger.
The following table presents net interest income, net interest spread and net interest margin for the nine months ended September 30, 2025 and 2024 on a taxable-equivalent basis:

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$146,688	$4,904	4.47%	$134,136	$5,272	5.25%
Investment securities (1)(2)	892,033	31,379	4.69	636,781	21,931	4.60
Loans (1)(3)(4)(5)(6)	3,928,159	192,858	6.56	2,878,171	142,921	6.63
Total interest-earning assets	4,966,880	229,141	6.17	3,649,088	170,124	6.23
Other assets	440,153			298,334
Total	$5,407,033			$3,947,422
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$2,462,336	42,181	2.29	$1,927,337	35,475	2.46
Savings deposits	268,966	494	0.25	206,552	432	0.28
Time deposits	927,232	27,079	3.90	642,959	21,477	4.46
Total interest-bearing deposits	3,658,534	69,754	2.55	2,776,848	57,384	2.76
Securities sold under agreements to repurchase and federal funds purchased	26,623	297	1.49	16,191	148	1.22
FHLB advances and other borrowings	128,827	3,939	4.09	122,604	3,780	4.12
Subordinated notes and trust preferred debt	68,799	4,223	8.21	44,294	2,925	8.82
Total interest-bearing liabilities	3,882,783	78,213	2.69	2,959,937	64,237	2.90
Noninterest-bearing demand deposits	898,015			550,407
Other liabilities	89,025			76,846
Total liabilities	4,869,823			3,587,190
Shareholders’ equity	537,210			360,232
Total	$5,407,033			$3,947,422
Taxable-equivalent net interest income / net interest spread		150,928	3.47%		105,887	3.33%
Taxable-equivalent net interest margin			4.06%			3.88%
Taxable-equivalent adjustment		(1,667)			(1,206)
Net interest income		$149,261			$104,681

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balance of investment securities is computed at fair value.
(3)	Average balances include nonaccrual loans.
(4)	Interest income on loans includes prepayment and late fees, where applicable.
(5)	Interest income on loans includes interest recovered of $1.6 million from the payoff of a commercial real estate loan on nonaccrual status during the nine months ended September 30, 2024.
(6)	Interest income on loans includes accretion on purchase accounting marks of $16.7 million and $7.6 million for the nine months ended September 30, 2025 and 2024, respectively.

The following table presents the impact of rate and volume, primarily due to the Merger, on the change in taxable-equivalent net interest income from the nine months ended September 30, 2024 compared to the nine months ended September 30, 2025:

	Nine Months Ended September 30, 2025 Versus 2024 Increase (Decrease) Due to Change In
	Average Volume	Average Rate	Total
Interest Income
Federal funds sold and interest-bearing bank balances	$493	$(861)	$(368)
Taxable securities	9,474	(345)	9,129
Tax-exempt securities	(132)	451	319
Loans	52,091	(2,154)	49,937
Total interest income	61,926	(2,909)	59,017
Interest Expense
Interest-bearing demand deposits	9,838	(3,132)	6,706
Savings deposits	130	(68)	62
Time deposits	9,487	(3,885)	5,602
Total interest-bearing deposits	19,455	(7,085)	12,370
Securities purchases under agreements to repurchase and federal funds purchased	95	54	149
FHLB advances and other borrowings	191	(32)	159
Subordinated notes and trust preferred debt	1,617	(319)	1,298
Total interest expense	21,358	(7,382)	13,976
Taxable-Equivalent Net Interest Income	$40,568	$4,474	$45,041
Net interest income on a taxable-equivalent basis increased by $45.0 million to $150.9 million for the nine months ended September 30, 2025 from $105.9 million for the nine months ended September 30, 2024. The Company's net interest spread increased by 14 basis points from 3.33% for the nine months ended September 30, 2024 to 3.47% for the nine months ended September 30, 2025.
Taxable-equivalent net interest margin increased by 18 basis points to 4.06% for the nine months ended September 30, 2025 from 3.88% for the nine months ended September 30, 2024. The taxable-equivalent yield on interest-earning assets decreased by six basis points from 6.23% for the nine months ended September 30, 2024 to 6.17% for the nine months ended September 30, 2025 due primarily to the impact of a decline in the Fed Funds rate partially offset by the accretion recognized on fair value marks to loans and securities assumed in the Merger. The recognition of interest income previously applied to principal of $1.6 million from the payoff of a commercial real estate loan on nonaccrual status contributed five basis points to the Company's net interest margin during the nine months ended September 30, 2024. The net accretion impact of purchase accounting marks on loans, securities, deposits and borrowings was $17.9 million, which represented 55 basis points of net interest margin during the nine months ended September 30, 2025 compared to $6.7 million in net accretion and 30 basis points of net interest margin during the nine months ended September 30, 2024. The increase in net interest margin also benefited from the decrease of 21 basis points in the cost of interest-bearing liabilities from 2.90% to 2.69%, reflecting the impact of deposit rate reductions over that time period and the runoff of higher rate time deposits and money market balances.
Average loans increased by $1.0 billion to $3.9 billion for the nine months ended September 30, 2025 compared to $2.9 billion for the nine months ended September 30, 2024. Average investment securities increased by $255.2 million from $636.8 million for the nine months ended September 30, 2024 to $892.0 million for the nine months ended September 30, 2025. Average interest-bearing liabilities increased by $922.8 million to $3.9 billion for the nine months ended September 30, 2025 from $3.0 billion for the nine months ended September 30, 2024.
The average yield on loans decreased by seven basis points to 6.56% for the nine months ended September 30, 2025 compared to 6.63% for the nine months ended September 30, 2024. Taxable-equivalent interest income earned on loans increased by $49.9 million primarily due to an increase in the average balances, which was attributed to the acquired loans from the Merger and from the impact of the accretion of the fair value marks on loans partially offset by a decline in market interest rates.
The average balance of commercial loans increased by $824.1 million from $2.3 billion for the nine months ended September 30, 2024 to $3.1 billion for the nine months ended September 30, 2025. Average residential mortgage loans increased by $143.1 million from $335.5 million during the nine months ended September 30, 2024 to $478.6 million during the nine months ended September 30, 2025. Average home equity loans increased by $61.5 million from $230.5 million for the nine months ended September 30, 2024 to $292.0 million for the nine months ended September 30, 2025. Average installment and other consumer loans increased by $21.2 million from $22.7 million for the nine months ended September 30, 2024 to $43.9 million for the nine months ended September 30, 2025.
Accretion of purchase accounting adjustments on loans included in interest income was $16.7 million and $7.6 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in accretion was due to the recognition of fair value marks on loans from the Merger. Accelerated accretion totaled $4.1 million and $2.3 million during the nine months ended September 30, 2025 and 2024, respectively. Prepayment income on loans increased from $878 thousand for the nine months ended September 30, 2024 to $1.1 million for the nine months ended September 30, 2025.
Interest income on investment securities on a tax-equivalent basis increased by $9.5 million to $31.4 million for the nine months ended September 30, 2025 from $21.9 million for the nine months ended September 30, 2024, with the taxable equivalent yield increasing from 4.60% for the nine months ended September 30, 2024 to 4.69% for the nine months ended September 30, 2025. The nine basis point increase reflects the impact from the accretion of discounts recorded on investment securities assumed from the Merger. Accretion on acquired investment securities was $2.4 million for the nine months ended September 30, 2025 compared to $950 thousand for the nine months ended September 30, 2024. The average balance of investment securities increased by $255.2 million to $892.0 million for the nine months ended September 30, 2025 from $636.8 million for the nine months ended September 30, 2024 due primarily to the Merger and additional investment security purchases of $147.3 million. During the nine months ended September 30, 2025, the Company sold $41.6 million in GSE residential MBS securities, which resulted in a gain of $44 thousand, compared to sales of $162.7 million for no gain or loss during the nine months ended September 30, 2024.
Interest income on federal funds sold and interest-bearing bank balances on a tax-equivalent basis decreased by $368 thousand to $4.9 million for the nine months ended September 30, 2025 from $5.3 million for the nine months ended September 30, 2024. The average balance of federal funds sold and interest-bearing bank balances increased by $12.6 million from $134.1 million for the nine months ended September 30, 2024 to $146.7 million for the nine months ended September 30, 2025; however, the decrease in interest income was impacted by a decline in the interest rate environment. The FOMC cut the Federal Funds rate by 50 basis points in September 2024, 25 basis points in December 2024 and 25 basis points in September 2025. The Federal Funds rate had remained unchanged from the prior rate increase of 25 basis points in July 2023.
Interest expense on interest-bearing liabilities increased by $14.0 million from $64.2 million for the nine months ended September 30, 2024 to $78.2 million for the nine months ended September 30, 2025. The cost of interest-bearing liabilities decreased by 21 basis points from 2.90% for the nine months ended September 30, 2024 to 2.69% for the nine months ended September 30, 2025 reflecting the impact of deposit rate reductions implemented in the first quarter of 2025 and the runoff of higher rate time deposits and money market balances. The average balance of interest-bearing deposits increased by $881.7 million to $3.7 billion for the nine months ended September 30, 2025 from $2.8 billion for the nine months ended September 30, 2024. Average interest-bearing demand deposits increased by $535.0 million, average time deposits increased by $284.3 million and average savings deposits increased by $62.4 million for the nine months ended September 30, 2025 in relation to the comparable prior period due primarily to the impact of the Merger. Amortization of fair value marks on acquired time deposits was $845 thousand for the nine months ended September 30, 2025 compared to $1.4 million for the nine months ended September 30, 2024.
Interest expense on borrowings increased by $1.6 million to $8.5 million for the nine months ended September 30, 2025 from $6.9 million for the nine months ended September 30, 2024. The cost of borrowings increased by four basis points to 5.04% for the nine months ended September 30, 2025 from 5.00% for the nine months ended September 30, 2024. Average borrowings increased by $41.2 million from $183.1 million for the nine months ended September 30, 2024 to $224.3 million for the nine months ended September 30, 2025. Average borrowings included average FHLB advances and other borrowings of $128.8 million for the nine months ended September 30, 2025, an increase of $6.2 million, from an average of $122.6 million for the nine months ended September 30, 2024. The redemption of subordinated notes on September 30, 2025 resulted in the amortization of remaining debt issuance costs. Amortization of debt issuance costs for the nine months ended September 30, 2025 totaled $335 thousand compared to $58 thousand for the nine months ended September 30, 2024.

The subordinated notes assumed from the Merger have a fixed rate of interest equal to 4.50% until December 30, 2025. The interest rate on the Company's subordinated notes was 7.72% at September 30, 2025 compared to 8.75% at September 30, 2024. The trust preferred debt has a variable rate of three-month CME term SOFR rate, plus a spread adjustment and margin. For the nine months ended September 30, 2025 and 2024, the cost of the trust preferred debt, excluding the fair value mark, was 6.33% and 7.42%, respectively. Amortization of fair value marks on acquired borrowings was $455 thousand for the nine months ended September 30, 2025 compared to $147 thousand for the nine months ended September 30, 2024.
Provision for Credit Losses
The ACL as a percentage of the total loan portfolio was 1.21% at September 30, 2025 compared to 1.25% at September 30, 2024. The Company recorded a recovery of credit losses on loans of $49 thousand for the nine months ended September 30, 2025 compared to provision expense of $14.8 million for the same period in 2024. Included in the provision for credit losses was a recovery of credit losses for unfunded commitments of $100 thousand and $557 thousand during the nine months ended September 30, 2025 and 2024, respectively.
For the nine months ended September 30, 2025, the provision for credit losses was primarily impacted by the changes in certain qualitative factors and loan growth of $48.5 million. During the first quarter of 2025, a qualitative factor was added for Other External Factors at a minor level for all loan classes due to the uncertainty created within the global and domestic markets from changes in U.S. economic policy, including the recently implemented tariffs. The Economic Conditions qualitative factor, at a minor level, and the Delinquency and Classified Loan Trends qualitative factor, at a moderate level, were added for the residential senior liens loan class. The Delinquency and Classified Loan Trends qualitative factor was added for the home equity loan class at a moderate level. The addition of the Economic Conditions qualitative factor was based on current market interest rates and prepayment speeds, and the addition of the Delinquency and Classified Loan Trends was based on delinquencies and downgrades within the aforementioned loan classes. During the second quarter of 2025, the Other External Factors qualitative factor was removed for all loan classes as the impact from the changes in U.S. economic policy was then reflected in the macroeconomic conditions within the quantitative ACL model. There was no change in qualitative factors during the third quarter of 2025.
For the nine months ended September 30, 2024, the provision for credit losses increased primarily due to $15.5 million of reserves on acquired non-PCD loans as a result of the Merger, partially offset by a provision reversal of $1.8 million due to changes in qualitative factors, a change in the peer group utilized for the calculation and a reduction of $434 thousand in the required reserve for unfunded commitments. The change in qualitative factors included a reduction in the Economic Conditions qualitative factor and removal of the Other External Factors qualitative factor.
Net charge-offs for the nine months ended September 30, 2025 totaled $635 thousand compared to net charge-offs of $340 thousand for the nine months ended September 30, 2024. Nonaccrual loans were 0.66% of gross loans at September 30, 2025 compared with 0.68% of gross loans at September 30, 2024. Nonaccrual loans decreased by $874 thousand from $27.1 million at September 30, 2024 to $26.2 million at September 30, 2025. During the fourth quarter of 2024, the Company sold $2.6 million of nonaccrual loans, consisting mostly of commercial and industrial loans. During the nine months ended September 30, 2025, there were additions of $12.5 million, primarily consisting of commercial construction and land development loans, residential mortgage and in commercial real estate loans, partially offset by repayments of $9.2 million and charge offs of $1.2 million.
Additional information is included in the "Credit Risk Management" section herein.

Noninterest Income
The following table compares noninterest income for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		$ Change	% Change
	2025	2024	2025-2024	2025-2024
Service charges on deposit accounts	$5,975	$3,824	$2,151	56.3%
Interchange income	4,488	3,651	837	22.9%
Other service charges, commissions and fees	2,047	1,019	1,028	100.9%
Swap fee income	1,879	1,079	800	74.1%
Trust and investment management income	11,184	7,916	3,268	41.3%
Brokerage income	4,775	3,535	1,240	35.1%
Mortgage banking activities	1,302	1,318	(16)	(1.2)%
Income from life insurance	4,071	2,569	1,502	58.5%
Other income	2,129	1,023	1,106	108.1%
Investment securities gains	71	254	(183)	(72.0)%
Total noninterest income	$37,921	$26,188	$11,733	44.8%

Noninterest income increased by $11.7 million from $26.2 million for the nine months ended September 30, 2024 to $37.9 million for the nine months ended September 30, 2025. The primary driver of the overall increase was the impact of the Merger. The following were significant components of the change in this line item:
•Service charges on deposits and other service charges, commissions and fees increased by $2.2 million and $1.0 million, respectively, due to an increase in cash management services and other deposit fees following the Merger.
•Swap fee income increased by $800 thousand due to successful swap generation.
•In addition to the impact from the Merger, wealth management income, which includes trust and investment management income and brokerage income, increased due to improvement in market performance.
•The increase of $1.5 million in income from life insurance included death benefits received on a policy during the third quarter of 2025.
•The decrease of $183 thousand in gains on investment securities was due to a security redemption during the third quarter of 2024 which resulted in a gain of $181 thousand.

Noninterest Expenses
The following table compares noninterest expenses for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		$ Change	% Change
	2025	2024	2025-2024	2025-2024
Salaries and employee benefits	$63,191	$54,137	$9,054	16.7%
Occupancy	5,567	4,197	1,370	32.6%
Furniture and equipment	7,394	5,480	1,914	34.9%
Data processing	3,005	4,548	(1,543)	(33.9)%
Automated teller machine and interchange fees	2,184	1,476	708	48.0%
Advertising and bank promotions	1,730	1,709	21	1.2%
FDIC insurance	2,150	1,722	428	24.9%
Professional services	5,545	2,551	2,994	117.4%
Directors' compensation	854	646	208	32.2%
Taxes other than income	2,065	1,046	1,019	97.4%
Intangible asset amortization	7,417	2,904	4,513	155.4%
Merger-related expenses	2,617	18,784	(16,167)	(86.1)%
Restructuring expenses	91	257	(166)	(64.6)%
Other operating expenses	8,277	5,950	2,327	39.1%
Total noninterest expenses	$112,087	$105,407	$6,680	6.3%
Noninterest expense increased by $6.7 million from $105.4 million for the nine months ended September 30, 2024 to $112.1 million for the nine months ended September 30, 2025. The primary driver of the overall increase was the impact of the Merger. The following were additional significant components of the change in this line item:
•Salaries and employee benefits expense increased by $9.1 million. The third quarter of 2024 included $4.8 million associated with the retirement of an executive and other severance charges.
•Data processing expense decreased by $1.5 million due to the reduction in core system costs following a system conversion in the fourth quarter of 2024.
•Professional services expense increased by $3.0 million, partly due to the Merger, but also due to higher utilization of consultants and other third-party service providers during 2025 to enhance daily functions and operational processes throughout the organization.
•Directors' compensation expense increased by $208 thousand due to new restricted stock awards granted during 2025. Prior grants awarded to the directors vested on the Merger date.
•Expenses associated with taxes other than income increased by $1.0 million based on the increase in estimated state shares tax expense.
•Intangible asset amortization expense increased by $4.5 million due to the amortization recognized on the core deposit intangible and wealth customer relationship intangible established from the Merger.
•Merger-related expenses decreased by $16.2 million due to the timing of conversion work. The Merger costs incurred during 2025 included software conversion costs and professional fees, including external audit, associated with the conversion. The Company did not incur merger-related expenses during the third quarter of 2025.
•Restructuring expense of $91 thousand was related to the closure of six branch locations during the fourth quarter of 2024.
•Other operating expenses increased by $2.3 million partially due to an increase in credit valuation adjustments on derivatives of $684 thousand. The remaining change is attributed to the impact of the Merger and normal business operations, which included increases of $620 thousand in printing and postage charges, $479 thousand in insurance expenses and $250 thousand in telecommunication expenses.

Income Tax Expense
Income tax expense totaled $15.8 million, an effective tax rate of 21.0%, for the nine months ended September 30, 2025 compared with $2.3 million and an effective tax rate of 21.6% for the nine months ended September 30, 2024. The Company’s effective tax rate is equal to the 21% federal statutory rate; however, it is impacted by interest earned on tax-exempt loans and investment securities and income from life insurance policies, partially offset by disallowed interest expense and state income taxes.
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
The Company has established investment policies and an asset/liability management policy to assist in administering its investment portfolio. Decisions to purchase or sell these securities are based on economic conditions and management’s strategy to respond to changes in interest rates, liquidity, pledges to secure deposits and repurchase agreements and other factors while trying to maximize return on the investments. The Company may segregate its investment security portfolio into three categories: “securities available-for-sale,” “trading securities” and “securities held-to-maturity.” At September 30, 2025 and December 31, 2024, management classified the entire investment securities portfolio as AFS, which is accounted for at current market value with non-credit related losses and gains reported in OCI, net of income taxes.
The Company's investment securities portfolio includes debt investments that are subject to varying degrees of credit and market risks, which arise from general market conditions and factors impacting specific industries, as well as news that may impact specific securities. Management monitors its debt securities, using various indicators to determine whether unrealized losses on debt securities are credit related and require an ACL. These indicators include the amount of time the security has been in an unrealized loss position, the cause and extent of the unrealized loss and the credit quality of the issuer and underlying assets. In addition, management assesses whether it is likely the Company will have to sell the investment security prior to recovery, or it expects to be able to hold the investment security until the price recovers. The Company determined that the declines in market value were due to increases in interest rates and market movements, and not due to credit factors. The Company does not intend to sell these securities with unrealized losses and it is more likely than not that the Company will not be required to sell them before recovery of their amortized cost basis, which may be maturity. Therefore, the Company has concluded that the unrealized losses for the AFS securities did not require an ACL at September 30, 2025 and December 31, 2024.
At September 30, 2025, AFS securities totaled $890.4 million, an increase of $60.7 million from $829.7 million at December 31, 2024. During the nine months ended September 30, 2025, the Company purchased $147.3 million of AFS securities, consisting of agency and non-agency MBS and CMO securities and securities issued by state and political subdivisions, which were partially offset by paydowns of $59.4 million and sales of $41.6 million. The balance of investment securities included net unrealized losses of $22.4 million at September 30, 2025 compared to net unrealized losses of $35.2 million at December 31, 2024 for a decrease of $12.8 million.. This decrease in net unrealized losses was primarily due to lower market rates compared to December 31, 2024. The overall duration of the Company's investment securities portfolio was 4.4 years at September 30, 2025 compared to 4.1 years at December 31, 2024. The Company has sufficient access to liquidity such that management does not believe it would be necessary to sell any of its investment securities at a loss to offset any unexpected deposit outflows. Management believes the structure of the Company's investment security portfolio is appropriately aligned with the rest of the balance sheet to protect against volatile interest rate environments, to provide a source of liquidity and to generate steady earnings.

The following table summarizes the credit ratings and collateral associated with the Company's investment security portfolio, excluding equity securities, at September 30, 2025:

Sector	Portfolio Mix	Amortized Book Value	Fair Value	Credit Enhancement	AAA	AA	A	BBB	BB	NR	Collateral / Guarantee Type
Unsecured ABS	—%	$2,700	$2,580	28%	—%	—%	—%	—%	—%	100%	Unsecured Consumer Debt
Student Loan ABS	—	3,329	3,323	28	—	—	—	—	—	100	Seasoned Student Loans
Federal Family Education Loan ABS	8	73,927	73,552	11	—	47	33	7	13	—	Federal Family Education Loan (1)
PACE Loan ABS	—	1,714	1,574	7	100	—	—	—	—	—	PACE Loans
Non-Agency CMBS	3	23,236	23,366	25	—	—	—	—	—	100
Non-Agency RMBS	3	22,169	21,179	16	100	—	—	—	—	—	Reverse Mortgages (2)
Municipal - General Obligation	11	99,301	92,050		17	77	6	—	—	—
Municipal - Revenue	13	120,030	108,063		—	82	12	—	—	6
SBA ReRemic	—	1,734	1,717		—	100	—	—	—	—	SBA Guarantee (3)
Small Business Administration	—	3,930	4,001		—	100	—	—	—	—	SBA Guarantee (3)
Agency MBS	20	177,918	178,485		—	100	—	—	—	—	Residential Mortgages (3)
Agency CMO	40	360,574	359,449		—	100	—	—	—	—
U.S. Treasury securities	2	20,033	18,803		—	100	—	—	—	—	U.S. Government Guarantee (3)
Corporate debt	—	1,944	1,994		—	—	52	48	—	—
	100%	$912,539	$890,136		4%	85%	5%	1%	1%	4%

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

The following table presents the loan portfolio, excluding residential LHFS, by segment and class at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Commercial real estate:
Owner occupied	$629,481	$633,567
Non-owner occupied	1,254,959	1,160,238
Multi-family	234,782	274,135
Non-owner occupied residential	163,138	179,512
Acquisition and development:
1-4 family residential construction	41,141	47,432
Commercial and land development	195,158	241,424
Agricultural	118,596	125,156
Commercial and industrial	479,929	451,384
Municipal	28,664	30,044
Residential mortgage:
First lien	476,006	460,297
Home equity - term	5,800	5,988
Home equity - lines of credit	311,458	303,561
Other - term(1)	23,737	—
Installment and other loans	16,887	18,476
	$3,979,736	$3,931,214

(1) Other - term includes property assessed clean energy ("PACE") loans with unearned income of $571 thousand at September 30, 2025.
Total loans increased by $48.5 million from December 31, 2024 to September 30, 2025. Residential mortgages increased by $47.2 million and commercial loans increased by $3.0 million from December 31, 2024 to September 30, 2025, partially offset by a decrease in installment and other loans of $1.6 million. The Company purchased property assessed clean energy ("PACE") loans during the second quarter of 2025, with a balance of $23.7 million at September 30, 2025.
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
The following table presents the Company’s risk elements and relevant asset quality ratios at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Nonaccrual loans	$26,191	$24,111
OREO	—	138
Total nonperforming assets	26,191	24,249
FDMs still accruing	1,245	4,897
Loans past due 90 days or more and still accruing	497	641
Total nonperforming and other risk assets ("total risk assets")	$27,933	$29,787
Loans 30-89 days past due and still accruing	$5,642	$35,393
Asset quality ratios:
Total nonperforming loans to total loans	0.66%	0.61%
Total nonperforming assets to total assets	0.48%	0.45%
Total nonperforming assets to total loans and OREO	0.66%	0.62%
Total risk assets to total loans and OREO	0.70%	0.76%
Total risk assets to total assets	0.51%	0.55%
ACL to total loans	1.21%	1.24%
ACL to nonperforming loans	183.67%	201.94%
ACL to nonperforming loans and FDMs still accruing	175.34%	167.85%
Net charge-offs to total average loans (1)	0.02%	0.11%
(1) Annualized
Nonperforming assets include nonaccrual loans and foreclosed real estate. Risk assets, which include nonperforming assets, FDMs still accruing and loans past due 90 days or more and still accruing, totaled $27.9 million at September 30, 2025, a decrease of $1.9 million from $29.8 million at December 31, 2024. Nonaccrual loans increased by $2.1 million from December 31, 2024 to September 30, 2025 due primarily to additions of $12.5 million, primarily consisting of commercial construction and land development loans, residential mortgage and commercial real estate loans, partially offset by repayments of $9.2 million and charge offs of $1.2 million. The change in nonaccrual loans included $4.7 million in FDM loans that were transferred to nonaccrual during the third quarter of 2025.
At September 30, 2025, the Company had $6.6 million in loan modifications meeting the FDM criteria under ASU 2022-02 compared to $9.3 million at December 31, 2024. At September 30, 2025, the FDM balance included $6.2 million in acquired loans from the Merger and new loan modifications totaling $5.8 million during the nine months ended September 30, 2025. During the nine months ended September 30, 2025, there were partial charge offs of $132 thousand and the remaining change in FDM is due to repayments. There were $5.4 million in FDM loans in nonaccrual status at September 30, 2025 compared to $4.6 million at December 31, 2024, including one relationship totaling $4.7 million, which was transferred to nonaccrual during the third quarter of 2025.
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
Special Mention loans increased by $18.4 million from $91.7 million at December 31, 2024 to $110.1 million at September 30, 2025 due to downgrades of $50.7 million, partially offset by repayments totaling $21.8 million, and upgrades of $10.5 million and charge-offs of $258 thousand.
Classified loans totaled $64.1 million at September 30, 2025, or 1.6% of total loans outstanding, reflecting a decrease from $76.2 million, or 2.0% of total loans outstanding, at December 31, 2024.

Non-IEL substandard loans are performing loans, which have characteristics that cause management concern over the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming, or individually evaluated, loans in the future. Generally, management feels that substandard loans that are currently performing and not considered individually evaluated result in some doubt as to the borrower’s ability to continue to perform under the terms of the loan and represent potential problem loans. Non-IEL substandard loans totaled $37.7 million at September 30, 2025, a decrease of $26.7 million from $64.4 million at December 31, 2024 due primarily to repayments of $19.1 million and upgrades of $14.4 million, partially offset by downgrades of $7.4 million and charge offs totaling $505 thousand. The Substandard-IEL category increased by $2.1 million from $24.3 million at December 31, 2024 to $26.4 million at September 30, 2025, primarily due to downgrades of $12.5 million, partially offset by repayments of $10.0 million and charge-offs totaling $398 thousand.
The following table presents the amortized cost basis of nonaccrual loans, according to loan class, with and without reserves on individually evaluated loans at September 30, 2025 and December 31, 2024. At September 30, 2025, there was a specific reserve of $5 thousand on nonaccrual loans, excluding the ACL recorded on acquired PCD loans from the Merger, compared to $7 thousand at December 31, 2024.

	September 30, 2025				December 31, 2024
	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing
Commercial real estate:
Owner-occupied	$227	$5,690	$5,917	$—	$232	$4,046	$4,278	$—
Non-owner occupied	—	147	147	—	—	1,466	1,466	—
Multi-family	—	136	136	—	—	721	721	237
Non-owner occupied residential	—	473	473	—	—	175	175	—
Acquisition and development:
Commercial and land development	3,005	5,535	8,540	—	3,282	376	3,658	—
Agricultural	—	10	10	—	—	797	797	—
Commercial and industrial	1,313	840	2,153	—	2,822	2,678	5,500	113
Residential mortgage:
First lien	—	6,131	6,131	150	—	5,077	5,077	243
Home equity – term	—	128	128	—	36	34	70	18
Home equity – lines of credit	—	2,551	2,551	—	—	2,344	2,344	30
Other - term	—	—	—	347	—	—	—	—
Installment and other loans	5	—	5	—	15	10	25	—
Total	$4,550	$21,641	$26,191	$497	$6,387	$17,724	$24,111	$641

The following table presents our exposure to relationships that are individually evaluated and the partial charge-offs taken to date and specific reserves established on those relationships at September 30, 2025 and December 31, 2024:

	# of Relationships	Individually Evaluated Loans	Partial Charge-offs to Date	Specific Reserves
September 30, 2025
Relationships greater than $1,000,000	4	$10,189	$—	$2,173
Relationships greater than $500,000 but less than $1,000,000	8	5,940	518	923
Relationships greater than $250,000 but less than $500,000	10	3,173	—	—
Relationships less than $250,000	111	7,050	586	130
	133	$26,352	$1,104	$3,226
December 31, 2024
Relationships greater than $1,000,000	5	$10,210	$828	$177
Relationships greater than $500,000 but less than $1,000,000	6	4,925	313	2,173
Relationships greater than $250,000 but less than $500,000	9	2,887	—	155
Relationships less than $250,000	121	6,256	431	1,439
	141	$24,278	$1,572	$3,944
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
In its individually evaluated loan analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any reserves that may be needed. The determination of the Company’s charge-offs or specific reserves include an evaluation of the outstanding loan balance and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships at September 30, 2025. However, over time, additional information may result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
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

The following table presents the activity in the ACL for the three and nine months ended September 30, 2025 and 2024:

	Commercial						Consumer
	Commercial Real Estate	Acquisition and Development	Agricultural	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Total
Three Months Ended
September 30, 2025
Balance, beginning of period	$26,163	$5,585	$160	$7,484	$385	$39,777	$7,603	$518	$8,121	$47,898
Provision for credit losses	656	(106)	(26)	(567)	(10)	(53)	234	215	449	396
Charge-offs	(154)	—	—	(29)	—	(183)	(134)	(201)	(335)	(518)
Recoveries	7	—	—	255	—	262	9	58	67	329
Balance, end of period	$26,672	$5,479	$134	$7,143	$375	$39,803	$7,712	$590	$8,302	$48,105
September 30, 2024
Balance, beginning of period	$18,203	$2,634	$393	$5,259	$161	$26,650	$3,023	$191	$3,214	$29,864
Allowance established for acquired PCD loans	1,321	2,535	2	1,947	—	5,805	105	10	115	5,920
Provision for loan losses	11,103	1,809	(283)	(672)	110	12,067	1,773	275	2,048	14,115
Charge-offs	(333)	—	—	(159)	—	(492)	—	(88)	(88)	(580)
Recoveries	4	12	1	163	—	180	54	77	131	311
Balance, end of period	$30,298	$6,990	$113	$6,538	$271	$44,210	$4,955	$465	$5,420	$49,630
Nine Months Ended
September 30, 2025
Balance, beginning of period	$29,551	$6,601	$110	$6,190	$320	$42,772	$5,240	$677	$5,917	$48,689
Provision for credit losses	(2,554)	(1,124)	55	698	55	(2,870)	2,455	466	2,921	51
Charge-offs	(340)	—	(31)	(741)	—	(1,112)	(134)	(669)	(803)	(1,915)
Recoveries	15	2	—	996	—	1,013	151	116	267	1,280
Balance, end of period	$26,672	$5,479	$134	$7,143	$375	$39,803	$7,712	$590	$8,302	$48,105
September 30, 2024
Balance, beginning of period	$17,873	$2,241	$437	$5,369	$157	$26,077	$2,424	$201	$2,625	$28,702
Allowance established for acquired PCD loans	1,321	2,535	2	1,947	—	5,805	105	10	115	5,920
Provision for loan losses	11,417	2,223	(327)	(822)	114	12,605	2,410	333	2,743	15,348
Charge-offs	(345)	(23)	—	(219)	—	(587)	(50)	(206)	(256)	(843)
Recoveries	32	14	1	263	—	310	66	127	193	503
Balance, end of period	$30,298	$6,990	$113	$6,538	$271	$44,210	$4,955	$465	$5,420	$49,630
The ACL totaled $48.1 million at September 30, 2025, a decrease of $1.5 million from $49.6 million at September 30, 2024. The ACL as a percentage of the total loan portfolio was 1.21% at September 30, 2025 compared to 1.25% at September 30, 2024.
The Company takes partial charge-offs on collateral-dependent loans when carrying value exceeds estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. Specific reserves remain in place if updated appraisals are pending, and represent management’s estimate of potential loss. In addition to the specific reserve allocations on individually evaluated loans noted previously, 18 loans, with aggregate outstanding principal balances of $2.7 million, had cumulative partial charge-offs to the ACL totaling $1.1 million as of September 30, 2025. As updated appraisals are received on collateral-dependent loans, partial charge-offs are taken to the extent the loans’ principal balance exceeds their fair value.
Management believes the allocation of the ACL among the various loan classes adequately reflects the lifetime expected credit losses in each loan class and is based on the methodology outlined in Note 1, Summary of Significant Accounting Policies, and Note 4, Loans and Allowance for Credit Losses, to the Consolidated Financial Statements under Part I, Item 1, "Financial Information." Management re-evaluates and makes enhancements to its reserve methodology to better reflect the risks inherent in the different segments of the portfolio, particularly in light of increased charge-offs, with noticeable differences between the different loan classes. Management believes these enhancements to the ACL methodology improve the accuracy of quantifying the expected credit losses inherent in the portfolio. Management charges actual loan losses to the reserve and bases the provision for credit losses on its overall analysis.

Management believes the Company’s ACL is adequate based on currently available information. Future adjustments to the ACL and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.
Deposits
Total deposits decreased by $89.5 million and totaled $4.5 billion at September 30, 2025 compared to $4.6 billion at December 31, 2024. Time deposits, interest bearing demand deposits, money market deposits and savings deposits decreased by $69.3 million, $11.6 million, $8.4 million and $7.7 million, respectively, partially offset by an increase in non-interest bearing demand deposits of $7.4 million from December 31, 2024 to September 30, 2025. Money market deposits and time deposits were impacted by increases in brokered money market deposits of $36.9 million and brokered time deposits of $50.6 million during the third quarter of 2025. The Bank has experienced some reductions in higher yielding promotional balances, which was the primary driver of the declines in time deposit and money market accounts. The decreases in the other categories were consistent with normal cyclical activity.
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
On September 30, 2025, the Company redeemed its $32.5 million outstanding 6.0% fixed-to-floating rate subordinated notes due December 30, 2028. During the three months ended September 30, 2025, the Company amortized the remaining debt issuance costs of $298 thousand as a result of the redemption. At September 30, 2025, the variable interest rate of three-month CME term SOFR rate, plus a spread adjustment of 0.26161% and a margin of 3.16%, on our subordinated debt was 7.72%
FHLB advances increased by $93.9 million to $208.9 million at September 30, 2025 compared to $115.0 million at December 31, 2024. The increase was due to higher utilization of overnight borrowings during the third quarter of 2025 as lending and investing activities increased and due to the subordinated note redemption. The Bank seeks to maintain sufficient liquidity to ensure client needs can be addressed in a timely basis.
The Company assumed unsecured subordinated notes of $31.0 million from the Merger. The subordinated notes have a fixed rate of interest equal to 4.50% until December 30, 2025. After that term, the variable rate of interest is equal to the three-month CME term SOFR rate plus 4.04%.
The Company also assumed junior subordinated trust preferred debt of $10.3 million from the Merger. In June 2006, Codorus Valley formed CVB Statutory Trust No. II, a wholly-owned special purpose entity whose sole purpose was to facilitate a pooled trust preferred debt issuance of $7.2 million with a stated maturity of July 7, 2036 and a variable rate of three-month CME term SOFR rate, plus a spread adjustment of 0.26161% and a margin of 1.54% through maturity. In November 2004, Codorus Valley formed CVB Statutory Trust No. I to facilitate a pooled trust preferred debt issuance of $3.1 million with a stated maturity of December 15, 2034 and a variable rate of three-month CME term SOFR rate, plus a spread adjustment of 0.26161% and a margin of 2.02% through maturity. For the nine months ended September 30, 2025 and 2024, the cost of the trust preferred debt, excluding the fair value mark, was 6.33% and 7.42%, respectively.
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
Shareholders’ equity totaled $571.9 million at September 30, 2025, an increase of $55.3 million from $516.7 million at December 31, 2024. The increase was primarily attributable to net income of $59.4 million, other comprehensive income of $8.8 million and the issuance of treasury shares for share-based compensation which increased shareholders' equity by $2.5 million, partially offset by dividends paid of $15.4 million for the nine months ended September 30, 2025. Other comprehensive income included an after-tax increase of $9.9 million from net unrealized gains on investment securities, partially offset by $1.1 million in net unrealized losses from cash flow hedges. For the nine months ended September 30, 2025, total comprehensive income totaled $68.1 million, an increase of $47.1 million from total comprehensive income of $21.0 million for the same period in 2024. This increase was due primarily to an increase in net income of $51.0 million and an increase in after-tax net unrealized gains on investment securities of $2.9 million, partially offset by an increase in after-tax net unrealized losses on interest rate swaps designated as cash flow hedges of $864 thousand between the comparative periods. The increase in net unrealized gains on investment securities was primarily caused by a decline in market rates.
At September 30, 2025, book value per common share was $29.33 compared to $26.65 at December 31, 2024. Tangible book value per share increased from $21.19 at December 31, 2024 to $24.12 at September 30, 2025, primarily as a result of the increase in shareholders' equity from net income. See “Supplemental Reporting of Non-GAAP Measures.”
The Company routinely evaluates its capital levels in light of its risk profile to assess its capital needs. The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. At September 30, 2025 and December 31, 2024, the Bank was considered well-capitalized under applicable banking regulations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Prompt corrective action provisions are not applicable to bank holding companies, including financial holding companies.
Note 11, Shareholders' Equity and Regulatory Capital, to the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1, "Financial Information," includes a table presenting capital amounts and ratios for the Company and the Bank at September 30, 2025 and December 31, 2024.
In addition to the minimum capital ratio requirement and minimum capital ratio to be well-capitalized presented in the referenced table in Note 11, the Bank must maintain a capital conservation buffer as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, Item 1 - Business, under the topic Basel III Capital Rules. At September 30, 2025, the Parent Company's and the Bank's capital conservation buffers, based on the most restrictive Total Capital to risk weighted assets capital ratio, were 5.1% and 4.9%, which are greater than the 2.5% requirement.
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
At September 30, 2025, cash and cash equivalents totaled $184.1 million compared to $248.9 million at December 31, 2024. The decrease of $64.7 million reflects the decrease in deposits of $89.5 million, the increase in investment securities of $60.6 million, the increase in loans of $48.5 million and the redemption of subordinated notes of $31.7 million, partially offset by net income of $59.4 million and an increase in FHLB advances and other borrowings and repurchase agreements of $100.5 million for the nine months ended September 30, 2025. Unencumbered investment securities totaled $245.2 million at September 30, 2025 compared to $160.3 million at December 31, 2024. At September 30, 2025 and December 31, 2024, the Company had $15.9 million of investment securities pledged at the FRB Discount Window, with no associated borrowings outstanding. The Company's maximum borrowing capacity from the FHLB of Pittsburgh increased by $66.6 million and was $1.9 billion at both September 30, 2025 and December 31, 2024, of which $209.5 million and $116.6 million in advances and letters of credit were outstanding at these same periods, respectively. The increase was due to higher utilization of overnight borrowings during the third quarter of 2025 as lending and investing activities increased and due to the subordinated note redemption.
The Company’s ability to borrow from the FHLB is dependent on having sufficient qualifying collateral, which generally consists of loans primarily secured by real estate. In addition, the Company had $20.0 million in available unsecured lines of credit with other banks at September 30, 2025 and December 31, 2024. The Bank regularly tests its various sources of funding to ensure accessibility.

Supplemental Reporting of Non-GAAP Measures
Management believes providing certain “non-GAAP” financial information will assist investors in their understanding of the effect on recent financial results from non-recurring charges.
As a result of prior acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $110.1 million and $115.9 million at September 30, 2025 and December 31, 2024, respectively. During the nine months ended September 30, 2025 and 2024, the Company incurred merger-related expenses of $2.6 million and $18.8 million, respectively, in connection with the Merger with Codorus Valley.
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
The increase in tangible book value per share (non-GAAP) from December 31, 2024 to September 30, 2025 is primarily due to net income of $59.4 million and other comprehensive income, net of taxes, of $8.8 million partially offset by dividends paid of $15.4 million. Other comprehensive income increased due to net unrealized gains on AFS securities partially offset by net unrealized losses on interest rate swaps designated as hedging instruments.
The following table presents the computation of each non-GAAP based measure shown together with its most directly comparable GAAP-based measure.

	September 30, 2025	December 31, 2024
Tangible Book Value per Common Share
Shareholders' equity (most directly comparable GAAP-based measure)	$571,936	$516,682
Less: Goodwill	69,751	68,106
Other intangible assets	40,338	47,765
Related tax effect	(8,471)	(10,031)
Tangible common equity (non-GAAP)	$470,318	$410,842

Common shares outstanding	19,501	19,390

Book value per share (most directly comparable GAAP based measure)	$29.33	$26.65
Intangible assets per share	5.21	5.46
Tangible book value per share (non-GAAP)	$24.12	$21.19

Adjusted Net Income (Loss) and Adjusted Diluted Earnings (Loss) Per Share
	Three Months Ended		Nine Months Ended
	September 30 2025	September 30 2024	September 30 2025	September 30 2024
Net income (loss) (most directly comparable GAAP-based measure)	$21,865	$(7,903)	$59,364	$8,366
Plus: Merger-related expenses	—	16,977	2,617	18,784
Plus: Executive retirement expenses	—	4,758	—	4,758
Plus: Provision for credit losses on non-PCD loans	—	15,504	—	15,504
Less: Related tax effect	—	(7,915)	(589)	(8,056)
Adjusted net income (non-GAAP)	$21,865	$21,421	$61,392	$39,356

Weighted average shares - diluted (most directly comparable GAAP-based measure)	19,364	19,226	19,345	13,441
Diluted earnings (loss) per share (most directly comparable GAAP-based measure)	$1.13	$(0.41)	$3.07	$0.62
Weighted average shares - diluted (non-GAAP)	19,364	19,226	19,345	13,441
Diluted earnings per share, adjusted (non-GAAP)	$1.13	$1.11	$3.17	$2.93

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
The simulation analysis results are presented in the table below. At September 30, 2025, the Bank is asset sensitive according to the model as the results of the modeling move in the same direction as rates. Funding costs are modeled to decline slower than prior rate reduction cycles to correspond with the continued general market pressures related to deposits and borrowings. Should those costs come down faster than modeled, improved performance in the rates down scenarios would be expected.

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
The results at September 30, 2025 and December 31, 2024 reflect the impact of the FOMC's interest rate changes in effect at the end of each period. Funding cost, the level of interest rates, infrastructure cost and repricing speed will continue to be a factor in the results of the model. The behavior of the business and retail clients also varies across the rate scenarios, which is reflected in the results for both periods. To improve comparability across periods, the Bank strives to follow best practices related to the assumption setting and maintains the size and mix of the period end balance sheet; thus, the results do not reflect actions management may take through the normal course of business that would impact results.

Net Interest Income			Economic Value
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates (basis points)	September 30, 2025	December 31, 2024	Change in Market Interest Rates (basis points)	September 30, 2025	December 31, 2024
(200)	(4.1)%	(2.5)%	(200)	(16.4)%	(7.9)%
(100)	(1.1)%	(0.5)%	(100)	(5.7)%	(2.1)%
100	1.7%	2.5%	100	3.2%	0.4%
200	3.3%	4.3%	200	4.3%	(0.7)%
Item 4. Controls and Procedures
Based on the evaluation required by Exchange Act Rules 13a-15(b) and 15d-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), at September 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at September 30, 2025.
There were no significant changes made to the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to affect, our internal control over financial reporting during the nine months ended September 30, 2025.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
Information regarding legal proceedings is included in Note 16, Contingencies, to the unaudited Condensed Consolidated Financial Statements under Part I, Item 1, "Financial Statements" and incorporated herein by reference.
Item 1A – Risk Factors
There have been no material changes from the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2025 to July 31, 2025	—	$—	—	497,866
August 1, 2025 to August 31, 2025	896	32.00	896	496,970
September 1, 2025 to September 30, 2025	—	—	—	496,970
Total	896	$32.00	896
On June 23, 2025, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company could repurchase up to 500,000 shares of its outstanding common stock in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act, as amended. When and if appropriate, repurchases may be made in the open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. For the three and nine months ended September 30, 2025, the Company repurchased 896 shares and 3,030, respectively, of its common stock. Common stock available for future repurchase totals 496,970 shares, or 2.5% of the Company's outstanding common stock at September 30, 2025.
Item 3 – Defaults Upon Senior Securities
Not applicable.
Item 4 – Mine Safety Disclosures
Not applicable.
Item 5 – Other Information
During the three months ended September 30, 2025, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as such term is defined in Item 408(c) of Regulation S-K.

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

Date: November 6, 2025