Form 10-K
period 2025-12-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2026-03-12
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $596.2 million. For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant, and all persons beneficially owning more than 5% of the registrant’s common stock.
Number of shares outstanding of the Registrant’s common stock as of March 6, 2026: 19,619,798.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

ORRSTOWN FINANCIAL SERVICES, INC.
FORM 10-K

Glossary of Defined Terms
The following terms may be used throughout this Annual Report on Form 10-K, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
AFS	Available-for-sale
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated teller machine
Bank	Orrstown Bank, the commercial banking subsidiary of Orrstown Financial Services, Inc.
BHC Act	Bank Holding Company Act of 1965
CECL	Current expected credit losses
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CMO	Collateralized mortgage obligation
CRA	Community Reinvestment Act
DCF	Discounted cash flow
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ERM	Enterprise Risk Management
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDM	Financial difficulty modification
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross Domestic Product
GSE	United States government-sponsored enterprise
IEL	Individually evaluated loan
IRC	Internal Revenue Code of 1986, as amended
LHFS	Loans held for sale
MBS	Mortgage-backed securities
MSR	Mortgage servicing right
NIM	Net interest margin
OCI	Other comprehensive income (loss)
OFA	Orrstown Financial Advisors, a division of the Bank that provides investment and brokerage services
OREO	Other real estate owned (foreclosed real estate)
Parent Company	Orrstown Financial Services, Inc., the parent company of Orrstown Bank
PCD loans	Purchased credit deteriorated loans
PCI loans	Purchased credit impaired loans
PPP	Paycheck Protection Program
Repurchase Agreements	Securities sold under agreements to repurchase
ROU	Right of use (leases)
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
TDR	Troubled debt restructuring
U.S.	United States of America
Unless the context otherwise requires, the terms “Orrstown,” “we,” “us,” “our,” and “Company” refer to Orrstown Financial Services, Inc. and its subsidiaries.

PART I
Caution About Forward-Looking Statements
Certain statements appearing herein, which are not historical in nature, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications, from time to time, that contain such statements. Such forward-looking statements reflect the current views of the Company's management with respect to, among other things, future events and the Company's financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “forecast,” “goal,” “target,” “would” and “outlook,” or the negative variations of those words or other comparable words of a future or forward-looking nature. Forward-looking statements are statements that include projections, predictions, expectations, estimates or beliefs about events or results or otherwise are not statements of historical facts, many of which, by their nature, are inherently uncertain and beyond the Company's control, and include, but are not limited to, statements related to new business development, new loan opportunities, growth in the balance sheet and fee-based revenue lines of business, merger and acquisition activity, cost savings initiatives, reducing risk assets, and mitigating losses in the future. Accordingly, the Company cautions you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements and there can be no assurances that the Company will achieve the desired level of new business development and new loans, growth in the balance sheet and fee-based revenue lines of business, successful merger and acquisition activity and cost savings initiatives, and continued reductions in risk assets or mitigate losses in the future. Factors which could cause the actual results to differ from those expressed or implied by the forward-looking statements include, but are not limited to, the following: interest rate changes or volatility; general economic conditions (including inflation and concerns about liquidity) on a national basis or in the local markets in which the Company operates; ineffectiveness of the Company's strategic growth plan due to changes in current or future market conditions; the effects of competition and how it may impact our community banking model, including industry consolidation and development of competing financial products and services; changes in consumer behavior due to changing political, business and economic conditions, or legislative or regulatory initiatives; changes in, and evolving interpretations of, existing and future laws and regulations; changes in credit quality; inability to raise capital, if necessary, under favorable conditions; volatility in the securities markets; the demand for our products and services; deteriorating economic conditions; geopolitical tensions; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; expenses associated with litigation and legal proceedings and other risks and uncertainties. The foregoing list of factors is not exhaustive.
For a description of factors that we believe could cause actual results to differ materially from such forward-looking statements, you should review our Risk Factors discussion in Item 1A, our Critical Accounting Policies section included in Item 7, and Note 24, Contingencies, in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. We encourage readers of this report to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. If one or more events related to these or other risks or uncertainties materialize, or if the Company's underlying assumptions prove to be incorrect, actual results may differ materially from what the Company anticipates. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and the Company does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New risks and uncertainties arise from time to time, and it is not possible for the Company to predict those events or how they may affect it. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements, expressed or implied, included in this Annual Report on Form 10-K are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on the Company's behalf may issue.

ITEM 1 – BUSINESS
Background
Orrstown Financial Services, Inc., a Pennsylvania corporation, is the financial holding company ("FHC") for its wholly-owned subsidiary Orrstown Bank. The Company’s principal executive offices are located at 4750 Lindle Road, Harrisburg, Pennsylvania, 17111. The Parent Company was organized on November 17, 1987 for the purpose of acquiring the Bank and such other banks and bank-related activities as are permitted by law. The Company provides banking and financial advisory services in south central Pennsylvania, principally in Berks, Cumberland, Dauphin, Franklin, Lancaster, Perry and York Counties, Pennsylvania, and in Anne Arundel, Baltimore, Harford, Howard and Washington Counties, Maryland, as well as Baltimore City, Maryland. The Company’s lending area also includes counties in Pennsylvania, Maryland, Delaware, Virginia and West Virginia within a 75-mile radius of the Company's executive and administrative offices as well as the District of Columbia.
Merger
The Company merged with Codorus Valley Bancorp, Inc. ("Codorus Valley") and the Bank merged with its wholly-owned bank subsidiary, PeoplesBank, A Codorus Valley Company, with the Company and the Bank as the surviving entities in the Merger on July 1, 2024 (the "Codorus Valley Merger"). The merger and acquisition method of accounting was used to account for the transaction with the Company as the acquirer. The Company recorded the assets and liabilities of Codorus Valley at their respective fair values as of July 1, 2024. The transaction was valued at $233.4 million and expanded the Bank’s footprint into the York, Pennsylvania market while increasing its market penetration in its existing markets.
Business
The Bank was organized in 1919 as a state-chartered bank. On March 8, 1988, in a bank holding company reorganization transaction, the Parent Company acquired 100% ownership of the Bank.
The Parent Company’s primary activity consists of owning and supervising its subsidiary, the Bank. Day-to-day management is conducted by its officers, who are also Bank officers. The Parent Company has historically derived most of its income through dividends from the Bank. At December 31, 2025, the Company had total assets of $5.5 billion, total deposits of $4.5 billion and total shareholders’ equity of $591.5 million.
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
Human Capital
At December 31, 2025, the Bank had 627 full-time and 25 part-time employees. At December 31, 2025, approximately 67% of our workforce was female and 33% was male. Our average tenure is approximately seven years. The Parent Company has no employees. Its 17 executive officers are employees of the Bank, who represent a mix of newer and more seasoned employees with significant and diverse experience and have an average tenure of 11 years with the Company.
We encourage and support the growth and development of our employees. Continuous learning and career development is advanced through ongoing performance and development conversations with employees, internally created training programs, including development and advancement training offered through our in house training program called Orrstown University, customized corporate training engagements and educational reimbursement and certification programs. Training opportunities are available both online and in-person, and all employees have online access to courses for professional development provided by a third party. We have a Management Associate Program, which had three employees in 2025. This program provides a structured learning experience, which ranges from one to two years, that focuses on the commercial line of business and credit administration, and then progresses into rotations within other lines of business.
Employee evaluations are conducted on at least an annual basis. Those evaluations focus on job performance, achievement of goals and employee and career development. In addition, we monitor employee satisfaction and engagement through periodic employee surveys.

The safety, health and wellness of our employees is a top priority. Through teamwork and the adaptability of our management and staff, our remote work options evolved as many of our employees effectively work a hybrid schedule from our office and remote locations. We continue to highlight the importance of the safety, health and wellness of our employees. We also introduced a number of new initiatives that focus on both physical and mental health. We take every opportunity to provide our employees with the tools and resources to assist them to navigate their work environment in a more positive and thoughtful manner.
We offer competitive compensation to attract and further strengthen employee engagement and encourage retention. Compensation packages include a market-competitive salary, healthcare and retirement benefits, paid time off, and may also include bonuses or sales commissions and short-term and long-term equity incentives.
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
A majority of the Company’s loans are for business purposes. At December 31, 2025, approximately 75% of the loan portfolio was comprised of commercial loans compared to 76% at December 31, 2024.
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

Residential Lending
The Bank originates residential mortgages throughout its various markets referred from retail branches and through a network of mortgage loan officers. Residential mortgages originated by the Bank may be sold to secondary market investors, which include both GSE and non-GSE investors. All mortgages, regardless of being sold or held in the Bank’s portfolio, are generally underwritten to secondary market industry standards for prime mortgages. For loans originated for investment, the Bank requires pricing adjustments commensurate with the risk and the real estate taken as collateral results in the Bank holding a first lien on the property. The loan-to-value ratio requirements of the real estate being taken as collateral varies per the Credit Policy, and may require the borrower to obtain private mortgage insurance. The Bank also, at times, purchases residential mortgage loans to help diversify credit risk in our loan portfolio and to continue meeting the credit needs of the communities in which the Bank operates.
Loan Review
The Company has a loan review policy and program, which is designed to identify and monitor risk, evaluate the adequacy and adherence to internal credit policies and loan administration procedures, verify the quality of loan approval, monitoring and risk assessments, and assess the overall quality of the loan portfolio. The Management ERM Committee, comprised of executive and senior officers and loan department personnel, is charged with the oversight of overall credit quality and risk exposure of the Company's loan portfolio. This includes the monitoring of the lending activities of all Company personnel with respect to underwriting and processing new loans and the timely follow-up and corrective action for loans showing signs of deterioration in quality. A loan review program provides the Company with an independent review of the commercial loan portfolio on an ongoing basis. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as extended delinquencies, bankruptcy, repossession or death of the borrower occurs, which increases the possibility of a credit loss.
Internal loan reviews are completed annually on all commercial relationships with a committed loan balance in excess of $2.0 million. In addition, all commercial relationships greater than $500 thousand rated special mention, substandard, doubtful or loss are reviewed quarterly and corresponding risk ratings are changed or reaffirmed by the Company's Problem Loan Committee, with subsequent reporting to the Management ERM Committee and the Board ERM Committee.
The Bank outsources its independent loan review to a third-party provider, who monitors and evaluates commercial borrowers on a quarterly basis utilizing risk-rating criteria established in the credit policy in order to identify deteriorating trends and detect conditions which might indicate potential problem loans. The results of the third-party loan review are reported quarterly to the Management and Board ERM Committees for review. The loan ratings are a data component evaluated within the qualitative factors of the ACL calculation.
Deposit Products
The Bank offers deposit products to retail, commercial, non-profit and government clients through its retail branch network, its website and commercial team. Product offerings for retail clients include checking accounts, money markets, savings and certificates of deposit. The Bank offers a suite of treasury management solutions for businesses that help them to forecast and manage their cash and receivables. The Bank is committed to advancing digital capabilities for all clients, to ensure scalability and optimization of financial performance within the organizations. A robust treasury management online banking platform allows clients to send and collect money electronically using ACH and wire transfer origination services, deposit checks via mobile or desktop capture, and mitigate fraud through check and ACH positive pay services. Wire transfers may be sent and also received domestically, as well as internationally in most currencies. Online bill-pay services allow check and electronic payments, with same day, next day and future dated payments. Additionally, business clients can automatically move money between Bank accounts using various automated sweep services. Using strategic partnerships, the Bank is able to offer best-in-class lockbox services, armored cash logistic solutions, credit cards, purchasing cards, and merchant card processing services.
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
Investment Services
The Bank renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor, and other fiduciary activities authorized by law under the trade name Orrstown Financial Advisors, or OFA. OFA offers retail brokerage services through a third-party broker/dealer arrangement with Cetera Wealth Services LLC. At December 31, 2025 and 2024, assets under management by OFA totaled $3.1 billion and $3.2 billion, respectively.
Competition
The Bank’s principal market area consists of south central Pennsylvania, the greater Baltimore region, and Washington County, Maryland. The Bank serves a substantial number of depositors in this market area and its contiguous counties. The Bank also competes for loans in counties in Pennsylvania, Maryland, Delaware, Virginia and West Virginia within a 75-mile radius of the Bank's executive and administrative officers as well as the District of Columbia.
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
The Company implements strategic initiatives focused on expanding its core businesses and exploring opportunities for acquisition and divestiture to the extent permitted by its regulators. The Company's management believes its market area will support further growth in the future.
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
Several of the more significant regulatory provisions applicable to BHCs and banks to which the Company and the Bank are subject are discussed below, along with certain regulatory matters concerning the Parent Company and the Bank. To the extent that the following information describes statutory or regulatory provisions, such information is qualified in its entirety by reference to the particular statutes or regulations. Any change in applicable law or regulation may have a material effect on the business and prospects of the Parent Company and the Bank.

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
If the FRB finds that the Parent Company or the Bank are either not well-capitalized or not well-managed, the FRB will notify the Parent Company of its non-compliance, and if the Bank is not well-capitalized, the Parent Company or the Bank must promptly notify the FRB. Until compliance is restored, the FRB has broad discretion to impose appropriate limitations on a FHC’s activities. If compliance is not restored within 180 days, the FRB may ultimately require the FHC to divest its depository institutions or in the alternative, to discontinue or divest any activities that are not permitted for non-FHC bank holding companies.
If the FRB determines that a FHC or its subsidiaries do not satisfy the CRA requirements, the potential restrictions are different. In that case, until all of the subsidiary institutions are restored to at least “satisfactory” CRA rating status, the FHC may not engage, directly or through a subsidiary, in any of the additional financial in nature activities permissible for FHCs under the BHC Act nor make additional acquisitions of companies engaged in such additional activities. However, completed acquisitions and additional activities and affiliations previously begun are left undisturbed, as the BHC Act does not require divestiture for this type of situation.
Federal Deposit Insurance
The FDIC's Deposit Insurance Fund provides insurance coverage for certain deposits, up to a standard maximum deposit insurance amount of $250 thousand per depositor for deposits held in the same right and capacity at an insured depository institution and is funded through assessments on insured depository institutions, based on a methodology designed to take into account the risk each institution poses to the Deposit Insurance Fund. The Bank accepts client deposits that are insured by the Deposit Insurance Fund and, therefore, must pay insurance premiums. The FDIC may increase the Bank’s insurance premiums based on various factors, including changes in the Bank's risk profile. Beginning with the first quarterly assessment period of 2023, the FDIC increased the initial base deposit insurance assessment rate by two basis points, which was intended to increase the Deposit Insurance Fund ("DIF") reserve ratio to the statutory minimum of 1.35%. For 2025 and 2024, the FDIC insurance expense for the Bank was $2.8 million and $2.7 million; respectively.
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
In addition to meeting the minimum capital requirements, under the U.S. Basel III capital rules, the Bank must also exceed a Capital Conservation Buffer of 2.5% over and above the minimum risk-based capital ratio requirements to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management.
At December 31, 2025, the Parent Company's and the Bank’s regulatory capital ratios were above minimum requirements and applicable well-capitalized standards and exceeded the Capital Conservation Buffer requirement.
Bank Acquisitions by Orrstown
BHCs must obtain prior approval of the FRB in connection with any acquisition that results in the BHC owning or controlling 5% or more of any class of voting securities of a bank or another BHC.
Acquisitions of Ownership of Orrstown
Acquisitions of Orrstown's voting stock above certain thresholds are subject to prior regulatory notice or approval under federal banking laws, including the BHC Act and the Change in Bank Control Act of 1978. Under the Change in Bank Control Act, a person or entity generally must provide prior notice to, and receive the non-objection of, the FRB before acquiring the power to vote 10% or more of our outstanding common stock. Investors should be aware of these requirements when acquiring shares in the Company's stock.
Consumer Protection Regulation
The Company and the Bank are subject to federal and state laws designed to protect consumers and prohibit unfair, deceptive or abusive business practices, including the Equal Credit Opportunity Act, Fair Housing Act, Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), the Gramm-Leach-Bliley Act (“GLBA”), the Truth in Lending Act (“TILA”), the CRA, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with clients when taking deposits, making loans, collecting loans, and providing other services. Further, the CFPB also has a broad mandate to prohibit unfair, deceptive or abusive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The FRB examines the Bank for compliance with CFPB rules and enforces CFPB rules with respect to the Bank.

The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan, and allows borrowers to assert violations of certain provisions of TILA as a defense to foreclosure proceedings. Additionally, the CFPB’s qualified mortgage rule requires creditors, such as the Bank, to make a reasonable, good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling prior to making the loan. The Economic Growth, Regulatory Relief, and Consumer Protection Act included provisions that ease certain requirements related to mortgage transactions for certain institutions with less than $10 billion in total consolidated assets.
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
A bank holding company and a state member bank are required to notify the FRB within 36 hours of a computer security incident that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its client base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector.
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
Leaders of the federal banking agencies had indicated their support for modernizing the CRA regulatory framework to address changing delivery systems and consumer preferences, and on October 24, 2023, the agencies jointly issued a final rule to strengthen and modernize the CRA regulations by maintaining the existing CRA ratings, but modifying the evaluation framework to replace the existing tests generally applicable to banks with at least $2.0 billion in total assets (e.g., the lending, investment and service tests) with four new tests and associated performance metrics. The October 2023 final rule updated the CRA regulations with the goals of expanding access to credit, investment, and basic banking services in low- and moderate-

income communities, adapting to changes in the banking industry, including the expanded role of mobile and online banking, and providing greater clarity and consistency. On July 16, 2025, the FRB Board, FDIC and the OCC issued a joint notice of proposed rulemaking to rescind the October 2023 final rule and reinstate the CRA framework that existed prior to the October 2023 final rule. The Bank’s most recent performance evaluation was conducted using the CRA framework that existed prior to the October 2023 final rule.
Anti-Money Laundering
The Bank Secrecy Act ("BSA"), the USA PATRIOT Act and the Anti-Money Laundering Act of 2020 (“AMLA”) contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The Bank Secrecy Act, as amended by the PATRIOT Act, requires depository institutions and their holding companies to undertake activities including maintaining an anti-money laundering program, verifying the identity of clients, verifying the identity of certain beneficial owners for legal entity clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies.
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
The Bank is subject to the Bank Secrecy Act and, therefore, is required to maintain an effective, risk-based anti-money laundering ("AML") and countering the financing of terrorism within the CFT program. Our program includes internal policies, procedures and controls; designation of a qualified BSA/AML Officer; ongoing employee training and independent testing to ensure compliance. The Bank has implemented policies, procedures, and internal controls that are designed to comply with these anti-money laundering requirements. The program is tailored to our risk profile and incorporates the AML/CFT National Priorities issued by the U.S. Department of the Treasury. Our Board of Directors oversees the AML/CFT program and receives regular reports on risk assessments, audit results and, when applicable, remediation efforts.
We recognize that bank regulators place significant emphasis on AML compliance, and when reviewing for merger, acquisitions and other transactions, to consider the effectiveness of the AML activities of the applicant. Accordingly, we continuously monitor our program and make enhancements as necessary to address emerging risks, regulatory changes, and technological developments and ensure that our controls remain effective and aligned with industry best practices.
Office of Foreign Assets Control Regulation
The Office of Foreign Assets Control ("OFAC") administers and enforces economic and trade sanctions that affect transactions with designated foreign countries, entities, and individuals, as authorized by various laws and Executive Orders. OFAC-administered sanctions take many different forms. For example, sanctions may include: (1) restrictions on trade with or investment in a sanctioned jurisdictions, including prohibitions against direct or indirect imports and exports to a sanctioned country and prohibitions on U.S. persons engaging in financial transactions relating to, making investments in, or providing investment-related advice or assistance to, a sanctioned party; and (2) a blocking of assets in which the government or “specially designated nationals” of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction, including property in the possession or control of U.S. persons. OFAC also publishes lists of persons, organizations, and countries suspected of aiding, harboring, or engaging in terrorist acts, narcotics trafficking and other illicit activities known as the Specially Designated Nationals and Blocked Persons ("SDN") List. Blocked assets, such as property and bank deposits, cannot be paid out, withdrawn, or transferred in any manner without a license from OFAC. Failure to comply with OFAC regulations can result in significant civil and criminal penalties.
Transaction Account Reserves
FRB regulations require depository institutions to maintain cash reserves against specified deposit liabilities. The dollar amount of a depository institution's reserve requirement is determined by applying the reserve ratios specified in Regulation D to an institution's transaction accounts (primarily NOW and regular checking accounts). Effective January 1, 2025, the FRB established a new reserve requirement exemption amount and low reserve tranche, but did not elevate the current reserve percentage from zero for depository institutions.

Nasdaq Stock Market
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
Our operations are sensitive to general business and economic conditions in the U.S. The economy in the U.S. and globally has experienced volatility in recent years and may continue to experience such volatility for the foreseeable future. Unfavorable or uncertain economic conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability of or increases in the cost of credit and capital; increases in inflation or interest rates; uncertainties regarding fiscal and monetary policies; the timing and impact of changing governmental policies, including changes in guidance and interpretation by regulatory authorities; changes in trade policies by the U.S. or other countries; supply chain disruptions; consumer spending; employment levels; labor shortages; challenging labor market conditions; wage stagnation; federal government shutdowns; energy prices; home prices; commercial property values; bankruptcies and a default by a significant market participant or class of counterparties; natural disasters; climate change; epidemics; future pandemics; terrorist attacks; acts of war; or a combination of these or other factors.
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
The ACL is recorded as a reduction to loans and leases and the reserve for unfunded lending commitments is included in other liabilities on the consolidated balance sheets. While we believe that our ACL as of December 31, 2025 was sufficient to cover losses in the loan and lease portfolio on that date, we may need to increase our provision for credit losses in future periods due to changes in the risk characteristics of the loan and lease portfolio, thereby negatively impacting our results of operations.
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
If our assessment of and expectations concerning the above-mentioned factors differ from actual developments, we may be required to increase our ACL, which could have an adverse effect on our financial condition, results of operations and our regulatory capital. In addition, our regulators, as an integral part of their examination process, periodically review the ACL and may require us to increase the ACL by recognizing additional provisions for credit losses charged to income, or to charge-off loans, which, net of any recoveries, would decrease the ACL on loans. Any such additional provisions for credit losses or charge-offs could have a material adverse effect on our financial condition and results of operations.
Commercial real estate lending may expose us to a greater risk of loss and impact our earnings and profitability.
Our business strategy includes making loans secured by commercial real estate. These types of loans generally have higher risk-adjusted returns and shorter maturities than other loans. Loans secured by commercial real estate properties are generally for larger amounts and may involve a greater degree of risk than other loans. Payments on loans secured by these properties are often dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties and the businesses that operate within them. Accordingly, repayment of these loans is subject to conditions in the real estate market or the local economy. Additionally, the advent of remote work on a hybrid or full-time basis has had a potentially long-term negative impact on certain commercial real estate assets due to the risk that tenants may reduce the office space they lease. In challenging economic conditions and as a result of changing demand for office space, these loans represent higher risk and could result in internal risk rating downgrades and an increase in our total net charge-offs, requiring us to increase our ACL, which could have a material adverse effect on our financial condition or results of operations. While we seek to minimize these risks in a variety of ways, there can be no assurance that these measures will protect against credit-related losses.
Our loan portfolio has a significant concentration in commercial real estate loans.
Our loan portfolio includes a large amount of commercial real estate loans. The federal banking agencies have promulgated guidance governing banks with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development and other land represent 100% or more of total risk-based capital or (ii) total commercial real estate loans represent 300% or more of total risk-based capital and that bank’s commercial real estate loan portfolio has increased 50% or more during the prior thirty-six months. Owner-occupied commercial real estate loans are excluded from this second category. If a bank is deemed to have a concentration in commercial real estate loans, it will be required to employ heightened risk management practices that address board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing and maintenance of increased capital levels as needed to support the level of commercial real estate lending. At December 31, 2025, the Bank’s construction, land development and other land balances were 41% of total risk-based capital, commercial real estate loans were 296% of total risk-based capital and the Bank’s commercial real estate loan portfolio had increased by 87% during the prior thirty-six months, which was partially impacted by the acquired loans from the Merger. In addition, the Bank's office space portfolio was 59% of total risk-based capital at December 31, 2025. The Bank believes it has taken the appropriate steps to implement appropriate risk management practices, which are subject to regulatory examination, including enhanced market analysis, stress testing and sensitivity analysis. If our regulators conclude that we have not implemented appropriate risk management practices, it could adversely affect our business, and could result in the requirement to maintain increased capital levels or restrict our ability to originate new loans secured by commercial real estate. We can provide no assurance that capital would be available, or available on terms favorable to us, at that time.
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
On September 30, 2025, the Company redeemed its $32.5 million outstanding 6.0% fixed-to-floating rate subordinated notes due December 30, 2028. At redemption, the variable interest rate of three-month CME term SOFR rate, plus a spread adjustment of 0.26161% and a margin of 3.16%, on the subordinated debt was 7.72%. During the year ended December 31, 2025 and 2024, amortization expense of the debt issuance costs totaled $335 thousand and $81 thousand, respectively.

In the Merger, the Company assumed Codorus Valley's unsecured subordinated notes that were issued in December 2020 in the amount of $31.0 million, which may be redeemed, in whole or in part, in a principal amount with integral multiples of $10.0 million, on or after December 9, 2025 and prior to the maturity date at 100% of the principal amount, plus accrued and unpaid interest. The subordinated notes mature on December 9, 2030. The subordinated notes are also redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the note purchase agreements. The subordinated notes had a fixed rate of interest equal to 4.50% until December 30, 2025. After that term, the variable rate of interest is equal to the three-month CME term SOFR rate plus 4.04%, which was 8.06% at December 31, 2025. At the date of the Merger, these subordinated notes were marked to fair value at $28.6 million, with a discount of $2.4 million being amortized and netted against interest expense over the stated maturity.
The trust preferred debt issued through CVB Statutory Trust No. I has a variable rate of three-month CME term SOFR rate, plus a spread adjustment of 0.26161% and a margin of 2.02% through maturity and the trust preferred debt issued through CVB Statutory Trust No. II has a variable rate of three-month CME term SOFR rate, plus a spread adjustment 0.26161% and a margin of 1.54% through maturity. For the year ended December 31, 2025 and 2024, the cost of the trust preferred debt, excluding the fair value mark, was 6.24%. An increase in the interest rate on our subordinated debt and trust preferred debt could have a material adverse effect on our results of operations.
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
Inflation can have an adverse impact on our business and on our customers.
The future rate of inflation and other economic factors remain uncertain, and the FRB may decrease or increase interest rates slower or faster than anticipated. If inflation increases and interest rates rise, the value of our investment securities, particularly those with longer maturities, will decrease, although this effect is less pronounced for floating rate instruments. Prolonged periods of inflation also may impact our profitability by negatively impacting our costs and expenses, including increasing funding costs and expenses related to talent acquisition and retention, and negatively impacting the demand for our products and services. Moreover, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans. Adverse changes in inflation and interest rates could negatively impact consumer and business confidence, and adversely affect the economy as well as our business, results of operations, and financial condition.
Changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely affect our business, financial condition, and results of operations.
There have been significant changes to U.S. trade policies, including tariffs affecting many countries, and there continues to be significant discussion regarding other potential changes to U.S. trade policies, treaties, and tariffs, including the potential for additional tariffs. In addition, retaliatory tariffs have been imposed and additional retaliatory tariffs are likely. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export could cause the prices of our customers’ products to increase, which could reduce demand for such products. Any of these effects could adversely affect the ability of our customers to pay their loans or result in changes to our customers’ borrowing patterns that could have a negative effect on our business and results of operations.
We face significant competition in the financial services industry.
We operate in a highly competitive environment that includes financial and non-financial services firms, including traditional banks, online banks, financial technology companies, and investment management and wealth advisory firms, including commercial banks and trust companies, investment advisory firms, mutual fund companies, and stock brokerage firms. These companies compete on the basis of, among other factors, size, location, quality and type of products and services offered, price, technology, brand recognition, and reputation. Emerging technologies, such as artificial intelligence (including machine learning and generative artificial intelligence) and quantum computing, have the potential to further intensify competition and accelerate disruption in the financial services industry. In recent years, non-financial services firms, such as financial technology companies, have begun to offer services traditionally provided by financial institutions. These firms attempt to use technology and mobile platforms to enhance the ability of companies and individuals to borrow, save and invest money. We may also experience the emerging competition for deposits from tokenized deposits and stablecoins. Many of these non-financial services competitors have fewer regulatory constraints and may have lower cost structures than we do. Our long-term success depends on our ability to develop and execute strategic plans and initiatives; to develop competitive products and technologies; and to attract, retain and develop a highly skilled employee workforce. We may not be as timely or successful in assessing the evolving competitive landscape and developing or introducing new products and services as our competitors. Our business may be negatively impacted if we, or our third-party providers, do not timely develop and apply emerging technologies, or if our initiatives in these areas are deficient or fail. Our, or our third-party providers’, inability, or resistance to timely innovate or adapt operations, products and services to evolving regulatory and market environments, industry standards and consumer preferences could result in service disruptions, harm our business, and adversely affect our results of operations and reputation.
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
The introduction of new products and services can involve significant time and resources, including to obtain regulatory approvals. Substantial risks and uncertainties are associated with the introduction of new products and services, including technical and control requirements that may need to be developed and implemented, rapid technological change in the industry, the significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices and the preparation of marketing, sales and other materials that fully and accurately describe the product or service and its underlying risks. Our failure to manage these risks and uncertainties would also expose us to enhanced risk of operational lapses which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to our clients. Products and services relying on internet and mobile technologies may expose us to fraud and cybersecurity risks. Implementation of certain new technologies, such as those related to artificial intelligence, automation and algorithms, may have unintended consequences due to their limitations, potential manipulation, or our failure to use them effectively. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business and reputation, as well as on our consolidated results of operations and financial condition.
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
Risks Related to Mergers and Acquisitions
Our business may be negatively impacted by risks associated with acquisitions.
We intend to pursue a growth plan consistent with our business strategy, including growth by acquisition, as well as leveraging our existing branch network. Our business may be negatively impacted by certain risks inherent with the acquisition of other companies. Some of these risks include the following:
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
Overdraft fee practices of banks have recently come under increased regulatory scrutiny and been the subject of litigation. This increased scrutiny and litigation have prompted many larger banks to reform their overdraft fee practices or cease charging overdraft fees altogether. Reforming, reducing or eliminating overdraft fees could materially adversely affect our fee income and results of operations. Pending or future legal proceedings, regarding our overdraft fee practice, may result in judgments, settlements, fines, penalties, defense costs, or other results adverse to us, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm to us.
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
Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define “capital” for calculating these ratios. The minimum capital requirements are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The regulations also establish a “capital conservation buffer” of 2.5%, which if complied with will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. If we are unable to meet these capital requirements or these requirements are increased, we could, among other things, be required to maintain higher capital, resulting in lower returns on equity, and we could be required to obtain additional capital or be subject to adverse regulatory actions, including limitations on our ability to pay dividends or repurchase shares.
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
As a participant in the financial services industry, many aspects of our business involve substantial risk of legal liability. From time to time we are named as a defendant or are otherwise involved in various legal proceedings, including regulatory enforcement actions, class actions and other litigation or disputes with third parties. Litigation pending against us, if any, is described in Note 24, Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statement and Supplementary Data," of this Annual Report on Form 10-K. There is no assurance that regulatory enforcement actions or litigation with private parties will not increase in the future. Pending or future legal proceedings against us may result in judgments, settlements, fines, penalties, indemnification costs, defense costs, or other results adverse to us, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm to us.
We are subject to a variety of risks in connection with any sale of loans we may conduct.
We routinely sell newly originated residential mortgage loans and may also sell other loans or loans portfolios. We may make certain representations and warranties to the purchaser concerning the loans sold and the procedures under which those loans have been originated and serviced. If any of these representations and warranties are invalid, we may be required to refund premiums, indemnify the purchaser for any related costs or losses, or it may be required to repurchase part or all of the affected loans. We may also be required to repurchase loans as a result of borrower fraud or in the event of early payment default by the borrower on a loan it has sold. Demand for our loans in the secondary markets could also be affected by these risks, which could lead to a reduction in related business activities.
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
Although we maintain a liquid asset portfolio and have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned, as well as unanticipated, changes in assets, liabilities, and off-balance sheet commitments under various economic conditions, a substantial, unexpected, or prolonged change in the level or cost of liquidity could have a material adverse effect on us. If the cost effectiveness or the availability of supply in these credit markets is reduced for a prolonged period of time, our funding needs may require us to access funding and manage liquidity by other means. These alternatives may include generating client deposits, reliance on brokered deposits or certificates of deposits, extending the maturity of wholesale borrowings, borrowing under certain secured borrowing arrangements, using relationships developed with a variety of fixed income investors, securitizing or selling loans, and further managing loan growth and investment opportunities. These alternative means of funding may result in an increase to the overall cost of funds and may not be available under stressed conditions, which would cause us to liquidate a portion of our liquid asset portfolio to meet any funding needs. In the event additional liquidity is needed, we have access to liquidity from the FHLB, the FRB discount window and other sources.
At December 31, 2025, we have combined borrowing capacity from the FHLB of approximately $1.7 billion. Accessing these sources of liquidity may impose additional borrowing costs on us.
Loss of deposits or a change in deposit mix could increase our cost of funding.
Deposits are a stable source of funding for which costs are typically lower than other financing options. We compete with banks and other financial institutions, in addition to emerging competition from tokenized deposits and stablecoins, for deposits, as well as institutions offering uninsured investment alternatives, including money market funds and Treasury Bill alternatives. Our competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to retain existing deposits or obtain new deposits. Bank failures could negatively impact depositor confidence in us or the banking industry and cause our deposits to decline. Funding costs may increase if we lose deposits and are forced to replace them with more expensive sources of funding, if clients shift their deposits into higher cost products or if we need to raise interest rates to avoid losing deposits. Higher funding costs reduce our net interest margin and net income. Increased deposit competition could materially adversely affect our ability to fund lending operations. As a result, we may need to seek other sources of funds that could increase our cost of funds.
In July 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act ("GENIUS Act") was signed into law. The GENIUS Act created a comprehensive federal regulatory framework for payment stablecoins in the U.S., which could create increased competition with respect to our deposit products, depending on interest from consumers and businesses.
Wholesale funding sources may prove insufficient to replace deposits at maturity and support our operations and future growth.
We must maintain sufficient funds to respond to the needs of depositors and borrowers. To manage liquidity, we draw upon a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These sources may include FHLB advances, proceeds from the sale of investments and loans, and liquidity resources at the holding company. Our ability to manage liquidity will be severely constrained if we are unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable costs. In addition, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, operating margins and profitability would be adversely affected. Turbulence in the capital and credit markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and clients to do business with us. Our ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.
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
We cannot guarantee that our allocation of capital to various alternatives, including share repurchase programs, will enhance long-term shareholder value.
Our business plan calls for us to execute a variety of strategies to allocate and deploy any excess capital including, but not limited to, continued organic balance sheet growth and diversification, implementation of share repurchase programs, and payment of regular cash dividends. If we are unable to effectively and timely deploy capital through these strategies, it may constrain growth in earnings and return on equity and thereby diminish potential growth in shareholder value. On June 20, 2025, our Board of Directors authorized a share repurchase program pursuant to which we may repurchase up to 500,000 shares of our outstanding common stock in accordance with all applicable securities laws and regulations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities.
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
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.

ITEM 1C – CYBERSECURITY
We use, store and process data for and about our customers and employees. We have implemented a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to this data and our systems. We did not experience any cybersecurity incidents in 2025 that materially affected the Company.
Risk Management Oversight and Governance
Under the ultimate direction of our Chief Executive Officer and executive management team, our Information Security Core Committee has primary responsibility for overseeing our management of cybersecurity risks. This committee is chaired by our Chief Information Security Officer, or CISO, who reports directly to our Chief Risk Officer. Other members of the committee include representatives from Information Technology, Operations, Privacy, Compliance, BSA, Audit, Business Continuity, Vendor Management, Human Resources, Physical Security, Unified Fraud, Retail, Wealth Management, Lending, and Enterprise Risk Management.
Our CISO, working with his team and the Information Security Core Committee, has primary responsibility for assessing and managing our cybersecurity threat management program. He has more than 25 years of experience in building and leading information security teams and has worked at a technology start-up and a large, publicly-traded financial institution before joining the Company. His experience as a technology engineer has prepared him to lead a variety of teams, both large and small, design, as well as implement and execute executive cyber and information security controls. He studied Computer Science at the University of Virginia and holds a Certified Information Systems Security Professional ("CISSP") certification.
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
ITEM 2 – PROPERTIES
Our principal executive offices are located at 4750 Lindle Road, Harrisburg, Pennsylvania.
We own or lease other premises for use in conducting our business activities, including bank branches and offices in Cumberland, Dauphin, Franklin, Lancaster, Perry and York Counties, Pennsylvania and Anne Arundel, Baltimore, Harford, Howard, and Washington Counties, Maryland. We believe that the properties currently owned and leased are adequate for present levels of operation. We are constantly evaluating the best and most efficient mix of branch locations to service our clients due to evolving trends in our industry and increased client engagement through digital channels.
At December 31, 2025, the Bank had 38 full-service branches and five limited purpose branches.
ITEM 3 – LEGAL PROCEEDINGS
Information regarding legal proceedings is included in Note 24, Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statement and Supplementary Data."
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Capital Market under the symbol “ORRF.” At the close of business on March 6, 2026, there were 3,015 shareholders of record.
The Board declared cash dividends of $1.06 and $0.86 per common share in 2025 and 2024, respectively. Although the Company cannot guarantee the amount of future dividend payments, the Board understands the importance of the dividend to our shareholders and is committed to paying regular cash dividends; however, there can be no assurance as to future dividends because they are dependent on our future earnings, capital requirements and financial condition. Restrictions on the payment of dividends are discussed in Note 17, Shareholders' Equity and Regulatory Capital, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data." On January 27, 2026, the Board declared a cash dividend of $0.30 per common share, which was paid on February 17, 2026, to shareholders of record as of February 10, 2026.
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding the Company's equity compensation plans is included in Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2025 to October 31, 2025	5,300	$32.01	5,300	491,670
November 1, 2025 to November 30, 2025		—	—	491,670
December 1, 2025 to December 31, 2025	—	—	—	491,670
Total	5,300	$32.01	5,300
On June 20, 2025, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company could repurchase up to 500,000 shares of its outstanding common stock in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act, as amended. When and if appropriate, repurchases may be made in the open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. For the year ended December 31, 2025, the Company repurchased 8,330 shares of its common stock. Common stock available for future repurchase totals 491,670 shares, or 2.5% of the Company's outstanding common stock at December 31, 2025.

PERFORMANCE GRAPH
The performance graph below compares the cumulative total shareholder return on our common stock with other indexes: the S&P U.S. SmallCap Banks index of banks with assets between $1.0 billion and $5.0 billion, the S&P 500 Index, and the NASDAQ Composite index. The graph assumes an investment of $100 on December 31, 2020 and reinvestment of dividends on the date of payment without commissions. Shareholder returns on our common stock are based on trades on the NASDAQ Stock Market. The performance graph represents past performance and should not be considered to be an indication of future performance.

Total Return Performance
300
250
200
150
100
50
Index Value
Orrstown Financial Services, Inc.
S&P U.S. SmallCap Banks Index
S&P 500 Index
NASDAQ Composite Index
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25

	Period Ending
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Orrstown Financial Services, Inc.	100.00	157.49	149.21	197.37	252.02	251.95
S&P U.S. SmallCap Bank Index	100.00	139.21	122.74	123.35	145.82	160.37
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
NASDAQ Composite Index	100.00	122.18	82.43	119.22	154.48	187.14
Source: S&P Global Market Intelligence © 2026
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

ITEM 6 – [RESERVED]
ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of the Company and should be read in conjunction with our Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications. These reclassifications did not have a material impact on the Company's consolidated balance sheets, statements of income or statement of consolidated cash flows.
Overview
The Company, headquartered in Harrisburg, Pennsylvania, is a one-bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiary, the Bank. At December 31, 2025, the Company had total assets of $5.5 billion, total liabilities of $5.0 billion and total shareholders' equity of $591.5 million as reported in the consolidated balance sheets.
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
The Company incurred merger-related expenses of $2.6 million for the year ended December 31, 2025. For the year ended December 31, 2024, the Company incurred merger-related expenses of $22.7 million, a provision for non-PCD loans of $15.5 million, expenses for the retirement of an executive of $4.8 million and a provision for legal settlement of $478 thousand. The merger-related and other non-recurring expenses are included in non-interest expenses in the consolidated statements of income under Part II, Item 8, "Financial Statements and Supplemental Data."
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
These critical accounting estimates are discussed in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2025. Significant accounting policies and any changes in accounting principles and effects of new accounting pronouncements are discussed in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
The ACL for loans collectively evaluated is measured using a lifetime expected loss rate model under the vendor's neutral scenario that considers historical loss performance and past events in addition to forecasts of future economic conditions. The Company elected to use the DCF methodology for the quantitative analysis for the majority of its loan segments, which applies the probability of default to future cash flows, using a loss driver model and loss given default factors, and then adjusts to the net present value to derive the required reserve. The probability of default estimates are derived through the application of reasonable and supportable economic forecasts to the regression models, which incorporates the Company's and peer loss-rate data, unemployment rate and GDP and can be obtained from the Federal Reserve Economic Database. The reasonable and supportable forecasts of the selected economic metrics are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to expected loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The prepayment and curtailment assumptions adjust the contractual terms of the loan to arrive at the expected cash flows. The model incorporates an annualized prepayment rate and a twelve-month rate for curtailment based on a "statistical tendency to repay." Changes in the prepayment and curtailment speeds that vary from the current model inputs could result in inaccurate expected credit losses. The development and validation of credit models also included determining the length of the reasonable and supportable forecast and regression period and utilizing national peer group historical loss rates, which a four-quarter forecast period followed by a four-quarter straight-line reversion period were applied.
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
Economic Climate, Inflation and Interest Rates
Preliminary real GDP increased at a rate of 1.4% on an annualized basis for the fourth quarter of 2025, which was a decrease from 2.3% during the fourth quarter of 2024. The increase during the fourth quarter of 2025 was primarily due to consumer spending despite consumer spending declining compared to the third quarter of 2025 and fourth quarter of 2024. Similarly, the rate during the fourth quarter of 2025 was impacted by the rise in investment, which includes business spending, housing and business inventories; however, the rate of increase had decelerated compared to the aforementioned comparative periods. Key contributors to investment presently are intellectual property and information processing equipment. An offsetting factor influencing the GDP rate was the federal government shutdown.
The personal consumption expenditures ("PCE") price index increased by 2.9% in the fourth quarter of 2025 compared to an increase of 2.4% for the fourth quarter of 2024. Excluding food and energy prices, the PCE price index increased by 2.7% in the fourth quarter of 2025 and in the fourth quarter of 2024.
The national unemployment rate was 4.3% in December 2025 compared to 3.8% in December 2024. Within the Company's geographic footprint, the unemployment rate in Pennsylvania was 3.7% in December 2025 compared to 4.2% in December 2024. The unemployment rate in Maryland increased from 2.7% in December 2024 to 4.2% in December 2025. Despite the increases in both states since December 2024, the unemployment rates in Pennsylvania and Maryland both remain below the national level. These state-wide unemployment rates are consistent with those experienced by the counties in which the Company operates branches and other corporate offices.
Following a 25 basis point increase in July 2023, the Federal Funds rate remained unchanged until September 2024, when the FOMC cut the Federal Funds rate by 50 basis points. The FOMC subsequently implemented additional rate cuts of 25 basis points in December 2024, September 2025, October 2025 and December 2025. These changes were based on the FOMC's assessment of inflation, the unemployment rate and jobs report.
At December 31, 2025, the 10-year Treasury bond yield was 4.14%, a decrease from 4.58% at December 31, 2024. Contributing factors for the decrease include recent FOMC rate cuts, cooling inflationary pressures, geopolitical tensions and economic uncertainties.
On July 4, 2025, H.R. 1, referred to as the One Big Beautiful Bill Act (the "Act"), was enacted into law. The Act includes tax reform provisions, including making permanent certain business tax provisions of the U.S. Tax Cuts and Jobs Act. The provisions of the Act did not have a material impact on our results of operations and financial condition for the year ended December 31, 2025.
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
As the Company’s balance sheet consists primarily of financial instruments, interest income and interest expense are greatly influenced by the level of interest rates and the slope of the yield curve, as well as the mix of assets and funding. The Company has been able to grow its net interest income by $44.5 million from 2024 to 2025, which is attributed to the Merger that was completed on July 1, 2024 and continued success with the balance of loan growth and pricing of interest-earning assets and liabilities. Competition for quality lending opportunities and deposits remains intense, which, together with an inverted yield curve and changing economic environment, will continue to challenge the Company's ability to grow its net interest margin and to manage its overhead expenses.
Results of Operations
Summary
Net income totaled $80.9 million, $22.1 million and $35.7 million for 2025, 2024 and 2023, respectively. Diluted earnings per share totaled $4.18, $1.48 and $3.42 for 2025, 2024 and 2023, respectively. For the year ended December 31, 2025, the Company incurred merger-related expenses of $2.6 million, which were included in non-interest expenses of the consolidated statements of income. Excluding these non-recurring expenses, net income and diluted earnings per share totaled $82.9 million and $4.28, respectively, for the year ended December 31, 2025. Net income was $56.1 million and diluted earnings per share was $3.76 for the year ended December 31, 2024 excluding merger-related expenses of $22.7 million, a provision for non-PCD loans of $15.5 million, expenses for the retirement of an executive of $4.8 million and a provision for legal settlement of $478 thousand. Net income was $36.6 million and diluted earnings per share was $3.51 for the year ended December 31, 2023 excluding $1.1 million of merger-related expenses. The Company recorded a gain of $1.2 million from the sale of the Bank's Path Valley branch during the year ended December 31, 2023. See “Supplemental Reporting of Non-GAAP Measures.”
Net interest income totaled $199.8 million, $155.3 million and $104.9 million for 2025, 2024 and 2023, respectively. The increase in net interest income reflected the deployment of cash into higher yielding commercial loans and investment securities and the impact of the rising interest rates on interest-earning asset yields, partially offset by the impact of an increase in cost of funds and increases in interest-bearing liabilities. In addition, the increases in interest income during 2025 and 2024 reflect the impact of the Merger, including net accretion of purchase accounting marks on loans, investment securities, deposits and borrowings.
The provision for credit losses on loans totaled $126 thousand, $17.4 million and $1.7 million in 2025, 2024 and 2023, respectively. For the year ended December 31, 2024, the provision for credit losses increased primarily due to $15.5 million of reserves on acquired non-PCD loans as a result of the Merger. During the first quarter of 2023, the Company adopted the new accounting standard for CECL, which resulted in the change from the incurred loss model based on historical loss experience to the expected loss model, which reflects the projected credit losses over the expected life of financial assets and commitments.
Noninterest income totaled $52.3 million, $37.4 million and $25.7 million for 2025, 2024 and 2023, respectively. The increase of $14.9 million from 2024 to 2025 was primarily due to an increase in wealth management income of $5.3 million and increases in service charges and interchange income of $5.1 million, partially driven by the Merger, in addition to an increase of $1.5 million in income from life insurance policies and an increase of $1.3 million in swap fees. The remainder of the increase is across several line items and is due primarily to the Merger. The increase in noninterest income of $11.8 million from 2023 to 2024 was primarily due to an increase in wealth management income of $5.0 million and increases in service charges and interchange income of $3.4 million, partially driven by the Merger. The increase in 2024 compared to 2023 was partially offset by the gain of $1.2 million recorded to other income from the sale of the Path Valley branch for the year ended December 31, 2023.
Noninterest expenses totaled $149.4 million, $148.3 million and $83.8 million for 2025, 2024 and 2023, respectively. The increase of $1.1 million from 2024 to 2025 was due to increases across several line items due to the impact from the Merger, partially offset by the decrease of $20.1 million in merger-related expenses. The Company incurred merger-related expenses of $2.6 million for the year ended December 31, 2025. For the year ended December 31, 2024, the Company incurred merger-related expenses of $22.7 million, a provision for non-PCD loans of $15.5 million, expenses for the retirement of an executive of $4.8 million and a provision for legal settlement of $478 thousand, collectively the "non-recurring expenses". The increase of $64.5 million in non-interest expenses from 2023 to 2024 included $43.4 million in the aforementioned non-recurring expenses.
Income tax expense totaled $21.8 million, $5.8 million and $9.4 million for 2025, 2024 and 2023, or an effective tax rate of 21.2%, 20.7% and 20.8% respectively.
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
The FRB influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Starting in March 2022, the FOMC increased the Federal Funds rate by 425 basis points during 2022 and 100 basis points during 2023 as an attempt to combat the impact of inflation, the rising consumer price index, supply chain disruptions, the state of the labor market and geopolitical tensions. Following a 25 basis point increase in July 2023, the Federal Funds rate remained unchanged until September 2024, when the FOMC cut the Federal Funds rate by 50 basis points. The FOMC subsequently implemented additional rate cuts of 25 basis points in December 2024, September 2025, October 2025 and December 2025. These changes were based on the FOMC's assessment of inflation, the unemployment rate and jobs report.
Core deposits are deposits that are stable, lower cost and generally reprice more slowly than other deposits when interest rates change. Core deposits, which exclude certificates of deposit, are typically funds of local clients who also have a borrowing or other relationship with the Bank. The Company is primarily funded by core deposits, including noninterest-bearing demand deposits, which have historically served as a foundational, low-cost source of funds. In addition to the impact of the interest rate environment, the competition for deposits also increased in the latter part of 2022 and continued throughout 2025 with clients utilizing their funds at a higher frequency and additional liquidity was needed to meet the demands of our clients. During that timeframe, clients shifted their deposits to higher-yielding products within the Bank, including time deposits with promotional offerings of up to 18-month terms. From late 2024 to 2025, there has been reduction of these higher yielding promotional balances due to maturities.

The following table presents net interest income, net interest spread and net interest margin on a taxable-equivalent basis for 2025, 2024 and 2023. Taxable-equivalent adjustments are the result of increasing income from tax-exempt loans and investment securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 21% federal corporate tax rate for 2025, 2024 and 2023, reflecting our statutory tax rates for those years.

	2025			2024			2023
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold and interest-bearing bank balances	$135,900	$5,921	4.36%	$150,500	$7,764	5.14%	$40,856	$1,809	4.43%
Taxable securities	792,187	37,668	4.75	564,702	27,361	4.85	396,779	18,031	4.54
Tax-exempt securities (1)	121,251	4,888	4.03	125,521	4,456	3.54	123,686	4,383	3.54
Total investment securities (2)	913,438	42,556	4.66	690,223	31,817	4.60	520,465	22,414	4.31
Loans (1)(3)(4)(5)(6)	3,945,723	257,493	6.53	3,150,425	210,994	6.68	2,239,574	127,107	5.68
Total interest-earning assets	4,995,061	305,970	6.13	3,991,148	250,575	6.26	2,800,895	151,330	5.40
Cash and due from banks	50,068			41,536			29,867
Bank premises and equipment	68,029			39,792			29,442
Other assets	366,718			288,082			167,499
Allowance for credit losses	(48,134)			(39,086)			(28,176)
Total assets	$5,431,742			$4,321,472			$2,999,527
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$2,464,745	$56,258	2.28%	$2,077,038	$51,049	2.45%	$1,525,204	$26,944	1.77%
Savings deposits	267,271	659	0.25	223,183	599	0.27	198,157	585	0.30
Time deposits	923,547	35,421	3.84	732,446	32,586	4.44	338,170	9,981	2.95
Total interest-bearing deposits	3,655,563	92,338	2.53	3,032,667	84,234	2.77	2,061,531	37,510	1.82
Securities sold under agreements to repurchase and federal funds purchased	26,806	402	1.50	17,543	215	1.22	14,111	114	0.80
FHLB advances and other borrowings	156,548	6,310	4.03	120,787	4,945	4.08	123,697	5,350	4.32
Subordinated notes and trust preferred debt	60,790	4,892	8.05	50,397	4,285	8.48	32,058	2,017	6.29
Total interest-bearing liabilities	3,899,707	103,942	2.67	3,221,394	93,679	2.91	2,231,397	44,991	2.02
Noninterest-bearing demand deposits	894,117			625,714			470,349
Other liabilities	90,210			82,084			54,447
Total liabilities	4,884,034			3,929,192			2,756,193
Shareholders’ equity	547,708			392,280			243,334
Total liabilities and shareholders' equity	$5,431,742			$4,321,472			$2,999,527
Taxable-equivalent net interest income / net interest spread		202,028	3.46%		156,896	3.36%		106,339	3.39%
Taxable-equivalent net interest margin			4.04%			3.92%			3.80%
Taxable-equivalent adjustment		(2,236)			(1,642)			(1,433)
Net interest income		$199,792			$155,254			$104,906
Ratio of average interest-earning assets to average interest-bearing liabilities			128%			124%			126%

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balance of investment securities is computed at fair value.
(3)	Average balances include nonaccrual loans.
(4)	Interest income on loans includes prepayment and late fees, where applicable.
(5)	Interest income on loans includes interest recovered of $1.6 million from the payoff of a commercial real estate loan on nonaccrual status for the year ended December 31, 2024.
(6)	Interest income on loans includes accretion on purchase accounting marks of $21.5 million, $15.2 million and $748 thousand for the years ended December 31, 2025, 2024 and 2023, respectively.

The following table presents changes in net interest income on a taxable-equivalent basis between years by rate and volume components:

	2025 Versus 2024 Increase (Decrease) Due to Change in			2024 Versus 2023 Increase (Decrease) Due to Change in
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest Income
Federal funds sold and interest-bearing bank balances	$(751)	$(1,092)	$(1,843)	$4,855	$1,100	$5,955
Taxable securities	11,022	(715)	10,307	7,631	1,699	9,330
Tax-exempt securities	(151)	583	432	65	8	73
Loans	53,105	(6,606)	46,499	51,696	32,191	83,887
Total interest income	63,225	(7,830)	55,395	64,246	34,999	99,245
Interest Expense
Interest-bearing demand deposits	9,499	(4,290)	5,209	9,749	14,356	24,105
Savings deposits	119	(59)	60	74	(59)	14
Time deposits	8,483	(5,648)	2,835	11,637	10,968	22,605
Securities purchases under agreements to repurchase and federal funds purchased	113	74	187	27	74	101
FHLB advances and other borrowings	1,460	(95)	1,365	(126)	(279)	(405)
Subordinated notes and trust preferred debt	881	(274)	607	1,154	1,114	2,268
Total interest expense	20,555	(10,292)	10,263	22,515	26,174	48,688
Taxable-Equivalent Net Interest Income	$42,670	$2,462	$45,132	$41,731	$8,825	$50,557

Note:	The change attributed to volume is calculated by multiplying the average change in average balance by the prior year's average rate. The remainder is attributable to rate.

2025 versus 2024
Net interest income increased by $44.5 million from $155.3 million in 2024 to $199.8 million in 2025. Interest income on loans increased by $46.3 million, from $210.3 million in 2024 to $256.6 million in 2025. Interest income on investment securities increased by $10.3 million, from $30.9 million in 2024 to $41.2 million in 2025. Total interest expense increased by $10.3 million from $93.7 million in 2024 to $103.9 million in 2025. Interest expense on deposits increased by $8.1 million from $84.2 million in 2024 to $92.3 million in 2025, and interest expense on borrowed funds increased by $2.2 million from $9.4 million in 2024 to $11.6 million in 2025.
Net interest income on a taxable-equivalent basis increased by $45.1 million from $156.9 million in 2024 to $202.0 million in 2025. The Company’s net interest spread increased by ten basis points from 3.36% in 2024 to 3.46% in 2025 primarily due to a decrease in cost of funds.
Taxable-equivalent net interest margin increased by 12 basis points to 4.04% in 2025 from 3.92% in 2024. Net interest income benefited from a decrease of 24 basis points in the cost of interest-bearing liabilities from 2.91% in 2024 to 2.67% in 2025, reflecting the impact of deposit rate reductions over that time period and the runoff of higher rate time deposits and money market balances, partially offset by the impact of the accelerated amortization of remaining debt issuance costs from the redemption of subordinated notes. During 2025 and 2024, amortization expense of the debt issuance costs totaled $335 thousand and $81 thousand, respectively. The taxable-equivalent yield on interest-earning assets decreased by 13 basis points to 6.13% in 2025 from 6.26% in 2024, which was primarily due to the decline in the Fed Funds rate since late 2024.
The yield on loans decreased by 15 basis points to 6.53% in 2025 from 6.68% in 2024 primarily due to the decline in market interest rates. Taxable-equivalent interest income earned on loans increased by $46.5 million from $211.0 million in 2024 to $257.5 million in 2025 primarily due to an increase in the average balances, which was partially attributed to the acquired loans from the Merger, and from the accretion recognized on fair value marks to loans.
Average loans increased by $795.3 million from $3.2 billion during 2024 to $3.9 billion during 2025. The average balance of commercial loans increased by $613.3 million from $2.5 billion during 2024 to $3.1 billion during 2025. Average residential mortgage loans increased by $118.1 million from $367.4 million for 2024 to $485.5 million for 2025. Average home equity loans increased by $47.8 million from $247.4 million for 2024 to $295.2 million for 2025. Average installment and other consumer loans increased by $16.1 million from $27.2 million for 2024 to $43.3 million for 2025.
Accretion of purchase accounting adjustments on loans included in interest income was $21.5 million during 2025 compared to $15.2 million in 2024. Accelerated accretion totaled $5.2 million during 2025 compared to $5.4 million during 2024. Prepayment income on commercial loans increased from $1.1 million during 2024 to $1.5 million during 2025. The recognition of interest income previously applied to principal of $1.6 million from the payoff of a commercial real estate loan on nonaccrual status contributed four basis points to the Company's net interest margin during 2024.
Interest income on investment securities on a tax-equivalent basis increased by $10.8 million to $42.6 million for 2025 from $31.8 million for 2024, with the taxable equivalent yield increasing from 4.60% for 2024 to 4.66% for 2025. The increase of six basis points reflects the increase in average balances and the increase in accretion of the discount recorded on investment securities assumed from the Merger, partially offset by a decline in the market interest rates. Average investment securities increased by $223.2 million from $690.2 million in 2024 to $913.4 million during 2025 due to the investment securities assumed from the Merger and purchases during 2025. Investment security purchases totaled $272.3 million, partially offset by sales of $83.8 million during 2025. Accretion on acquired investment securities was $3.2 million in 2025 compared to $1.5 million in 2024.
Interest income on federal funds sold and interest-bearing bank balances on a tax-equivalent basis decreased by $1.8 million to $5.9 million for 2025 from $7.8 million for 2024. The average balance of federal funds sold and interest-bearing bank balances decreased by $14.6 million from $150.5 million for 2024 to $135.9 million for 2025, which was impacted by the decrease in deposits. The FOMC cut the Federal Funds rate by 75 basis points since September 2025.
Interest expense increased by $10.3 million to $103.9 million in 2025 from $93.7 million in 2024; however, the cost of interest-bearing liabilities decreased by 24 basis points from 2.91% in 2024 to 2.67% in 2025, reflecting the impact of deposit rate reductions implemented during 2025 and runoff of higher rate time deposits and money market balances, partially offset by the accelerated amortization of the remaining debt issuance costs from the redemption of subordinated notes. Average interest-bearing liabilities increased by $678.3 million from $3.2 billion in 2024 to $3.9 billion during 2025 primarily due to the impact of the Merger.
Interest expense on deposits increased by $8.1 million from $84.2 million in 2024 to $92.3 million in 2025. The average balance of interest-bearing deposits increased by $622.9 million from $3.0 billion in 2024 to $3.7 billion in 2025. Average interest-bearing demand and money market deposits increased by $387.7 million to $2.5 billion in 2025 compared to $2.1 billion in 2024. Average time deposits increased by $191.1 million to $923.5 million in 2025 from $732.4 million in 2024, which resulted in increased interest expense on time deposits of $8.5 million. Average savings deposits increased by $44.1 million to $267.3 million in 2025 from $223.2 million in 2024. The average cost of time deposits decreased by 60 basis points from 4.44% in 2024 to 3.84% in 2025 due to continued run-off in higher yielding promotional balances and replacement at lower rates. Amortization expense of fair value marks on acquired time deposits was $913 thousand in 2025 compared to $2.1 million in 2024.
Interest expense on borrowings increased by $2.1 million to $11.6 million in 2025 from $9.4 million in 2024 despite the cost of borrowings decreasing by five basis points from 4.08% in 2024 to 4.03% in 2025. Average borrowings increased by $55.4 million from $188.7 million in 2024 to $244.1 million in 2025, which included an increase of $35.8 million in average FHLB advances and other borrowings and an increase of $10.4 million in average subordinated notes and trust preferred debt. The increase in FHLB advances was due to utilization of long-term advances and overnight borrowings 2025 as lending and investing activities increased. The average balance in subordinated notes and trust preferred debt is due to the assumption of subordinated debt of $31.0 million and trust preferred debt of $10.3 million from the Merger, partially offset by the impact from the redemption of Orrstown's subordinated notes on September 30, 2025. During 2025 and 2024, amortization expense of the debt issuance costs totaled $335 thousand and $81 thousand, respectively.

The subordinated notes assumed from the Merger had a fixed rate of interest equal to 4.50% until December 30, 2025. After that term, the variable rate of interest is equal to the three-month CME term SOFR rate plus 4.04%, which was 8.06% at December 31, 2025. The trust preferred debt has a variable rate of three-month CME term SOFR rate plus a spread adjustment and margin. For 2025 and 2024, the average cost of the trust preferred debt, excluding the fair value mark, was 6.24% and 7.08%, respectively. Amortization of fair value marks on acquired borrowings was $607 thousand and $294 thousand in 2025 and 2024, respectively.
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
Interest expense on borrowings increased by $1.9 million to $9.4 million in 2024 from $7.5 million in 2023 despite the cost of borrowings decreasing by 24 basis points from 4.32% in 2023 to 4.08% in 2024. Average borrowings increased by $18.8 million from $169.9 million in 2023 to $188.7 million in 2024, which included $50.4 million in average subordinated notes and trust preferred debt for the year ended December 31, 2024, an increase of $18.3 million, from $32.1 million for the year ended December 31, 2023. This increase is due to the assumption of subordinated debt of $31.0 million and trust preferred debt of $10.3 million from the Merger. The interest rate increased on Orrstown Financial Services, Inc.'s outstanding subordinated notes of $32.5 million, which converted from a fixed rate of 6.00% to a floating rate of 8.78% on December 30, 2023. The interest rate on the Company's subordinated notes at December 31, 2024 was 8.03%. The subordinated notes assumed from the Merger had a fixed rate of interest equal to 4.50% until December 30, 2025. The trust preferred debt issuances have a variable rate of three-month CME term SOFR, plus a spread adjustment and margin. Amortization expense of fair value marks on acquired borrowings was $294 thousand for the year ended December 31, 2024.
Provision for Credit Losses
The ACL to total loan ratio was 1.19%, 1.24% and 1.25% at December 31, 2025, 2024 and 2023, respectively. The Company recorded a provision for credit losses on loans of $126 thousand, $17.4 million and $1.7 million in 2025, 2024 and 2023, respectively. The recoveries of credit losses on unfunded commitments of $100 thousand, $862 thousand and zero were recorded for the years ended December 31, 2025, 2024 and 2023, respectively.
In 2025, the provision for credit losses was based on the increase in loans, primarily within commercial real estate loans, which was offset by decreases in the qualitative factors. During the first quarter of 2025, a qualitative factor was added at a minor level for Other External Factors for all loan classes due to the uncertainty created within the global and domestic markets from changes in U.S. economic policy, including the recently implemented tariffs. During the second quarter of 2025, this qualitative factor was removed for all loan classes as the impact from the changes in U.S. economic policy was then reflected in the macroeconomic conditions within quantitative ACL model. In addition, the Economic Conditions qualitative factor was added at a minor level and the Delinquency and Classified Loan Trends qualitative factor was added at a moderate level for the residential senior liens loan class and the Delinquency and Classified Loan Trends qualitative factor was added at a moderate level for the home equity loan class. The adjustment to the Economic Conditions qualitative factor was based on the prepayment speeds slowing in part due to market interest rates cuts, and the adjustment to Delinquency and Classified Loan Trends was based on recent delinquency volume and downgrades within the aforementioned loan classes. There were no changes to the qualitative factors during the third quarter of 2025. During the fourth quarter of 2025, a qualitative factor was added at a minor level for Delinquency and Classified Loan Trends for the acquisition and development loan class due to the delinquency level and downgrades in risk rating. In addition, the qualitative factor for Concentrations of Credit and Changes in Credit Concentrations was reduced from a moderate to minor level for the non-owner occupied commercial real estate loan class as the concentration level as the percentage of total risk-based capital reduced below the federal banking agencies' guidance level of 300%.
In 2024, the provision for credit losses increased primarily due to $15.5 million of reserves on acquired non-PCD loans, which was partially offset by a reversal of the provision for credit losses for off-balance sheet credit exposures of $862 thousand. The remaining provision expense recorded for the year ended December 31, 2024 was due to commercial loan growth, partially offset by changes to qualitative factors during 2024; specifically, the Economic Conditions qualitative factor was reduced and the Other External Factors qualitative factor is no longer assigned to the impacted loan segments. These changes were based on improved economic factors, as well as concerns subsiding from the prior year about liquidity conditions within the banking industry. The Economic Conditions qualitative factor for the residential mortgage loan segment was removed and there was a decrease in the Collateral Valuation Trends qualitative factor from a moderate to low level in the ACL model for the residential mortgage and installment and other loan segments. These changes were based on the stabilization in real estate collateral valuation, housing demand and overall portfolio performance.

On January 1, 2023, the Company adopted the new accounting standard, referred to as CECL, which transitioned from the incurred loss model based on historical loss experience and economic and market conditions to the expected loss model. The CECL standard reflects expected credit losses over the expected life of the financial assets and commitments, primarily based on the DCF methodology for the majority of the loan segments, which applies the probability of default and loss given default factors to future cash flows, and adjusts to the net present value to derive the required reserve. Macroeconomic conditions are incorporated into the model for unemployment and gross domestic product, in addition to model assumptions for discount rate and prepayment and curtailment speeds. In 2023, the provision for credit losses was driven primarily by increases in commercial loans, excluding SBA PPP loan forgiveness activity, of $118.3 million, in addition to the overall increase in expected loss rates under CECL. During 2023, the Delinquency and Classified Loan Trends qualitative factor was increased for the commercial & industrial and owner-occupied commercial real estate loan classes, which was based on a trend of increases in loans downgraded to the special mention or classified risk rating. All other qualitative factors were unchanged from levels at adoption of CECL.
Net charge-offs totaled $1.1 million in 2025, $3.3 million in 2024 and $581 thousand in 2023. Nonaccrual loans were 0.70% of gross loans at December 31, 2025, compared with 0.61% at December 31, 2024 and 1.11% at December 31, 2023. See further discussion in the “Asset Quality” and “Credit Risk Management” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Noninterest Income
The following table compares noninterest income for 2025, 2024 and 2023.

	2025	2024	2023	$ Change		% Change
				2025-2024	2024-2023	2025-2024	2024-2023

Service charges on deposit accounts	$8,102	$5,327	$3,949	$2,775	$1,378	52.1%	34.9%
Interchange income	6,041	5,259	3,873	782	1,386	14.9	35.8
Other service charges, commissions and fees	3,145	1,566	917	1,579	649	100.8	70.8
Swap fee income	2,991	1,676	1,039	1,315	637	78.5	61.3
Trust and investment management income	14,975	11,501	7,691	3,474	3,810	30.2	49.5
Brokerage income	6,723	4,852	3,649	1,871	1,203	38.6	33.0
Mortgage banking activities	1,805	1,835	591	(30)	1,244	(1.6)	210.5
Income from life insurance	5,402	3,866	2,482	1,536	1,384	39.7	55.8
Other income	2,963	1,304	1,508	1,659	(204)	127.2	(13.5)
Subtotal before securities gains (losses)	52,147	37,186	25,699	14,961	11,487	40.2	44.7
Investment securities gains (losses)	166	249	(47)	(83)	296	(33.3)	629.8
Total noninterest income	$52,313	$37,435	$25,652	$14,878	$11,783	39.7%	45.9%

2025 versus 2024
Noninterest income increased by $14.9 million from 2024 to 2025. The primary driver of the overall increase was the impact of the Merger, which was effective on July 1, 2024. The following were other significant factors in the increase:
•Swap fee income increased by $1.3 million due to higher swap volume.
•In addition to the impact from the Merger, wealth management income, which includes trust and investment management income and brokerage income, increased due to improvement in market performance.
•The increase of $1.5 million in income from life insurance was primarily due to additional policies acquired in the Merger, in addition to death benefits totaling $141 thousand received on a policy during the third quarter of 2025.
•In 2025, there were net gains of $117 thousand from the sales of GSE residential MBS and CMO securities, which combined totaled $78.8 million, and U.S. Treasury securities with principal balances totaling $5.0 million, respectively, and gains of $49 thousand from mark-to-market activity on an equity security. During 2024, there was a gain of $181 thousand from a security redemption and net gains of $68 thousand from mark-to-market activity on an equity security.
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
•Other line items within noninterest income showed fluctuations attributable to normal business operations and the impact of the Merger.
Noninterest Expenses
The following table compares noninterest expenses for 2025, 2024 and 2023.

				$ Change		% Change
	2025	2024	2023	2025-2024	2024-2023	2025-2024	2024-2023
Salaries and employee benefits	$85,171	$76,581	$50,983	$8,590	$25,598	11.2%	50.2%
Occupancy	7,474	5,978	4,342	1,496	1,636	25.0	37.7
Furniture and equipment	9,504	8,592	5,251	912	3,341	10.6	63.6
Data processing	4,297	6,088	4,913	(1,791)	1,175	(29.4)	23.9
Automated teller machine and interchange fees	3,194	2,281	1,252	913	1,029	40.0	82.2
Advertising and bank promotions	2,291	2,587	2,157	(296)	430	(11.4)	19.9
FDIC insurance	2,833	2,677	1,960	156	717	5.8	36.6
Professional services	7,492	4,142	2,905	3,350	1,237	80.9	42.6
Directors' compensation	1,222	783	915	439	(132)	56.1	(14.4)
Taxes other than income	2,639	734	1,050	1,905	(316)	259.5	(30.1)
Intangible asset amortization	9,765	5,742	953	4,023	4,789	70.1	502.5
Merger-related expenses	2,617	22,671	1,059	(20,054)	21,612	(88.5)	2,040.8
Provision for legal settlement	—	478	—	(478)	478	—	(100.0)
Restructuring expenses	91	296	—	(205)	296	(69.3)	(100.0)
Other operating expenses	10,852	8,707	6,103	2,145	2,604	24.6	42.7
Total noninterest expenses	$149,442	$148,337	$83,843	$1,105	$64,494	0.7%	76.9%

2025 versus 2024
Noninterest expenses increased by $1.1 million from 2024 to 2025. The following were other significant factors in the net increase:
•Data processing expense decreased by $1.8 million due to the reduction in core system costs following a system conversion in the fourth quarter of 2024.
•Professional services expense increased by $3.4 million due to higher utilization of consultants and other third-party service providers during 2025 to enhance daily functions and operational processes throughout the organization following the Merger and system conversions.

•Directors' compensation expense increased by $439 thousand due to the addition of one non-employee and new restricted stock awards granted during 2025. Prior grants awarded to the directors vested on the Merger date and the accelerated amortization of the restricted stock awards were included in merger-related expenses in 2024.
•Expenses associated with taxes other than income increased by $1.9 million based on the increase in estimated state shares tax expense after the Merger.
•Intangible asset amortization expense increased by $4.0 million due to the amortization recognized on the core deposit intangible and wealth customer relationship intangible established from the Merger.
•The provision for legal settlement declined because, in 2024, the Company agreed to settle a litigation matter for $478 thousand.
•Merger-related expenses decreased by $20.1 million. The Merger costs incurred during 2025 included software conversion costs and professional fees, including external audit, associated with the conversion. The Company did not incur merger-related expenses during the third and fourth quarters of 2025.
•Restructuring expense of $91 thousand in 2025 was related to the closure of six branch locations during the fourth quarter of 2024.
•Other operating expenses increased by $2.1 million partially due to an increase in credit valuation adjustments on derivatives of $539 thousand. The remaining change is attributed to the impact of the Merger and normal business operations, which included increases of $484 thousand in insurance expenses, $362 thousand in postage charges and $184 thousand in telecommunication expenses.
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

Income tax expense totaled $21.8 million, $5.8 million and $9.4 million for 2025, 2024 and 2023, respectively. The effective tax rate for 2025 was 21.2% compared with 20.7% for 2024 and 20.8% for 2023. The Company’s effective tax rate is greater than the 21% federal statutory rate at December 31, 2025 primarily due to the disallowed portion of interest expense against earnings in association with the Bank's tax-exempt investments under the Tax Equity and Fiscal Responsibility Act of 1982 and an increase in non-deductible expenses. This increase in the effective tax rate was partially offset by the benefit of tax-exempt income, including interest earned on tax-exempt loans and securities and income from life insurance policies and tax credits. For 2024 and 2023, the effective tax rate is less than the 21% federal statutory rate due to tax-exempt income, including interest earned on tax-exempt loans and investment securities and income from life insurance policies and tax credits. The rate in 2025 was impacted by an increase in certain non-deductible expenses and a marginal increase in tax-exempt interest income compared to the significant increase in pre-tax income, so the relative benefit of deductions to taxable income decreased year-over-year. The rate in 2024 was impacted by non-deductible merger-related expenses, which were greater than in 2023. With the rising interest rates, each year was impacted by the portion of interest expense disallowed as a deduction against earnings under the TEFRA and an increase in state taxes as a result of a greater percentage of taxable income earned in a state with a state income tax.
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
The Company has established investment policies and an asset management policy to assist in administering its investment portfolio. Decisions to purchase or sell these securities are based on economic conditions and management’s strategy to respond to changes in interest rates, liquidity, pledges to secure deposits and repurchase agreements and other factors while trying to maximize return on the investments. The Company may segregate its investment security portfolio into three categories: “securities held-to-maturity,” “trading securities” and “securities available-for-sale.” At December 31, 2025, 2024 and 2023, management classified the entire investment securities portfolio as AFS, which is accounted for at current market value with non-credit losses and gains reported in OCI, net of income taxes.
The Company's investment securities portfolio includes debt investments that are subject to varying degrees of credit and market risks, which arise from general market conditions, and factors impacting specific industries, as well as news that may impact specific issues. Management monitors its debt securities, using various indicators in determining whether unrealized losses on debt securities are credit-related and require an ACL. These indicators include the amount of time the security has been in an unrealized loss position, the cause and extent of the unrealized loss and the credit quality of the issuer and underlying assets. In addition, management assesses whether it is likely the Company will have to sell the investment security prior to recovery, or it expects to be able to hold the investment security until the price recovers. The Company determined that the declines in market value were due to increases in interest rates and market movements, and not due to credit factors. The Company does not intend to sell these securities with unrealized losses and it is more likely than not that the Company will not be required to sell them before recovery of their amortized cost basis, which may be maturity. Therefore, the Company has concluded that the unrealized losses on the AFS securities did not require an ACL at December 31, 2025, 2024 and 2023.

The following table summarizes the fair value of AFS securities at December 31, 2025, 2024 and 2023.

	2025	2024	2023
U.S. Treasury	$14,211	$18,063	$17,840
U.S. Government Agencies	1,796	3,053	4,151
States and political subdivisions	202,148	200,028	203,122
GSE residential MBS	234,103	151,548	57,632
GSE commercial MBS	6,171	8,792	4,743
GSE residential CMOs	354,003	324,692	73,102
Non-agency CMOs	59,823	33,284	44,669
Asset-backed	78,250	88,103	108,134
Corporate debt	1,992	1,954	—
Other	243	194	126
Total investment securities	$952,740	$829,711	$513,519
At December 31, 2025, AFS securities totaled $952.7 million, an increase of $123.0 million from $829.7 million at December 31, 2024. During 2025, the Company purchased $272.3 million in investment securities, which included $239.8 million of agency MBS and CMO securities, $31.4 million of non-agency CMOs and $1.1 million of securities issued by state and political subdivisions. This increase was partially offset by paydowns of $84.1 million and sales of $83.8 million, which included $78.8 million of GSE residential MBS and CMO securities and $5.0 million of U.S. Treasury securities. The purchase and sale activity during the period was to redeploy funds into higher yielding assets based on market opportunities as well as to manage balance sheet positioning.
The balance of investment securities included net unrealized losses of $19.4 million at December 31, 2025 compared to net unrealized losses of $35.2 million at December 31, 2024. The decrease of $15.8 million in net unrealized losses was primarily due to lower market rates compared to December 31, 2024. The overall duration of the Company's investment securities portfolio was 4.6 years at December 31, 2025 compared to 4.1 years at December 31, 2024. The Company has sufficient access to liquidity such that management does not believe it would be necessary to sell any of its investment securities at a loss to offset any unexpected deposit outflows. Management believes the structure of the Company's investment security portfolio is appropriately aligned with the rest of the balance sheet to protect against volatile interest rate environments, to provide a source of liquidity and to generate steady earnings.
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
The following table shows the maturities of investment securities at book value at December 31, 2025, and weighted average yields of such investment securities. Yields are shown on a tax equivalent basis, assuming a 21% federal income tax rate.

	Within 1 year	After 1 year but within 5 years	After 5 years but within 10 years	After 10 years	Total
U.S. Treasury securities
Book value	$—	$15,016	$—	$—	$15,016
Yield	—%	1.07%	—%	—%	1.07%
Average maturity (years)	—	2.3	—	—	2.3
U. S. Government Agencies
Book value	$—	$—	$1,746	$—	$1,746
Yield	—%	—%	5.71%	—%	5.71%
Average maturity (years)	—	—	6.0	—	6.0
States and political subdivisions
Book value	$1,106	$19,039	$50,399	$148,288	$218,832
Yield	3.75%	2.78%	3.09%	2.74%	2.83%
Average maturity (years)	0.9	2.8	6.7	17.9	13.9
GSE residential mortgage-backed securities
Book value	$—	$—	$1,288	$232,728	$234,016
Yield	—%	—%	4.83%	4.60%	4.60%
Average maturity (years)	—	—	6.7	23.3	23.2
GSE commercial mortgage-backed securities
Book value	$—	$1,905	$1,924	$2,252	$6,081
Yield	—%	4.89%	4.75%	5.54%	5.09%
Average maturity (years)	—	3.9	5.5	23.8	11.8
GSE residential CMOs
Book value	$—	$—	$4,374	$350,580	$354,954
Yield	—%	—%	3.11%	4.62%	4.60%
Average maturity (years)	—	—	9.4	30.8	30.6
Non-agency CMOs
Book value	$—	$7,606	$—	$53,087	$60,693
Yield	—%	4.43%	—%	5.02%	4.94%
Average maturity (years)	—	3.9	—	30.6	27.2
Asset-backed
Book value	$—	$—	$—	$78,610	$78,610
Yield	—%	—%	—%	5.20%	5.20%
Average maturity (years)	—	—	—	19.4	19.4
Corporate debt
Book value	$—	$1,947	$—	$—	$1,947
Yield	—%	5.38%	—%	—%	5.38%
Average maturity (years)	—	2.3	—	—	2.3
Other
Book value	$—	$—	$—	$243	$243
Yield	—%	—%	—%	—%	—%
Average maturity (years)	—	—	—	—	—
Total
Book value	$1,106	$45,513	$59,731	$865,788	$972,138
Yield	3.75%	2.69%	3.26%	4.37%	4.22%
Average maturity (years)	0.9	2.9	6.8	25.5	23.3
The average maturity is based on the contractual terms of the debt or mortgage-backed securities and does not factor in required repayments or anticipated prepayments. At December 31, 2025, the weighted average estimated life is 27 years for mortgage-backed and CMO securities, and 19 years for asset-backed securities, based on current interest rates and anticipated prepayment speeds. The overall duration of the Company's investment security portfolio is 4.6 years and 4.1 years at December 31, 2025 and 2024, respectively, which is reflective of the duration of the Company's investment security purchases in the latter part of 2025.

The following table summarizes the credit ratings and collateral associated with the Company's AFS investment securities portfolio, excluding equity securities, at December 31, 2025:

Sector	Portfolio Mix	Amortized Book	Fair Value	Credit Enhancement	AAA	AA	A	BBB	BB	NR	Collateral / Guarantee Type
Unsecured ABS	—%	$2,575	$2,484	29%	—%	—%	—%	—%	—%	100%	Unsecured Consumer Debt
Student Loan ABS	—	3,109	3,119	29	—	—	—	—	—	100	Seasoned Student Loans
Federal Family Education Loan ABS	8	72,231	72,013	12	—	47	33	7	13	—	Federal Family Education Loan (1)
PACE Loan ABS	—	1,674	1,538	7	100	—	—	—		—	PACE Loans (2)
Non-Agency RMBS	3	31,049	29,929	52	92	8	—	—		—	Reverse Mortgages (3)
Non-Agency CMBS	3	27,069	27,410	28	—	—	—	—		100
Municipal - General Obligation	10	99,033	92,643		17	77	6	—		—
Municipal - Revenue	12	119,799	109,505		—	82	12	—		6
SBA ReRemic (5)	—	1,595	1,580		—	100	—	—		—	SBA Guarantee (4)
Small Business Administration	—	3,330	3,399		—	100	—	—		—	SBA Guarantee (4)
Agency MBS	25	237,276	237,450		—	100	—	—		—	Residential Mortgages (4)
Agency CMO	37	356,192	355,224		—	100	—	—		—
U.S. Treasury securities	2	15,016	14,211		—	100	—	—		—	U.S. Government Guarantee (4)
Corporate debt	—	1,947	1,992		—	—	51	49		—
	100%	$971,895	$952,497		5%	85%	4%	1%	1%	4%

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
Generally, the Bank is permitted under applicable law to make loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of total capital and excess ACL not included in Tier 2 capital. The Company's policy has established an internal lending limit of $25.0 million to one borrower or a group of borrowers, except for commercial real estate loans, which the Company reduced the internal lending limit to $15.0 million on a per project basis. Credit exposure may be aggregated if loans are under common control or ownership or with common guarantors, for which the internal lending limit is $50.0 million, but not permitted to exceed the regulatory lending limit. These amounts are below the Bank's regulatory lending limit of $86.3 million at December 31, 2025. No borrower had an outstanding exposure exceeding the Bank's legal lending limit at year-end.
The risks associated with lending activities differ among loan segments and classes and are subject to the impact of changes in interest rates, market conditions of collateral securing the loans and general economic conditions. Any of these factors may adversely impact a borrower’s ability to repay loans and also impact the associated collateral. A further discussion on the Company's loan segments and classes, the related risks, ACL and FDM are included in Note 1, Summary of Significant Accounting Policies, and Note 4, Loans and Allowance for Credit Losses, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

The following table presents the loan portfolio, excluding residential LHFS, by segments and classes at December 31 of each of the years set forth below.

	2025	2024	2023	2022	2021
Commercial real estate:
Owner-occupied	$644,713	$633,567	$373,757	$315,770	$238,668
Non-owner occupied	1,260,198	1,160,238	694,638	608,043	551,783
Multi-family	236,703	274,135	150,675	138,832	93,255
Non-owner occupied residential	155,749	179,512	95,040	104,604	106,112
Acquisition and development:
1-4 family residential construction	41,489	47,432	24,516	25,068	12,279
Commercial and land development	198,234	241,424	115,249	158,308	93,925
Agricultural	121,417	125,156	26,847	25,990	26,026
Commercial and industrial	489,371	451,384	340,238	331,784	459,702
Municipal	25,302	30,044	9,812	12,173	14,989
Residential mortgage:
First lien	478,870	460,297	266,239	229,849	198,831
Home equity – term	5,972	5,988	5,078	5,505	6,081
Home equity – lines of credit	321,438	303,561	186,450	183,241	160,705
Other - term	22,906	—	—	—	—
Installment and other loans	18,331	18,476	9,774	12,065	17,630
Total loans	$4,020,693	$3,931,214	$2,298,313	$2,151,232	$1,979,986
(1) Other - term includes property assessed clean energy ("PACE") loans with unearned income of $505 thousand at December 31, 2025.

Total loans increased by $89.5 million to $4.0 billion at December 31, 2025 from $3.9 billion at December 31, 2024. Residential mortgages increased by $59.3 million and commercial loans increased by $30.3 million from December 31, 2024 to December 31, 2025. The increase in residential mortgages included $6.3 million in CRA-related mortgages during the year ended December 31, 2025. The Company purchased property assessed clean energy ("PACE") loans during the second quarter of 2025, which has a balance of $22.9 million at December 31, 2025.
The loan portfolio at December 31, 2024 increased by $1.6 billion to $3.9 billion from $2.3 billion at December 31, 2023. The increase is due to $1.6 billion in loans acquired in the Merger and continued portfolio growth in the commercial loan segment and residential mortgage segment during 2024. During December 2024, the Company sold acquired loans from the Merger with an unpaid principal balance totaling $6.0 million, inclusive of loans on nonaccrual status totaling $2.6 million. The Company recorded charge offs related to the loan sale of $595 thousand, but also recognized accretion of $1.1 million on the associated loan marks in interest income.

In addition to monitoring the loan portfolio by loan class as noted above, the Company also monitors concentrations by segment. The Bank’s lending policy reports segment concentrations that exceed 20% of the Bank’s total risk-based capital ("RBC"). The following segments met this criterion at December 31, 2025:

	Balance	% of Total Loans	% of Total RBC
Office Space	$344,091	8.6%	58.5%
1-4 Family Rentals	155,749	3.9	26.5
Hotels & Motels (including Bed & Breakfast)	185,520	4.6	31.5
Loans Outside of Market Area	174,063	4.3	29.6
Multi-Family	236,703	5.9	40.3
Purchased Participation	165,980	4.1	28.2
Agricultural	121,417	3.0	20.6
Senior Housing and Care	163,188	4.1	27.8
Strip Centers (Retail)	252,949	6.3	43.0
Warehouse	173,046	4.3	29.4
Management regularly analyzes the commercial real estate portfolio, which includes the review of occupancy, cash flows, expenses and expiring leases, as well as the location of the real estate. At December 31, 2025, the Company had $344.1 million in loans related to office space. Management believes that the office space portfolio is well-diversified and includes only limited exposure to properties located in major metropolitan markets. The Company does not have any material exposure to office space in the District of Columbia area. In addition, the Company does not have any material exposure to government contractors.
The following table presents expected maturities of loan classes by fixed rate or adjustable-rate categories at December 31, 2025:

	Due In
	One Year or Less	One Year Through Five Years	Five Years Through 15 Years	After 15 Years	Total	% of Total
Commercial real estate:
Owner occupied
Fixed rate	$35,685	$138,789	$73,708	$7,623	$255,805	40%
Adjustable and floating rate	21,677	78,945	277,052	11,234	388,908	60%
	57,362	217,734	350,760	18,857	644,713	100%
Non-owner occupied
Fixed rate	75,875	113,010	127,206	—	316,091	25%
Adjustable and floating rate	19,690	274,684	649,733	—	944,107	75%
	95,565	387,694	776,939	—	1,260,198	100%
Multi-family
Fixed rate	4,436	34,673	9,846	59	49,014	21%
Adjustable and floating rate	26,302	79,144	79,976	2,267	187,689	79%
	30,738	113,817	89,822	2,326	236,703	100%
Non-owner occupied residential
Fixed rate	11,409	39,018	5,775	989	57,191	37%
Adjustable and floating rate	2,590	18,490	76,596	882	98,558	63%
	13,999	57,508	82,371	1,871	155,749	100%
(continued)

	Due In
	One Year or Less	One Year Through Five Years	Five Years Through 15 Years	After 15 Years	Total	% of Total
Acquisition and development:
1-4 family residential construction
Fixed rate	11,989	444	—	884	13,317	32%
Adjustable and floating rate	21,042	6,528	602	—	28,172	68%
	33,031	6,972	602	884	41,489	100%
Commercial and land development
Fixed rate	7,939	14,696	6,714	106	29,455	15%
Adjustable and floating rate	36,425	85,154	45,200	2,000	168,779	85%
	44,364	99,850	51,914	2,106	198,234	100%
Agricultural
Fixed rate	18,218	44,991	7,626	308	71,143	59%
Adjustable and floating rate	17,328	7,780	22,380	2,786	50,274	41%
	35,546	52,771	30,006	3,094	121,417	100%
Commercial and industrial
Fixed rate	9,292	118,272	31,389	562	159,515	33%
Adjustable and floating rate	167,028	65,975	96,708	145	329,856	67%
	176,320	184,247	128,097	707	489,371	100%
Municipal
Fixed rate	783	55	14,121	3,943	18,902	75%
Adjustable and floating rate	—	—	4,740	1,660	6,400	25%
	783	55	18,861	5,603	25,302	100%
Residential mortgage:
First lien
Fixed rate	162	5,132	27,862	206,831	239,987	50%
Adjustable and floating rate	65	1,839	15,445	221,534	238,883	50%
	227	6,971	43,307	428,365	478,870	100%
Home equity - term
Fixed rate	8	1,442	2,388	1,222	5,060	85%
Adjustable and floating rate	—	91	520	301	912	15%
	8	1,533	2,908	1,523	5,972	100%
Home equity - lines of credit
Fixed rate	723	10,117	61,386	15,550	87,776	27%
Adjustable and floating rate	64,475	378	2,045	166,764	233,662	73%
	65,198	10,495	63,431	182,314	321,438	100%
(continued)

	Due In
	One Year or Less	One Year Through Five Years	Five Years Through 15 Years	After 15 Years	Total	% of Total
Other - term
Fixed rate	—	—	1,983	20,923	22,906	100%
Adjustable and floating rate	—	—	—	—	—	—%
	—	—	1,983	20,923	22,906	100%
Installment and other loans
Fixed rate	218	4,566	567	1	5,352	29%
Adjustable and floating rate	6,466	98	6,415	—	12,979	71%
	6,684	4,664	6,982	1	18,331	100%
	$559,825	$1,144,311	$1,647,983	$668,574	$4,020,693
The final maturity is used in the determination of maturity of acquisition and development loans that convert from construction-to-permanent status. Variable rate loans shown above include fixed-to-floating interest rate loans that contractually will adjust with prime or another variable rate index after the interest lock period.
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

The following table presents the Company’s risk elements and relevant asset quality ratios at December 31 of each of the years set forth below:

	2025	2024	2023	2022	2021
Nonaccrual loans	$28,031	$24,111	$25,527	$20,583	$6,449
OREO	—	138	—	—	—
Total nonperforming assets	28,031	24,249	25,527	20,583	6,449
FDM / TDR still accruing	1,253	4,897	9	682	804
Loans past due 90 days or more and still accruing (1)	1,040	641	66	439	1,201
Total nonperforming and other risk assets	$30,324	$29,787	$25,602	$21,704	$8,454

Loans still accruing and 30-89 days past due	$19,069	$35,393	$8,111	$7,311	$5,925
Asset quality ratios:
Total nonperforming loans to total loans	0.70%	0.61%	1.11%	0.96%	0.33%
Total nonperforming assets to total assets	0.51%	0.45%	0.83%	0.70%	0.23%
Total nonperforming assets to total loans and OREO	0.70%	0.62%	1.11%	0.96%	0.33%
Total risk assets to total loans and OREO	0.75%	0.76%	1.11%	1.01%	0.43%
Total risk assets to total assets	0.55%	0.55%	0.84%	0.74%	0.30%
ACL to total loans	1.19%	1.24%	1.25%	1.17%	1.07%
ACL to nonperforming loans	170.10%	201.94%	112.44%	122.32%	328.42%
ACL to nonperforming loans and FDMs / TDRs still accruing	162.82%	167.85%	112.40%	118.40%	292.02%
Net charge-offs (recoveries) to total average loans	0.03%	0.11%	0.03%	0.01%	—%
(1) Includes zero, zero, zero, $307 thousand and $214 thousand, respectively, of PCI loans at December 31, 2025, 2024, 2023, 2022 and 2021 in accordance with ASU 310-30. Upon adoption of the CECL standard on January 1, 2023, PCD loans were evaluated on an individual loan level and reported on an individual loan basis under ASU 310-20, Nonrefundable Fees and Other Assets. As of December 31, 2021, there was one loan for $891 thousand, which was in the process of collection and guaranteed by the SBA, and was subsequently collected during the first quarter of 2022.
Nonperforming assets include nonaccrual loans and foreclosed real estate. Risk assets, which include nonperforming assets, FDMs still accruing and loans past due 90 days or more and still accruing, totaled $30.3 million at December 31, 2025, an increase of $537 thousand from $29.8 million at December 31, 2024. Nonaccrual loans increased by $3.9 million from $24.1 million at December 31, 2024 to $28.0 million at December 31, 2025. The increase in nonaccrual loans was due to additions to nonaccrual status of $17.7 million of loans primarily consisting of $11.9 million in commercial loans, $3.5 million in residential mortgages and $2.3 million in consumer loans. This increase was partially offset by repayments totaling $12.0 million and gross charge offs of $1.8 million.
At December 31, 2025, the Company had loan modifications meeting the FDM criteria under ASU 2022-02 totaling $6.3 million compared to $9.3 million at December 31, 2024. The FDM balance included $5.5 million in new loan modifications during 2025, partially offset by a partial charge-off of $132 thousand and the remaining change in FDM due to repayments. There were $5.0 million in FDM loans in nonaccrual status at December 31, 2025, including one relationship totaling $4.6 million, compared to $4.6 million at December 31, 2024.

The following table presents the amortized cost basis of nonaccrual loans, according to loan class, with and without reserves on individually evaluated loans at December 31, 2025 and 2024. At December 31, 2025, there was a specific reserve of $2 thousand on nonaccrual loans, excluding the ACL recorded on acquired PCD loans from the Merger, compared to $7 thousand at December 31, 2024.

	December 31, 2025				December 31, 2024
	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing
Commercial real estate:
Owner-occupied	$227	$4,901	$5,128	$68	$232	$4,046	$4,278	$—
Non-owner occupied	—	445	445	—	—	1,466	1,466	—
Multi-family	133	—	133	—	—	721	721	237
Non-owner occupied residential	—	455	455	—	—	175	175	—
Acquisition and development:
1-4 family residential construction	—	—	—	—	—	—	—	—
Commercial and land development	3,005	5,239	8,244	—	3,282	376	3,658	—
Agricultural	—	9	9	—	—	797	797	—
Commercial and industrial	1,197	2,663	3,860	—	2,822	2,678	5,500	113
Municipal	—	—	—	—	—	—	—	—
Residential mortgage:
First lien	—	6,100	6,100	431	—	5,077	5,077	243
Home equity – term	—	182	182	—	36	34	70	18
Home equity – lines of credit	—	3,473	3,473	190	—	2,344	2,344	30
Other - term	—	—	—	346	—	—	—	—
Installment and other loans	2	—	2	5	15	10	25	—
Total	$4,564	$23,467	$28,031	$1,040	$6,387	$17,724	$24,111	$641

The following table presents our exposure to relationships that are individually evaluated and the partial charge-offs taken to date and specific reserves established on those relationships at December 31, 2025 and 2024:

	# of Relationships	Recorded Investment	Partial Charge-offs to Date	Specific Reserves
December 31, 2025
Relationships greater than $1 million	4	$10,573	$471	$2,173
Relationships greater than $500 thousand but less than $1 million	9	6,601	518	832
Relationships greater than $250 thousand but less than $500 thousand	10	3,371	—	—
Relationships less than $250 thousand	124	7,645	539	127
	147	$28,190	$1,528	$3,132
December 31, 2024
Relationships greater than $1 million	5	$10,210	$828	$177
Relationships greater than $500 thousand but less than $1 million	6	4,925	313	2,173
Relationships greater than $250 thousand but less than $500 thousand	9	2,887	—	155
Relationships less than $250 thousand	121	6,256	431	1,439
	141	$24,278	$1,572	$3,944
The Company takes partial charge-offs on collateral-dependent loans when carrying value exceeds estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. Specific reserves remain in place if updated appraisals are pending, and represent management’s estimate of potential loss.

Internal loan reviews are completed annually on all commercial relationships with a committed loan balance in excess of $2.0 million, which includes confirmation of risk rating by an independent credit officer. In addition, all commercial relationships greater than $500 thousand rated special mention, substandard, doubtful or loss are reviewed quarterly and corresponding risk ratings are reaffirmed by the Company's Problem Loan Committee, with subsequent reporting to the Management ERM Committee and the Board ERM Committee.
In its individually evaluated loan analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any reserves that may be needed. The determination of the Company’s charge-offs or specific reserve include an evaluation of the outstanding loan balance and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships at December 31, 2025. However, over time, additional information may result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
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
Special mention loans increased by $16.6 million from $91.7 million at December 31, 2024 to $108.3 million at December 31, 2025 primarily due to net downgrades of $57.3 million. This increase was partially offset by repayments of $40.7 million. Classified loans totaled $58.4 million at December 31, 2025, or 1.5% of total loans outstanding, compared to $88.6 million, or 2.3% of total loans outstanding, at December 31, 2024.
Non-IEL substandard loans are performing loans, which have characteristics that cause management concern over the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming, or individually evaluated, loans in the future. Generally, management feels that substandard loans that are currently performing and not considered individually evaluated result in some doubt as to the borrower’s ability to continue to perform under the terms of the loan, and represent potential problem loans. Non-IEL substandard loans totaled $30.2 million at December 31, 2025, a decrease of $34.2 million compared to $64.4 million at December 31, 2024 due primarily to repayments of $23.4 million and net upgrades of $10.8 million. The Substandard-IEL category increased by $3.9 million from $24.3 million at December 31, 2024 to $28.2 million at December 31, 2025 due to net downgrades of $7.1 million, partially offset by charge-offs of $1.7 million and the remaining amount due to repayments.

The following table summarizes asset quality ratios for years ended December 31, 2025, 2024, 2023, 2022 and 2021.

	2025	2024	2023	2022	2021
Provision for credit losses to net charge-offs	11%	521%	290%	2,568%	1,787%
ACL to total loans ratio	1.19%	1.24%	1.25%	1.17%	1.07%
The following table details net charge-offs (recoveries) to average loans outstanding, excluding LHFS, by loan category for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Commercial real estate:
Net charge-offs (recoveries)	$321	$606	$(98)
Average loans for the year	$2,253,159	$1,751,519	$1,233,720
Net charge-offs (recoveries)/average loans	0.01%	0.03%	(0.01)%
Acquisition and development:
Net recoveries	(2)	(16)	(5)
Average loans for the year	245,261	225,091	172,239
Net recoveries/average loans	—%	(0.01)%	—%
Agricultural
Net charge-offs	31	37	—
Average loans for the year	124,751	78,272	26,285
Net charge-offs/average loans	0.02%	0.05%	—%
Commercial and industrial:
Net charge-offs	163	2,593	650
Average loans for the year	478,062	405,235	345,643
Net charge-offs/average loans	0.03%	0.64%	0.19%
Municipal:
Net charge-offs (recoveries)	—	—	—
Average loans for the year	28,346	20,348	10,857
Net charge-offs (recoveries)/average loans	—%	—%	—%
Residential mortgage:
Net (recoveries) charge-offs	(29)	(15)	(95)
Average loans for the year	805,839	662,994	432,108
Net (recoveries) charge-offs /average loans	—%	—%	(0.02)%
Installment and other loans:
Net charge-offs	650	136	129
Average loans for the year	17,003	14,413	10,808
Net charge-offs/average loans	3.82%	0.94%	1.19%
Total loans:
Net charge-offs	$1,134	$3,341	$581
Average loans for the year	$3,952,421	$3,157,872	$2,231,660
Net charge-offs/average loans	0.03%	0.11%	0.03%

The ACL totaled $47.7 million at December 31, 2025, a $1.0 million decrease from $48.7 million at December 31, 2024, resulting primarily from net charge-offs of $1.1 million for 2025. At December 31, 2025, the ACL as a percentage of the total loan portfolio was 1.19% compared to 1.24% at December 31, 2024 and 1.25% at December 31, 2023. The Company recorded a provision for credit losses on loans of $126 thousand, $17.4 million and $1.7 million in 2025, 2024 and 2023, respectively.

For the years ended December 31, 2025 and 2024, gross recoveries of $1.4 million and $725 thousand, respectively, were credited to the ACL. These recoveries on previously charged-off relationships are the result of successful loan monitoring and workout solutions. Recoveries received will be used to replenish the ACL. Recoveries favorably impact historical charge-off factors, and contribute to changes in the quantitative and qualitative factors used in our allowance adequacy analysis. However, as the loan portfolio continues to grow, future provisions for credit losses may result.
The Company takes partial charge-offs on collateral-dependent loans when carrying value exceeds estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. Specific reserves remain in place if updated appraisals are pending, and represent management’s estimate of potential loss. In addition to the reserve allocations on individually evaluated loans noted above, 27 loans, with aggregate outstanding principal balances of $4.4 million, have had cumulative partial charge-offs to the ACL totaling $1.5 million at December 31, 2025. As updated appraisals were received on collateral-dependent loans, partial charge-offs were taken to the extent the loans’ principal balance exceeded their fair value.
The following table shows the allocation of the ACL by loan class, as well as the percent of each loan class in relation to the total loan balance at December 31, 2025, 2024, and 2023 and the allocation of the ALL by loan class, as well as the percent of each loan class in relation to the total loan balance at December 31, 2022 and 2021.

	2025		2024		2023		2022		2021
	ACL Amount by Loan Class	% of Loan Type to Total Loans	ACL Amount by Loan Class	% of Loan Type to Total Loans	ACL Amount by Loan Class	% of Loan Type to Total Loans	ALL Amount by Loan Class	% of Loan Type to Total Loans	ALL Amount by Loan Class	% of Loan Type to Total Loans
Commercial real estate:
Owner-occupied	$7,907	16%	$8,375	16%	$5,090	16%	$3,618	15%	$2,752	12%
Non-owner occupied	14,308	31%	17,381	30%	9,587	30%	7,473	28%	7,244	28%
Multi-family	2,373	6%	2,898	7%	2,540	7%	1,355	6%	870	5%
Non-owner occupied residential	964	4%	897	5%	656	4%	1,112	5%	1,171	5%
Acquisition and development:
1-4 family residential construction	716	1%	717	1%	397	1%	376	1%	188	1%
Commercial and land development	5,463	5%	5,884	6%	1,844	5%	2,838	7%	1,874	5%
Agricultural	127	3%	110	3%	437	1%	218	1%	197	1%
Commercial and industrial	7,114	12%	6,190	11%	5,369	15%	4,287	16%	3,617	23%
Municipal	328	1%	320	1%	157	—%	24	1%	30	1%
Residential mortgage:
First lien	5,913	12%	4,013	12%	1,580	12%	1,600	11%	1,188	10%
Home equity - term	62	—%	56	—%	23	—%	32	—%	31	—%
Home equity - lines of credit	1,733	8%	1,171	8%	821	8%	1,812	8%	1,566	8%
Other - term	—	1%	—	—%	—	—%	—	—%	—	—%
Installment and other loans	673	—%	677	—%	201	—%	188	1%	215	1%
Unallocated	—		—		—		245		237
	$47,681	100%	$48,689	100%	$28,702	100%	$25,178	100%	$21,180	100%

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
Deposits
Total deposits decreased by $94.3 million to $4.5 billion at December 31, 2025 from $4.6 billion at December 31, 2024. Time deposits and non-interest bearing demand deposits decreased by $90.9 million and $23.3 million, respectively, partially offset by an increase in interest bearing demand deposits and money market and savings deposits of $14.2 million and $5.6 million, respectively, from December 31, 2024 to December 31, 2025. The Bank has experienced some reductions in higher yielding promotional balances, which was the primary driver of the declines in time deposit accounts. The decreases in the other categories were consistent with normal seasonal activity.
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
Management evaluates its utilization of brokered deposits, taking into consideration the Bank's policies and the interest rate curve and balances this funding source with its funding needs based on growth initiatives. The Company anticipates that loan growth will be funded through deposit generation by offering competitive rates, as well as utilization of FHLB borrowings. Brokered money market deposit balances were $45.2 million and $8.1 million at December 31, 2025 and 2024, respectively. Brokered time deposits totaled $50.6 million and zero at December 31, 2025 and 2024, respectively.

The following table presents average deposits for years ended December 31, 2025, 2024 and 2023.

	2025	2024	2023
Non-interest bearing demand deposits	$894,117	$625,714	$470,349
Interest-bearing demand deposits	2,464,745	2,077,038	1,525,204
Savings deposits	267,271	223,183	198,157
Time deposits	923,547	732,446	338,170
Total deposits	$4,549,680	$3,658,381	$2,531,880

The Company had time deposits that met or exceeded the FDIC insurance limit of $250,000 of $147.8 million and $170.1 million at December 31, 2025 and 2024, respectively. At December 31, 2025, the scheduled maturities of time deposits that met or exceeded the FDIC insurance limit or otherwise uninsured were as follows:

Three months or less	$25,457
Over three months through six months	50,807
Over six months through one year	68,292
Over one year	3,253
Total	$147,809
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
On September 30, 2025, the Company redeemed its $32.5 million outstanding 6.0% fixed-to-floating rate subordinated notes due December 30, 2028. At redemption, the variable interest rate of three-month CME term SOFR rate, plus a spread adjustment of 0.26161% and a margin of 3.16%, on the subordinated debt was 7.72%. During the year ended December 31, 2025 and 2024, amortization expense of the debt issuance costs totaled $335 thousand and $81 thousand, respectively.
FHLB advances and other borrowings increased by $159.3 million to $274.7 million at December 31, 2025 compared to $115.4 million at December 31, 2024. The increase was due to higher utilization of borrowings during 2025 as lending and investing activities increased and due to the subordinated note redemption. The Bank seeks to maintain sufficient liquidity to ensure client needs can be addressed in a timely basis.
The Company assumed Codorus Valley's unsecured subordinated notes that were issued in December 2020 in the amount of $31.0 million. The subordinated notes had a fixed rate of interest equal to 4.50% until December 30, 2025. After that date, the variable rate of interest is equal to the three-month CME term SOFR rate plus 4.04%, which was 8.06% at December 31, 2025.
The Company also assumed junior subordinated trust preferred debt of $10.3 million from the Merger. In June 2006, Codorus Valley formed CVB Statutory Trust No. II, a wholly-owned special purpose entity whose sole purpose was to facilitate a pooled trust preferred debt issuance of $7.2 million with a stated maturity of July 7, 2036 and a variable rate of three-month CME term SOFR rate, plus a spread adjustment of 0.26161% and a margin of 1.54% through maturity. In November 2004, Codorus Valley formed CVB Statutory Trust No. I to facilitate a pooled trust preferred debt issuance of $3.1 million with a stated maturity of December 15, 2034 and a variable rate of three-month CME term SOFR rate, plus a spread adjustment of 0.26161% and a margin of 2.02% through maturity. For the year ended December 31, 2025 and 2024, the cost of the trust preferred debt, excluding the fair value mark, was 6.24% and 7.08%, respectively.
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
Shareholders’ equity totaled $591.5 million at December 31, 2025, an increase of $74.9 million from $516.7 million at December 31, 2024. The increase in 2025 was primarily attributable to net income of $80.9 million, other comprehensive income of $11.1 million and the issuance of treasury shares for share-based compensation which increased shareholders' equity of $3.5 million, partially offset by dividends paid of $20.6 million.
For the year ended December 31, 2025, total comprehensive income was $92.0 million, an increase of $67.8 million from total comprehensive income of $24.2 million for the same period in 2024. This increase was primarily due to an increase in net income of $58.8 million and an increase in after-tax unrealized gains on AFS securities of $11.9 million, partially offset by an increase in after-tax unrealized losses on interest rate swaps designated as cash flow hedges of $2.2 million between the comparative periods. The increase in net unrealized gains on investment securities was primarily caused by a decline in market rates.
At December 31, 2025, book value per common share was $30.32 per share compared to $26.65 per share at December 31, 2024. Tangible book value per share increased from $21.19 per share at December 31, 2024 to $25.21 per share at December 31, 2025, primarily as a result of the increase in shareholders' equity from net income. See “Supplemental Reporting of Non-GAAP Measures.”
On June 20, 2025, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company could repurchase up to 500,000 shares of its outstanding common stock in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act, as amended. When and if appropriate, repurchases may be made in the open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. For the year ended December 31, 2025, the Company repurchased 8,330 shares of its common stock. Common stock available for future repurchase totals 491,670 shares, or 2.5% of the Company's outstanding common stock at December 31, 2025.
The following table includes additional information for shareholders’ equity for the years ended December 31, 2025, 2024 and 2023.

	2025	2024	2023
Average shareholders’ equity	$547,708	$392,280	$243,334
Net income	80,855	22,050	35,663
Cash dividends paid	20,643	13,177	8,485
Average equity to average assets ratio	10.08%	9.08%	8.11%
Dividend payout ratio	25.17%	57.57%	23.19%
Return on average equity	14.76%	5.62%	14.66%
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
The Parent Company and the Bank both have met all capital adequacy requirements to which they are subject at December 31, 2025 and 2024. At December 31, 2025 and 2024, the Parent Company and the Bank were considered well-capitalized under applicable banking regulations.
The Company routinely evaluates its capital levels in light of its risk profile to assess its capital needs. The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. At December 31, 2025 and 2024, the Bank was considered well-capitalized under applicable banking regulations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Prompt corrective action provisions are not applicable to bank holding companies, including financial holding companies.
In addition to the minimum capital ratio requirement and minimum capital ratio to be well-capitalized presented in the tables in Note 17, we must maintain a capital conservation buffer as noted in Item 1 - Business under the topic Basel III Capital Rules. At December 31, 2025, the Parent Company's and the Bank's capital conservation buffer, based on the most restrictive capital ratio, was 5.3% and 5.3%, respectively, which are above the regulatory requirement of 2.50% at December 31, 2025.
Tables presenting the Parent Company’s and the Bank’s capital amounts and ratios at December 31, 2025 and 2024 are included in Note 17, Shareholders' Equity and Regulatory Capital, to the Consolidated Financial Statements appearing in Part II, Item 8, "Financial Statements and Supplementary Data."
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
At December 31, 2025, cash and cash equivalents totaled $149.8 million compared with $248.9 million at December 31, 2024. The decrease of $99.1 million reflects the increase in the book value of investment securities of $107.2 million, the decrease in deposits of $94.3 million, the increase in loans of $89.5 million and the redemption of subordinated notes of $31.6 million, partially offset by an increase in FHLB advances and other borrowings and repurchase agreements of $158.0 million and net income of $80.9 million.
Unencumbered investment securities totaled $396.2 million at December 31, 2025 compared to $160.5 million at December 31, 2024. At December 31, 2025, the Company had $88.8 million of investment securities pledged at the FRB Discount Window with no associated borrowings outstanding compared to $15.9 million at December 31, 2024. The Company's maximum borrowing capacity from the FHLB of Pittsburgh was $2.0 billion, of which $275.0 million in advances and letters of credit were outstanding at December 31, 2025 compared to a maximum borrowing capacity of $1.9 billion and $116.6 million in advances and letters of credit outstanding at December 31, 2024. The increase was due to higher utilization of overnight borrowings during 2025 as lending and investing activities increased and also due to the subordinated note redemption.
The Company’s ability to borrow from the FHLB is dependent on having sufficient qualifying collateral, which generally consists of mortgage loans and mortgage-backed debt securities. In addition, the Company had $10.0 million in available unsecured lines of credit with one bank at December 31, 2025 compared to $20.0 million with two banks at December 31, 2024. The Bank regularly tests its various sources of funding to ensure accessibility.
At December 31, 2025, outstanding loan commitments totaled $1.5 billion, which included $350.7 million in undisbursed loans, $539.3 million in unused home equity lines of credit, $597.0 million in commercial lines of credit, and $37.2 million in letters of credit. Time deposits due within one year after December 31, 2025 totaled $807.2 million, or 89% of time deposits, which includes clients with longer-term time deposits nearing maturity and time deposits with promotional offers with terms of 18 months or less. If these maturing deposits do not remain with the Company, it may be required to seek other sources of funds, including other time deposits and lines of credit. The Company has the ability to attract and retain deposits by adjusting the interest rates it offers.
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
Contractual Obligations
The Company enters into contractual obligations in the normal course of business to fund loan growth, for asset/liability management purposes, to meet required capital needs and for other corporate purposes. The following table presents significant fixed and determinable contractual obligations of principal by payment date at December 31, 2025.
Further discussion of the nature of each obligation is in the referenced Note to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data" referenced in the following table.

		Payments Due
	Note Reference	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total
Time deposits	11	$807,154	$90,057	$3,666	$1,113	$901,990
Short-term borrowings	13	238,942	—	—	—	238,942
FHLB advances	14	—	60,000	—	—	60,000
Financing lease liabilities	14	80	160	93	—	333
Subordinated notes	15	—	—	31,000	—	31,000
Trust preferred debt	15	—	—	—	10,310	10,310
Operating lease obligations	6	1,700	3,209	2,743	14,087	21,739
Total		$1,047,876	$153,426	$37,502	$25,510	$1,264,314

The contractual obligations table above does not include off-balance sheet commitments to extend credit that are detailed in the following section. These commitments generally have fixed expiration dates and many will expire without being drawn upon. Therefore, the total commitment does not necessarily represent future cash requirements and is excluded from the contractual obligations table.
Off-Balance Sheet Arrangements
The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments include commitments to extend credit and standby letters of credit.
The following table details significant commitments at December 31, 2025:

Contract or Notional Amount
Commitments to fund:
Home equity lines of credit	$539,336
1-4 family residential construction loans	93,905
Commercial real estate, construction and land development loans	256,806
Commercial, industrial and other loans	597,023
Standby letters of credit	37,241
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
As a result of acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $107.7 million, $115.9 million and $21.1 million at December 31, 2025, 2024 and 2023, respectively.
The Company incurred merger-related expenses of $2.6 million for the year ended December 31, 2025. For the year ended December 31, 2024, the Company incurred merger-related expenses of $22.7 million, a provision for non-PCD loans of $15.5 million, expenses for the retirement of an executive of $4.8 million and a provision for legal settlement of $478 thousand. During the year ended December 31, 2023, the Company incurred merger-related expenses of $1.1 million.
Tangible book value per common share and the impact of the merger-related and other non-recurring expenses on net income and associated ratios, as used by the Company in this supplemental reporting presentation, are determined by methods other than in accordance with GAAP. While the Company's management believes this information is a useful supplement to the GAAP-based measures reported in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, readers are cautioned that this non-GAAP disclosure has limitations as an analytical tool, should not be viewed as a substitute for financial measures determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of our results and financial condition as reported under GAAP, nor are such measures necessarily comparable to non-GAAP performance measures that may be presented by other companies. This supplemental presentation should not be construed as an inference that our future results will be unaffected by similar adjustments to be determined in accordance with GAAP.
The increase in tangible book value per share (non-GAAP) from December 31, 2024 to December 31, 2025 is primarily due to net income of $80.9 million, other comprehensive income of $11.1 million and the issuance of treasury shares for share-based compensation which increased shareholders' equity of $3.5 million, partially offset by dividends paid of $20.6 million. Other comprehensive income increased due to net unrealized gains on AFS securities, partially offset by net unrealized losses on interest rate swaps designated as hedging instruments.
The increase in tangible book value per share (non-GAAP) in 2024 compared to 2023 was primarily due to the goodwill and other intangibles from the Merger, partially offset by the increase in shareholders' equity from the common stock issued to acquire Codorus Valley of $233.4 million.
The following tables present the computation of each non-GAAP based measure shown together with its most directly comparable GAAP-based measure.

(Dollars, except per share amounts, and shares in thousands)	2025	2024	2023
Tangible book value per common share
Shareholders' equity (most directly comparable GAAP-based measure)	$591,535	$516,682	$265,056
Less: Goodwill	69,751	68,106	18,724
Other intangible assets	37,990	47,765	2,414
Related tax effect	(7,978)	(10,031)	(507)
Tangible common equity (non-GAAP)	$491,772	$410,842	$244,425

Common shares outstanding	19,507	19,390	10,612

Book value per share (most directly comparable GAAP based measure)	$30.32	$26.65	$24.98
Intangible assets per share	5.11	5.46	1.95
Tangible book value per share (non-GAAP)	$25.21	$21.19	$23.03

Adjusted Net Income and Adjusted Diluted Earnings Per Share	December 31,
(Dollars, except per share amounts, and shares in thousands)	2025	2024	2023
Net income (most directly comparable GAAP based measure)	$80,855	$22,050	$35,663
Plus: Merger-related expenses	2,617	22,671	1,059
Plus: Executive retirement expenses	—	4,793	—
Plus: Provision for credit losses on non-PCD loans	—	15,504	—
Plus: Provision for legal settlement	—	478	—
Total non-recurring expenses	2,617	43,446	1,059
Less: Related tax effect	(590)	(9,442)	(79)
Adjusted net income (non-GAAP)	$82,882	$56,054	$36,643

Weighted average shares - diluted (most directly comparable GAAP-based measure)	19,355	14,914	10,435
Diluted earnings per share (most directly comparable GAAP-based measure)	4.18	1.48	3.42
Weighted average shares - diluted (non-GAAP)	19,355	14,914	10,435
Diluted earnings per share, adjusted (non-GAAP)	$4.28	$3.76	$3.51

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
Interest Rate Risk
Interest rate risk represents the potential impact of changes in market interest rates on the Bank’s net interest income over the short term and on the economic value of its balance sheet over the longer term. This risk arises primarily from differences in the timing and magnitude of repricing between interest‑earning assets and interest‑bearing liabilities, as well as from customer behaviors such as loan prepayments and deposit repricing sensitivity.
We attempt to manage the level of repricing and maturity mismatch through our asset/liability management process so that fluctuations in net interest income are maintained within policy limits across a range of market conditions, while satisfying liquidity and capital requirements. Management recognizes that assuming a measured level of interest rate risk is inherent to banking and necessary to support sustainable profitability. Accordingly, the Bank seeks to balance earnings stability with acceptable exposure to changes in market interest rates, rather than eliminate interest rate risk entirely. Thus, the goal of interest rate risk management is to evaluate the amount of reward for taking risk and adjusting both the size and composition of the balance sheet relative to the level of reward available for taking risk.
Management endeavors to control the exposure to changes in interest rates by understanding, reviewing and making decisions based on its risk position. The Bank manages its interest rate risk through a combination of balance sheet structure and selective use of funding and hedging instruments, including the composition and duration of the investment securities portfolio, the maturity structure of FHLB advances, interest rate swaps and brokered deposits. Additionally, pricing, promotion and product development activities are directed in an effort to emphasize the loan and deposit term or repricing characteristics that best meet current interest rate risk objectives.
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
The simulation analysis results are presented in the table below. At December 31, 2025, the Bank is asset sensitive, meaning that, over the modeled twelve‑month horizon, changes in market interest rates are expected to affect interest‑earning assets more rapidly than interest‑bearing liabilities. As a result, increases in market interest rates are projected to have a favorable impact on net interest income, while decreases in rates are projected to reduce net interest income. Funding costs in the down‑rate scenarios are modeled to decline more slowly than in prior rate‑reduction cycles, reflecting competitive deposit pricing dynamics and continued reliance on market‑based funding sources. If funding costs were to reprice downward more rapidly than assumed, the negative impact on net interest income in declining rate scenarios would be mitigated. Should those costs come down faster than modeled, improved performance in the rates down scenarios would be expected.
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
The results at December 31, 2025 and 2024 reflect the impact of the FOMC's interest rate changes in effect at the end of each period. Funding cost, the level of interest rates, infrastructure cost and repricing speed will continue to be factors in the results of the model. The behavior of the business and retail clients also varies across the rate scenarios, which is reflected in the results for both periods. To improve comparability across periods, the Bank strives to follow best practices related to the assumption setting and maintains the size and mix of the period end balance sheet; thus, the results do not reflect actions management may take through the normal course of business that would impact results.

Earnings at Risk			Value at Risk
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates	December 31, 2025	December 31, 2024	Change in Market Interest Rates	December 31, 2025	December 31, 2024
(200)	(7.0)%	(2.5)%	(200)	(13.6)%	(7.9)%
(100)	(2.5)%	(0.5)%	(100)	(4.7)%	(2.1)%
100	2.6%	2.6%	100	2.2%	0.4%
200	4.9%	4.3%	200	2.9%	(0.7)%
Further discussion related to the quantitative and qualitative disclosures about market risk is included under the heading of Liquidity and Rate Sensitivity in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SUMMARY OF QUARTERLY FINANCIAL DATA
The following table presents unaudited quarterly results of operations for years ended December 31:

	2025 Quarter Ended				2024 Quarter Ended
	December	September	June	March	December	September	June	March
Interest income	$76,260	$77,122	$74,833	$75,519	$80,015	$82,987	$43,281	$42,650
Interest expense	25,729	26,134	25,321	26,758	29,442	31,290	17,178	15,769
Net interest income	50,531	50,988	49,512	48,761	50,573	51,697	26,103	26,881
Provision for (recovery of) credit losses on loans and unfunded loan commitments	75	396	109	(554)	1,755	13,681	812	298
Net interest income after provision for (recovery of) credit losses	50,456	50,592	49,403	49,315	48,818	38,016	25,291	26,583
Investment securities gains (losses)	95	50	8	13	(5)	271	(12)	(5)
Other noninterest income	14,297	13,332	12,907	11,611	11,252	12,115	7,184	6,635
Merger-related expenses	—	—	968	1,649	3,887	16,977	1,135	672
Provision for legal settlement	—	—	—	—	478	—	—	—
Restructuring expenses	—	—	—	91	39	257	—	—
Other noninterest expenses	37,355	36,297	36,646	36,436	38,526	43,322	21,504	21,797
Income (loss) before income tax expense (benefit)	27,493	27,677	24,704	22,763	17,135	(9,897)	9,824	10,744
Income tax expense (benefit)	6,002	5,812	5,256	4,712	3,451	(1,994)	2,086	2,213
Net income (loss)	$21,491	$21,865	$19,448	$18,051	$13,684	$(7,903)	$7,738	$8,531

Per share information:
Basic earnings (loss) per share (a)	$1.12	$1.14	$1.01	$0.94	$0.72	$(0.41)	$0.74	$0.82
Diluted earnings (loss) per share (a)	1.11	1.13	1.01	0.93	0.71	(0.41)	0.73	0.81
Dividends paid per share	0.27	0.27	0.26	0.26	0.23	0.23	0.20	0.20
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
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting at December 31, 2025, using the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that, at December 31, 2025, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework (2013).
Crowe LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, as stated in their report dated March 12, 2026.

/s/ Thomas R. Quinn, Jr.	/s/ Neelesh Kalani
Thomas R. Quinn, Jr.	Neelesh Kalani
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

March 12, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors of Orrstown Financial Services, Inc.
Harrisburg, Pennsylvania

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Orrstown Financial Services, Inc. (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
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
Allowance for Credit Losses – Qualitative Risk Factors
The allowance for credit losses (the “ACL”) as described in Notes 1 and 4 of the consolidated financial statements is an accounting estimate of expected credit losses over the life of loans. The Company’s loan portfolio, measured at amortized cost, is required to be presented at the net amount expected to be collected. Estimates of expected credit losses for loans are based on historical experience, current conditions and reasonable and supportable forecasts over the life of the loans.
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

Washington, D.C.
March 12, 2026

Consolidated Balance Sheets
ORRSTOWN FINANCIAL SERVICES, INC.

	December 31,
(Dollars in thousands, except per share amounts)	2025	2024
Assets
Cash and due from banks	$42,083	$51,026
Interest-bearing deposits with banks	107,691	197,848
Cash and cash equivalents	149,774	248,874
Restricted investments in bank stocks	26,717	20,232
Securities available-for-sale (amortized cost of $972,138 and $864,920 at December 31, 2025 and 2024, respectively)	952,740	829,711
Loans held for sale, at fair value	6,090	6,614
Loans	4,020,693	3,931,214
Less: Allowance for credit losses	(47,681)	(48,689)
Net loans	3,973,012	3,882,525
Premises and equipment, net	51,029	50,217
Cash surrender value of life insurance	146,994	143,854
Goodwill	69,751	68,106
Other intangible assets, net	37,990	47,765
Accrued interest receivable	21,473	21,058
Deferred tax assets, net	33,931	42,647
Other assets	72,754	79,986
Total assets	$5,542,255	$5,441,589
Liabilities
Deposits:
Noninterest-bearing	$870,906	$894,176
Interest-bearing	3,657,868	3,728,920
Total deposits	4,528,774	4,623,096
Securities sold under agreements to repurchase and federal funds purchased	24,542	25,863
FHLB advances and other borrowings	274,701	115,364
Subordinated notes and trust preferred debt	37,122	68,680
Other liabilities	85,581	91,904
Total liabilities	4,950,720	4,924,907

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value—$0.05205 stated value per share 50,000,000 shares authorized; 19,711,628 shares issued and 19,507,208 outstanding at December 31, 2025; 19,722,640 shares issued and 19,389,967 outstanding at December 31, 2024	1,026	1,027
Additional paid—in capital	424,596	423,274
Retained earnings	186,752	126,540
Accumulated other comprehensive loss	(15,201)	(26,316)
Treasury stock— 204,420 and 332,673 shares, at cost, at December 31, 2025 and 2024, respectively	(5,638)	(7,843)
Total shareholders’ equity	591,535	516,682
Total liabilities and shareholders’ equity	$5,542,255	$5,441,589
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income
ORRSTOWN FINANCIAL SERVICES, INC.

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2025	2024	2023
Interest income
Loans	$256,630	$210,287	$126,595
Investment securities - taxable	37,668	27,361	18,031
Investment securities - tax-exempt	3,515	3,521	3,462
Short term investments	5,921	7,764	1,809
Total interest income	303,734	248,933	149,897
Interest expense
Deposits	92,338	84,234	37,510
Securities sold under agreements to repurchase and federal funds purchased	402	215	114
FHLB advances and other borrowings	6,310	4,945	5,350
Subordinated notes and trust preferred debt	4,892	4,285	2,017
Total interest expense	103,942	93,679	44,991
Net interest income	199,792	155,254	104,906
Provision for credit losses - loans	126	17,408	1,682
Recovery of credit losses - unfunded loan commitments	(100)	(862)	—
Net interest income after net provision for credit losses	199,766	138,708	103,224
Noninterest income
Service charges on deposit accounts	8,102	5,327	3,949
Interchange income	6,041	5,259	3,873
Other service charges, commissions and fees	3,145	1,566	917
Swap fee income	2,991	1,676	1,039
Trust and investment management income	14,975	11,501	7,691
Brokerage income	6,723	4,852	3,649
Mortgage banking activities	1,805	1,835	591
Income from life insurance	5,402	3,866	2,482
Investment securities gains (losses)	166	249	(47)
Other income	2,963	1,304	1,508
Total noninterest income	52,313	37,435	25,652
Noninterest expenses
Salaries and employee benefits	85,171	76,581	50,983
Occupancy	7,474	5,978	4,342
Furniture and equipment	9,504	8,592	5,251
Data processing	4,297	6,088	4,913
Automated teller and interchange fees	3,194	2,281	1,252
Advertising and bank promotions	2,291	2,587	2,157
FDIC insurance	2,833	2,677	1,960
Professional services	7,492	4,142	2,905
Directors' compensation	1,222	783	915
Taxes other than income	2,639	734	1,050
Intangible asset amortization	9,765	5,742	953
(continued)

	Years Ended December 31,
	2025	2024	2023
Merger-related expenses	2,617	22,671	1,059
Provision for legal settlement	—	478	—
Restructuring expenses	91	296	—
Other operating expenses	10,852	8,707	6,103
Total noninterest expenses	149,442	148,337	83,843
Income before income tax expense	102,637	27,806	45,033
Income tax expense	21,782	5,756	9,370
Net income	$80,855	$22,050	$35,663

Per share information:
Basic earnings per share	$4.21	$1.49	$3.45
Diluted earnings per share	4.18	1.48	3.42
Dividends paid per share	1.06	0.86	0.80
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income
ORRSTOWN FINANCIAL SERVICES, INC.

	Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Net income	$80,855	$22,050	$35,663
Other comprehensive income (loss), net of tax:
Unrealized gains on securities available-for-sale arising during the period	15,928	542	13,936
Reclassification adjustment for (gains) losses realized in net income	(117)	(181)	44
Net unrealized gains on securities available-for-sale	15,811	361	13,980
Tax effect	(3,599)	(82)	(3,075)
Total other comprehensive income, net of tax and reclassification adjustments on securities available-for-sale	12,212	279	10,905
Unrealized (losses) gains on interest rate swaps used in cash flow hedges	(1,354)	1,429	682
Reclassification adjustment for losses realized in net income	—	—	—
Net unrealized (losses) gains on interest rate swaps used in cash flow hedges	(1,354)	1,429	682
Tax effect	308	(325)	(150)
Total other comprehensive (loss) income, net of tax and reclassification adjustments on interest rate swaps used in cash flow hedges	(1,046)	1,104	532
Change in tax rate	(51)	777	—
Total other comprehensive income, net of tax and reclassification adjustments	11,115	2,160	11,437
Total comprehensive income	$91,970	$24,210	$47,100
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity
ORRSTOWN FINANCIAL SERVICES, INC.

	Years Ended December 31, 2025, 2024 and 2023
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2023	$584	$189,264	$92,473	$(39,913)	$(13,512)	$228,896
Cumulative effect of change in accounting principle (Note 4)	—	—	(1,984)	—	—	(1,984)
Net income	—	—	35,663	—	—	35,663
Total other comprehensive income, net of taxes	—	—	—	11,437	—	11,437
Cash dividends ($0.80 per share)	—	—	(8,485)	—	—	(8,485)
Share-based compensation plans:
24,643 net common shares acquired and 34,380 net treasury shares acquired, including compensation expense totaling $2,356	(1)	(237)	—	—	(233)	(471)
Balance, December 31, 2023	583	189,027	117,667	(28,476)	(13,745)	265,056
Net income	—	—	22,050	—	—	22,050
Total other comprehensive income, net of taxes	—	—	—	2,160	—	2,160
Cash dividends ($0.86 per share)	—	—	(13,177)	—	—	(13,177)
Issuance of stock (8,532,038 common shares) to acquire Codorus Valley Bancorp, Inc.	444	232,983	—	—	—	233,427
Share-based compensation plans:
13,997 net common shares acquired and 259,536 net treasury shares issued, including compensation expense totaling $8,719	—	1,264	—	—	5,902	7,166
Balance, December 31, 2024	1,027	423,274	126,540	(26,316)	(7,843)	516,682
Net income	—	—	80,855	—	—	80,855
Total other comprehensive income, net of taxes	—	—	—	11,115	—	11,115
Cash dividends ($1.06 per share)	—	—	(20,643)	—	—	(20,643)
Share-based compensation plans:
11,012 net common shares acquired and 128,253 net treasury shares issued, including compensation expense totaling $5,013	(1)	1,322	—	—	2,205	3,526
Balance, December 31, 2025	$1,026	$424,596	$186,752	$(15,201)	$(5,638)	$591,535
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows
ORRSTOWN FINANCIAL SERVICES, INC.

	Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Cash flows from operating activities
Net income	$80,855	$22,050	$35,663
Adjustments to reconcile net income to net cash provided by operating activities:
Net (discount accretion) premium amortization	(23,391)	(12,523)	2,040
Depreciation and amortization expense	15,271	9,690	4,340
Provision for credit losses - loans	126	17,408	1,682
Recovery of credit losses - unfunded loan commitments	(100)	(862)	—
Share-based compensation	5,013	8,719	2,356
Gains on sales of loans originated for sale	(1,287)	(810)	(283)
Fair value adjustment on loans held for sale	3	(131)	323
Mortgage loans originated for sale	(58,611)	(43,928)	(18,437)
Proceeds from sales of loans originated for sale	60,419	44,071	23,461
Net gain on disposal of OREO and premises held for sale	(119)	—	(436)
Net loss on disposal of premises and equipment	19	381	252
Deferred income tax (benefit)	5,999	(867)	(651)
Investment securities (gains) losses	(166)	(249)	47
Provision for legal settlement	—	478	—
Net losses (gains) on derivatives	272	(276)	373
Income from life insurance	(5,402)	(3,866)	(2,482)
Premium on branch sale	—	—	(1,102)
Decrease (increase) in accrued interest receivable and other assets	5,429	(10,610)	1,571
(Decrease) increase in accrued interest payable and other liabilities	(10,805)	4,165	(5,651)
Other, net	1,209	2,119	635
Net cash provided by operating activities	74,734	34,959	43,701
Cash flows from investing activities
Proceeds from sales of AFS securities	83,876	162,669	22,006
Maturities, repayments and calls of AFS securities	85,213	76,054	34,989
Purchases of AFS securities	(272,279)	(227,979)	(45,565)
Net cash and cash equivalents received from acquisitions	—	45,280	—
Net purchases of restricted investments in bank stocks	(6,485)	(7,072)	(1,350)
Net (increase) decrease in loans	(69,561)	19,725	(145,301)
Proceeds from sales of portfolio loans	—	7,036	—
Investment in limited partnerships, net	(1,538)	(7,764)	(871)
Purchases of bank premises and equipment	(4,235)	(1,582)	(2,293)
Proceeds from disposal of OREO and premises held for sale	2,182	—	2,536
Proceeds from disposal of bank premises and equipment	18	—	43
Net cash paid in branch sale	—	—	(17,641)
Purchases of bank owned life insurance	—	(5,000)	—
Death benefit proceeds from life insurance contracts	864	—	342
Other	(15)	(374)	(143)
Net cash (used in) provided by investing activities	(181,960)	60,993	(153,248)
(continued)

	Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Cash flows from financing activities
Net (decrease) increase in deposits	(95,260)	116,884	101,302
Net decrease (increase) in borrowings with original maturities less than 90 days	38,079	(14,365)	(14,650)
Proceeds from FHLB advances with original maturities greater than 90 days	135,000	—	40,000
Payments on FHLB advances with original maturities greater than 90 days	(15,000)	—	(1,455)
Payments on subordinated notes	(32,500)	—	—
Dividends paid	(20,643)	(13,177)	(8,485)
Acquisition of treasury stock	(263)	—	(2,585)
Shares repurchased as treasury stock for employee taxes associated with restricted stock vesting	(2,009)	(2,393)	(378)
Proceeds from issuance of employee stock purchase plan shares	151	267	136
Other	571	545	—
Net cash provided by financing activities	8,126	87,761	113,885
Net (decrease) increase in cash and cash equivalents	(99,100)	183,713	4,338
Cash and cash equivalents at beginning of year	248,874	65,161	60,823
Cash and cash equivalents at end of year	$149,774	$248,874	$65,161

	Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$103,369	$93,315	$42,888
Income taxes	9,100	9,625	7,450
Supplemental schedule of noncash investing and financing activities:
OREO acquired in settlement of loans	—	—	85
Premises and equipment transferred to held for sale	—	1,925	—
Lease liabilities arising from obtaining ROU assets	2,008	—	2,416
Noncash transactions related to merger:
Assets acquired	—	2,156,831	—
Liabilities assumed	—	2,018,067	—

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
Basis of Presentation – The accompanying consolidated financial statements include the accounts of Orrstown Financial Services, Inc. and its wholly owned subsidiary, the Bank. The accounting and reporting policies of the Company conform to GAAP and, where applicable, to accounting and reporting guidelines prescribed by bank regulatory authorities. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications have been made to prior years' amounts to conform with current year classifications. These reclassifications did not have a material impact on the Company's statement of consolidated cash flows.
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
Acquisition Accounting - The Company accounts for its mergers and acquisitions using the acquisition method of accounting under the provisions of the FASB ASC Topic 805, Business Combinations ("805"). Under ASC 805, all of the assets acquired and liabilities assumed in a business combination are recognized at their acquisition-date fair value, while transaction costs and restructuring costs associated with the business combination are expensed as incurred. The determination of fair values involves significant judgment regarding methods and assumptions, including discount rates, future expected cash flows, market conditions and other future events. The excess of the merger consideration over the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill. The results of operations of the acquired entity are included in the consolidated statements of income from the acquisition date. In accordance with business combination accounting guidance, for the Merger, the Company reviewed and evaluated the fair values of the assets and liabilities acquired for the permissible period of up to one year following the merger date of July 1, 2024. Any such adjustments were recorded to goodwill and are reflected in the consolidated balance sheets. The measurement period to finalize the fair values of the acquired assets and assumed liabilities ended on June 30, 2025. No further adjustments to the fair values were recorded subsequent to twelve months following the Merger date.
Concentration of Credit Risk – The Company grants commercial, residential, construction, municipal, and various forms of consumer lending to clients primarily in its market area in south central Pennsylvania and in the greater Baltimore region and Washington County, Maryland. The Company’s lending area also includes counties in Pennsylvania, Maryland, Delaware, Virginia and West Virginia within a 75-mile radius of the Company's executive and administrative offices as well as the District of Columbia. Therefore, the Company's exposure to credit risk is significantly affected by changes in the economy in those areas. Although the Company maintains a diversified loan portfolio, a significant portion of its clients’ ability to honor their contracts is dependent upon economic sectors for commercial real estate, including office space, retail strip centers, sales finance, sub-dividers and developers, and multi-family, hospitality, and residential building operators. Management evaluates each client's creditworthiness on a case-by-case basis. The amount of collateral obtained upon the extension of credit is based on management’s credit evaluation of the client. Types of collateral held varies, but generally include real estate and equipment.
The types of securities the Company invests in are included in Note 3, Investment Securities, and the types of lending the Company engages in are included in Note 4, Loans and Allowance for Credit Losses.

Cash and Cash Equivalents – Cash and cash equivalents include cash, balances due from banks, federal funds sold and interest-bearing deposits due on demand, all of which have original maturities of 90 days or less. Restricted cash represents cash that are not available due to restrictions related to its use, which may include cash collateral provided to third parties related interest rate swap pledge agreements and compensating balances held at a U.S. depository institution for ATM services. At December 31, 2025 and 2024, the Company had cash collateral of $8.0 million and $6.7 million with the third parties for certain of these derivatives, respectively, and compensating balances for ATM services totaled $4.4 million and zero, respectively. Net cash flows are reported for client loan and deposit transactions, loans held for sale, redemption (purchases) of restricted investments in bank stocks, and short-term borrowings.
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
Investment Securities – AFS securities include investments that management intends to use as part of its asset/liability management strategy. The Company typically classifies debt securities as AFS on the date of purchase. At December 31, 2025 and 2024, the Company had no held-to-maturity or trading securities. AFS securities are reported at fair value. Interest income and dividends on debt securities are recognized in interest income on an accrual basis. Purchase premiums and discounts on debt securities are amortized to interest income using the interest method over the terms of the investment securities and approximate the level yield method. Changes in unrealized gains and losses, net of related deferred taxes, for AFS securities are recorded in AOCI. Realized gains and losses on investment securities are recorded on the trade date using the specific identification method and are included in noninterest income on the consolidated statements of income.
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
Loans Held-for-Sale – The Company has elected to record the mortgage loans held for sale portfolio at fair market value as opposed to the lower of cost or market. The Company economically hedges its residential loans held for sale portfolio with forward sale agreements, which are reported at fair value. A lower of cost or market accounting treatment would not allow the Company to record the excess of the fair market value over book value, but would require the Company to record the corresponding reduction in value on the hedges. Both the loans and related hedges are carried at fair value, which reduces earnings volatility as the amounts more closely offset, particularly in environments when interest rates are declining. For loans held-for-sale for which the fair value option has been elected, the aggregate fair value exceeded the aggregate principal balance by $129 thousand and $131 thousand as of December 31, 2025 and 2024, respectively. There were no loans held-for-sale that were nonaccrual or 90 or more days past due as of December 31, 2025 and 2024. Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income in the consolidated statements of income. Interest income on these loans is recognized in interest and fees on loans in the consolidated statements of income.
Loans – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their amortized cost, inclusive of net deferred loan origination fees and costs and unamortized premium or discount. Accrued interest receivable on loans totaled $16.4 million and $15.7 million at December 31, 2025 and 2024, respectively, and was reported in Accrued Interest Receivable on the consolidated balance sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and amortized as a yield adjustment over the respective term of the loan using the interest method. Purchased loans are initially recorded at fair value and include credit and interest rate marks associated with acquisition accounting adjustments. Premiums and discounts are subsequently amortized or accreted as adjustments to interest income using the effective yield method over the contractual lives of the loans.
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
Allowance for Credit Losses – The Company accounts for the ACL in accordance with ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The current expected credit losses accounting standard commonly referred to as "CECL" requires an organization to measure all expected credit losses over the contractual term for financial assets measured at amortized cost, including loan receivables and held-to-maturity securities, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The CECL methodology also applies to off-balance sheet credit exposures not accounted for as insurance (e.g., loan commitments, standby letters of credit, financial guarantees and other similar instruments), net investments in leases recognized by a lessor in accordance with ASC Topic 842 on leases and AFS debt securities.
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
Loans collectively evaluated include loans that share similar risk characteristics. The ACL for loans collectively evaluated is measured using a lifetime expected loss rate model that considers historical loss performance and past events in addition to forecasts of future economic conditions. The Company elected to use the DCF methodology for the quantitative analysis for the majority of its loan segments, which applies the probability of default to future cash flows, using a loss driver model and loss given default factors, and then adjusts to the net present value to derive the required reserve. The probability of default estimates are derived through the application of reasonable and supportable economic forecasts to the regression models, which incorporates the Company's and peer loss-rate data, unemployment rate and GDP. The reasonable and supportable forecasts of the selected economic metrics are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to expected loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The prepayment and curtailment assumptions adjust the contractual terms of the loan to arrive at the expected cash flows. The development and validation of credit models also included determining the length of the reasonable and supportable forecast and regression period and utilizing national peer group historical loss rates. Management selected the national unemployment rate and GDP as the drivers of the quantitative portion of collectively evaluated reserves on loan classes reliant upon the DCF methodology. For the consumer loan segment, the quantitative reserve was calculated using the remaining life methodology where the average historical bank-specific and peer loss rates are applied to expected loan balances over an estimated remaining life of loans. The estimated remaining life is calculated using historical bank-specific loan attrition data.
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
Acquired Loans - Purchased loans that do not qualify as PCD loans are accounted for similar to originated loans, whereby an ACL is recognized with a corresponding increase to the provision for credit losses in the consolidated statements of income. For PCD loans, the nonaccrual status is determined in the same manner as for other loans. In accordance with the CECL standard, the Company accounts for its PCD loans under ASC 310-20, Receivables - Nonrefundable Fees and Other Assets ("ASC 310-20"). PCD loans are recorded at their fair value and include credit and interest rate marks associated with acquisition accounting adjustments plus the ACL expected at the time of acquisition resulting in a gross up of the amortized cost of the loans. Subsequent changes in the ACL from the initial ACL estimate are recorded as provision for credit losses in the consolidated statements of income. Purchase premiums or discounts are subsequently amortized as an adjustment to yield over the estimated contractual lives of the loans. Under ASC 310-20, the acquired loans are evaluated on an individual asset level, and not maintained in pools and accounted for as units of accounts, which would permit treating each pool as a single asset.
Following the Merger, the Company evaluated and classified the acquired loans as PCD if the loans had experienced more-than-insignificant credit deterioration since origination or as non-PCD if the loans had not experienced a more-than-insignificant amount of credit deterioration since origination. PCD loans included loans on nonaccrual status, loans with historical delinquency since loan origination or having a risk rating of watch, special mention, substandard, doubtful or loss based on the Company's internal risk rating system. At acquisition, the fair value of the PCD loans was recorded to the ACL, but not as a charge to the provision for credit losses in the consolidated statements of operations. The initial allowance was instead established by grossing up the amortized cost of the PCD loan. Subsequent to the acquisition, changes in the expected credit losses on PCD loans were recorded to the provision for credit losses. The ACL for non-PCD loans was recorded to the provision for credit losses in the same period as the acquisition.
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
Loans Serviced – The Bank administers secondary market mortgage programs available through the FHLB, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, and offers residential mortgage products and services to clients. The Bank originates single-family residential mortgage loans for sale in the secondary market and retains the servicing of those loans. At December 31, 2025 and 2024, the balance of loans serviced for others totaled $465.3 million and $491.3 million, respectively.

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
Premises and Equipment – Buildings, improvements, equipment and furniture and fixtures are carried at cost less accumulated depreciation and amortization. Land is carried at cost. Depreciation and amortization has been recognized generally on the straight-line method and is computed over the estimated useful lives of the various assets as follows: buildings and improvements, including leasehold improvements – 10 to 40 years; and furniture and equipment – 3 to 15 years. Leasehold improvements are amortized over the shorter of the lease term or the indicated life. Repairs and maintenance are charged to operations as incurred, while additions and improvements are typically capitalized. Gains or losses on the retirement or disposal of individual assets is recorded as income or expense in the period of retirement or disposal. Premises no longer in use and held for sale are included in other assets on the consolidated balance sheets at the lower of carrying value or fair value and no depreciation is charged on them. At December 31, 2025 and 2024, premises held-for-sale totaled zero and $1.9 million, respectively.
Leases - The Company evaluates its contracts at inception to determine if an arrangement either is a lease or contains one. Operating lease ROU assets are included in other assets and operating lease liabilities in other liabilities in the consolidated balance sheets. The Company has one finance lease at December 31, 2025, which was assumed through the Merger. The finance lease liability is included in other borrowings on the Company's consolidated balance sheets.
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
Goodwill is not amortized, but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual or other legal rights. The Company’s other intangible assets have finite lives and are amortized on either an accelerated amortization method or straight-line basis over their estimated lives, generally 10 years for deposit premiums and seven to 15 years for other client relationship intangibles.
Mortgage Servicing Rights – The estimated fair value of MSRs related to loans sold and serviced by the Company is recorded as an asset upon the sale of such loans. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are evaluated periodically for impairment by comparing the carrying amount to estimated fair value. Fair value is determined periodically through a DCF valuation performed by a third party. Significant inputs to the valuation include expected servicing income, net of expense, the discount rate and the expected life of the underlying loans. To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment through a charge against servicing income on the consolidated statements of income. If the Company determines, based on subsequent valuations, that the impairment no longer exists or is reduced, the valuation allowance is reduced through a credit to earnings. MSRs, net of the valuation allowance, totaled $3.3 million and $3.7 million at December 31, 2025 and 2024, respectively, and are included in other assets on the consolidated balance sheets.
Foreclosed Real Estate – Real estate acquired through foreclosure or other means is initially recorded at the fair value of the related real estate collateral at the transfer date less estimated selling costs, and subsequently at the lower of its carrying value or fair value less estimated costs to sell. Fair value is determined based on an independent third party appraisal of the property or, when appropriate, a recent sales offer. Costs to maintain such real estate are expensed as incurred. Costs that significantly improve the value of the properties are capitalized. The Company had zero and $138 thousand real estate acquired through foreclosure or other means at December 31, 2025 and 2024, respectively.
Investments in Real Estate Partnerships – The Company has a 99% limited partnership interest in several real estate partnerships in central Pennsylvania. These investments are affordable housing projects, which entitle the Company to tax deductions and credits that expire in 2035. The Company accounts for its investments in affordable housing projects under the proportional amortization method when the criteria are met. The investment in these real estate partnerships, included in other assets on the consolidated balance sheets, totaled $10.9 million and $10.0 million at December 31, 2025 and 2024, respectively.
Equity method losses totaled $211 thousand, $164 thousand and $322 thousand for the years ended December 31, 2025, 2024 and 2023, respectively, and are included in other noninterest income on the consolidated statements of income. Proportional amortization method losses totaled $214 thousand for the years ended December 31, 2025, 2024 and 2023, and are included in income tax expense on the consolidated statements of income. During 2025, 2024 and 2023, the Company recognized federal tax credits from these projects totaling $260 thousand for each year, which are included in income tax expense on the consolidated statements of income.
Advertising – The Company expenses advertising as incurred. Advertising expense totaled $181 thousand, $623 thousand and $502 thousand for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Stock Compensation Plans – The Company has stock compensation plans that cover employees and non-employees. Compensation expense relating to share-based payment transactions is measured based on the grant date fair value of the share award, including a Black-Scholes model for stock options. Compensation expense for all stock awards is calculated and recognized over the employees’ or non-employees' service period, generally defined as the vesting period.
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
Earnings Per Share – Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Restricted stock grants are included in weighted average common shares outstanding as they are earned. Diluted earnings per share includes additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options and restricted stock grants and are determined using the treasury stock method. Treasury shares are not deemed outstanding for earnings per share calculations.
Comprehensive Income – Comprehensive income consists of net income and OCI. Unrealized gains (losses) on AFS securities and interest rate swaps used in cash flow hedges, net of tax, were the components of AOCI at December 31, 2025 and 2024.
Fair Value – Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in the Note 20 to the consolidated financial statements. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.
Recently Adopted Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires updates to the disclosures of the income tax rate reconciliation and income taxes paid. The income tax rate reconciliation requires expanded disclosure, using percentages and reporting currency amounts, to include specific categories, including state and local income tax, net of the federal income tax effect, tax credits and nontaxable and non-deductible items, with additional qualitative explanations of individually significant reconciling items. The amount of income taxes paid require disaggregation by jurisdictional categories: federal, state and foreign. The Company adopted this guidance as of December 31, 2025 on a prospective basis and is disclosed in Note 8 - Income Taxes.
Recent Accounting Pronouncements
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
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), which requires an entity to begin capitalizing costs incurred for software projects when the entity has both authorized and committed to funding the software project and it is probable that the software project will be completed and used for its intended function. To determine the probability of completion, an entity will be required to consider if there is significant uncertainty during the development activities. The effective date of the amendment is for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-06 and its impact on the consolidated financial statements.
In November 2025, the FASB issued ASU 2025-08, Financial Instructions – Credit Losses (Topic 326) – Purchased Loans, which expands the scope of acquired financial assets subject to the gross-up approach under Topic 326. Specifically, loans, excluding credit card receivables, acquired without credit deterioration and loans considered “seasoned” would be accounted for using the gross-up approach at acquisition, which requires the initial ACL at acquisition to be added the amortized cost basis of the loans. The effective date of the amendment is for annual reporting periods beginning after December 15, 2026. The Company is evaluating the updated guidance to determine its impact on the consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), which is intended to improve disclosure requirements and provide guidance on disclosing material reporting events and changes occurring after the annual reporting period. The effective date is for annual reporting periods after December 15, 2027, with early adoption permitted. The Company is evaluating the updated guidance to determine its impact on disclosures.
NOTE 2. MERGER
On July 1, 2024, Orrstown completed a merger of equals (the "Merger"), pursuant to the Agreement and Plan of Merger (the "Merger Agreement"), dated as of December 12, 2023, by and between Orrstown and Codorus Valley. At the effective time of the Merger (the “Effective Time”), Codorus Valley was merged with and into Orrstown, with Orrstown as the surviving corporation, which was promptly followed by the merger of Codorus Valley’s wholly-owned bank subsidiary, PeoplesBank, A Codorus Valley Company, with and into Orrstown Bank, a wholly-owned subsidiary of Orrstown, with Orrstown Bank as the surviving bank.
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
In addition, at the Effective Time, (i) each option to purchase Codorus Common Stock issued under Codorus Valley’s 2007 Long-Term Incentive Plan, as amended, 2017 Long-Term Incentive Plan, as amended, and any other similar plan (collectively, the “Codorus Valley Equity Plans”), outstanding immediately prior to the Effective Time was automatically converted into an option to purchase a number of shares of Orrstown Common Stock equal to the product of the number of shares of Codorus Common Stock subject to such stock option immediately prior to the Effective Time and the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (a) the exercise price per share of Codorus Common Stock of such stock option immediately prior to the Effective Time divided by (b) the Exchange Ratio; (ii) all time-based restricted stock awards and time-based restricted stock unit awards granted under the Codorus Valley Equity Plans were vested in full; and (iii) all performance-based restricted stock awards and performance-based restricted stock unit awards granted under the Codorus Valley Equity Plans were vested in full. In addition, the 2007 Codorus Valley Bancorp, Inc. Restated Employee Stock Purchase Plan was terminated prior to the closing date of the Merger. Each outstanding share of Orrstown Common Stock remained outstanding and was unaffected by the Merger.
The total aggregate consideration delivered to holders of Codorus Common Stock was 8,532,038 shares of Orrstown Common Stock. The issuance of shares of Orrstown Common Stock in connection with the Merger was registered under the Securities Act on a registration statement initially filed by Orrstown with the SEC on March 29, 2024 and declared effective on April 23, 2024. The consideration transferred at the close of the transaction was $233.4 million based on the closing market price of Orrstown Common Stock of $27.36 on June 28, 2024.

The following tables summarize the purchase price consideration paid for Codorus Valley and the fair value of the assets acquired and liabilities assumed recognized at the acquisition date:

(dollars are in thousands, except per share data)
Number of shares of Codorus Common Stock outstanding	9,751,323
Per common share exchange ratio	0.875
Expected shares of Codorus Common Stock to be exchanged	8,532,408
Fractional shares of common stock to be paid in cash	(370)
Number of shares of Orrstown Common Stock - as exchanged	8,532,038
Orrstown Common Stock price per common share - closing stock price as of June 28, 2024	$27.36
Purchase price merger consideration for Codorus Valley	$233,437
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
The Company increased the fair value of premises by $6.6 million with a corresponding decrease to goodwill based upon updated independent market-based appraisals for buildings, land and land improvements. The fair value adjustments will depreciate based on the estimated useful life of 40 years.
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

NOTE 3. INVESTMENT SECURITIES
At December 31, 2025 and 2024, all investment securities were classified as AFS. The following table summarizes amortized cost and fair value of AFS securities, and the corresponding amounts of gross unrealized gains and losses recognized in AOCI and the ACL at December 31, 2025 and 2024:

	Amortized Cost	Gross Unrealized Gains	(Gross Unrealized Losses)	Allowance for Credit Losses	Fair Value
December 31, 2025
U.S. Treasury securities	$15,016	$—	$805	$—	$14,211
U.S. government agencies	1,746	50	—	—	1,796
States and political subdivisions	218,832	288	16,972	—	202,148
GSE residential MBSs	234,016	3,228	3,141	—	234,103
GSE commercial MBSs	6,081	106	16	—	6,171
GSE residential CMOs	354,954	3,425	4,376	—	354,003
Non-agency CMOs	60,693	363	1,233	—	59,823
Asset-backed	78,610	443	803	—	78,250
Corporate debt	1,947	45	—	—	1,992
Other	243	—	—	—	243
Totals	$972,138	$7,948	$27,346	$—	$952,740
December 31, 2024
U.S. Treasury securities	$20,043	$—	$1,980	$—	$18,063
U.S. government agencies	2,953	100	—	—	3,053
States and political subdivisions	220,418	10	20,400	—	200,028
GSE residential MBSs	155,793	52	4,297	—	151,548
GSE commercial MBSs	8,570	243	21	—	8,792
GSE residential CMOs	331,016	485	6,809	—	324,692
Non-agency CMOs	35,548	202	2,466	—	33,284
Asset-backed	88,450	655	1,002	—	88,103
Corporate debt	1,935	19	—	—	1,954
Other	194	—	—	—	194
Totals	$864,920	$1,766	$36,975	$—	$829,711

The following table summarizes investment securities with unrealized losses at December 31, 2025 and 2024, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
December 31, 2025
U.S. Treasury securities	—	$—	$—	2	$14,211	$805	2	$14,211	$805
States and political subdivisions	2	10,498	199	39	176,757	16,773	41	187,255	16,972
GSE residential MBSs	7	72,981	1,044	8	13,003	2,097	15	85,984	3,141
GSE commercial MBS	2	1,222	16	—	—	—	2	1,222	16
GSE residential CMOs	9	39,588	335	21	87,901	4,041	30	127,489	4,376
Non-agency CMOs	5	21,230	180	4	16,158	1,053	9	37,388	1,233
Asset-backed	2	3,890	29	9	43,168	774	11	47,058	803
Totals	27	$149,409	$1,803	83	$351,198	$25,543	110	$500,607	$27,346
December 31, 2024
U.S. Treasury securities	—	$—	$—	3	$18,063	$1,980	3	$18,063	$1,980
States and political subdivisions	13	10,080	131	42	189,448	20,269	55	199,528	20,400
GSE residential MBSs	68	85,836	1117	15	55,579	3,180	83	141,415	4297
GSE commercial MBS	3	2,963	21	—	—	—	3	2,963	21
GSE residential CMOs	52	158,439	729	15	56,443	6,080	67	214,882	6,809
Non-agency CMOs	2	8,816	218	4	16,636	2,248	6	25,452	2,466
Asset-backed	4	11,964	17	9	44,130	985	13	56,094	1,002
Totals	142	$278,098	$2,233	88	$380,299	$34,742	230	$658,397	$36,975
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
The Company did not record an ACL on the AFS securities at December 31, 2025 and 2024. As of these periods, the Company considers the unrealized losses on the AFS securities to be related to fluctuations in market conditions, primarily higher interest rates from the time of the security purchase, and not reflective of deterioration in credit. In addition, the Company maintains that it has the intent and ability to hold these AFS securities until the amortized cost is recovered and it is more likely than not that any of AFS securities in an unrealized loss position would not be required to be sold.
U.S. Treasury Securities. The unrealized losses presented in the table above have been caused by an increase in interest rates from the time these securities were purchased. Management considers the full faith and credit of the U.S. government in determining whether declines in fair value are due to credit factors.
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
The Company does not intend to sell the aforementioned investment securities with unrealized losses and it is more likely than not that the Company will not be required to sell them before recovery of their amortized cost basis, which may be maturity. In addition, the unrealized losses are not credit related. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at December 31, 2025.
The following table summarizes amortized cost and fair value of investment securities by contractual maturity at December 31, 2025. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$1,106	$1,107
Due after one year through five years	36,002	34,649
Due after five years through ten years	52,145	49,301
Due after ten years	148,531	135,333
CMOs and MBSs	655,744	654,100
Asset-backed	78,610	78,250
	$972,138	$952,740
The following table summarizes proceeds from sales of investment securities and gross gains and gross losses for the years ended December 31, 2025, 2024 and 2023.

	2025	2024	2023
Proceeds from sale of investment securities	$83,876	$162,669	$22,006
Gross gains	565	271	8
Gross losses	399	22	55
During the years ended December 31, 2025 and 2024, the Company recorded net investment security gains of $166 thousand and $249 thousand, respectively, and net investment security losses of $47 thousand for the year ended December 31, 2023. During 2025, there were net gains of $117 thousand from the sales of GSE residential MBS and CMO securities and U.S. Treasury securities with principal balances totaling $78.8 million and $5.0 million, respectively, and gains of $49 thousand from mark-to-market activity on an equity security. During 2024, there was a gain of $181 thousand from a security redemption and net gains of $68 thousand from mark-to-market activity on an equity security. In addition, during 2024, the portfolio was restructured to align the interest rate risk and credit profile for the combined balance sheet from the Merger. The Company sold investment securities with a principal balance of $162.7 million in proximity to the Merger date for no gain or loss as the fair value of the investment securities approximated the book value. During 2023, the Company sold investment securities with a principal balance of $22.0 million for a net loss of $44 thousand, in addition to recording net losses of $3 thousand due to mark-to-market activity on an equity security.
Investment securities with a fair value of $556.5 million and $669.2 million at December 31, 2025 and 2024, respectively, were pledged to secure public funds and for other purposes as required or permitted by law. At December 31, 2025 and 2024, no AFS investment securities holding of any one issuer, other than the U.S. government and its agencies, amounted to greater than 10% of shareholders’ equity.
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

The following table presents the loan portfolio by segment and class, excluding residential LHFS, at December 31, 2025 and 2024:

	2025	2024
Commercial real estate:
Owner-occupied	$644,713	$633,567
Non-owner occupied	1,260,198	1,160,238
Multi-family	236,703	274,135
Non-owner occupied residential	155,749	179,512
Acquisition and development:
1-4 family residential construction	41,489	47,432
Commercial and land development	198,234	241,424
Agricultural	121,417	125,156
Commercial and industrial	489,371	451,384
Municipal	25,302	30,044
Residential mortgage:
First lien	478,870	460,297
Home equity – term	5,972	5,988
Home equity – lines of credit	321,438	303,561
Other - term(1)	22,906	—
Installment and other loans	18,331	18,476
Total loans	$4,020,693	$3,931,214

(1) Other - term includes property assessed clean energy ("PACE") loans with unearned income of $505 thousand at December 31, 2025.
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
The Company has a loan review policy and program, which is designed to identify and monitor risk, evaluate the adequacy and adherence to internal credit policies and loan administration procedures, verify the quality of loan approval, monitoring and risk assessments, and assess the overall quality of the loan portfolio. The Management ERM Committee, comprised of executive officers, senior officers and loan department personnel, is charged with the oversight of overall credit quality and risk exposure of the Company's loan portfolio. This includes the monitoring of the lending activities of all Company personnel with respect to underwriting and processing new loans and the timely follow-up and corrective action for loans showing signs of deterioration in quality. A loan review program provides the Company with an independent review of the commercial loan portfolio on an ongoing basis. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as extended delinquencies, bankruptcy, repossession or death of the borrower occurs, which heightens awareness as to a possible credit event.
Internal loan reviews are completed annually on all commercial relationships with a committed loan balance in excess of $2.0 million, which includes confirmation of risk rating by an independent credit officer. In addition, all commercial relationships greater than $500 thousand rated special mention, substandard, doubtful or loss are reviewed quarterly and corresponding risk ratings are reaffirmed by the Company's Problem Loan Committee, with subsequent reporting to the Management ERM Committee and the Board ERM Committee.

The following table presents the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of December 31, 2025 and 2024. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan and payment activity. Residential mortgage, installment and other consumer loans are presented below based on payment performance: performing or nonperforming.

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$96,640	$46,784	$88,930	$103,934	$90,037	$152,232	$13,102	$3,642	$595,301
Special mention	—	10,810	1,713	—	6,721	8,927	93	—	28,264
Substandard - Non-IEL	—	723	1,499	4,411	3,837	3,822	1,658	70	16,020
Substandard - IEL	—	—	643	821	974	2,690	—	—	5,128
Total owner-occupied loans	$96,640	$58,317	$92,785	$109,166	$101,569	$167,671	$14,853	$3,712	$644,713
Current period gross charge offs - owner-occupied	$—	$—	$—	$337	$—	$3	$—	$—	$340
Non-owner occupied:
Risk rating
Pass	$174,958	$92,343	$126,924	$188,935	$305,539	$338,309	$9,044	$—	$1,236,052
Special mention	—	—	10,053	3,002	—	9,763	—	—	22,818
Substandard - Non-IEL	—	—	—	883	—	—	—	—	883
Substandard - IEL	—	—	139	143	163	—	—	—	445
Total non-owner occupied loans	$174,958	$92,343	$137,116	$192,963	$305,702	$348,072	$9,044	$—	$1,260,198
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family:
Risk rating
Pass	$15,347	$9,283	$6,800	$77,290	$45,263	$71,549	$860	$672	$227,064
Special mention	—	—	—	8,751	755	—	—	—	9,506
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	133	—	—	—	—	133
Total multi-family loans	$15,347	$9,283	$6,800	$86,174	$46,018	$71,549	$860	$672	$236,703
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$—	$—	$—	$—
(continued)

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Non-owner occupied residential:
Risk rating
Pass	$9,829	$9,460	$17,833	$26,227	$24,378	$59,928	$479	$146	$148,280
Special mention	—	487	—	39	763	1,243	—	38	2,570
Substandard - Non-IEL	—	—	128	561	2,445	1,210	—	100	4,444
Substandard - IEL	—	—	—	236	121	98	—	—	455
Total non-owner occupied residential loans	$9,829	$9,947	$17,961	$27,063	$27,707	$62,479	$479	$284	$155,749
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$—	$—	$—	$—	$—	$—
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$32,602	$5,145	$2,408	$411	$923	$—	$—	$—	$41,489
Special mention	—	—	—	—	—	—	—	—	—
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total 1-4 family residential construction loans	$32,602	$5,145	$2,408	$411	$923	$—	$—	$—	$41,489
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and land development:
Risk rating
Pass	$29,243	$53,272	$27,951	$57,777	$5,319	$3,213	$9,049	$—	$185,824
Special mention	—	—	4,166	—	—	—	—	—	4,166
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	275	7,639	330	—	—	—	8,244
Total commercial and land development loans	$29,243	$53,272	$32,392	$65,416	$5,649	$3,213	$9,049	$—	$198,234
Current period gross charge offs - commercial and land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural
Risk rating
Pass	$12,698	$8,621	$12,006	$19,421	$17,013	$25,466	$15,533	$723	$111,481
Special mention	—	1,491	1,670	1,240	1,120	3,878	98	—	9,497
Substandard - Non-IEL	—	74	—	9	199	—	148	—	430
Substandard - IEL	—	—	—	9	—	—	—	—	9
Total agricultural loans	$12,698	$10,186	$13,676	$20,679	$18,332	$29,344	$15,779	$723	$121,417
Current period gross charge offs - agricultural	$—	$—	$—	$—	$25	$6	$—	$—	$31
Commercial and Industrial:
Risk rating
Pass	$76,830	$80,815	$36,440	$45,357	$40,702	$20,836	$137,914	$8,209	$447,103
Special mention	87	6,999	8,285	263	792	344	12,466	834	30,070
Substandard - Non-IEL	—	12	1,152	99	906	18	5,975	176	8,338
Substandard - IEL	—	321	227	233	179	912	—	1,988	3,860
Total commercial and industrial loans	$76,917	$88,147	$46,104	$45,952	$42,579	$22,110	$156,355	$11,207	$489,371
Current period gross charge offs - commercial and industrial	$—	$—	$406	$175	$56	$100	$499	$—	$1,236
(continued)

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Municipal:
Risk rating
Pass	$—	$55	$—	$9,012	$2,841	$11,991	$—	$—	$23,899
Special mention	—	—	—	—	—	1,403	—	—	1,403
Total municipal loans	$—	$55	$—	$9,012	$2,841	$13,394	$—	$—	$25,302
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential mortgage:
First lien:
Payment performance
Performing	$74,268	$54,459	$89,440	$92,611	$46,907	$114,926	$—	$—	$472,611
Nonperforming	—	626	1,060	176	134	4,263	—	—	6,259
Total first lien loans	$74,268	$55,085	$90,500	$92,787	$47,041	$119,189	$—	$—	$478,870
Current period gross charge offs - first lien	$—	$51	$—	$—	$27	$10	$—	$—	$88
Home equity - term:
Payment performance
Performing	$1,015	$319	$576	$894	$172	$2,814	$—	$—	$5,790
Nonperforming	87	—	—	—	—	95	—	—	182
Total home equity - term loans	$1,102	$319	$576	$894	$172	$2,909	$—	$—	$5,972
Current period gross charge offs - home equity - term	$—	$—	$—	$36	$—	$—	$—	$—	$36
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$223,787	$94,178	$317,965
Nonperforming	—	—	—	—	—	—	25	3,448	3,473
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$223,812	$97,626	$321,438
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$23	$—	$—	$23
Other - term:
Payment performance
Performing	$—	$22,906	$—	$—	$—	$—	$—	$—	$22,906
Nonperforming	—	—	—	—	—	—	—	—	—
Total other - term loans	$—	$22,906	$—	$—	$—	$—	$—	$—	$22,906
Current period gross charge offs - other - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
Installment and other loans:
Payment performance
Performing	$1,186	$1,052	$1,425	$1,153	$345	$213	$12,930	$25	$18,329
Nonperforming	—	—	2	—	—	—	—	—	2
Total Installment and other loans	$1,186	$1,052	$1,427	$1,153	$345	$213	$12,930	$25	$18,331
Current period gross charge offs - installment and other	$453	$234	$6	$8	$4	$15	$74	$—	$794

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$55,068	$86,255	$106,696	$112,278	$31,495	$155,543	$14,653	$280	$562,268
Special mention	—	1,674	18,563	1,895	7,946	5,422	165	—	35,665
Substandard - Non-IEL	—	694	14,572	4,204	2,477	4,899	4,510	—	31,356
Substandard - IEL	—	9	—	1,110	245	2,914	—	—	4,278
Total owner-occupied loans	$55,068	$88,632	$139,831	$119,487	$42,163	$168,778	$19,328	$280	$633,567
Current period gross charge offs - owner-occupied	$—	$217	$13	$313	$—	$12	$—	$—	$555
Non-owner occupied:
Risk rating
Pass	$82,441	$146,020	$193,131	$326,586	$123,646	$256,212	$2,335	$—	$1,130,371
Special mention	—	10,081	2,985	334	7,920	1,919	—	—	23,239
Substandard - Non-IEL	482	—	1,049	—	1,043	2,588	—	—	5,162
Substandard - IEL	—	—	—	—	—	1,466	—	—	1,466
Total non-owner occupied loans	$82,923	$156,101	$197,165	$326,920	$132,609	$262,185	$2,335	$—	$1,160,238
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$65	$—	$—	$65
Multi-family:
Risk rating
Pass	$7,269	$12,679	$105,883	$54,028	$30,968	$54,676	$1,351	$—	$266,854
Special mention	—	—	1,094	—	—	—	—	—	1,094
Substandard - Non-IEL	—	—	571	4,658	—	237	—	—	5,466
Substandard - IEL	—	—	—	—	—	721	—	—	721
Total multi-family loans	$7,269	$12,679	$107,548	$58,686	$30,968	$55,634	$1,351	$—	$274,135
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$7	$—	$—	$7
Non-owner occupied residential:
Risk rating
Pass	$9,322	$22,771	$29,681	$29,729	$19,410	$64,851	$1,257	$—	$177,021
Special mention	—	—	—	147	42	478	39	—	706
Substandard - Non-IEL	—	—	166	133	—	1,311	—	—	1,610
Substandard - IEL	—	—	43	—	—	132	—	—	175
Total non-owner occupied residential loans	$9,322	$22,771	$29,890	$30,009	$19,452	$66,772	$1,296	$—	$179,512
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$29	$—	$—	$—	$—	$29
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$30,908	$7,079	$2,295	$598	$935	$762	$3,921	$—	$46,498
Special mention	74	717	—	—	—	143	—	—	934
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total 1-4 family residential construction loans	$30,982	$7,796	$2,295	$598	$935	$905	$3,921	$—	$47,432
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
(continued)

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial and land development:
Risk rating
Pass	$60,420	$57,563	$74,893	$14,107	$372	$6,928	$7,280	$—	$221,563
Special mention	734	—	4,557	998	1,841	3,451	—	—	11,581
Substandard - Non-IEL	2,966	1,656	—	—	—	—	—	—	4,622
Substandard - IEL	—	18	3,282	358	—	—	—	—	3,658
Total commercial and land development loans	$64,120	$59,237	$82,732	$15,463	$2,213	$10,379	$7,280	$—	$241,424
Current period gross charge offs - commercial and land development	$—	$23	$—	$—	$—	$—	$—	$—	$23
Agricultural
Risk rating
Pass	$14,663	$14,507	$21,782	$19,486	$10,463	$28,095	$13,891	$164	$123,051
Special mention	—	—	—	25	—	902	161	—	1,088
Substandard - Non-IEL	—	—	13	—	—	207	—	—	220
Substandard - IEL	—	—	797	—	—	—	—	—	797
Total agricultural loans	$14,663	$14,507	$22,592	$19,511	$10,463	$29,204	$14,052	$164	$125,156
Current period gross charge offs - agricultural	$—	$1	$—	$18	$—	$18	$1	$—	$38
Commercial and Industrial:
Risk rating
Pass	$82,924	$55,109	$53,482	$49,937	$15,405	$17,215	$137,379	$2,768	$414,219
Special mention	485	2,000	2,477	293	2	23	10,516	—	15,796
Substandard - Non-IEL	—	1,037	2,547	3,409	—	490	8,386	—	15,869
Substandard - IEL	409	2,772	140	191	884	921	183	—	5,500
Total commercial and industrial loans	$83,818	$60,918	$58,646	$53,830	$16,291	$18,649	$156,464	$2,768	$451,384
Current period gross charge offs - commercial and industrial	$—	$335	$212	$60	$1,739	$60	$571	$—	$2,977
Municipal:
Risk rating
Pass	$1,565	$—	$10,006	$3,124	$269	$15,080	$—	$—	$30,044
Total municipal loans	$1,565	$—	$10,006	$3,124	$269	$15,080	$—	$—	$30,044
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential mortgage:
First lien:
Payment performance
Performing	$62,970	$101,901	$103,347	$52,420	$25,303	$109,113	$—	$—	$455,054
Nonperforming	672	308	241	483	218	3,321	—	—	5,243
Total first lien loans	$63,642	$102,209	$103,588	$52,903	$25,521	$112,434	$—	$—	$460,297
Current period gross charge offs - first lien	$—	$—	$—	$—	$—	$2	$—	$—	$2
Home equity - term:
Payment performance
Performing	$395	$752	$1,040	$201	$462	$3,068	$—	$—	$5,918
Nonperforming	—	—	36	—	—	34	—	—	70
Total home equity - term loans	$395	$752	$1,076	$201	$462	$3,102	$—	$—	$5,988
Current period gross charge offs - home equity - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
(continued)

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$200,886	$100,331	$301,217
Nonperforming	—	—	—	—	—	—	2,048	296	2,344
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$202,934	$100,627	$303,561
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$—	$63	$—	$63
Installment and other loans:
Payment performance
Performing	$2,197	$2,764	$2,209	$830	$119	$496	$9,817	$19	$18,451
Nonperforming	9	3	—	—	—	13	—	—	25
Total Installment and other loans	$2,206	$2,767	$2,209	$830	$119	$509	$9,817	$19	$18,476
Current period gross charge offs - installment and other	$209	$12	$—	$32	$—	$33	$21	$—	$307

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
At December 31, 2025 and 2024, the Company’s individually evaluated loans were measured based on the estimated fair value of the collateral securing the loan or the present value of future cash flows. For real estate loans, collateral generally consists of commercial or residential real estate, but in the case of commercial and industrial loans, it could also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
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

The following table presents the amortized cost basis of nonaccrual loans, according to loan class, with and without reserves on individually evaluated loans as of December 31, 2025 and 2024. The Company did not recognize interest income on nonaccrual loans for the years ended December 31, 2025 and 2024. During the year ended December 31, 2024, the Company recorded interest income previously applied to principal of $1.6 million from the payoff of a commercial real estate loan that was on nonaccrual status, which had an outstanding principal balance of $13.4 million.

	December 31, 2025				December 31, 2024
	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing
Commercial real estate:
Owner-occupied	$227	$4,901	$5,128	$68	$232	$4,046	$4,278	$—
Non-owner occupied	—	445	445	—	—	1,466	1,466	—
Multi-family	133	—	133	—	—	721	721	237
Non-owner occupied residential	—	455	455	—	—	175	175	—
Acquisition and development:
Commercial and land development	3,005	5,239	8,244	—	3,282	376	3,658	—
Agricultural	—	9	9	—	—	797	797	—
Commercial and industrial	1,197	2,663	3,860	—	2,822	2,678	5,500	113
Residential mortgage:
First lien	—	6,100	6,100	431	—	5,077	5,077	243
Home equity – term	—	182	182	—	36	34	70	18
Home equity – lines of credit	—	3,473	3,473	190	—	2,344	2,344	30
Other - term	—	—	—	346	—	—	—	—
Installment and other loans	2	—	2	5	15	10	25	—
Total	$4,564	$23,467	$28,031	$1,040	$6,387	$17,724	$24,111	$641
A loan is considered to be collateral-dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral. At December 31, 2025 and 2024, substantially all individually evaluated loans were collateral-dependent and consisted primarily of commercial real estate, acquisition and development and residential mortgage loans, which were primarily secured by commercial or residential real estate. The following table presents the amortized cost basis of collateral-dependent loans by class as of December 31, 2025:

	Type of Collateral
December 31, 2025	Business Assets	Commercial Real Estate	Equipment	Land	Residential Real Estate	Other	Total
Commercial real estate:
Owner occupied	$—	$5,128	$—	$—	$—	$—	$5,128
Non-owner occupied	—	445	—	—	—	—	445
Multi-family	—	133	—	—	—	—	133
Non-owner occupied residential	—	455	—	—	—	—	455
Acquisition and development:
Commercial and land development	—	7,897	—	347	—	—	8,244
Agricultural	—	—	9	—	—	—	9
Commercial and industrial	2,921	—	945	—	—	—	3,866
Residential mortgage:
First lien	—	—	—	—	5,914	—	5,914
Home equity - term	—	—	—	—	182	—	182
Home equity - lines of credit	—	—	—	—	3,473	—	3,473
Installment and other loans	—	—	2	—	—	—	2
Total	$2,921	$14,058	$956	$347	$9,569	$—	$27,851
December 31, 2024
Commercial real estate:
Owner occupied	$—	$4,269	$—	$—	$—	$—	$4,269
Non-owner occupied	—	1,463	—	—	—	—	1,463
Multi-family	—	721	—	—	—	—	721
Non-owner occupied residential	—	175	—	—	—	—	175
Acquisition and development:
Commercial and land development	—	3,381	—	277	—	—	3,658
Agricultural	—	—	—	797	—	—	797
Commercial and industrial	1,919	—	3,515	—	—	—	5,434
Residential mortgage:
First lien	—	—	—	—	5,007	—	5,007
Home equity - term	—	—	—	—	70	—	70
Home equity - lines of credit	—	—	—	—	2,344	—	2,344
Installment and other loans	—	—	3	—	—	9	12
Total	$1,919	$10,009	$3,518	$1,074	$7,421	$9	$23,950
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
The Company may modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, interest rate reduction or an other-than-insignificant payment delay. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL. The Company may also provide multiple types of modifications on an individual loan. Upon the Company's determination that a modified loan has subsequently been deemed uncollectible, the portion determined to be uncollectible is charged off. The amortized cost basis of the loan is then reduced by the charge-off and the ACL is also adjusted accordingly.
During the year ended December 31, 2025, the Company extended modifications to five borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan compared to eight borrowers during the year ended December 31, 2024. In addition, the Company acquired three FDM loans, which were modified prior to the Merger during 2024.

For loans previously modified to borrowers experiencing financial difficulty, there are FDMs totaling $4.7 million that were 90 days or more past due and on nonaccrual status. The Company had committed to lend additional amounts to one commercial client, who was experiencing financial difficulty, with a loan previously modified that was a FDM. At December 31, 2025, the total commitment was $350 thousand and the outstanding loan balance was $300 thousand.
The following table presents the fair value of loans that were both experiencing financial difficulty and modified during the years ended December 31, 2025 and 2024, by loan class and by type of modification. The percentage of loans that were modified to borrowers experiencing difficulty as compared to the loan class is also presented below.

December 31, 2025	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reductions	Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	$—	$—	$723	$—	$—	$128	0.13%
Acquisition and development:
Commercial and land development	—	—	4,633	—	—	—	2.34%
	$—	$—	$5,356	$—	$—	$128
December 31, 2024
Commercial real estate:
Owner-occupied	$—	$—	$506	$—	$—	$—	0.08%
Multi-family	—	—	721	—	—	—	0.26%
Acquisition and development:
1-4 family residential construction	—	—	143	—	—	—	0.30%
Commercial and land development	—	—	4,557	—	—	—	1.89%
Commercial and industrial	—	—	66	3,263	—	—	0.74%
	$—	$—	$5,993	$3,263	$—	$—

The Company monitors the performance of the modified loans to borrowers experiencing financial difficulty to determine the effectiveness of its modification efforts. The following table presents the performance of the modified loans in the previous twelve months. For the year ended December 31, 2025, modified loans to borrowers experiencing financial difficulty that had a payment default in the twelve months following the modification totaled $4.7 million, which included commercial and land development loans with modified term extensions with an amortized cost of $4.6 million and an owner-occupied commercial real estate loan with a combination of a modified term extension and interest rate reduction with an amortized cost of $74 thousand. For the year ended December 31, 2024, modified loans to borrowers experiencing financial difficulty that had a payment default in the twelve months following the modification included commercial and industrial loans with modified term extensions with an amortized cost of $150 thousand.

December 31, 2025	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Non-Accrual
Commercial real estate:
Owner-occupied	$777	$—	$—	$—	$777	$74
Acquisition and development:
Commercial and land development	—	—	—	—	—	4,633
Total:	$777	$—	$—	$—	$777	$4,707
December 31, 2024
Commercial real estate:
Owner-occupied	$—	$—	$—	$—	$—	$506
Multi-family	—	—	—	—	—	721
Acquisition and development:
1-4 family residential construction	143	—	—	—	143	—
Commercial and land development	$4,557	$—	$—	$—	$4,557	$—
Commercial and industrial	66	—	—	—	66	3,263
Total:	$4,766	$—	$—	$—	$4,766	$4,490

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the years ended December 31, 2025 and 2024:

December 31, 2025	Principal Forgiveness	Weighted Average interest Rate Reduction	Weighted Average Term Extension (in years)
Commercial real estate:
Owner-occupied	$—	2.6%	1.6
Acquisition and development:
Commercial and land development	—	—%	1.3
December 31, 2024
Commercial real estate:
Owner-occupied	$—	4.0%	2.0
Multi-family	—	—%	1.0
Acquisition and development:
1-4 family residential construction	—	—%	1.0
Commercial and land development	—	—%	1.0
Commercial and industrial	—	0.7%	4.0

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due by aggregating loans based on its delinquencies. The following table presents the classes of the loan portfolio summarized by aging categories at December 31, 2025 and 2024:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due	Total Loans
December 31, 2025
Commercial real estate:
Owner occupied	$1,066	$148	$1,770	$2,984	$641,729	$644,713
Non-owner occupied	462	792	—	1,254	1,258,944	1,260,198
Multi-family	100	—	133	233	236,470	236,703
Non-owner occupied residential	98	24	115	237	155,512	155,749
Acquisition and development:
1-4 family residential construction	—	—	—	—	41,489	41,489
Commercial and land development	—	151	7,969	8,120	190,114	198,234
Agricultural	807	—	—	807	120,610	121,417
Commercial and industrial	1,614	155	1,139	2,908	486,463	489,371
Municipal	—	—	—	—	25,302	25,302
Residential mortgage:
First lien	9,264	3,158	4,085	16,507	462,363	478,870
Home equity - term	53	55	128	236	5,736	5,972
Home equity - lines of credit	2,101	491	2,715	5,307	316,131	321,438
Other - term	—	—	346	346	22,560	22,906
Installment and other loans	28	13	5	46	18,285	18,331
	$15,593	$4,987	$18,405	$38,985	$3,981,708	$4,020,693
December 31, 2024
Commercial real estate:
Owner occupied	$1,753	$2,070	$1,433	$5,256	$628,311	$633,567
Non-owner occupied	1,251	148	72	1,471	1,158,767	1,160,238
Multi-family	124	—	237	361	273,774	274,135
Non-owner occupied residential	1,383	115	65	1,563	177,949	179,512
Acquisition and development:
1-4 family residential construction	1,540	532	—	2,072	45,360	47,432
Commercial and land development	818	—	3,301	4,119	237,305	241,424
Agricultural	466	845	—	1,311	123,845	125,156
Commercial and industrial	410	280	4,459	5,149	446,235	451,384
Municipal	237	—	—	237	29,807	30,044
Residential mortgage:
First lien	17,534	4,827	2,822	25,183	435,114	460,297
Home equity - term	37	69	18	124	5,864	5,988
Home equity - lines of credit	3,612	318	1,208	5,138	298,423	303,561
Installment and other loans	94	11	12	117	18,359	18,476
	$29,259	$9,215	$13,627	$52,101	$3,879,113	$3,931,214

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
Based on management's analysis, adjustments may be applied for additional factors impacting the risk of loss in the loan portfolio beyond the quantitatively calculated reserve calculated on collectively evaluated loans. As the quantitative reserve calculation incorporates historical conditions, management may consider an additional or reduced reserve is warranted through qualitative risk factors based on current and expected conditions, which may be assigned at different levels of significance: minor, moderate or major. All factors noted above were deemed appropriate at December 31, 2025. These qualitative risk factors considered by management include significant or unexpected changes in:
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
Other External Factors - including regulatory and legal environment risks and competition.

The following table presents the activity in the ACL, including the impact of adopting CECL, for the years ended December 31, 2025, 2024 and 2023.

	Commercial						Consumer
	Commercial Real Estate	Acquisition and Development	Agricultural	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2025
Balance, beginning of year	$29,551	$6,601	$110	$6,190	$320	$42,772	$5,240	$677	$5,917	$—	$48,689
Provision for credit losses	(3,678)	(424)	48	1,087	8	(2,959)	2,439	646	3,085	—	126
Charge-offs	(340)	—	(31)	(1,236)	—	(1,607)	(147)	(794)	(941)	—	(2,548)
Recoveries	19	2	—	1,073	—	1,094	176	144	320	—	1,414
Balance, end of year	$25,552	$6,179	$127	$7,114	$328	$39,300	$7,708	$673	$8,381	$—	$47,681
December 31, 2024
Balance, beginning of year	$17,873	$2,241	$437	$5,369	$157	$26,077	$2,424	$201	$2,625	$—	$28,702
Allowance established for acquired PCD Loans	1,321	2,535	2	1,947	—	5,805	105	10	115	—	5,920
Provision for credit losses	10,963	1,809	(292)	1,467	163	14,110	2,696	602	3,298	—	17,408
Charge-offs	(656)	(23)	(38)	(2,977)	—	(3,694)	(65)	(307)	(372)	—	(4,066)
Recoveries	50	39	1	384	—	474	80	171	251	—	725
Balance, end of year	$29,551	$6,601	$110	$6,190	$320	$42,772	$5,240	$677	$5,917	$—	$48,689
December 31, 2023
Balance, beginning of year	$13,558	$3,214	$218	$4,287	$24	$21,301	$3,444	$188	$3,632	$245	$25,178
Impact of adopting ASC 326	2,857	(214)	200	728	169	3,740	(1,121)	49	(1,072)	(245)	2,423
Provision for loan losses	1,360	(764)	19	1,004	(36)	1,583	6	93	99	—	1,682
Charge-offs	(12)	—	—	(748)	—	(760)	(98)	(247)	(345)	—	(1,105)
Recoveries	110	5	—	98	—	213	193	118	311	—	524
Balance, end of year	$17,873	$2,241	$437	$5,369	$157	$26,077	$2,424	$201	$2,625	$—	$28,702

NOTE 5. PREMISES AND EQUIPMENT
The following table summarizes premises and equipment at December 31, 2025 and 2024:

	2025	2024
Land and land improvements	$12,426	$12,421
Buildings and improvements	40,423	37,932
Leasehold improvements	6,806	6,685
Furniture and equipment	26,036	25,345
Construction in progress	401	757
	86,092	83,140
Less accumulated depreciation	35,063	32,923
	$51,029	$50,217
Depreciation expense totaled $3.4 million, $2.6 million, and $2.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
NOTE 6. LEASES
A lease provides the lessee the right to control the use of an identified asset for a period of time in exchange for consideration. The Company has primarily entered into operating leases for branches and office space. Most of the Company's leases contain renewal options, which the Company is reasonably certain to exercise. Including renewal options, the Company's leases range from two to 27 years. Operating and finance lease right-of-use assets are included in other assets, operating lease liabilities are included in other liabilities and the finance lease liability is included in other borrowings on the Company's consolidated balance sheets.
The Company uses its incremental borrowing rate to determine the present value of the lease payments, as the rate implicit in the Company's leases is not readily determinable. Lease agreements that contain non-lease components are generally accounted for as a single lease component, while variable costs, such as common area maintenance expenses and property taxes, are expensed as incurred.
The following table summarizes the Company's right-of-use assets and related lease liabilities at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Operating lease ROU assets	$13,854	$13,438
Operating lease ROU liabilities	14,722	14,270
Weighted-average remaining lease term (in years)	15.2	15.6
Weighted-average discount rate	4.5%	4.8%
The following table summarizes the Company's finance lease asset at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Financing lease assets	$299	$362
Weighted-average remaining lease term (in years)	4.2	5.2
Weighted-average discount rate	5.0%	5.0%
The following table presents information related to the Company's operating and finance leases for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Cash paid for operating lease liabilities	$1,603	$1,533
Cash paid for finance lease liabilities	79	38
Operating and finance lease expense	1,846	1,127

The following table presents expected future maturities of the Company's operating lease liabilities at December 31, 2025:

2026	$1,700
2027	1,737
2028	1,472
2029	1,393
2030	1,350
Thereafter	14,087
21,739
Less: imputed interest	7,017
Total operating lease liabilities	$14,722

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS
At December 31, 2025 and 2024, goodwill was $69.8 million and $68.1 million, respectively. During 2024, $49.4 million was added through the Merger. As permitted under GAAP, the Company had up to twelve months following the date of the merger to finalize the fair values of the acquired assets and assumed liabilities related to the merger of Codorus Valley. During this measurement period, the Company may record subsequent adjustments totaling $1.6 million to goodwill for provisional amounts related to income taxes recorded at the Merger date, which increased total goodwill from the Merger with Codorus Valley to $51.0 million. The measurement period to finalize the fair values of the acquired assets and assumed liabilities ended on June 30, 2025. No further adjustments to the fair values were recorded subsequent to twelve months following the Merger date.

	2025	2024
Balance, beginning of year	$68,106	$18,724
Acquired goodwill	—	49,382
Adjustments to acquired goodwill	1,645	—
Balance, end of year	$69,751	$68,106
Goodwill is not amortized, but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit. The Company conducted its last annual goodwill impairment test as of November 30, 2025 using generally accepted valuation methods. As a result of that impairment test, no goodwill impairment was identified. No changes occurred that would impact the results of that analysis through December 31, 2025. No impairment charges were recorded in December 31, 2025 and 2024.
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
The following table presents changes in and components of other intangible assets for the years ended December 31, 2025 and 2024. No impairment charges were recorded on other intangible assets during the years ended December 31, 2025 and 2024.

	2025	2024
Balance, beginning of year	$47,765	$2,414
Acquired CDI	—	40,140
Adjustment to acquired customer list	(10)	10,953
Amortization expense	(9,765)	(5,742)
Balance, end of year	$37,990	$47,765

The following table presents the components of other identifiable intangible assets at December 31, 2025 and 2024.

	2025		2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$48,530	$18,706	$48,530	$10,911
Other client relationship intangibles	11,231	3,065	11,242	1,096
Total	$59,761	$21,771	$59,772	$12,007
The following table presents future estimated aggregate amortization expense at December 31, 2025.

2026	$8,585
2027	7,404
2028	6,226
2029	5,126
2030	4,111
Thereafter	6,538
$37,990
The Company incurred amortization expense on other identifiable intangible assets of $9.8 million, $5.7 million and $953 thousand in the years ended December 31, 2025, 2024 and 2023, respectively.
NOTE 8. INCOME TAXES
The Company files income tax returns in the U.S. federal jurisdiction, the Commonwealth of Pennsylvania and the State of Maryland. Generally, the Company is no longer subject to tax examination by tax authorities for years before 2022.
The following table summarizes income tax expense from continuing operations for the year ended December 31, 2025 as required by ASU 2023-09:

2025
Current expense:
Federal	$14,097
State	1,686
Total current expense	15,783
Deferred expense:
Federal	5,231
State	768
Total deferred expense	5,999
Income tax expense	$21,782
The following table summarizes income tax expense for the years ended December 31, 2024 and 2023 prior to the adoption of ASU 2023-09:

	2024	2023
Current expense	$6,623	$10,021
Deferred benefit	(867)	(651)
Income tax expense	$5,756	$9,370

The following table reconciles the Company's effective income tax rate to its statutory federal rate for the year ended December 31, 2025 as required by ASU 2023-09:

	2025
	Amount	Percent
U.S. statutory federal tax rate	$21,554	21.0%
State income taxes, net of federal income tax effect (1)	1,939	1.9
Nontaxable and nondeductible items:
Tax-exempt interest income	(1,420)	(1.4)
Other nontaxable or nondeductible items	371	0.4
Tax credits (2)	(46)	—
Other	(616)	(0.7)
Effective income tax rate	$21,782	21.2%

(1) State income taxes in Maryland made up the majority (greater than 50%) of the tax effect in this category.
(2) The tax credits category includes the impact from proportional amortization and other tax benefits from the Company’s low income housing tax credit investments.
The following table reconciles the Company's effective income tax rate to its statutory federal rate for the years ended December 31, 2024 and 2023 prior to the adoption of ASU 2023-09:

	2024	2023
U.S. statutory federal tax rate	21.0%	21.0%
Increase (decrease) resulting from:
State income taxes, net of federal income tax effect	2.3	1.5
Tax-exempt interest income	(4.6)	(2.5)
Income from life insurance	(2.1)	(0.8)
Disallowed interest expense	2.8	1.1
Low-income housing credits and related expenses	(0.2)	(0.1)
Merger-related expenses	1.3	0.3
Share-based compensation and related expenses	(0.9)	(0.1)
Other	1.1	0.4
Effective income tax rate	20.7%	20.8%
Net investment securities gains resulted in an income tax expense of $37 thousand and $57 thousand for the years ended December 31, 2025 and 2024, respectively and an income tax benefit of $10 thousand related to net losses on investment securities for the year ended December 31, 2023.
The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the results of operations. There were no penalties or interest related to income taxes recorded in the consolidated statements of income for the years ended December 31, 2025, 2024 and 2023 and no amounts accrued for penalties at December 31, 2025 and 2024. There were no unrecognized tax benefits at December 31, 2025 and 2024.

The following table summarizes the Company's deferred tax assets and liabilities at December 31, 2025 and 2024:

	2025	2024
Deferred tax assets:
Allowance for credit losses	$10,728	$11,116
Deferred compensation	1,793	1,849
Retirement and salary continuation plans	5,250	4,712
Share-based compensation	844	785
Off-balance sheet reserves	536	565
Nonaccrual loan interest	775	1,735
Net unrealized losses on AFS securities	4,364	8,014
Net unrealized losses on cash flow hedges	48	—
Purchase accounting adjustments	18,717	24,318
Bonus accrual	2,268	3,201
Right-of-use lease liabilities	3,312	3,248
Net operating loss carryforward	1,265	1,534
Other	489	2,618
Total deferred tax assets	50,389	63,695
Deferred tax liabilities:
Depreciation	530	643
Net deferred loan fees and costs	475	946
Net unrealized gains on cash flow hedges	—	259
Mortgage servicing rights	742	845
Purchase accounting adjustments	11,068	13,879
Right-of-use lease assets	3,132	3,157
Investment in partnerships	457	1,232
Other	54	87
Total deferred tax liabilities	16,458	21,048
Deferred tax asset, net	$33,931	$42,647
There was no valuation allowance required on the Company's deferred tax assets at December 31, 2025 and 2024. At December 31, 2025, the Company had acquired federal and state net operating loss carryforwards of $5.6 million each, subject to annual loss limitation limits per IRC Section 382, that expire beginning in 2033. A deferred tax asset is recognized for these carryforwards because the benefit is more likely than not to be realized.
FASB ASC 740, Income Taxes, (“ASC 740”) clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in ASC 740 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 was applied to all existing tax positions upon initial adoption. There was no liability for uncertain tax positions and no known unrecognized tax benefits at December 31, 2025 or 2024.
The following table summarizes the income taxes paid, net of refunds received, by jurisdiction for the year ended December 31, 2025 as required by ASU 2023-09:

Jurisdiction	Amount
Federal	$3,936
State (Maryland)	1,600
Total income taxes paid, net	$5,536

NOTE 9. RETIREMENT PLANS
The Company maintains a 401(k) profit-sharing plan for all qualified employees. Employees are eligible to participate in the 401(k) profit-sharing plan following completion of one month of service and attaining age 18. Pursuant to the 401(k) profit-sharing plan, employees can contribute up to the lesser of $70 thousand, or 100% of their compensation. Substantially all of the Company’s employees are covered by the plan, which contains limited match or safe harbor provisions. The Company will match 50% of the first 6% of the base contribution that an employee contributes. The Company’s match is immediately vested and paid at the end of the year. Employer contributions to the plan are based on the performance of the Company and are at the discretion of the Board of Directors. Employer contribution expense totaled $1.3 million, $1.2 million and $859 thousand for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company has deferred compensation agreements with certain present and former directors, whereby a director or his beneficiaries will receive a monthly retirement benefit beginning at age 65. The arrangement is funded by an amount of life insurance on the participating director, which is calculated to meet the Company’s obligations under the compensation agreement. The cash value of the life insurance policies is an unrestricted asset of the Company. The estimated present value of future benefits to be paid totaled $95 thousand and $193 thousand at December 31, 2025 and 2024, respectively. During 2024, the Company assumed liabilities totaling $245 thousand for a director deferred compensation plan from the Merger. Expense for these plans totaled $6 thousand, $4 thousand and $2 thousand for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company also has supplemental discretionary deferred compensation plans for directors and executive officers. The plans are funded annually with director fees and salary reductions, which are either placed in a trust account invested by the Bank’s OFA division or recognized as a liability in the consolidated balance sheets. The trust account balance totaled $8.8 million and $7.9 million at December 31, 2025 and 2024, respectively, and is offset in other liabilities in the consolidated balance sheets. During 2024, the Company acquired a supplemental retirement plan from the Merger, which had a trust account balance of $5.6 million and is held with a third party trustee. Expense for these plans totaled $18 thousand, $35 thousand and $51 thousand for the years ended December 31, 2025, 2024 and 2023, respectively.
In addition, the Company has two supplemental retirement and salary continuation plans for directors and executive officers. These plans are funded with single premium life insurance on the plan participants. The cash value of the life insurance policies is an unrestricted asset of the Company. The estimated present value of future benefits to be paid on these plans totaled $23.3 million and $26.3 million at December 31, 2025 and 2024, respectively. During 2024, the Company assumed liabilities totaling $8.1 million for a supplemental retirement plan for selected executives and deferred compensation plans for executives and directors from the Merger. Expense for these plans totaled $4.0 million, $4.3 million and $1.9 million, for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company has committed to a continuation of life insurance coverage to certain persons post-retirement. The estimated present value of future benefits to be paid totaled $2.7 million and $2.6 million at December 31, 2025 and 2024, respectively. During 2024, the Company assumed a liability totaling $656 thousand related to post retirement split-dollar life insurance policies from the Merger. Expense for this plan totaled $51 thousand, $105 thousand and $130 thousand for the years ended December 31, 2025, 2024 and 2023, respectively.
Trust account balances, and estimated present values of future benefits and deferred compensation liabilities, noted above are included in other assets and other liabilities, respectively, on the consolidated balance sheets.
NOTE 10. SHARE-BASED COMPENSATION PLANS
The Company maintains two share-based compensation plans: the 2011 Stock Incentive Plan (the "2011 Plan") and the 2025 Stock Incentive Plan (the "2025 Plan"). The purpose of the share-based compensation plans is to provide officers, employees, and members of the Board of Directors of the Company with additional incentive to further the success of the Company, and awards may consist of grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock units and performance shares. All employees and members of the Board of Directors of the Company and its subsidiaries are eligible to participate in the Company's share-based compensation plans. The Company's share-based compensation plans allow for the Compensation Committee of the Board of Directors to determine the type of incentive to be awarded, its term, manner of exercise, vesting and restrictions on shares. Generally, awards are nonqualified under the IRC, unless the awards are deemed to be incentive awards to employees at the Compensation Committee’s discretion.
At December 31, 2025, 440,000 shares of the Company's common stock were reserved for issuance under the 2025 Plan, of which 366,330 shares were available to be issued.

The following table presents a summary of nonvested restricted shares activity for 2025:

	Shares	Weighted Average Grant Date Fair Value

Nonvested shares, beginning of year	264,328	$26.73
Granted	170,359	33.12
Forfeited	(11,829)	30.15
Vested	(169,103)	27.32
Nonvested shares, end of year	253,755	$30.47
The following table presents restricted shares compensation expense, with tax benefit information, and fair value of shares vested at December 31, 2025, 2024 and 2023:

	2025	2024	2023

Restricted share award expense	$5,001	$8,616	$2,349
Restricted share award federal tax benefit	1,050	1,809	493
Fair value of shares vested	5,801	9,658	2,460
At December 31, 2025, 2024 and 2023, unrecognized compensation expense related to the share awards totaled $4.0 million, $3.6 million, and $3.4 million, respectively. The unrecognized compensation expense at December 31, 2025 is expected to be recognized over a weighted-average period of 1.7 years.
The following table presents the summary of stock option activity as of December 31, 2025. The weighted average of remaining contractual term of shares exercisable is 1.8 years.

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2025	50,007	$23.13
Exercised	(33,744)	22.60
Expired	(3,061)	19.64
Outstanding at end of period	13,202	25.29
Fully vested and expected to vest	13,202	25.29
Exercisable at December 31, 2025	13,202	$25.29

The following table presents information about stock options exercised for the year ended December 31, 2025:

December 31, 2025
Total intrinsic value of options exercised	$309
Cash received from options exercised	763
Tax benefit realized from stock options exercised	69
The Company maintains an employee stock purchase plan to provide employees of the Company an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed the lesser of the IRS limit of $25,000 or 10% of their annual salary at the lower of 95% of the fair market value of the shares on the semi-annual offering date, or related purchase date. The purchases occur in March and September of each year. The Company reserved 350,000 shares of its common stock to be issued under the employee stock purchase plan, of which 122,980 shares were available to be issued at December 31, 2025.

The following table presents information for the employee stock purchase plan for years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Shares purchased	4,747	11,419	6,449
Weighted average price of shares purchased	$33.53	$23.66	$21.14
Compensation expense recognized	$12	$103	$7
The Company issues new shares or treasury shares, depending on market conditions, in its share-based compensation plans.
NOTE 11. DEPOSITS
The following table summarizes deposits by type at December 31, 2025 and 2024. Deposits of $1.9 billion were assumed in the Merger in 2024. Brokered money market deposit balances were $45.2 million and $8.1 million at December 31, 2025 and 2024, respectively. Brokered time deposits totaled $50.6 million and zero at December 31, 2025 and 2024, respectively.

	2025	2024
Noninterest-bearing demand deposits	$870,906	$894,176
Interest-bearing demand deposits	1,169,004	1,154,761
Money market and savings	1,586,874	1,581,267
Time ($250,000 or less)	754,181	822,781
Time (over $250,000)	147,809	170,111
Total	$4,528,774	$4,623,096
The following table summarizes scheduled future maturities of time deposits as of December 31, 2025:

2026	$807,154
2027	72,392
2028	17,665
2029	2,307
2030	1,359
Thereafter	1,113
$901,990
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
The following table represents loans to principal officers, directors and their related interests during 2025:

Balance, beginning of year	$11,917
New loans	1,620
Repayments	(2,379)
Director and officer relationship changes	40
Balance, end of year	$11,198
None of these loans are past due, on nonaccrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2025 or 2024.
At December 31, 2025 and 2024, the Company had approximately $4.7 million and $4.2 million, respectively, in deposits from related parties, including directors and certain executive officers.

NOTE 13. SHORT-TERM BORROWINGS
The Company has short-term borrowing capability from the FHLB and the FRB discount window. The following table summarizes these short-term borrowings at and for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Balance at year-end	$214,400	$75,000	$97,500
Weighted average interest rate at year-end	4.01%	4.71%	5.68%
Average balance during the year	$124,679	$80,596	$87,370
Average interest rate during the year	4.54%	5.59%	5.46%
Maximum month-end balance during the year	$281,391	$105,000	$120,984
At December 31, 2025 and 2024, the Company had availability under FHLB lines for its short-term borrowings totaling $60.6 million and $75.0 million, respectively.
The Company also enters into borrowing arrangements with certain of its deposit clients by agreements to repurchase ("repurchase agreements") under which the Company pledges investment securities owned and under its control as collateral against the borrowing arrangement, which generally matures within one day from the transaction date. The Company is required to hold U.S. Treasury, U.S. Agency or U.S. GSE securities as underlying securities for repurchase agreements. The following table provides additional details for repurchase agreements, which excludes federal funds purchased, at and for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Balance at year-end	$24,542	$25,863	$9,785
Weighted average interest rate at year-end	1.71%	0.87%	0.76%
Average balance during the year	$26,806	$17,543	$14,099
Average interest rate during the year	1.50%	1.22%	0.80%
Maximum month-end balance during the year	$32,501	$27,446	$17,991
Fair value of securities underlying the agreements at year-end	$27,672	$25,988	$10,201
NOTE 14. LONG-TERM DEBT
The following table presents components of the Company’s long-term debt at December 31, 2025, and 2024. There were four new long term borrowings in 2025 and zero in 2024.

	Amount		Weighted Average rate
	2025	2024	2025	2024
FHLB fixed rate advances maturing:
2025	$—	$15,000	—%	4.57%
2027	35,000	—	3.65%	—%
2028	25,000	25,000	3.98%	3.98%
Total FHLB Advances	$60,000	$40,000	3.78%	4.20%

Lease obligation included in long term debt
Finance lease liabilities	$301	$364

The following table presents expected future maturities of the Company's finance lease liabilities as of December 31, 2025.

2026	$80
2027	80
2028	80
2029	80
2030	13
Thereafter	—
333
Less: imputed interest	32
Total finance lease liabilities	$301
The Bank is a member of the FHLB of Pittsburgh and has access to the FHLB program of overnight and term advances. Under terms of a blanket collateral agreement for advances, lines and letters of credit from the FHLB, collateral for all outstanding advances, lines and letters of credit consisted of 1-4 family mortgage loans and other real estate secured loans totaling $2.0 billion and $1.9 billion at December 31, 2025 and 2024, respectively. The Bank had additional availability of $1.7 billion at the FHLB at both December 31, 2025 and 2024, respectively, based on its qualifying collateral, net of short-term borrowings and long-term debt detailed above. Deposit letters of credit and non-deposit letters of credit totaled zero and $609 thousand, respectively, at December 31, 2025 compared to $1.0 million and $609 thousand of deposit letters of credit and non-deposit letters of credit, respectively, at December 31, 2024.
The Bank has available unsecured lines of credit, with interest based on the daily Federal Funds rate, with one correspondent bank totaling $10.0 million, at December 31, 2025 compared to available unsecured lines of credit totaling $20.0 million with two correspondent banks at December 31, 2024. There were no borrowings under these lines of credit at December 31, 2025 and 2024.
NOTE 15. SUBORDINATED NOTES
At December 31, 2025 and 2024, subordinated notes payable outstanding totaled $31.0 million and $63.1 million, respectively, which qualified for Tier 2 capital subject to the regulatory capital phase out limitations. The remaining debt issuance costs on the subordinated notes totaled zero and $353 thousand at December 31, 2025 and 2024, respectively, and are recorded net of the subordinated notes on consolidated balance sheets. The debt issuance costs were amortized over a 10-year period on an effective yield basis.
On September 30, 2025, the Company redeemed its $32.5 million outstanding 6.0% fixed-to-floating rate subordinated notes due December 30, 2028. At redemption, the variable interest rate of three-month CME term SOFR rate, plus a spread adjustment of 0.26161% and a margin of 3.16%, on the subordinated debt was 7.72%. During the year ended December 31, 2025 and 2024, amortization expense of the debt issuance costs totaled $335 thousand and $81 thousand, respectively.
In the Merger, the Company assumed Codorus Valley's unsecured subordinated notes that were issued in December 2020 in the amount of $31.0 million, which may be redeemed, in whole or in part, in a principal amount with integral multiples of $10.0 million, on or after December 9, 2025 and prior to the maturity date at 100% of the principal amount, plus accrued and unpaid interest. The subordinated notes mature on December 9, 2030. The subordinated notes are also redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the note purchase agreements. The subordinated notes had a fixed rate of interest equal to 4.50% until December 30, 2025. After that term, the variable rate of interest is equal to the three-month CME term SOFR rate plus 4.04%, which was 8.06% at December 31, 2025. At the date of the Merger, these subordinated notes were marked to fair value at $28.6 million, with a discount of $2.4 million being amortized and netted against interest expense over the stated maturity.
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
The remaining maturities of subordinated notes and trust preferred debt as of December 31, 2025 and 2024, are as follows:

	December 31, 2025	December 31, 2024
Subordinated debt maturing:
2028	$—	$32,500
2030	31,000	31,000

Trust preferred junior subordinated debt maturing:
2034	$3,093	$3,093
2036	7,217	7,217

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
At December 31, 2025, the Company had two interest rate swap designated as a cash flow hedge with a notional value of $160.0 million, which are pay-fixed hedges. During 2025, the Company entered into one new interest rate swap designated as a cash flow hedge with a notional value of $85.0 million for the purpose of hedging variable cash flows associated with the Company's borrowings and brokered money market deposits. At December 31, 2024, the Company had one interest rate swap designated as a cash flow hedge with a total notional value of $75.0 million for the purpose of hedging variable cash flows associated with the Company's borrowings.
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
During 2025, the Company terminated its three pay-fixed interest rate swaps with a total notional value of $100.0 million, which were on closed portfolio loans with the Bank's commercial clients. The interest rate swaps were designated as fair value hedges and allowed the Company to offer long-term fixed rate loans to commercial clients while mitigating the interest rate risk of a long-term asset by converting fixed rate interest payments to floating rate interest payments indexed to a synthetic U.S. SOFR rate. The Company did not enter into new interest rate swaps designated as fair value hedges during 2025.
The Company enters into interest rate swap agreements that allow its commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. In addition, the Company may enter into interest rate caps that allow its commercial loan customers to gain protection against significant interest rate increases and provide an upper limit, or cap, on the variable interest rate. The Company then enters into a corresponding swap or cap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps and interest rate caps with both the customers and third parties are not designated as hedges and are marked through earnings. At December 31, 2025, the Company had 96 customer and 96 corresponding third-party broker interest rate derivatives not designated as a hedging instrument with an aggregate notional amount of $1.1 billion compared to $789.3 million in notional value of such derivative instruments at December 31, 2024. The Company entered into 37 new interest rate swaps with its commercial loan customers and recognized swap fee income of $3.0 million for the year ended December 31, 2025 compared to swap fee income of $1.7 million from 22 new interest rate swaps with its commercial loan customers for the year ended December 31, 2024. During 2024, the Company acquired ten customer and ten corresponding third-party broker interest rate derivatives not designated as a hedging instrument with an aggregate notional value of $96.5 million from the Merger. The Company did not enter into any interest new rate cap agreements for the years ended December 31, 2025 and 2024. Swap fee income is included in noninterest income in the consolidated statements of income.
At December 31, 2025 and 2024, the Company had cash collateral of $8.0 million and $6.7 million with the third parties for certain of these derivatives, respectively. At December 31, 2025 and 2024, the Company received cash collateral from a counterparty for these derivatives of zero and $8.3 million, respectively.
The Company also may enter into risk participation agreements with a financial institution counterparty for an interest rate derivative contract related to a loan in which the Company may be a participant or the agent bank. The risk participation agreement provides credit protection to the agent bank should the borrower fail to perform on its interest rate derivative contracts with the agent bank. The Company manages its credit risk on the risk participation agreement by monitoring the creditworthiness of the borrower, which is based on the same credit review process as though the Company had entered into the derivative instruments directly with the borrower. The notional amount of such risk participation agreement reflects the Company’s pro-rata share of the derivative instrument, consistent with its share of the related participated loan. At December 31, 2025, the Company had six risk participation agreements with sold protection with a notional value of $44.6 million, compared to six risk participation agreements with sold protection with a notional value of $47.5 million at December 31, 2024. In addition, the Company had six risk participation with purchased protection with a notional value of $31.7 million at December 31, 2025 compared to five risk participation agreement with purchased protection with a notional value of $23.7 million at December 31, 2024. During 2025, the Company entered into one risk participation agreement with sold protection and received an upfront fee of $76 thousand and one risk participation agreement with purchased protection, which the Company paid an upfront fee of $73 thousand, which were included in noninterest income in the consolidated statements of income. One risk participation with sold protection was terminated during 2025. During 2024, the Company acquired two risk participations with purchased protection with a notional value of $14.1 million from the Merger. In addition, the Company entered into two new risk participation agreements with purchased protection during 2024.
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

The following table summarizes the notional values and fair value of the Company's derivative instruments at December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Cash flow hedge designation:
Interest rate swaps - FHLB advances	$75,000	Other liabilities	$(348)	$75,000	Other assets	$1,138
Interest rate swaps - FHLB advances and brokered money market deposits	85,000	Other assets	132	n/a	n/a	n/a
Fair value hedge designation:
Interest rate swaps - commercial loans	n/a	n/a	n/a	100,000	Other liabilities	(252)
Total derivatives designated as hedging instruments			$(216)			$886

Derivatives not designated as hedging instruments:
Interest rate swaps	$539,225	Other assets	$14,463	$388,851	Other assets	$12,240
Interest rate swaps	539,225	Other liabilities	(14,720)	388,851	Other liabilities	(12,239)
Purchased options – rate cap	5,709	Other assets	—	5,813	Other assets	5
Written options – rate cap	5,709	Other liabilities	—	5,813	Other liabilities	(5)
Risk participations - sold credit protection	44,638	Other liabilities	(70)	47,545	Other liabilities	(79)
Risk participations - purchased credit protection	31,702	Other assets	43	23,726	Other assets	48
Interest rate lock commitments with customers	1,811	Other assets	38	679	Other assets	20
Forward sale commitments	5,948	Other liabilities	(11)	6,508	Other assets	24
Total derivatives not designated as hedging instruments			$(257)			$14
The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of December 31, 2025 and 2024:

	Carrying Amounts of Hedged Assets		Cumulative Amounts of Fair Value Hedging Adjustments Included in the Carrying Amounts of the Hedged Assets
	2025	2024	2025	2024
Commercial loans	n/a	$100,000	$—	$252

The following tables summarize the effect of the Company's derivative financial instruments on OCI and net income at December 31, 2025, 2024 and 2023:

	Amount of (Loss) Gain Recognized in OCI on Derivative
	2025	2024	2023
Derivatives in cash flow hedging relationships:
Interest rate products	$(1,354)	$1,429	$682
Total	$(1,354)	$1,429	$682

	Amount of Loss Reclassified from AOCI into Income			Location of Loss Recognized from AOCI into Income
	2025	2024	2023
Derivatives in cash flow hedging relationships:
Interest rate products	$—	$—	$—	Interest income / Interest expense
Total	$—	$—	$—

	Amount of Gain (Loss) Recognized in Income			Location of Gain (Loss) Recognized in Income
	2025	2024	2023
Derivatives designated as hedging instruments
Fair value hedge designation:
Interest rate swaps - commercial loans (1)	$(1)	$8	$4	Interest income on loans

Derivatives not designated as hedging instruments:
Interest rate products	$(259)	$98	$(232)	Other operating expenses
Risk participation agreements	4	186	(16)	Other operating expenses
Interest rate lock commitments with customers	18	(35)	20	Mortgage banking activities
Forward sale commitments	(36)	28	(144)	Mortgage banking activities
Total derivatives not designated as hedging instruments	$(273)	$277	$(372)

(1) Amount includes the net of the change in the fair value of the interest rate swaps hedging commercial loans and the change in the carrying value included in the hedged commercial loans.
The following table is a summary of components for interest rate swap designated as hedging instruments at December 31, 2025 and 2024:

	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity in Years
December 31, 2025
Cash flow hedge designation:
Interest rate swaps - FHLB advances and brokered deposits	3.35%	3.93%	2.5

December 31, 2024
Cash flow hedge designation:
Interest rate swaps - FHLB advances	3.49%	4.53%	3.3
Fair value hedge designation:
Interest rate swaps - commercial loans	4.12%	4.53%	2.7
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
The Company and the Bank met all capital adequacy requirements to which they are subject at December 31, 2025 and 2024. Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2025, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's classification.

The following table presents capital amounts and ratios at December 31, 2025 and 2024:

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Total risk-based capital:
Orrstown Financial Services, Inc.	$587,354	13.3%	$463,702	10.5%	n/a	n/a
Orrstown Bank	588,026	13.3%	463,671	10.5%	$441,592	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	514,572	11.7%	375,378	8.5%	n/a	n/a
Orrstown Bank	538,598	12.2%	375,353	8.5%	353,273	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	506,643	11.5%	309,135	7.0%	n/a	n/a
Orrstown Bank	538,598	12.2%	309,114	7.0%	287,035	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	514,572	9.5%	217,008	4.0%	n/a	n/a
Orrstown Bank	538,598	9.9%	217,148	4.0%	271,435	5.0%
December 31, 2024
Total risk-based capital:
Orrstown Financial Services, Inc.	$543,170	12.4%	$458,593	10.5%	n/a	n/a
Orrstown Bank	539,929	12.4%	458,609	10.5%	$436,770	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	445,146	10.2%	371,242	8.5%	n/a	n/a
Orrstown Bank	490,029	11.2%	371,255	8.5%	349,416	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	437,456	10.0%	305,728	7.0%	n/a	n/a
Orrstown Bank	490,029	11.2%	305,739	7.0%	283,901	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	445,146	8.3%	215,375	4.0%	n/a	n/a
Orrstown Bank	490,029	9.1%	215,375	4.0%	269,219	5.0%

The Company maintains a stockholder dividend reinvestment and stock purchase plan. Under the plan, shareholders may purchase additional shares of the Company’s common stock at the prevailing market prices with reinvestment of dividends and voluntary cash payments. The Company reserved 1,045,000 shares of its common stock to be issued under the dividend reinvestment and stock purchase plan. At December 31, 2025, approximately 665,000 shares were available to be issued under the plan.
On June 20, 2025, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company could repurchase up to 500,000 shares of its outstanding common stock in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act, as amended. When and if appropriate, repurchases may be made in the open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. For the year ended December 31, 2025, the Company repurchased 8,330 shares of its common stock. Common stock available for future repurchase totals 491,670 shares, or 2.5% of the Company's outstanding common stock at December 31, 2025.
On January 27, 2026, the Board declared a cash dividend of $0.30 per common share, which was paid on February 17, 2026 to shareholders of record on February 10, 2026.

Banking regulations limit the ability of the Bank to pay dividends or make loans or advances to the Parent Company. Dividends that may be paid in any calendar year are limited to the current year's net profits, combined with the retained net profits of the preceding two years. At December 31, 2025, dividends from the Bank available to be paid to the Parent Company, without prior approval of the Bank's regulatory agency, totaled $84.2 million, subject to the Bank meeting or exceeding regulatory capital requirements. The Parent Company's principal source of funds for dividend payments to shareholders is dividends received from the Bank.
At December 31, 2025, there were no loans from the Bank to any nonbank affiliate, including the Parent Company. The Bank's loans to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20%, of the Bank’s capital stock, surplus, and undivided profits, plus the ACL (as defined by regulation). Loans from the Bank to nonbank affiliates, including the Parent Company, are also required to be collateralized according to regulatory guidelines. At December 31, 2025 and 2024, the maximum amount the Bank had available to loan to a nonbank affiliate was $58.8 million and $54.0 million, respectively.
NOTE 18. EARNINGS PER SHARE
The following table presents earnings per share for the years ended December 31, 2025, 2024 and 2023.

	2025	2024	2023
Net income	$80,855	$22,050	$35,663
Weighted average shares outstanding - basic	19,201	14,761	10,340
Dilutive effect of share-based compensation	154	153	95
Weighted average shares outstanding - diluted	19,355	14,914	10,435
Per share information:
Basic earnings per share	$4.21	$1.49	$3.45
Diluted earnings per share	4.18	1.48	3.42
For the years ended December 31, 2025, 2024 and 2023, the total average shares of the outstanding antidilutive restricted stock grants were 55,075, 98,650 and 80,262, respectively. For the years ended December 31, 2025, 2024 and 2023, the total average shares of the exercisable antidilutive stock options outstanding were 1,428, zero and zero, respectively. Antidilutive shares are excluded from the computation of earnings per share as the grant price exceeded the average market price. The dilutive effect of share-based compensation in each period above relates to restricted stock awards and vested stock options.
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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The following table presents these contractual, or notional, amounts at December 31, 2025, and 2024:

	2025	2024
Commitments to fund:
Home equity lines of credit	$539,336	$538,204
1-4 family residential construction loans	93,905	107,475
Commercial real estate, construction and land development loans	256,806	236,445
Commercial, industrial and other loans	597,023	706,783
Letters of credit	37,241	42,691
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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. The Company holds collateral supporting those commitments when deemed necessary by management. The liability, at December 31, 2025 and 2024, for guarantees under standby letters of credit issued was not considered to be material.
The Company maintains a reserve on its off-balance sheet credit exposures, which totaled $2.4 million and $2.5 million at December 31, 2025 and 2024, respectively, and is recorded in other liabilities on the consolidated balance sheets. The reserve is based on management's estimate of expected losses in its off-balance sheet credit exposures. The reserve specific to unfunded loan commitments is determined by applying utilization assumptions based on historical experience and applying the expected loss rates by loan class. The change in the reserve for off-balance sheet credit exposures is recorded as a provision or reduction to expense through the provision for credit losses in the consolidated statements of income. The Company recorded recoveries of credit losses for off-balance sheet exposure of $100 thousand and $862 thousand for the years ended December 31, 2025 and 2024, respectively. The Company did not record a provision for credit losses for off-balance sheet credit exposures for the year ended December 31, 2023.
The Company may sell loans to the FHLB of Chicago as part of its Mortgage Partnership Finance Program ("MPF Program"). Under the terms of the MPF Program, there is limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to a minimum “BBB,” as determined by the FHLB of Chicago. Outstanding loans sold under the MPF Program totaled $7.7 million and $8.3 million at December 31, 2025 and 2024, respectively, with limited recourse back to the Company on these loans of $355 thousand at both December 31, 2025 and 2024. Many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Company’s overall exposure. The net amount expensed or recovered for the Company's estimate of losses under its recourse exposure for loans foreclosed, or in the process of foreclosure, is recorded in other operating expenses on the consolidated statements of income. These amounts were not material for the years ended December 31, 2025, 2024 and 2023.
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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2025 or 2024.

	Level 1	Level 2	Level 3	Total Fair Value Measurements
December 31, 2025
Financial Assets
Investment securities:
U.S. Treasury securities	$14,211	$—	$—	$14,211
U.S. government agencies	—	1,796	—	1,796
States and political subdivisions	—	196,482	5,666	202,148
GSE residential MBSs	—	234,103	—	234,103
GSE commercial MBSs	—	6,171	—	6,171
GSE residential CMOs	—	354,003	—	354,003
Non-agency CMOs	—	50,161	9,662	59,823
Asset-backed	—	78,250	—	78,250
Corporate debt	—	1,992	—	1,992
Other	243	—	—	243
Loans held for sale	—	6,090	—	6,090
Derivatives	—	14,638	38	14,676
Totals	$14,454	$943,686	$15,366	$973,506
Financial Liabilities
Derivatives	$—	$15,138	$—	$15,138

December 31, 2024
Financial Assets
Investment securities:
U.S. Treasury securities	$18,063	$—	$—	$18,063
U.S. government agencies	—	3,053	—	3,053
States and political subdivisions	—	193,756	6,272	200,028
GSE residential MBSs	—	151,548	—	151,548
GSE commercial MBSs	—	8,792	—	8,792
GSE residential CMOs	—	324,692	—	324,692
Non-agency CMOs	—	22,636	10,648	33,284
Asset-backed	—	88,103	—	88,103
Corporate debt	—	1,954	—	1,954
Other	194	—	—	194
Loans held for sale	—	6,614	—	6,614
Derivatives	—	13,431	20	13,451
Totals	$18,257	$814,579	$16,940	$849,776
Financial Liabilities
Derivatives	$—	$12,575	$—	$12,575

The Company had one municipal bond and two CMOs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at both December 31, 2025 and 2024. The Level 3 valuation is based on a non-executable broker quote, which is considered a significant unobservable input. Such quotes are updated as available and may remain constant for a period of time for certain broker-quoted securities that do not move with the market or that are not interest rate sensitive as a result of their structure or overall attributes.

The Company’s residential mortgage LHFS were recorded at fair value utilizing Level 2 measurements. This fair value measurement is determined based upon third party quotes obtained on similar loans. For LHFS, for which the fair value option has been elected, the aggregate fair value exceeded the aggregate principal balance by $129 thousand and $131 thousand as of December 31, 2025 and 2024, respectively.
The determination of the fair value of interest rate lock commitments on residential mortgages is based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The average pull through percentage, which is based upon historical experience, was 92% as of December 31, 2025. An increase or decrease of 5% in the pull through assumption would result in a positive or negative change of $2 thousand in the fair value of interest rate lock commitments at December 31, 2025.
The following provides details of the Level 3 fair value measurement activity for the years ended December 31, 2025 and 2024:

Investment securities:
	2025	2024
Balance, beginning of year	$16,920	$27,853
Unrealized (losses) gains included in OCI	(379)	79
Net discount accretion	88	82
Principal payments and other	(1,301)	(987)
Calls	—	(10,107)
Balance, end of year	$15,328	$16,920
There were no transfers into or out of Level 3 at December 31, 2025 and 2024.

Interest rate lock commitments on residential mortgages:
	2025	2024
Balance, beginning of year	$20	$55
Total gains (losses) included in earnings	18	(35)
Balance, end of year	$38	$20
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

Changes in the fair value of individually evaluated loans still held and considered in the determination of the provision for credit losses were a decline of $1.2 million for the year ended December 31, 2025 compared to increases of $5.2 million and $332 thousand for the years ended December 31, 2024 and 2023, respectively.
Foreclosed Real Estate
OREO property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, OREO is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. During the year ended December 31, 2025, the Company sold its OREO with a fair value of $138 thousand. The Company did not sell OREO during the year ended December 31, 2024.
Mortgage Servicing Rights
MSRs are evaluated for impairment by comparing the carrying value to the fair value, which is determined through a DCF valuation that utilizes inputs that focus on loan-level characteristics, prepayment speeds, servicing costs, the discount rate and delinquency rates . To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment. Fair value adjustments on the MSRs only occurs if there is an impairment charge. At December 31, 2025, the fair value of the MSR was $5.5 million, which exceeded the carrying value of $3.3 million. At December 31, 2024, the fair value of the MSR was $6.0 million, which exceeded the carrying value of $3.5 million. At December 31, 2025 and 2024, the MSR impairment reserve was $41 thousand and zero, respectively, which the impairment charge was recorded to mortgage banking activities on the consolidated statements of income. For the years ended December 31, 2025 and 2024, there were no impairment valuation allowance adjustments in mortgage banking activities on the consolidated statements of income.

The following table summarizes assets measured at fair value on a nonrecurring basis at December 31, 2025 and 2024:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
December 31, 2025
Individually evaluated loans
Commercial real estate:
Owner-occupied	$—	$—	$1,664	$1,664
Non-owner occupied residential	—	—	31	31
Acquisition and development:
Commercial and land development	—	—	832	832
Commercial and industrial	—	—	2,494	2,494
Residential mortgage:
First lien	—	—	834	834
Home equity - lines of credit	—	—	9	9
Total individually evaluated loans	$—	$—	$5,864	$5,864

Mortgage servicing rights	$—	$—	$536	$536

December 31, 2024
Individually evaluated loans
Commercial real estate:
Owner-occupied	$—	$—	$997	$997
Non-owner occupied residential	—	—	43	43
Acquisition and development:
Commercial and land development	—	—	932	932
Commercial and industrial	—	—	3,995	3,995
Residential mortgage:
First lien	—	—	213	213
Home equity - term	—	—	44	44
Home equity - lines of credit	—	—	25	25
Installment and other loans	—	—	3	3
Total individually evaluated loans	$—	$—	$6,252	$6,252

 The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
December 31, 2025
Individually evaluated loans	$5,864	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 84% discount
			- Management adjustments for liquidation expenses	8.28% - 65.04% discount
Mortgage servicing rights	536	Income approach - DCF	Weighted average CPR	6.86%
			Discount rate	9.02%
December 31, 2024
Individually evaluated loans	$6,252	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 84% discount
			- Management adjustments for liquidation expenses	5.81% - 16.07% discount

Fair values of financial instruments
GAAP requires disclosure of the fair value of financial assets and liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents the carrying amounts and estimated fair values of financial assets and liabilities at December 31, 2025, and 2024:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Financial Assets
Cash and due from banks	$42,083	$42,083	$42,083	$—	$—
Interest-bearing deposits with banks	107,691	107,691	107,691	—	—
Federal funds sold	—	—	—	—	—
Restricted investments in bank stock	26,717	n/a	n/a	n/a	n/a
Investment securities	952,740	952,740	14,454	922,958	15,328
Loans held for sale	6,090	6,090	—	6,090	—
Loans, net of allowance for credit losses	3,973,012	3,934,248	—	—	3,934,248
Interest rate lock commitments on residential mortgages	—	—	—	—	—
Derivatives	14,676	14,676	—	14,638	38
Accrued interest receivable	21,473	21,473	—	5,026	16,447
Financial Liabilities
Deposits	4,528,774	4,527,619	—	4,527,619	—
Securities sold under agreements to repurchase and federal funds purchased	24,542	24,542	—	24,542	—
FHLB advances and other borrowings	274,701	274,765	—	274,765	—
Subordinated notes and trust preferred debt	37,122	38,861	—	38,861	—
Derivatives	15,138	15,138	—	15,138	—
Accrued interest payable	3,497	3,497	—	3,497	—
Off-balance sheet instruments	—	—	—	—	—
December 31, 2024
Financial Assets
Cash and due from banks	$51,026	$51,026	$51,026	$—	$—
Interest-bearing deposits with banks	197,848	197,848	197,848	—	—
Restricted investments in bank stock	20,232	n/a	n/a	n/a	n/a
Investment securities	829,711	829,711	18,257	794,534	16,920
Loans held for sale	6,614	6,614	—	6,614	—
Loans, net of allowance for credit losses	3,882,525	3,783,097	—	—	3,783,097
Derivatives	13,451	13,451	—	13,431	20
Accrued interest receivable	21,058	21,058	—	5,361	15,697
Financial Liabilities
Deposits	4,623,096	4,621,081	—	4,621,081	—
Securities sold under agreements to repurchase and federal funds purchased	25,863	25,863	—	25,863	—
FHLB advances and other borrowings	115,364	114,851	—	114,851	—
Subordinated notes and trust preferred debt	68,680	67,597	—	67,597	—
Derivatives	12,575	12,575	—	12,575	—
Accrued interest payable	2,924	2,924	—	2,924	—
Off-balance sheet instruments	—	—	—	—	—

In accordance with the Company's adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the methods utilized to measure the fair value of financial instruments at December 31, 2025 and 2024 represents an approximation of exit price; however, an actual exit price may differ.
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
Trust and Investment Management Income - The Company earns wealth management and investment brokerage fees from its contracts with trust and wealth management clients to manage assets for investment, and/or to transact on their accounts. These fees are primarily earned over time as the Company provides the contracted services and are generally assessed based on a tiered scale of the market value of assets under management. Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed, i.e., the trade date. Other related services provided included financial planning services and the associated fees the Company earns, which are based on a fixed fee schedule, are recognized when the services are rendered. Services are generally billed in arrears and a receivable is recorded until fees are paid. At December 31, 2025, 2024 and 2023, the Company had receivables from trust and wealth management clients totaling $1.3 million, $777 thousand and $697 thousand, respectively.
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

The following table presents the Company's noninterest income disaggregated by revenue source for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Service charges on deposit accounts and ATM fees	$8,490	$5,700	$4,266
Trust and investment management income	14,975	11,501	7,691
Brokerage income	6,723	4,852	3,649
Interchange income	6,956	5,259	3,873
Revenue from contracts with clients	37,144	27,312	19,479

Other service charges	1,842	1,193	600
Mortgage banking activities	1,805	1,835	591
Income from life insurance	5,402	3,866	2,482
Swap fee income	2,991	1,676	1,039
Other income	2,963	1,304	1,508
Investment securities gains (losses)	166	249	(47)
Total noninterest income	$52,313	$37,435	$25,652

NOTE 22. ORRSTOWN FINANCIAL SERVICES, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION
Condensed Balance Sheets

	December 31,
	2025	2024
Assets
Cash in bank subsidiary	$4,939	$16,595
Investment in bank subsidiary	623,489	569,254
Other assets	1,242	882
Total assets	$629,670	$586,731
Liabilities
Subordinated notes	$29,192	$60,990
Trust preferred debt	7,929	7,690
Other liabilities	1,014	1,369
Total liabilities	38,135	70,049
Shareholders’ Equity
Common stock	1,026	1,027
Additional paid-in capital	424,596	423,274
Retained earnings	186,752	126,540
Accumulated other comprehensive loss	(15,201)	(26,316)
Treasury stock	(5,638)	(7,843)
Total shareholders’ equity	591,535	516,682
Total liabilities and shareholders’ equity	$629,670	$586,731

Condensed Statements of Income

	For the Years Ended December 31,
	2025	2024	2023
Income
Dividends from bank subsidiary	$44,000	$15,000	$14,000
Interest income from bank subsidiary	102	150	158
Other income	89	105	21
Total income	44,191	15,255	14,179
Expenses
Interest expense on subordinated notes	4,009	3,798	2,017
Interest expense on trust preferred debt	883	487	—
Total interest expense	4,892	4,285	2,017
Share-based compensation	704	887	484
Management fee to bank subsidiary	1,772	1,606	1,449
Merger-related expenses	12	3,371	851
Other expenses	717	568	638
Total expenses	8,097	10,717	5,439
Income before income tax benefit and equity in undistributed income of subsidiaries	36,094	4,538	8,740
Income tax benefit	(1,659)	(2,198)	(1,106)
Income before equity in undistributed income of subsidiaries	37,753	6,736	9,846
Equity in undistributed income of subsidiaries	43,102	15,314	25,817
Net income	$80,855	$22,050	$35,663

Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$80,855	$22,050	$35,663
Adjustments to reconcile net income to cash provided by operating activities:
Amortization	941	375	67
Deferred income tax (benefit) expense	(289)	52	8
Equity in undistributed income of subsidiaries	(43,102)	(15,314)	(25,817)
Share-based compensation	704	887	484
(Decrease) increase in other liabilities	(66)	(1,975)	1,759
(Increase) decrease in other assets	(378)	431	2,795
Net cash provided by operating activities	38,665	6,506	14,959
Cash flows from investing activities:
Cash acquired from Merger	—	2,991	—
Net cash provided by investing activities	—	2,991	—
Cash flows from financing activities:
Dividends paid	(20,643)	(13,177)	(8,485)
Repayment of subordinated notes	(32,500)	—	—
Proceeds from issuance of common stock	4,309	7,833	1,872
Payments to repurchase common stock	(2,400)	(2,393)	(2,963)
Other, net	913	839	136
Net cash used in financing activities	(50,321)	(6,898)	(9,440)
Net (decrease) increase in cash	(11,656)	2,599	5,519
Cash, beginning	16,595	13,996	8,477
Cash, ending	$4,939	$16,595	$13,996

NOTE 23. SEGMENT REPORTING
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
NOTE 24. CONTINGENCIES
The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. Except as described below, in the opinion of management, there are no legal proceedings that might have a material effect on the results of operations, liquidity, or the financial position of the Company at this time.
On March 25, 2022, a customer of the Bank filed a putative class action complaint against the Bank in the Court of Common Pleas of Cumberland County, Pennsylvania, in a case captioned Alleman, on behalf of himself and all others similarly situated, v. Orrstown Bank. The complaint alleged, among other things, that the Bank breached its account agreements by charging certain overdraft fees. On December 31, 2024, the Bank entered into a classwide settlement agreement (the “Settlement Agreement”). The Settlement Agreement provides for a payment by the Bank to the purported class in the amount of $478 thousand (the "Settlement Amount"), in exchange for a mutual release of claims against all parties, and a stipulation that the lawsuit will be dismissed with prejudice. The Settlement Agreement does not include any admission of wrongdoing by the Bank. The Bank agreed to settle the case in order to avoid the cost, risks and distraction of continued litigation. The proposed settlement contemplated by the Settlement Agreement is subject to final court approval. The Settlement Amount was accrued for and included in other liabilities on the consolidated balance sheets at December 31, 2025 and 2024, and paid on January 16, 2026.
On March 6, 2025, a customer of the Bank filed a putative class action complaint against the Bank in the Court of Common Pleas of Dauphin County, Pennsylvania, in a case captioned Pryde, on behalf of himself and all others similarly situated, v. Orrstown Bank. The complaint alleges, among other things, that the Bank violated the Electronic Fund Transfer Act, Regulation E and the Pennsylvania Unfair Trade Practices and Consumer Protection Law (PUTPCPL) and was unjustly enriched when charging certain overdraft fees. On April 14, 2025, the Bank removed the case to the U.S. District Court for the Middle District of Pennsylvania (the "Court"). On November 5, 2025, the Court granted the Bank's Motion to Dismiss, dismissing the Electronic Fund Transfer Act and Regulation E claims without prejudice. The plaintiff subsequently filed a notice of its intent to appeal the dismissal of the case. On December 24, 2025, the Bank entered into a settlement agreement (the “Settlement Agreement”) with plaintiff on an individual basis providing for a payment by the Bank to the plaintiff in the amount of $20 thousand (the "Settlement Amount"), in exchange for a mutual release of claims against all parties, and a stipulation that the lawsuit will be dismissed with prejudice. The Settlement Agreement does not include any admission of wrongdoing by the Bank. The Bank agreed to settle the case in order to avoid the cost, risks and distraction of continued litigation. The Settlement Amount was paid on December 30, 2025.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A – CONTROLS AND PROCEDURES
Based on the evaluation required by Exchange Act Rules 13a-15(b) and 15d-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), at December 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2025. There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fourth quarter of 2025.
Management's Report on Internal Controls Over Financial Reporting is included in Part II, Item 8, "Financial Statements and Supplementary Data." The effectiveness of the Company's internal control over financial reporting at December 31, 2025 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in the Report of Independent Registered Public Accounting Firm appearing in Part II, Item 8, "Financial Statements and Supplementary Data."
ITEM 9B – OTHER INFORMATION
During the three months and year ended December 31, 2025, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as such term is defined in Item 408(c) of Regulation S-K.
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
All other information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement for the 2026 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A, under Delinquent Section 16(a) Reports, Proposal 1 – Election of Directors – Biographical Summaries of Nominees and Directors; Information About Executive Officers; Involvement in Certain Legal Proceedings; and Proposal 1 – Election of Directors – Nomination of Directors, and Board Structure, Committees and Meeting Attendance.
ITEM 11 – EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2026 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A, under Proposal 1 – Election of Directors – Compensation of Directors, Compensation Discussion and Analysis, Compensation Committee Report, Executive Compensation Tables, Potential Payments Upon Termination or Change in Control, Pay versus Performance and Compensation Committee Interlocks and Insider Participation.
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
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents equity compensation plan information at December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders (1)	—	n/a	366,330
Equity compensation plan not approved by security holders (2)	—	n/a	—
Total	—	n/a	366,330
(1)    Includes our 2025 Plan.
(2)     Amounts reported exclude stock options to purchase 80,227 shares of Company Common Stock which were granted under the CVLY Equity Plans and assumed by the Company in connection with the Company’s merger with Codorus Valley on July 1, 2024. Such assumed options have a weighted average exercise price of $21.96. No additional awards may be granted under the CVLY Equity Plans, which were terminated and discontinued in connection with the Company’s merger with Codorus Valley. At December 31, 2025, there were 13,202 vested and exercisable stock options.
All other information required by Item 12 is incorporated, by reference, from the Company’s definitive proxy statement for the 2026 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A, under Share Ownership of Certain Beneficial Owners and Management.
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2026 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A, under Proposal 1 – Election of Directors – Director Independence, and Transactions with Related Persons, Promoters and Certain Control Persons.
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2026 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A, under Proposal 4 – Ratification of the Audit Committee’s Selection of Crowe LLP as the Company’s Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2026 – Relationship with Independent Registered Public Accounting Firm.

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

3.1	Articles of Incorporation as amended, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on January 29, 2010.

3.2	By-laws as amended, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed July 1, 2024.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed February 8, 2010 (File No. 333-164780).

4.2	Description of Registrant's Securities,

10.1	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Thomas R. Quinn, Jr. incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed June 8 2015.

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

10.5	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Amy L. Doll dated July 1, 2024.

10.6
Amended and Restated Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Neelesh Kalani incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed April 11, 2022.

10.7	Salary Continuation Agreement between Orrstown Bank and Thomas R. Quinn, Jr. – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed January 8, 2010.

10.8	First Amendment to the Salary Continuation Agreement between Orrstown Bank and Thomas R. Quinn, Jr. – incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed September 27, 2019.

10.9	Second Amendment to the Salary Continuation Agreement between Orrstown Bank and Thomas R. Quinn, Jr. – incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 11, 2024.

10.10	Officer Group Term Replacement Plan for Selected Officers – incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 1999 filed March 28, 2000.

10.11	Director Retirement Agreement, as amended, between Orrstown Bank and Glenn W. Snoke, incorporated by reference to Exhibit 10.4(f) to the Registrant’s Form 10-K filed March 15, 2010.

10.12	Director Retirement Agreement, as amended, between Orrstown Bank and Joel R. Zullinger, incorporated by reference to Exhibit 10.4(h) to the Registrant’s Form 10-K filed March 15, 2010.

10.13	Revenue neutral retirement plan – incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K filed March 28, 2000.

10.14	2011 Orrstown Financial Services, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s registration statement on Form S-8 filed May 27, 2022.

10.15	2025 Orrstown Financial Services, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant's registration statement on Form S-8 filed May 6, 2025.

10.16	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.2 of the Registrant's registration statement on Form S-8 filed May 6, 2025.

10.17	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.3 of the Registrant's registration statement on Form S-8 filed May 6, 2025.

10.18	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Thomas R. Quinn, Jr. incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed June 8, 2015.

10.19	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Adam L. Metz, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed March 14, 2017.

10.20
Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Christopher D. Holt dated July 15, 2019, incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-K filed March 15, 2021.

10.21	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Neelesh Kalani incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed May 4, 2021.

10.22	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Amy L. Doll dated July 1, 2024.

10.23
Retirement Agreement, dated September 25, 2024, by and between Craig L. Kauffman and both Orrstown Financial Services, Inc. and Orrstown Bank, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed September 25, 2024.

10.24	Director/Executive Officer Deferred Compensation Plan, amended January 21, 2026.

10.25	Trust Agreement for Director/Executive Officer Deferred Compensation Plan, incorporated by reference to Exhibit 10.13(b) to the Registrant’s Form 10-K filed March 15, 2010.

10.26	Deferred Compensation Agreement between Orrstown Bank and Thomas R. Quinn, Jr., incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed September 27, 2019.

10.27	Deferred Compensation Agreement between Orrstown Bank and Christopher D. Holt, dated September 16, 2020, incorporated by reference to Exhibit 10.30 to the Registrant's Form 10-K filed March 15, 2021.

10.28	Deferred Compensation Agreement between Orrstown Bank and Adam L. Metz, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed December 16, 2022.

10.29	Deferred Compensation Agreement between Orrstown Bank and Neelesh Kalani, dated June 30, 2025, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed July 2, 2025.

10.30	Deferred Compensation Agreement between Orrstown Bank and Amy L. Doll, dated June 30, 2025.

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

14	Code of Ethics Policy for Senior Financial Officers posted on Registrant’s website.

19.1	Insider Trading Policies and Procedures - 2025

21	Subsidiaries of the registrant

23.1	Consent of Crowe LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a – 14(a)/15d-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a – 14(a)/15d-14(a) Certifications (Chief Financial Officer)

32.1	Section 1350 Certifications (Chief Executive Officer)

32.2	Section 1350 Certifications (Chief Financial Officer)

97	Orrstown Financial Services, Inc. Compensation Recovery Policy, incorporated by reference to Exhibit 97 to the Registrant's Form 10-K filed March 14, 2024.

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

ORRSTOWN FINANCIAL SERVICES, INC. (Registrant)

Dated: March 12, 2026	By:	/s/ Thomas R. Quinn, Jr.
Thomas R. Quinn, Jr., President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas R. Quinn, Jr.	President and Chief Executive Officer (Principal Executive Officer) and Director	March 12, 2026
Thomas R. Quinn, Jr.
/s/ Neelesh Kalani	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2026
Neelesh Kalani
/s/ Sean P. Mulcahy	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 12, 2026
Sean P. Mulcahy

/s/ Joel R. Zullinger	Chairman of the Board and Director	March 12, 2026
Joel R. Zullinger

/s/ Barbara E. Brobst	Director	March 12, 2026
Barbara E. Brobst

/s/ Sarah M. Brown	Director	March 12, 2026
Sarah M. Brown

/s/ Brian D. Brunner	Director	March 12, 2026
Brian D. Brunner

/s/ Scott V. Fainor	Director	March 12, 2026
Scott V. Fainor

/s/ John W. Giambalvo	Director	March 12, 2026
John W. Giambalvo

/s/ Cindy J. Joiner	Director	March 12, 2026
Cindy J. Joiner

/s/ Mark K. Keller	Director	March 12, 2026
Mark K. Keller

/s/ J. Rodney Messick	Director	March 12, 2026
J. Rodney Messick

/s/ Michael J. Rice	Director	March 12, 2026
Michael J. Rice

/s/ Eric A. Segal	Director	March 12, 2026
Eric A. Segal

/s/ Glenn W. Snoke	Director	March 12, 2026
Glenn W. Snoke