Form 10-Q
period 2026-03-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2026-05-08
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s Common Stock as of May 6, 2026: 19,647,812.

ORRSTOWN FINANCIAL SERVICES, INC.

Glossary of Defined Terms
The following terms may be used throughout this Report, including the unaudited condensed consolidated financial statements and related notes.

Term	Definition

ACL	Allowance for credit losses
AFS	Available-for-sale
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Orrstown Bank, the commercial banking subsidiary of Orrstown Financial Services, Inc.
CECL	Current expected credit losses
CMO	Collateralized mortgage obligation
Codorus Valley or CVB	Codorus Valley Bancorp, Inc.
DCF	Discounted cash flow
ERM	Enterprise Risk Management
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDM	Financial difficulty modification
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross Domestic Product
GSE	U.S. government-sponsored enterprise
IEL	Individually evaluated loan
IRC	Internal Revenue Code of 1986, as amended
LHFS	Loans held for sale
MBS	Mortgage-backed securities
Merger	Merger with Codorus Valley Bancorp, Inc. completed on July 1, 2024
MSR	Mortgage servicing right
OCI	Other comprehensive income (loss)
OREO	Other real estate owned (foreclosed real estate)
2011 Plan	2011 Orrstown Financial Services, Inc. Incentive Stock Plan
2025 Plan	Orrstown Financial Services, Inc. 2025 Stock Incentive Plan
PACE	Property Assessed Clean Energy loans
PCD loans	Purchased credit deteriorated loans
PCE	Personal Consumption Expenditures
ReRemic	Re-securitization of Real Estate Mortgage Investment Conduits
ROU	Right of use (leases)
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Unless the context otherwise requires, the terms “Orrstown,” “we,” “us,” “our,” and “Company” refer to Orrstown Financial Services, Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

(Dollars in thousands, except per share amounts)	March 31, 2026	December 31, 2025
Assets
Cash and due from banks	$49,014	$42,083
Interest-bearing deposits with banks	112,122	107,691
Cash and cash equivalents	161,136	149,774
Restricted investments in bank stocks	23,984	26,717
Securities available-for-sale (amortized cost of $973,220 and $972,138 at March 31, 2026 and December 31, 2025, respectively)	947,018	952,740
Loans held for sale, at fair value	3,366	6,090
Loans	4,061,319	4,020,693
Less: Allowance for credit losses	(47,463)	(47,681)
Net loans	4,013,856	3,973,012
Premises and equipment, net	50,532	51,029
Cash surrender value of life insurance	145,964	146,994
Goodwill	69,751	69,751
Other intangible assets, net	35,751	37,990
Accrued interest receivable	21,176	21,473
Deferred tax assets, net	32,802	33,931
Other assets	71,636	72,754
Total assets	$5,576,972	$5,542,255
Liabilities
Deposits:
Noninterest-bearing	$882,588	$870,906
Interest-bearing	3,744,836	3,657,868
Total deposits	4,627,424	4,528,774
Securities sold under agreements to repurchase and federal funds purchased	19,264	24,542
FHLB advances and other borrowings	206,694	274,701
Subordinated notes and trust preferred debt	37,274	37,122
Other liabilities	83,132	85,581
Total liabilities	4,973,788	4,950,720

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value—$0.05205 stated value per share; 50,000,000 shares authorized; 19,711,628 shares issued and 19,611,427 outstanding at March 31, 2026; 19,711,628 shares issued and 19,507,208 outstanding at December 31, 2025	1,026	1,026
Additional paid - in capital	422,663	424,596
Retained earnings	202,704	186,752
Accumulated other comprehensive loss	(19,720)	(15,201)
Treasury stock—100,201 and 204,420 shares, at cost at March 31, 2026 and December 31, 2025, respectively	(3,489)	(5,638)
Total shareholders’ equity	603,184	591,535
Total liabilities and shareholders’ equity	$5,576,972	$5,542,255
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended
(Dollars in thousands, except per share amounts)	March 31, 2026	March 31, 2025
Interest income
Loans	$62,995	$63,432
Investment securities - taxable	9,851	8,944
Investment securities - tax-exempt	881	875
Short-term investments	637	2,268
Total interest income	74,364	75,519
Interest expense
Deposits	21,986	24,260
Securities sold under agreements to repurchase and federal funds purchased	97	84
FHLB advances and other borrowings	2,355	1,118
Subordinated notes and trust preferred debt	921	1,296
Total interest expense	25,359	26,758
Net interest income	49,005	48,761
Provision for (recovery of) credit losses - loans	728	(554)
Recovery of credit losses - unfunded loan commitments	(376)	—
Net interest income after net provision for (recovery of) credit losses	48,653	49,315
Noninterest income
Service charges on deposit accounts	2,250	1,911
Interchange income	1,513	1,427
Other service charges, commissions and fees	621	484
Swap fee income	1,339	394
Trust and investment management income	3,744	3,976
Brokerage income	1,813	1,439
Mortgage banking activities	326	302
Income from life insurance	3,761	1,289
Investment securities (losses) gains	(2)	13
Other income	212	389
Total noninterest income	15,577	11,624
continued

	Three Months Ended
	March 31, 2026	March 31, 2025
Noninterest expenses
Salaries and employee benefits	21,157	20,388
Occupancy	2,081	1,989
Furniture and equipment	2,140	2,686
Data processing	1,537	924
Automated teller and interchange fees	1,139	677
Advertising and bank promotions	683	499
FDIC insurance	549	824
Professional services	1,221	1,826
Directors' compensation	414	211
Taxes other than income	1,025	942
Intangible asset amortization	2,239	2,535
Merger-related expenses	—	1,649
Restructuring expenses	—	91
Other operating expenses	2,543	2,935
Total noninterest expenses	36,728	38,176
Income before income tax expense	27,502	22,763
Income tax expense	5,693	4,712
Net income	$21,809	$18,051

Per share information:
Basic earnings per share	$1.13	$0.94
Diluted earnings per share	1.12	0.93
Dividends paid per share	0.30	0.26
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended
(Dollars in thousands)	March 31, 2026	March 31, 2025
Net income	$21,809	$18,051
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on securities available for sale arising during the period	(6,804)	3,883
Reclassification adjustment for (losses) gains on securities available for sale realized in net income	—	—
Net unrealized (losses) gains on securities available for sale	(6,804)	3,883
Tax effect	1,531	(883)
Total other comprehensive (loss) income, net of tax and reclassification adjustments on securities available for sale	(5,273)	3,000
Unrealized gains (losses) on interest rate swaps used in cash flow hedges	972	(916)
Reclassification adjustment for gains (losses) realized in net income	—	—
Net unrealized gains (losses) on interest rate swaps used in cash flow hedges	972	(916)
Tax effect	(218)	208
Total other comprehensive income (loss), net of tax and reclassification adjustments on interest rate swaps used in cash flow hedges	754	(708)
Total other comprehensive (loss) income, net of tax and reclassification adjustments	(4,519)	2,292
Total comprehensive income	$17,290	$20,343
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended March 31, 2026
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2026	$1,026	$424,596	$186,752	$(15,201)	$(5,638)	$591,535
Net income	—	—	21,809	—	—	21,809
Total other comprehensive loss, net of taxes	—	—	—	(4,519)	—	(4,519)
Cash dividends ($0.30 per share)	—	—	(5,857)	—	—	(5,857)
Share-based compensation plans:
0 net common shares acquired or issued and 104,219 net treasury shares issued, including compensation expense totaling $1,540	—	(1,933)	—	—	2,149	216
Balance, March 31, 2026	$1,026	$422,663	$202,704	$(19,720)	$(3,489)	$603,184

	Three Months Ended March 31, 2025
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2025	$1,027	$423,274	$126,540	$(26,316)	$(7,843)	$516,682
Net income	—	—	18,051	—	—	18,051
Total other comprehensive income, net of taxes	—	—	—	2,292	—	2,292
Cash dividends ($0.26 per share)	—	—	(5,044)	—	—	(5,044)
Share-based compensation plans:
1,300 net common shares acquired and 120,975 net treasury shares issued, including compensation expense totaling $1,358	(1)	(1,829)	—	—	2,785	955
Balance, March 31, 2025	$1,026	$421,445	$139,547	$(24,024)	$(5,058)	$532,936

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended
(Dollars in thousands)	March 31, 2026	March 31, 2025
Cash flows from operating activities
Net income	$21,809	$18,051
Adjustments to reconcile net income to net cash provided by operating activities:
Net discount accretion	(5,457)	(7,100)
Depreciation and amortization expense	3,547	4,244
Provision for (recovery of) credit losses - loans	728	(554)
Recovery of credit losses - unfunded loan commitments	(376)	—
Share-based compensation	1,540	1,358
Gains on sales of loans originated for sale	(183)	(225)
Fair value adjustments on loans held for sale	89	(8)
Mortgage loans originated for sale	(10,054)	(11,225)
Proceeds from sales of loans originated for sale	12,872	12,811
Net gain on OREO and premises held for sale	—	(6)
Deferred income tax expense	2,612	5,766
Investment securities losses (gains)	2	(13)
Net losses on derivatives	27	180
Income from life insurance	(3,761)	(1,289)
Decrease (increase) in accrued interest receivable and other assets	1,042	(578)
Increase (decrease) in accrued interest payable and other liabilities	737	(10,805)
Other, net	363	346
Net cash provided by operating activities	25,537	10,953
Cash flows from investing activities
Maturities, repayments and calls of AFS securities	23,389	18,432
Purchases of AFS securities	(23,051)	(39,613)
Net purchases of restricted investments in bank stocks	2,733	539
Net (increase) decrease in loans	(38,509)	61,262
Investment in limited partnerships	(926)	(369)
Purchases of bank premises and equipment	(422)	(2,315)
Proceeds from disposal of OREO and premises held for sale	—	1,931
Death benefit proceeds from life insurance contracts	4,427	—
Net cash (used in) provided by investing activities	(32,359)	39,867
continued

	March 31, 2026	March 31, 2025
Cash flows from financing activities
Net increase in deposits	98,650	10,620
Net decrease in borrowings with original maturities less than 90 days	(48,269)	(2,733)
Proceeds from FHLB advances with original maturities greater than 90 days	95,000	—
Payments on FHLB advances with original maturities greater than 90 days	(120,000)	(15,000)
Dividends paid	(5,857)	(5,044)
Acquisition of treasury stock	(429)	—
Shares repurchased as treasury stock for employee taxes associated with restricted stock vesting	(970)	(467)
Proceeds from issuance of employee stock purchase plan shares	75	66
Other	(16)	(16)
Net cash provided by (used in) financing activities	18,184	(12,574)
Net increase in cash and cash equivalents	11,362	38,246
Cash and cash equivalents at beginning of period	149,774	248,874
Cash and cash equivalents at end of period	$161,136	$287,120

	Three Months Ended
	March 31, 2026	March 31, 2025
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$25,716	$26,643
Income taxes	—	—
Supplemental schedule of noncash activities:
OREO acquired in settlement of loans	1,055	—
Lease liabilities arising from obtaining ROU assets	—	831
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
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of Orrstown Financial Services, Inc. and its wholly owned subsidiary, the Bank. The Company has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, SEC rules that permit reduced disclosure for interim periods and Article 10 of Regulation S-X. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements. There have been no material changes to the Company's significant accounting policies for the three months ended March 31, 2026. The December 31, 2025 consolidated balance sheet information contained in this Quarterly Report on Form 10-Q was derived from the Company's 2025 audited consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications have been made to prior years' amounts to conform with current year classifications. These reclassifications did not have a material impact on the Company's statement of consolidated cash flows.
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

Allowance for Credit Losses - Loans
The Company accounts for the ACL in accordance with the current expected credit losses accounting standard commonly referred to as "CECL," which requires an organization to measure all expected credit losses over the contractual term for financial assets measured at amortized cost, including loan receivables and held-to-maturity securities, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The CECL methodology also applies to off-balance sheet credit exposures not accounted for as insurance (e.g., loan commitments, standby letters of credit, financial guarantees and other similar instruments), net investments in leases recognized by a lessor in accordance with ASC Topic 842 on leases and AFS debt securities.
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
The Company calculates credit losses over the estimated life of the applicable financial assets using the DCF methodology for the quantitative analysis for the majority of its loan segments, which applies the probability of default and loss given default factors to future cash flows, and then adjusts to the net present value to derive the required reserve. Reasonable and supportable macroeconomic conditions include unemployment and GDP. Model assumptions include the discount rate, prepayments and curtailments. The validation of credit models also includes determining the length of the reasonable and supportable forecast and regression period and utilizing national peer group historical loss rates. For the consumer loan segments, the remaining life methodology is applied as a practical expedient based on the risk characteristics.
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

Loans that do not share similar risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation for the ACL. Loans identified to be individually evaluated under CECL include substandard loans, loans on nonaccrual status and may include accruing loans that do not share similar risk characteristics to other accruing loans collectively evaluated. A specific reserve analysis is applied to the individually evaluated loans, which considers collateral value, an observable market price or the present value of expected future cash flows. A specific reserve may be assigned if the measured value of the loan using one of these methods is less than the current carrying value of the loans.
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
A comprehensive analysis of the ACL is performed by the Company on a quarterly basis. Management evaluates the adequacy of the ACL utilizing a defined methodology to determine if it properly addresses the current and expected risks in the loan portfolio, which considers the performance of borrowers and specific evaluation of individually evaluated loans including historical loss experiences, trends in delinquencies, nonperforming loans and other risk assets, and the qualitative factors. Risk factors are regularly reviewed and adjusted, as needed, by management when conditions support a change. Management believes its approach properly addresses relevant accounting and bank regulatory guidance for loans both collectively and individually evaluated. The results of the comprehensive analysis, including recommended changes, are governed by the Company's Reserve Adequacy Committee.
For loan modifications, the Company evaluates whether the borrower is experiencing financial difficulty, if the modification results in a more-than-insignificant direct change in the contractual cash flows and whether the modifications represent terms that would result in a new loan or a continuation of an existing loan. The Company refers to these loans as "financial difficulty modifications" or "FDMs."
If a modification occurs while the loan is on accrual status, it will continue to accrue interest under the modified terms. After the initial modification and recognition of an FDM, the Company will monitor the performance of the borrower. If no subsequent qualifying modifications are made to the FDM, the loan does not require disclosure in the current period's disclosures after the one-year period has elapsed.
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
Following a merger, the Company will evaluate and classify the acquired loans as PCD if the loans had experienced more-than-insignificant credit deterioration since origination or as non-PCD if the loans had not experienced a more-than-insignificant amount of credit deterioration since origination. PCD loans include loans on nonaccrual status, loans with historical delinquency since loan origination or having a risk rating of watch, special mention, substandard, doubtful or loss based on the Company's internal risk rating system. At acquisition, the fair value of the PCD loans is recorded to the ACL, but not as a charge to the provision for credit losses in the consolidated statements of income. The initial allowance is instead established by grossing up the amortized cost of the PCD loan. Subsequent to a merger, changes in the expected credit losses on PCD loans are recorded to the provision for credit losses. The ACL for non-PCD loans is recorded to the provision for credit losses in the same period as the acquisition.
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
In November 2025, the FASB issued ASU 2025-08, Financial Instructions – Credit Losses (Topic 326) – Purchased Loans, which expands the scope of acquired financial assets subject to the gross-up approach under Topic 326. Specifically, loans, excluding credit card receivables, acquired without credit deterioration and loans considered “seasoned” would be accounted for using the gross-up approach at acquisition, which requires the initial ACL at acquisition to be added to the amortized cost basis of the loans. The effective date of the amendment is for annual reporting periods beginning after December 15, 2026. The Company is evaluating the updated guidance to determine its impact on the consolidated financial statements.
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
NOTE 2. MERGER
On July 1, 2024, Orrstown completed a merger of equals with Codorus Valley, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 12, 2023, by and between Orrstown and Codorus Valley. At the effective time of the Merger (the “Effective Time”), Codorus Valley was merged with and into Orrstown, with Orrstown as the surviving corporation, which was promptly followed by the merger of Codorus Valley’s wholly-owned bank subsidiary, PeoplesBank, A Codorus Valley Company, with and into Orrstown Bank, a wholly-owned subsidiary of Orrstown, with Orrstown Bank as the surviving bank.
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
The Merger accomplished the Company’s objectives of providing increased market opportunities and expanding its branch network through a contiguous footprint in Central and Eastern Pennsylvania and the Greater Baltimore, Maryland area. Further, the Merger created an expanded product suite based on the complementary nature of the products and customers of both companies and increases lending capacity, which will support growth of the existing client base and is expected to provide an opportunity to mitigate risks and increase potential returns.
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
The following are descriptions of the valuation methodologies used to estimate the fair values of major categories of assets acquired and liabilities assumed in the Merger. The Company used independent valuation specialists to assist with the determination of fair values for certain acquired assets and assumed liabilities.
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
As a result of the Merger, the Company acquired operating lease assets and operating lease liabilities both with a fair value of $5.1 million based on the income approach, which considered the lease contracts current rental rates, escalation terms and expiration periods. The Company also acquired a finance lease asset and liability with fair values of $392 thousand each. At July 1, 2024, the Company recorded negative fair value adjustments of $1.1 million and $133 thousand to acquired operating lease assets and finance lease assets, respectively, which are amortized over the remaining lease terms.
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

NOTE 3. INVESTMENT SECURITIES
At March 31, 2026 and December 31, 2025, all investment securities were classified as AFS. The following table summarizes amortized cost and fair value of AFS securities, the corresponding amounts of gross unrealized gains and losses recognized in AOCI and the ACL at March 31, 2026 and December 31, 2025:

	Amortized Cost	Gross Unrealized Gains	(Gross Unrealized Losses)	Allowance for Credit Losses	Fair Value
March 31, 2026
U.S. Treasury securities	$15,014	$—	$817	$—	$14,197
U.S. Government Agencies	1,613	46	—	—	1,659
States and political subdivisions	219,408	162	19,222	—	200,348
GSE residential MBSs	239,118	2,051	4,168	—	237,001
GSE commercial MBSs	5,691	84	22	—	5,753
GSE residential CMOs	348,774	2,254	4,952	—	346,076
Non-agency CMOs	65,215	76	1,258	—	64,033
Asset-backed	76,197	289	758	—	75,728
Corporate debt	1,950	33	—	—	1,983
Other	240	—	—	—	240
Totals	$973,220	$4,995	$31,197	$—	$947,018
December 31, 2025
U.S. Treasury securities	$15,016	$—	$805	$—	$14,211
U.S. Government Agencies	1,746	50	—	—	1,796
States and political subdivisions	218,832	288	16,972	—	202,148
GSE residential MBSs	234,016	3,228	3,141	—	234,103
GSE commercial MBSs	6,081	106	16	—	6,171
GSE residential CMOs	354,954	3,425	4,376	—	354,003
Non-agency CMOs	60,693	363	1,233	—	59,823
Asset-backed	78,610	443	803	—	78,250
Corporate debt	1,947	45	—	—	1,992
Other	243	—	—	—	243
Totals	$972,138	$7,948	$27,346	$—	$952,740

The following table summarizes investment securities with unrealized losses at March 31, 2026 and December 31, 2025, aggregated by major security type and the length of time in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
March 31, 2026
U.S. Treasury securities	—	$—	$—	2	$14,197	$817	2	$14,197	$817
States and political subdivisions	7	14,610	380	39	174,206	18,842	46	188,816	19,222
GSE residential MBSs	9	93,841	2,028	8	12,615	2,140	17	106,456	4,168
GSE commercial MBS	1	647	20	1	567	2	2	1,214	22
GSE residential CMOs	17	78,736	808	15	51,266	4,144	32	130,002	4,952
Non-agency CMOs	9	39,301	232	4	15,926	1,026	13	55,227	1,258
Asset-backed	3	16,012	34	11	45,909	724	14	61,921	758
Totals	46	$243,147	$3,502	80	$314,686	$27,695	126	$557,833	$31,197
December 31, 2025
U.S. Treasury securities	—	$—	$—	2	$14,211	$805	2	$14,211	$805
States and political subdivisions	2	10,498	199	39	176,757	16,773	41	187,255	16,972
GSE residential MBSs	7	72,981	1,044	8	13,003	2,097	15	85,984	3,141
GSE commercial MBS	2	1,222	16	—	—	—	2	1,222	16
GSE residential CMOs	9	39,588	335	21	87,901	4,041	30	127,489	4,376
Non-agency CMOs	5	21,230	180	4	16,158	1,053	9	37,388	1,233
Asset-backed	2	3,890	29	9	43,168	774	11	47,058	803
Totals	27	$149,409	$1,803	83	$351,198	$25,543	110	$500,607	$27,346
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
The Company did not record an ACL on the AFS securities at March 31, 2026 and December 31, 2025. As of these periods, the Company considers the unrealized losses on the AFS securities to be related to fluctuations in market conditions, primarily higher interest rates from the time of the security purchase, and not reflective of deterioration in credit. In addition, the Company maintains that it has the intent and ability to hold these AFS securities until the amortized cost is recovered and it is more likely than not that any of AFS securities in an unrealized loss position would not be required to be sold.
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
The Company does not intend to sell the aforementioned investment securities with unrealized losses and it is more likely than not that the Company will not be required to sell them before recovery of their amortized cost basis, which may be maturity. In addition, the unrealized losses are not credit related. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at March 31, 2026.
The following table summarizes amortized cost and fair value of investment securities by contractual maturity at March 31, 2026. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$1,107	$1,106
Due after one year through five years	42,775	40,792
Due after five years through ten years	62,987	59,724
Due after ten years	131,356	116,805
CMOs and MBSs	658,798	652,863
Asset-backed	76,197	75,728
Totals	$973,220	$947,018
The following table summarizes proceeds from sales of investment securities and gross gains and gross losses for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Proceeds from sale of investment securities	$—	$—
Gross gains	—	13
Gross losses	2	—
During the three months ended March 31, 2026, the Company recorded a loss of $2 thousand compared to a gain of $13 thousand for the three months ended March 31, 2025 from mark-to-market activity on an equity security. During the three months ended March 31, 2026 and 2025, the Company did not sell any investment securities. Investment securities with a fair value of $665.6 million and $556.5 million at March 31, 2026 and December 31, 2025, respectively, were pledged to secure public funds and for other purposes as required or permitted by law. At March 31, 2026 and December 31, 2025, no AFS investment securities holding of any one issuer, other than the U.S. government and its agencies, amounted to greater than 10% of shareholders’ equity.
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

The following table presents the loan portfolio by segment and class, excluding residential LHFS, at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Commercial real estate:
Owner occupied	$645,026	$644,713
Non-owner occupied	1,322,251	1,260,198
Multi-family	216,658	236,703
Non-owner occupied residential	151,560	155,749
Acquisition and development:
1-4 family residential construction	46,355	41,489
Commercial and land development	198,957	198,234
Agricultural	114,409	121,417
Commercial and industrial	481,815	489,371
Municipal	27,744	25,302
Residential mortgage:
First lien	484,022	478,870
Home equity - term	5,685	5,972
Home equity - lines of credit	327,141	321,438
Other - term(1)	22,442	22,906
Installment and other loans	17,254	18,331
Total loans	$4,061,319	$4,020,693

(1) Other - term includes PACE loans with unearned income of $449 thousand and $505 thousand at March 31, 2026 and December 31, 2025, respectively.
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
The following table presents the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of March 31, 2026 and December 31, 2025. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan and payment activity. Residential mortgage, installment and other consumer loans are presented below based on payment performance: performing or nonperforming. Nonperforming includes substandard - individually evaluated loans.

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$14,653	$98,653	$45,482	$83,037	$100,981	$236,424	$10,807	$3,622	$593,659
Special mention	—	—	11,694	5,179	—	15,532	1,342	—	33,747
Substandard - Non-IEL	—	—	719	1,485	4,364	6,195	1,337	70	14,170
Substandard - IEL	—	—	—	643	800	2,007	—	—	3,450
Total owner-occupied loans	$14,653	$98,653	$57,895	$90,344	$106,145	$260,158	$13,486	$3,692	$645,026
Current period gross charge offs - owner-occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied:
Risk rating
Pass	$98,893	$164,480	$89,017	$126,145	$186,293	$622,613	$9,773	$997	$1,298,211
Special mention	—	—	—	10,042	3,006	9,709	—	—	22,757
Substandard - Non-IEL	—	—	—	—	880	—	—	—	880
Substandard - IEL	—	—	—	135	139	129	—	—	403
Total non-owner occupied loans	$98,893	$164,480	$89,017	$136,322	$190,318	$632,451	$9,773	$997	$1,322,251
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family:
Risk rating
Pass	$3,023	$14,139	$9,223	$6,767	$76,915	$95,866	$1,001	$47	$206,981
Special mention	—	—	—	—	8,800	747	—	—	9,547
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	130	—	—	—	130
Total multi-family loans	$3,023	$14,139	$9,223	$6,767	$85,845	$96,613	$1,001	$47	$216,658
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied residential:
Risk rating
Pass	$2,535	$10,717	$8,844	$17,013	$25,575	$79,809	$92	$244	$144,829
Special mention	—	—	—	—	39	1,945	—	38	2,022
Substandard - Non-IEL	—	—	—	127	558	3,525	—	98	4,308
Substandard - IEL	—	—	—	—	193	208	—	—	401
Total non-owner occupied residential loans	$2,535	$10,717	$8,844	$17,140	$26,365	$85,487	$92	$380	$151,560
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$—	$37	$—	$—	$—	$37
continued

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$4,082	$33,460	$2,737	$4,747	$411	$918	$—	$—	$46,355
Special mention	—	—	—	—	—	—	—	—	—
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total 1-4 family residential construction loans	$4,082	$33,460	$2,737	$4,747	$411	$918	$—	$—	$46,355
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and land development:
Risk rating
Pass	$2,676	$31,550	$55,734	$23,169	$56,015	$7,791	$9,675	$—	$186,610
Special mention	—	—	—	—	—	—	—	—	—
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	89	4,431	7,443	384	—	—	12,347
Total commercial and land development loans	$2,676	$31,550	$55,823	$27,600	$63,458	$8,175	$9,675	$—	$198,957
Current period gross charge offs - commercial and land development	$—	$—	$—	$—	$85	$—	$—	$—	$85
Agricultural
Risk rating
Pass	$5,699	$12,161	$8,485	$11,827	$19,178	$38,861	$14,947	$1,423	$112,581
Special mention	—	—	—	—	—	1,273	98	—	1,371
Substandard - Non-IEL	—	—	67	20	18	196	148	—	449
Substandard - IEL	—	—	—	—	8	—	—	—	8
Total agricultural loans	$5,699	$12,161	$8,552	$11,847	$19,204	$40,330	$15,193	$1,423	$114,409
Current period gross charge offs - agricultural	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial:
Risk rating
Pass	$14,110	$65,462	$78,382	$28,464	$36,308	$60,971	$143,123	$4,059	$430,879
Special mention	—	8,047	7,204	8,553	253	1,077	14,344	154	39,632
Substandard - Non-IEL	—	—	10	1,006	90	61	5,179	1,203	7,549
Substandard - IEL	—	—	282	201	203	1,199	33	1,837	3,755
Total commercial and industrial loans	$14,110	$73,509	$85,878	$38,224	$36,854	$63,308	$162,679	$7,253	$481,815
Current period gross charge offs - commercial and industrial	$—	$—	$—	$—	$—	$677	$122	$—	$799
Municipal:
Risk rating
Pass	$3,008	$1	$52	$—	$8,811	$14,496	$—	$—	$26,368
Special mention	—	—	—	—	—	1,376	—	—	1,376
Total municipal loans	$3,008	$1	$52	$—	$8,811	$15,872	$—	$—	$27,744
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—
continued

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Residential mortgage:
First lien:
Payment performance
Performing	$15,705	$72,561	$53,828	$87,146	$90,739	$157,683	$—	$—	$477,662
Nonperforming	—	—	625	1,034	471	4,230	—	—	6,360
Total first lien loans	$15,705	$72,561	$54,453	$88,180	$91,210	$161,913	$—	$—	$484,022
Current period gross charge offs - first lien	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity - term:
Payment performance
Performing	$204	$692	$326	$584	$872	$2,871	$—	$—	$5,549
Nonperforming	—	78	—	—	—	58	—	—	136
Total home equity - term loans	$204	$770	$326	$584	$872	$2,929	$—	$—	$5,685
Current period gross charge offs - home equity - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$233,882	$90,067	$323,949
Nonperforming	—	—	—	—	—	—	1,419	1,773	3,192
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$235,301	$91,840	$327,141
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other - term:
Payment performance
Performing	$—	$—	$22,442	$—	$—	$—	$—	$—	$22,442
Nonperforming	—	—	—	—	—	—	—	—	—
Total other - term loans	$—	$—	$22,442	$—	$—	$—	$—	$—	$22,442
Current period gross charge offs - other - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
Installment and other loans:
Payment performance
Performing	$582	$490	$932	$1,169	$902	$390	$12,782	$6	$17,253
Nonperforming	—	—	—	1	—	—	—	—	1
Total Installment and other loans	$582	$490	$932	$1,170	$902	$390	$12,782	$6	$17,254
Current period gross charge offs - installment and other	$—	$91	$2	$—	$—	$—	$4	$—	$97

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$96,640	$46,784	$88,930	$103,934	$90,037	$152,232	$13,102	$3,642	$595,301
Special mention	—	10,810	1,713	—	6,721	8,927	93	—	28,264
Substandard - Non-IEL	—	723	1,499	4,411	3,837	3,822	1,658	70	16,020
Substandard - IEL	—	—	643	821	974	2,690	—	—	5,128
Total owner-occupied loans	$96,640	$58,317	$92,785	$109,166	$101,569	$167,671	$14,853	$3,712	$644,713
Current period gross charge offs - owner-occupied	$—	$—	$—	$337	$—	$3	$—	$—	$340
Non-owner occupied:
Risk rating
Pass	$174,958	$92,343	$126,924	$188,935	$305,539	$338,309	$9,044	$—	$1,236,052
Special mention	—	—	10,053	3,002	—	9,763	—	—	22,818
Substandard - Non-IEL	—	—	—	883	—	—	—	—	883
Substandard - IEL	—	—	139	143	163	—	—	—	445
Total non-owner occupied loans	$174,958	$92,343	$137,116	$192,963	$305,702	$348,072	$9,044	$—	$1,260,198
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family:
Risk rating
Pass	$15,347	$9,283	$6,800	$77,290	$45,263	$71,549	$860	$672	$227,064
Special mention	—	—	—	8,751	755	—	—	—	9,506
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	133	—	—	—	—	133
Total multi-family loans	$15,347	$9,283	$6,800	$86,174	$46,018	$71,549	$860	$672	$236,703
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied residential:
Risk rating
Pass	$9,829	$9,460	$17,833	$26,227	$24,378	$59,928	$479	$146	$148,280
Special mention	—	487	—	39	763	1,243	—	38	2,570
Substandard - Non-IEL	—	—	128	561	2,445	1,210	—	100	4,444
Substandard - IEL	—	—	—	236	121	98	—	—	455
Total non-owner occupied residential loans	$9,829	$9,947	$17,961	$27,063	$27,707	$62,479	$479	$284	$155,749
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$—	$—	$—	$—	$—	$—
continued

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$32,602	$5,145	$2,408	$411	$923	$—	$—	$—	$41,489
Special mention	—	—	—	—	—	—	—	—	—
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total 1-4 family residential construction loans	$32,602	$5,145	$2,408	$411	$923	$—	$—	$—	$41,489
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and land development:
Risk rating
Pass	$29,243	$53,272	$27,951	$57,777	$5,319	$3,213	$9,049	$—	$185,824
Special mention	—	—	4,166	—	—	—	—	—	4,166
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	275	7,639	330	—	—	—	8,244
Total commercial and land development loans	$29,243	$53,272	$32,392	$65,416	$5,649	$3,213	$9,049	$—	$198,234
Current period gross charge offs - commercial and land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural
Risk rating
Pass	$12,698	$8,621	$12,006	$19,421	$17,013	$25,466	$15,533	$723	$111,481
Special mention	—	1,491	1,670	1,240	1,120	3,878	98	—	9,497
Substandard - Non-IEL	—	74	—	9	199	—	148	—	430
Substandard - IEL	—	—	—	9	—	—	—	—	9
Total agricultural loans	$12,698	$10,186	$13,676	$20,679	$18,332	$29,344	$15,779	$723	$121,417
Current period gross charge offs - agricultural	$—	$—	$—	$—	$25	$6	$—	$—	$31
Commercial and Industrial:
Risk rating
Pass	$76,830	$80,815	$36,440	$45,357	$40,702	$20,836	$137,914	$8,209	$447,103
Special mention	87	6,999	8,285	263	792	344	12,466	834	30,070
Substandard - Non-IEL	—	12	1,152	99	906	18	5,975	176	8,338
Substandard - IEL	—	321	227	233	179	912	—	1,988	3,860
Total commercial and industrial loans	$76,917	$88,147	$46,104	$45,952	$42,579	$22,110	$156,355	$11,207	$489,371
Current period gross charge offs - commercial and industrial	$—	$—	$406	$175	$56	$100	$499	$—	$1,236
Municipal:
Risk rating
Pass	$—	$55	$—	$9,012	$2,841	$11,991	$—	$—	$23,899
Special mention	—	—	—	—	—	1,403	—	—	1,403
Total municipal loans	$—	$55	$—	$9,012	$2,841	$13,394	$—	$—	$25,302
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—
continued

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Residential mortgage:
First lien:
Payment performance
Performing	$74,268	$54,459	$89,440	$92,611	$46,907	$114,926	$—	$—	$472,611
Nonperforming	—	626	1,060	176	134	4,263	—	—	6,259
Total first lien loans	$74,268	$55,085	$90,500	$92,787	$47,041	$119,189	$—	$—	$478,870
Current period gross charge offs - first lien	$—	$51	$—	$—	$27	$10	$—	$—	$88
Home equity - term:
Payment performance
Performing	$1,015	$319	$576	$894	$172	$2,814	$—	$—	$5,790
Nonperforming	87	—	—	—	—	95	—	—	182
Total home equity - term loans	$1,102	$319	$576	$894	$172	$2,909	$—	$—	$5,972
Current period gross charge offs - home equity - term	$—	$—	$—	$36	$—	$—	$—	$—	$36
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$223,787	$94,178	$317,965
Nonperforming	—	—	—	—	—	—	25	3,448	3,473
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$223,812	$97,626	$321,438
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$23	$—	$—	$23
Other - term:
Payment performance
Performing	$—	$22,906	$—	$—	$—	$—	$—	$—	$22,906
Nonperforming	—	—	—	—	—	—	—	—	—
Total other - term loans	$—	$22,906	$—	$—	$—	$—	$—	$—	$22,906
Current period gross charge offs - other - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
Installment and other loans:
Payment performance
Performing	$1,186	$1,052	$1,425	$1,153	$345	$213	$12,930	$25	$18,329
Nonperforming	—	—	2	—	—	—	—	—	2
Total Installment and other loans	$1,186	$1,052	$1,427	$1,153	$345	$213	$12,930	$25	$18,331
Current period gross charge offs - installment and other	$453	$234	$6	$8	$4	$15	$74	$—	$794

For commercial real estate, acquisition and development, commercial and industrial and municipal segments, a loan is evaluated individually when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining expected credit losses, and whether the loan will be individually evaluated, include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not individually evaluated. Generally, loans that are more than 90 past due will be individually evaluated for a specific reserve. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed to determine if the loan should be placed on nonaccrual status. Similarly, residential mortgage loans are individually evaluated if payment of the contractual principal balance is in doubt or if principal or interest have been in default for a period of 90 or more, unless the loan is both well secured and is in process of collection. Nonaccrual loans are, by definition, deemed to be individually evaluated under CECL. A specific reserve allocation for individually evaluated loans is measured on a loan-by-loan basis by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. For loans that are experiencing financial difficulty for extended periods of time, periodic updates on fair values are obtained, which may include updated appraisals. Updated fair values are incorporated into the analysis in the next reporting period.
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
At March 31, 2026 and December 31, 2025, the Company’s individually evaluated loans were measured based on the estimated fair value of the collateral securing the loan or the present value of future cash flows. For real estate loans, collateral consists of commercial or residential real estate, but in the case of commercial and industrial loans, it could also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
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
The following table presents the amortized cost basis of nonaccrual loans, according to loan class, with and without reserves on individually evaluated loans as of March 31, 2026 and December 31, 2025. The Company did not recognize interest income on nonaccrual loans during the three months ended March 31, 2026 and 2025.

	March 31, 2026				December 31, 2025
	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing
Commercial real estate:
Owner-occupied	$227	$3,223	$3,450	$—	$227	$4,901	$5,128	$68
Non-owner occupied	—	403	403	—	—	445	445	—
Multi-family	—	130	130	—	133	—	133	—
Non-owner occupied residential	—	401	401	—	—	455	455	—
Acquisition and development:
Commercial and land development	2,921	9,426	12,347	—	3,005	5,239	8,244	—
Agricultural	—	8	8	—	—	9	9	—
Commercial and industrial	1,081	2,674	3,755	—	1,197	2,663	3,860	—
Residential mortgage:
First lien	—	6,202	6,202	95	—	6,100	6,100	431
Home equity – term	—	136	136	—	—	182	182	—
Home equity – lines of credit	—	3,192	3,192	—	—	3,473	3,473	190
Other - term	—	—	—	345	—	—	—	346
Installment and other loans	1	—	1	3	2	—	2	5
Total	$4,230	$25,795	$30,025	$443	$4,564	$23,467	$28,031	$1,040
A loan is considered to be collateral-dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral. At March 31, 2026 and December 31, 2025, substantially all individually evaluated loans were collateral-dependent and consisted primarily of commercial real estate, acquisition and development and residential mortgage loans, which were secured by commercial or residential real estate.

The following table presents the amortized cost basis of collateral-dependent individually evaluated loans by class as of March 31, 2026 and December 31, 2025:

	Type of Collateral
March 31, 2026	Business Assets	Commercial Real Estate	Equipment	Land	Residential Real Estate	Other	Total
Commercial real estate:
Owner occupied	$—	$3,450	$—	$—	$—	$—	$3,450
Non-owner occupied	—	403	—	—	—	—	403
Multi-family	—	130	—	—	—	—	130
Non-owner occupied residential	—	401	—	—	—	—	401
Acquisition and development:
Commercial and land development	—	11,858	—	489	—	—	12,347
Agricultural	—	—	8	—	—	—	8
Commercial and industrial	2,945	—	817	—	—	—	3,762
Residential mortgage:
First lien	—	—	—	—	6,021	—	6,021
Home equity - term	—	—	—	—	136	—	136
Home equity - lines of credit	—	—	—	—	3,192	—	3,192
Installment and other loans	—	—	1	—	—	—	1
Total	$2,945	$16,242	$826	$489	$9,349	$—	$29,851
December 31, 2025
Commercial real estate:
Owner occupied	$—	$5,128	$—	$—	$—	$—	$5,128
Non-owner occupied	—	445	—	—	—	—	445
Multi-family	—	133	—	—	—	—	133
Non-owner occupied residential	—	455	—	—	—	—	455
Acquisition and development:
Commercial and land development	—	7,897	—	347	—	—	8,244
Agricultural	—	—	9	—	—	—	9
Commercial and industrial	2,921	—	945	—	—	—	3,866
Residential mortgage:
First lien	—	—	—	—	5,914	—	5,914
Home equity - term	—	—	—	—	182	—	182
Home equity - lines of credit	—	—	—	—	3,473	—	3,473
Installment and other loans	—	—	2	—	—	—	2
Total	$2,921	$14,058	$956	$347	$9,569	$—	$27,851
The Company may modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, interest rate reduction or an other-than-insignificant payment delay. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL. The Company may also provide multiple types of modifications on an individual loan.
During the three months ended March 31, 2026, the Company did not extend any modifications to borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan. During the three months ended March 31, 2025, the Company extended modifications to three borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan. For loans previously modified to borrowers experiencing financial difficulty, there are FDMs totaling $5.0 million that are on nonaccrual status and no FDMs that are 90 days or more past due and accruing at March 31, 2026. At March 31, 2026, the Company did not commit to lend additional amounts to borrowers, who was experiencing financial difficulty, with a loan previously modified that was an FDM.

The following table presents the amortized cost of loans that were both experiencing financial difficulty and modified during the three months ended March 31, 2025, by loan class and by type of modification. The percentage of the amortized cost of loans that were modified to borrowers experiencing difficulty as compared to the amortized cost of loan class is also presented below.

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reductions	Total Class of Financing Receivable
March 31, 2025
Commercial real estate:
Owner-occupied	$—	$—	$8	$—	$—	$—	—%
Acquisition and development:
Commercial and land development	—	—	5,016	—	—	—	2.21%
Total:	$—	$—	$5,024	$—	$—	$—
The Company monitors the performance of the modified loans to borrowers experiencing financial difficulty to determine the effectiveness of its modification efforts. At March 31, 2026, modified loans to borrowers experiencing financial difficulty that had a payment default in the twelve months following the modification totaled $4.6 million, which included commercial and land development loans with modified term extensions with an amortized cost of $4.5 million and an owner-occupied commercial real estate loan with a combination of a modified term extension and interest rate reduction with an amortized cost of $82 thousand. At March 31, 2025, modified loans to borrowers experiencing financial difficulty that had a payment default in the twelve months following the modification included a commercial and industrial loan with an extension modification with an amortized cost of $44 thousand.
The following table presents the performance of the loans modified during the three months ended March 31, 2025, which includes loans that remain on nonaccrual status:

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Non-Accrual
March 31, 2025
Commercial real estate:
Owner-occupied	$—	$—	$—	$—	$—	$8
Acquisition and development:
Commercial and land development	4,747	—	—	—	4,747	269
Total:	4,747	—	—	—	4,747	277
The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three months ended March 31, 2025:

	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in years)
Three Months Ended
March 31, 2025
Commercial real estate:
Owner-occupied	$—	—%	0.3
Acquisition and development:
Commercial and land development	$—	—%	0.5

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due by aggregating loans based on its delinquencies. The following table presents the classes of the loan portfolio summarized by aging categories at March 31, 2026 and December 31, 2025:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due	Total Loans
March 31, 2026
Commercial real estate:
Owner occupied	$2,740	$308	$870	$3,918	$641,108	$645,026
Non-owner occupied	135	117	—	252	1,321,999	1,322,251
Multi-family	—	66	130	196	216,462	216,658
Non-owner occupied residential	1,193	147	78	1,418	150,142	151,560
Acquisition and development:
1-4 family residential construction	—	—	—	—	46,355	46,355
Commercial and land development	4,166	—	3,393	7,559	191,398	198,957
Agricultural	178	22	—	200	114,209	114,409
Commercial and industrial	452	140	1,055	1,647	480,168	481,815
Municipal	—	—	—	—	27,744	27,744
Residential mortgage:
First lien	9,981	1,693	2,417	14,091	469,931	484,022
Home equity - term	69	—	8	77	5,608	5,685
Home equity - lines of credit	1,026	850	850	2,726	324,415	327,141
Other - term	—	—	345	345	22,097	22,442
Installment and other loans	746	12	3	761	16,493	17,254
	$20,686	$3,355	$9,149	$33,190	$4,028,129	$4,061,319
December 31, 2025
Commercial real estate:
Owner occupied	$1,066	$148	$1,770	$2,984	$641,729	$644,713
Non-owner occupied	462	792	—	1,254	1,258,944	1,260,198
Multi-family	100	—	133	233	236,470	236,703
Non-owner occupied residential	98	24	115	237	155,512	155,749
Acquisition and development:
1-4 family residential construction	—	—	—	—	41,489	41,489
Commercial and land development	—	151	7,969	8,120	190,114	198,234
Agricultural	807	—	—	807	120,610	121,417
Commercial and industrial	1,614	155	1,139	2,908	486,463	489,371
Municipal	—	—	—	—	25,302	25,302
Residential mortgage:
First lien	9,264	3,158	4,085	16,507	462,363	478,870
Home equity - term	53	55	128	236	5,736	5,972
Home equity - lines of credit	2,101	491	2,715	5,307	316,131	321,438
Other - term	—	—	346	346	22,560	22,906
Installment and other loans	28	13	5	46	18,285	18,331
	$15,593	$4,987	$18,405	$38,985	$3,981,708	$4,020,693

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
Loans that do not share similar risk characteristics are evaluated on an individual loan basis, and are excluded from the collective evaluation for the ACL. Loans identified to be individually evaluated under CECL include loans on nonaccrual status and may include accruing loans that do not share similar risk characteristics to other accruing loans that are collectively evaluated on a loan pool basis. A specific reserve analysis may be applied to the individually evaluated loans, which considers collateral value, an observable market price or the present value of expected future cash flows. A specific reserve is assigned if the measured value of the loan using one of these methods is less than the current carrying value of the loan.
Based on management's analysis, adjustments may be applied for additional factors impacting the risk of loss in the loan portfolio beyond the quantitatively calculated reserve calculated on collectively evaluated loans. As the quantitative reserve calculation incorporates historical conditions, management may consider an additional or reduced reserve is warranted through qualitative risk factors based on current and expected conditions, which may be assigned at different levels of significance: minor, moderate or major. All factors noted above were within the Bank's CECL framework at March 31, 2026. These qualitative risk factors considered by management include significant or unexpected changes in:
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
Other External Factors - including regulatory and legal environment risks and competition.

The following table presents the activity in the ACL for the three months ended March 31, 2026 and 2025:

	Commercial						Consumer
	Commercial Real Estate	Acquisition and Development	Agricultural	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Total
Three Months Ended
March 31, 2026
Balance, beginning of period	$25,552	$6,179	$127	$7,114	$328	$39,300	$7,708	$673	$8,381	$47,681
Provision for credit losses	487	(157)	85	(94)	(4)	317	500	(89)	411	728
Charge-offs	(37)	(85)	—	(799)	—	(921)	—	(97)	(97)	(1,018)
Recoveries	16	—	—	26	—	42	8	22	30	72
Balance, end of period	$26,018	$5,937	$212	$6,247	$324	$38,738	$8,216	$509	$8,725	$47,463
March 31, 2025
Balance, beginning of period	$29,551	$6,601	$110	$6,190	$320	$42,772	$5,240	$677	$5,917	$48,689
Provision for credit losses	(3,587)	(452)	78	1,236	107	(2,618)	1,998	66	2,064	(554)
Charge-offs	(75)	—	(25)	(517)	—	(617)	—	(276)	(276)	(893)
Recoveries	4	1	—	453	—	458	74	30	104	562
Balance, end of period	$25,893	$6,150	$163	$7,362	$427	$39,995	$7,312	$497	$7,809	$47,804
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
The following table summarizes the Company's operating leases at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Operating lease ROU assets	$13,105	$13,854
Operating lease ROU liabilities	13,920	14,722
Weighted-average remaining lease term (in years)	15.4	15.2
Weighted-average discount rate	4.6%	4.5%
The following table summarizes the Company's finance lease at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Financing lease assets	$283	$299
Weighted-average remaining lease term (in years)	3.9	4.2
Weighted-average discount rate	5.0%	5.0%
The following table presents information related to the Company's operating and finance leases for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash paid for operating lease liabilities	$421	$393
Cash paid for finance lease liabilities	20	19
Operating lease expense	1,159	856

The following table presents expected future maturities of the Company's operating lease liabilities as of March 31, 2026:

2026	$1,272
2027	1,730
2028	1,296
2029	1,213
2030	1,167
Thereafter	14,025
20,703
Less: imputed interest	6,783
Total operating lease liabilities	$13,920
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
At both March 31, 2026 and December 31, 2025, goodwill was $69.8 million. As permitted under GAAP, the Company had up to twelve months following the date of the Merger to finalize the fair values of the acquired assets and assumed liabilities related to the Merger with Codorus Valley. During this measurement period, the Company recorded subsequent adjustments totaling $1.6 million to goodwill for provisional amounts related to income taxes recorded at the Merger date, which increased total goodwill from the Merger to $51.0 million. The measurement period to finalize the fair values of the acquired assets and assumed liabilities ended on June 30, 2025. No further adjustments to the fair values were recorded subsequent to twelve months following the Merger date.

	March 31, 2026	December 31, 2025
Balance, beginning of year	$69,751	$68,106
Adjustments to acquired goodwill	—	1,645
Balance, end of period	$69,751	$69,751
Goodwill is not amortized, but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit. The Company conducted its last annual goodwill impairment test as of November 30, 2025 using generally accepted valuation methods. As a result of that impairment test, no goodwill impairment was identified. No changes occurred that would impact the results of that analysis through March 31, 2026. No impairment charges were recorded in the three months ended March 31, 2026 and 2025.
The following table presents changes in and components of other intangible assets for the three months ended March 31, 2026 and 2025. No impairment charges were recorded on other intangible assets during the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Beginning of period	$37,990	$47,765
Amortization expense	(2,239)	(2,535)
Balance, end of period	$35,751	$45,230

The following table presents the components of other identifiable intangible assets at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible	$48,530	$20,503	$48,530	$18,706
Customer relationship intangibles	11,231	3,507	11,231	3,065
Total	$59,761	$24,010	$59,761	$21,771
The following table presents future estimated aggregate amortization expense for other identifiable intangible assets at March 31, 2026:

2026	$6,346
2027	7,404
2028	6,226
2029	5,126
2030	4,111
Thereafter	6,538
Total other identifiable intangible assets	$35,751
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
At March 31, 2026, 440,000 shares of the Company's common stock were reserved for issuance under the 2025 Plan, of which 212,053 shares were available to be issued.
The following table presents a summary of nonvested restricted shares activity for the three months ended March 31, 2026:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares, beginning of year	253,755	$30.47
Granted	161,975	36.66
Forfeited	—	—
Vested	(70,438)	27.31
Nonvested shares, at period end	345,292	$34.02

The following table presents restricted share compensation expense, with tax benefit information, and fair value of shares vested, for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Restricted share award expense	$1,533	$1,354
Restricted share award tax benefit	322	284
Fair value of shares vested	2,653	1,475
The unrecognized compensation expense related to the share awards totaled $7.9 million at March 31, 2026 and $4.0 million at December 31, 2025. The unrecognized compensation expense at March 31, 2026 is expected to be recognized over a weighted-average period of 2.2 years.
The following table presents the summary of stock option activity as of March 31, 2026. The weighted average of remaining contractual term of shares exercisable is 1.6 years.

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2026	13,202	$25.29
Exercised	—	0.00
Outstanding at end of period	13,202	25.29
Fully vested and expected to vest	13,202	25.29
Exercisable, at March 31, 2026	13,202	$25.29

The following table presents information about stock options exercised for the three months ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Total intrinsic value of options exercised	$—	$42
Cash received from options exercised	—	252
Tax benefit realized from stock options exercised	—	9
The Company maintains an employee stock purchase plan to provide employees of the Company with an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed the lesser of the IRS limit of $25,000 or 10% of their annual salary at the lower of 95% of the fair market value of the shares on the semi-annual offering date, or related purchase date. The purchases occur in March and September of each year. The Company reserved 350,000 shares of its common stock to be issued under the employee stock purchase plan, of which 120,702 shares were available to be issued at March 31, 2026.
The following table presents information for the employee stock purchase plan for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Shares purchased	2,278	2,080
Weighted average price of shares purchased	$32.97	$31.83
Compensation expense recognized	$7	$3
The Company issues new shares or treasury shares, depending on market conditions, in its share-based compensation plans.

NOTE 8. DEPOSITS
The following table summarizes deposits by type at March 31, 2026 and December 31, 2025. Brokered money market deposit balances were $45.1 million and $45.2 million at March 31, 2026 and December 31, 2025, respectively. Brokered time deposits totaled $50.6 million at both March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
Noninterest-bearing demand deposits	$882,588	$870,906
Interest-bearing demand deposits	1,242,165	1,169,004
Money market and savings	1,591,872	1,586,874
Time ($250,000 or less)	760,348	754,181
Time (over $250,000)	150,451	147,809
Total	$4,627,424	$4,528,774
NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and also through the use of derivative financial instruments. Specifically, the Company may enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future cash amounts, the value of which are determined by interest rates. The Company's derivative financial instruments are used as risk management tools by the Company to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investment securities and borrowings and are not used for trading or speculative purposes.
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.
Interest rate swaps designated as cash flow hedges involve the hedge of the exposure to variability in expected future cash flows through the receipt of fixed or variable amounts from a counterparty in exchange for the Company making variable-rate or fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company, however, discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period due to circumstances, such as the forecasted transaction being no longer probable or the hedge ceases to be highly effective. Upon discontinuance, the associated gains and losses deferred in AOCI are reclassified immediately into earnings and subsequent changes in the fair value of the cash flow hedge are recognized in earnings.
At both March 31, 2026 and December 31, 2025, the Company had two interest rate swaps designated as a cash flow hedge with a notional value of $160.0 million for the purpose of hedging variable cash flows associated with the Company's borrowings and brokered money market deposits. During the three months ended March 31, 2026 and 2025, the Company did not enter into new interest rate swaps designated as cash flow hedges.
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
During the three months ended March 31, 2025, the Company terminated its three pay-fixed interest rate swaps with a total notional value of $100.0 million, which were on closed portfolio loans with the Bank's commercial clients. The interest rate swaps were designated as fair value hedges and allowed the Company to offer long-term fixed rate loans to commercial clients while mitigating the interest rate risk of a long-term asset by converting fixed rate interest payments to floating rate interest payments indexed to a synthetic U.S. SOFR rate. During the three months ended March 31, 2026, the Company did not enter into new interest rate swaps designated as fair value hedges.

The Company enters into interest rate swap agreements that allow its commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. In addition, the Company may enter into interest rate caps that allow its commercial loan customers to gain protection against significant interest rate increases and provide an upper limit, or cap, on the variable interest rate. The Company then enters into a corresponding swap or cap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps and interest rate caps with both the customers and third parties are not designated as hedges and are marked through earnings. At March 31, 2026, the Company had 107 customer and 107 corresponding third-party broker interest rate derivatives not designated as a hedging instrument with an aggregate notional amount of $1.2 billion. At December 31, 2025, the Company had 96 customer and 96 third-party broker interest rate derivatives not designated as a hedging instrument with an aggregate notional value of $1.1 billion. During the three months ended March 31, 2026, the Company entered into 16 new interest rate swaps with commercial loan customers, and recorded swap fee income of $1.3 million. There were three swap terminations and two matured swap agreements during the three months ended March 31, 2026. The Company entered into nine new interest rate swaps and recorded $394 thousand in swap fee income during the three months ended March 31, 2025. Swap fee income is included in other noninterest income in the unaudited condensed consolidated statements of income.
At March 31, 2026 and December 31, 2025, the Company had cash collateral of $10.7 million and $8.0 million with third parties for certain of these derivatives, respectively. At March 31, 2026 and December 31, 2025, the Company held cash collateral of $1.9 million and zero from a counterparty for these derivatives, respectively.
The Company also may enter into risk participation agreements with a financial institution counterparty for an interest rate derivative contract related to a loan in which the Company may be a participant or the agent bank. The risk participation agreement provides credit protection to the agent bank should the borrower fail to perform on its interest rate derivative contracts with the agent bank. The Company manages its credit risk on the risk participation agreement by monitoring the creditworthiness of the borrower, which is based on the same credit review process as though the Company had entered into the derivative instruments directly with the borrower. The notional amount of such risk participation agreement reflects the Company’s pro-rata share of the derivative instrument, consistent with its share of the related loan participation. At March 31, 2026, the Company had five risk participation agreements with sold protection with a notional value of $26.1 million compared to six risk participation agreements with sold protection with a notional value of $44.6 million at December 31, 2025. The Company had six risk participations with purchased protection with a notional value of $31.6 million at March 31, 2026 compared to six risk participations with purchased protection with a notional value of $31.7 million at December 31, 2025. The Company did not enter into any risk participation agreements during the three months ended March 31, 2026 and 2025. The Company did not terminate any risk participations during the three months ended March 31, 2026. One risk participation with sold protection matured during the three months ended March 31, 2026. one risk participation with sold protection was terminated during the three months ended March 31, 2025.
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

The following table summarizes the fair value of the Company's derivative instruments at March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Cash flow hedge designation:
Interest rate swaps - FHLB advances	$75,000	Other assets	$114	$75,000	Other liabilities	$(348)
Interest rate swaps - FHLB advances and brokered money market deposits	85,000	Other assets	643	85,000	Other assets	132
Total derivatives designated as hedging instruments			$757			$(216)

Derivatives not designated as hedging instruments:
Interest rate swaps	$585,979	Other assets	$12,243	$539,225	Other assets	$14,463
Interest rate swaps	585,979	Other liabilities	(12,575)	539,225	Other liabilities	(14,720)
Purchased options – rate cap	5,681	Other assets	1	5,709	Other assets	—
Written options – rate cap	5,681	Other liabilities	(1)	5,709	Other liabilities	—
Risk participations - sold credit protection	26,097	Other liabilities	(76)	44,638	Other liabilities	(70)
Risk participations - purchased credit protection	31,620	Other assets	50	31,702	Other assets	43
Interest rate lock commitments with customers	3,101	Other assets	63	1,811	Other assets	38
Forward sale commitments	3,554	Other assets	10	5,948	Other liabilities	(11)
Total derivatives not designated as hedging instruments			$(285)			$(257)
The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of March 31, 2026 and 2025. During the three months ended March 31, 2025, the Company terminated its three pay-fixed interest rate swaps with a total notional value of $100.0 million.

	Carrying Amounts of Hedged Assets		Cumulative Amounts of Fair Value Hedging Adjustments Included in the Carrying Amounts of the Hedged Assets
	March 31,		March 31,
	2026	2025	2026	2025
Commercial loans	n/a	$—	n/a	$—
The following tables summarize the effect of the Company's derivative financial instruments on OCI and net income for the three months ended March 31, 2026 and 2025:

	Amount of Gain (Loss) Recognized in OCI on Derivative
	Three Months Ended March 31,
	2026	2025
Derivatives in cash flow hedging relationships:
Interest rate products	$972	$(916)

	Amount of Loss Reclassified from AOCI into Income		Location of Loss Recognized from AOCI into Income
	Three Months Ended March 31,
	2026	2025
Derivatives in cash flow hedging relationships:
Interest rate products	$—	$—	Interest income

	Amount of (Loss) Gain Recognized in Income		Location of Gain Recognized in Income
	Three Months Ended March 31,
	2026	2025
Derivatives designated as hedging instruments
Fair value hedge designation:
Interest rate swaps - commercial loans (1)	$—	$(1)	Interest income on loans

Derivatives not designated as hedging instruments:
Interest rate products	$(75)	$(252)	Other operating expenses
Risk participation agreements	1	3	Other operating expenses
Interest rate lock commitments with customers	25	93	Mortgage banking activities
Forward sale commitments	22	(25)	Mortgage banking activities
Total derivatives not designated as hedging instruments	$(27)	$(181)
(1) Amount includes the net of the change in the fair value of the interest rate swaps hedging commercial loans and the change in the carrying value included in the hedged commercial loans.
The following table is a summary of components for interest rate swaps designated as hedging instruments at March 31, 2026 and December 31, 2025:

	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity in Years
March 31, 2026
Cash flow hedge designation:
Interest rate swaps - FHLB advances and brokered deposits	3.35%	3.67%	2.3
December 31, 2025
Cash flow hedge designation:
Interest rate swaps - FHLB advances and brokered deposits	3.35%	3.93%	2.5
NOTE 10. SUBORDINATED NOTES
At both March 31, 2026 and December 31, 2025, subordinated notes payable totaled $31.0 million, which qualified for Tier 2 capital subject to the regulatory capital phase out limitations.
The Company assumed Codorus Valley's unsecured subordinated notes that were issued in December 2020, which may be redeemed, in whole or in part, in a principal amount with integral multiples of $10.0 million, on or after December 9, 2025 and prior to the maturity date at 100% of the principal amount, plus accrued and unpaid interest. The subordinated notes mature on December 9, 2030. The subordinated notes are also redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the note purchase agreements. The subordinated notes had a fixed rate of interest equal to 4.50% until December 30, 2025. After that term, the variable rate of interest is equal to the three-month CME term SOFR rate plus 4.04%. At March 31, 2026 and December 31, 2025, the interest rates on the subordinated notes were 7.72% and 8.06%, respectively. These subordinated notes were marked to fair value at $28.6 million, with a discount of $2.4 million being amortized and netted against interest expense over the stated maturity. At March 31, 2026 and December 31, 2025, the unearned discount totaled $1.7 million and $1.8 million, respectively.
The Company also assumed junior subordinated trust preferred debt of $10.3 million with a fair value of $7.6 million, with a discount of $2.7 million being amortized and netted against interest expense over the stated maturity. In June 2006, Codorus Valley formed CVB Statutory Trust No. II, a wholly-owned special purpose entity whose sole purpose was to facilitate a pooled trust preferred debt issuance of $7.2 million with a stated maturity of July 7, 2036 and a variable rate of three-month CME term SOFR rate, plus a spread adjustment of 0.26161% and a margin of 1.54% through maturity. In November 2004, Codorus Valley formed CVB Statutory Trust No. I to facilitate a pooled trust preferred debt issuance of $3.1 million with a stated maturity of December 15, 2034 and a variable rate of three-month CME term SOFR rate, plus a spread adjustment of 0.26161% and a margin of 2.02% through maturity. The Company owns all of the common stock of these nonbank entities, and the debentures are the sole assets of the trusts. The accounts of both trusts are not consolidated for financial reporting purposes in accordance with FASB ASC 810, Consolidation. For regulatory capital purposes, the trust preferred securities qualified as Tier 1 capital, but are subject to capital limitations under the risk-based capital guidelines.
The remaining maturities of subordinated notes and trust preferred debt as of March 31, 2026 and 2025, are as follows:

	March 31, 2026	December 31, 2025
Subordinated debt maturing:
2030	31,000	31,000

Trust preferred junior subordinated debt maturing:
2034	$3,093	$3,093
2036	7,217	7,217

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
The Company and the Bank met all capital adequacy requirements to which they are subject at March 31, 2026 and December 31, 2025. Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2026, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's classification.

The following table presents capital amounts and ratios at March 31, 2026 and December 31, 2025:

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2026
Total risk-based capital:
Orrstown Financial Services, Inc.	$601,948	13.5%	$467,464	10.5%	n/a	n/a
Orrstown Bank	603,598	13.6%	467,416	10.5%	$445,158	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	532,294	12.0%	378,423	8.5%	n/a	n/a
Orrstown Bank	557,371	12.5%	378,384	8.5%	356,127	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	524,305	11.8%	311,643	7.0%	n/a	n/a
Orrstown Bank	557,371	12.5%	311,611	7.0%	289,353	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	532,294	9.7%	218,617	4.0%	n/a	n/a
Orrstown Bank	557,371	10.2%	218,791	4.0%	273,489	5.0%
December 31, 2025
Total risk-based capital:
Orrstown Financial Services, Inc.	$587,354	13.3%	$463,702	10.5%	n/a	n/a
Orrstown Bank	588,026	13.3%	463,671	10.5%	$441,592	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	514,572	11.7%	375,378	8.5%	n/a	n/a
Orrstown Bank	538,598	12.2%	375,353	8.5%	353,273	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	506,643	11.5%	309,135	7.0%	n/a	n/a
Orrstown Bank	538,598	12.2%	309,114	7.0%	287,035	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	514,572	9.5%	217,008	4.0%	n/a	n/a
Orrstown Bank	538,598	9.9%	217,148	4.0%	271,435	5.0%
The Company maintains a stockholder dividend reinvestment and stock purchase plan. Under the plan, shareholders may purchase additional shares of the Company’s common stock at the prevailing market prices with reinvested dividends and voluntary cash payments. The Company reserved 1,045,000 shares of its common stock to be issued under the dividend reinvestment and stock purchase plan. At March 31, 2026, approximately 665,000 shares were available to be issued under the plan.
On June 20, 2025, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company could repurchase up to 500,000 shares of its outstanding common stock in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act, as amended. When and if appropriate, repurchases may be made in the open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. For the three months ended March 31, 2026, the Company repurchased 12,600 shares of its common stock. Common stock available for future repurchase totals 479,070 shares, or 2.4% of the Company's outstanding common stock at March 31, 2026.
On April 21, 2026, the Board of Directors declared a cash dividend of $0.30 per common share, which will be paid on May 12, 2026 to shareholders of record at May 5, 2026.

NOTE 12. EARNINGS PER SHARE
The following table presents earnings per share for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(shares presented in the table are in thousands)	2026	2025
Net income	$21,809	$18,051
Weighted average shares outstanding - basic	19,274	19,157
Dilutive effect of share-based compensation	136	171
Weighted average shares outstanding - diluted	19,410	19,328
Per share information:
Basic earnings per share	$1.13	$0.94
Diluted earnings per share	1.12	0.93
For the three months ended March 31, 2026 and 2025, the total average shares of the outstanding antidilutive restricted stock grants were 111,000 and 2,070 shares, respectively. For the three months ended March 31, 2026, the total average shares of the exercisable antidilutive stock options outstanding were zero. For the three months ended March 31, 2025, there were no antidilutive exercisable stock options. Antidilutive shares are excluded from the computation of earnings per share as the grant price exceeded the average market price. The dilutive effect of share-based compensation in each period above relates to restricted stock awards and vested and unexercised stock options.
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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The following table presents these contractual, or notional, amounts at March 31, 2026 and December 31, 2025:

	Contractual or Notional Amount
	March 31, 2026	December 31, 2025
Commitments to fund:
Home equity lines of credit	$549,915	$539,336
1-4 family residential construction loans	84,676	93,905
Commercial real estate, construction and land development loans	217,279	256,806
Commercial, industrial and other loans	577,118	597,023
Letters of credit	36,495	37,241
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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a client to a third party. Those guarantees are primarily issued to support clients' borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. The Company holds collateral supporting those commitments when deemed necessary by management. The liability at March 31, 2026 and December 31, 2025 for guarantees under standby letters of credit issued was not considered to be material.

The Company maintains a reserve on its off-balance sheet credit exposures, which totaled $2.0 million at March 31, 2026 and $2.4 million at December 31, 2025, respectively, and is recorded in other liabilities on the unaudited condensed consolidated balance sheets. The Company recorded a recovery of credit losses on off-balance sheet exposure of $376 thousand and zero for the three months ended March 31, 2026 and 2025, respectively. The reserve is based on management's estimate of expected losses in its off-balance sheet credit exposures. The reserve specific to unfunded loan commitments is determined by applying utilization assumptions based on historical experience and applying the expected loss rates by loan class. The change in the reserve for off-balance sheet credit exposures is recorded as a provision or reduction to expense through the provision for credit losses in the unaudited condensed consolidated statements of income.
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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
March 31, 2026
Financial Assets
Investment securities:
U.S. Treasury securities	$14,197	$—	$—	$14,197
U.S. Government Agencies	—	1,659	—	1,659
States and political subdivisions	—	194,728	5,620	200,348
GSE residential MBSs	—	237,001	—	237,001
GSE commercial MBSs	—	5,753	—	5,753
GSE residential CMOs	—	346,076	—	346,076
Non-agency CMOs	—	56,790	7,243	64,033
Asset-backed	—	71,481	4,247	75,728
Corporate debt	—	1,983	—	1,983
Other	240	—	—	240
Loans held for sale	—	3,366	—	3,366
Derivatives	—	13,051	63	13,114
Totals	$14,437	$931,888	$17,173	$963,498
Financial Liabilities
Derivatives	$—	$12,652	$—	$12,652

December 31, 2025
Financial Assets
Investment securities:
U.S. Treasury securities	$14,211	$—	$—	$14,211
U.S. Government Agencies	—	1,796	—	1,796
States and political subdivisions	—	196,482	5,666	202,148
GSE residential MBSs	—	234,103	—	234,103
GSE commercial MBSs	—	6,171	—	6,171
GSE residential CMOs	—	354,003	—	354,003
Non-agency CMOs	—	50,161	9,662	59,823
Asset-backed	—	78,250	—	78,250
Corporate debt	—	1,992	—	1,992
Other	243	—	—	243
Loans held for sale	—	6,090	—	6,090
Derivatives	—	14,638	38	14,676
Totals	$14,454	$943,686	$15,366	$973,506
Financial Liabilities
Derivatives	$—	$15,138	$—	$15,138
The Company had one municipal bond, two CMOs and two asset-backed securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2026 and one municipal bond and two CMOs at December 31, 2025. The Level 3 valuation is based on a non-executable broker quote, which is considered a significant unobservable input. Such quotes are updated as available and may remain constant for a period of time for certain broker-quoted securities that do not move with the market or that are not interest rate sensitive as a result of their structure or overall attributes.

The Company’s residential mortgage LHFS are recorded at fair value utilizing Level 2 measurements. This fair value measurement is determined based upon third party quotes obtained on similar loans. For LHFS, for which the fair value option has been elected, the aggregate fair value was greater than the aggregate principal balance by $39 thousand and $129 thousand as of March 31, 2026 and December 31, 2025, respectively.
The determination of the fair value of interest rate lock commitments on residential mortgages is based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The average pull through percentage, which is based upon historical experience, was 92% as of March 31, 2026. An increase or decrease of 5% in the pull through assumption would result in a positive or negative change of $3 thousand in the fair value of interest rate lock commitments at March 31, 2026.
The following provides details of the Level 3 fair value measurement activity for the periods ended March 31, 2026 and 2025:
Investment securities:

	Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$15,328	$16,920
Unrealized losses included in OCI	(182)	(539)
Purchases	4,860	—
Net discount accretion	52	13
Principal payments and other	(1,707)	(129)
Transfers into level 3	7,182	—
Transfers out of level 3	(8,423)	—
Balance, end of period	$17,110	$16,265

Interest rate lock commitments on residential mortgages:

	Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$38	$20
Total gains included in earnings	25	93
Balance, end of period	$63	$113
Certain financial assets are measured at fair value on a nonrecurring basis. Adjustments to the fair value of these assets usually result from the application of lower of cost or market accounting or write-downs of individual assets. The Company used the following methods and significant assumptions to estimate fair value for these financial assets.
There were four transfers into Level 3 and two transfers out of Level 3 during the three months ended March 31, 2026 and no transfers into or out of Level 3 during the three months ended March 31, 2025.
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
Changes in the fair value of individually evaluated loans still held and considered in the determination of the provision for credit losses was an increase of $235 thousand for the three months ended March 31, 2026 compared to a decline of $595 thousand for the three months ended March 31, 2025.
Foreclosed Real Estate
OREO property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, OREO is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. During the three months ended March 31, 2026, the Company transferred two loans into OREO with a total fair value of $1.1 million, which there have been no subsequent write-downs. The Company did not sell OREO during the three months ended March 31, 2026 or 2025. At December 31, 2025, the OREO balance was zero.
Mortgage Servicing Rights
MSRs are evaluated for impairment by comparing the carrying value to the fair value, which is determined through a DCF valuation that utilizes inputs that focus on loan-level characteristics, prepayment speeds, servicing costs, the discount rate and delinquency rates. To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment. Fair value adjustments on the MSRs only occurs if there is an impairment charge. At March 31, 2026, the fair value of the MSR was $5.4 million, which exceeded the carrying value of $3.2 million. At December 31, 2025, the fair value of the MSR was $5.5 million, which exceeded the carrying value of $3.3 million. At March 31, 2026 and December 31, 2025, the MSR impairment reserve was nominal and $41 thousand, respectively. For the three months ended March 31, 2026, there was an impairment valuation allowance reversal of $41 thousand in mortgage banking activities on the unaudited consolidated statements of income. For the three months ended March 31, 2025, there was no impairment valuation allowance adjustment in mortgage banking activities on the unaudited consolidated statements of income.

The following table summarizes assets measured at fair value on a nonrecurring basis at March 31, 2026 and December 31, 2025:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
March 31, 2026
Individually Evaluated Loans
Commercial real estate:
Owner occupied	$—	$—	$807	$807
Non-owner occupied residential	—	—	106	106
Acquisition and development:
Commercial and land development	—	—	748	748
Commercial and industrial	—	—	2,547	2,547
Residential mortgage:
First lien	—	—	812	812
Home equity - lines of credit	—	—	6	6
Total individually evaluated loans	$—	$—	$5,026	$5,026

December 31, 2025
Individually Evaluated Loans
Commercial real estate:
Owner occupied	$—	$—	$1,664	$1,664
Non-owner occupied residential	—	—	31	31
Acquisition and development:
Commercial and land development	—	—	832	832
Commercial and industrial	—	—	2,494	2,494
Residential mortgage:
First lien	—	—	834	834
Home equity - lines of credit	—	—	9	9
Total individually evaluated loans	$—	$—	$5,864	$5,864

Mortgage servicing rights	$—	$—	$536	$536
The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value Estimate	Valuation Techniques	Unobservable Input (1)	Range
March 31, 2026
Individually evaluated loans	$5,026	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10.00% - 84.00% discount
			- Management adjustments for liquidation expenses	8.76% - 42.45% discount

December 31, 2025
Individually evaluated loans	$5,864	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10.00% - 84.00% discount
			- Management adjustments for liquidation expenses	8.28% - 65.04% discount

Mortgage servicing rights	$536	Income approach - DCF	Weighted average CPR	6.86%
			- Weighted average discount rate	9.02%

Fair values of financial instruments
GAAP requires disclosure of the fair value of financial assets and liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents carrying amounts and estimated fair values of the financial assets and liabilities at March 31, 2026 and December 31, 2025:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Financial Assets
Cash and due from banks	$49,014	$49,014	$49,014	$—	$—
Interest-bearing deposits with banks	112,122	112,122	112,122	—	—
Restricted investments in bank stock	23,984	n/a	n/a	n/a	n/a
Investment securities	947,018	947,018	14,437	915,471	17,110
Loans held for sale	3,366	3,366	—	3,366	—
Loans, net of allowance for credit losses	4,013,856	3,940,737	—	—	3,940,737
Derivatives	13,114	13,114	—	13,051	63
Accrued interest receivable	21,176	21,176	—	4,558	16,618
Financial Liabilities
Deposits	4,627,424	4,626,352	—	4,626,352	—
Securities sold under agreements to repurchase and federal funds purchased	19,264	19,264	—	19,264	—
FHLB advances and other borrowings	206,694	206,663	—	206,663	—
Subordinated notes and trust preferred debt	37,274	38,894	—	38,894	—
Derivatives	12,652	12,652	—	12,652	—
Accrued interest payable	3,140	3,140	—	3,140	—
Off-balance sheet instruments	—	—	—	—	—

December 31, 2025
Financial Assets
Cash and due from banks	$42,083	$42,083	$42,083	$—	$—
Interest-bearing deposits with banks	107,691	107,691	107,691	—	—
Restricted investments in bank stock	26,717	n/a	n/a	n/a	n/a
Investment securities	952,740	952,740	14,454	922,958	15,328
Loans held for sale	6,090	6,090	—	6,090	—
Loans, net of allowance for loan losses	3,973,012	3,934,248	—	—	3,934,248
Derivatives	14,676	14,676	—	14,638	38
Accrued interest receivable	21,473	21,473	—	5,026	16,447
Financial Liabilities
Deposits	4,528,774	4,527,619	—	4,527,619	—
Securities sold under agreements to repurchase	24,542	24,542	—	24,542	—
FHLB advances and other borrowings	274,701	274,765	—	274,765	—
Subordinated notes and trust preferred debt	37,122	38,861	—	38,861	—
Derivatives	15,138	15,138	—	15,138	—
Accrued interest payable	3,497	3,497	—	3,497	—
Off-balance sheet instruments	—	—	—	—	—
In accordance with the Company's adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the methods utilized to measure the fair value of financial instruments at March 31, 2026 and December 31, 2025 represent an approximation of exit price; however, an actual exit price may differ.
NOTE 15. SEGMENT REPORTING
Operating segments are components of a business, which are evaluated regularly by the Company's Chief Financial Officer, who is the designated CODM and is responsible for deciding how to allocate resources and assess performance. The segment is distinguished by the level of the information provided to the CODM, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products and services and customers are similar. While the Company monitors the available information about products and services, operations are managed and financial performance is evaluated on a company-wide basis. Management has determined that the Company has one reportable segment consisting of community banking and is engaged in lending activities and deposit services in addition to providing fiduciary, investment advisory, insurance and brokerage services. Management continues to evaluate the Company's business units for separate reporting if facts and circumstances change.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of Orrstown and should be read in conjunction with the preceding unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, as well as with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025, included in our Annual Report on Form 10-K filed with the SEC on March 12, 2026. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated. All dollar amounts presented in the tables, except per share amounts, are in thousands.
Overview
The Company, headquartered in Harrisburg, Pennsylvania, is a one-bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiary, the Bank. At March 31, 2026, the Company had total assets of $5.6 billion, total liabilities of $5.0 billion and total shareholders’ equity of $603.2 million as reported in the unaudited consolidated balance sheets.
For the three months ended March 31, 2026 and 2025, the Company had net income of $21.8 million and $18.1 million, respectively. Diluted earnings per share were $1.12 and $0.93 for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026 and 2025, the Company incurred merger-related expenses of zero and $1.6 million, respectively. The merger-related expenses are included in non-interest expenses in the unaudited consolidated statements of income.
Cautionary Note About Forward-Looking Statements
Certain statements appearing herein, which are not historical in nature, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications, from time to time, that contain such statements. Such forward-looking statements reflect the current views of the Company's management with respect to, among other things, future events and the Company's financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “forecast,” “goal,” “target,” “would” and “outlook,” or the negative variations of those words or other comparable words of a future or forward-looking nature. Forward-looking statements are statements that include projections, predictions, expectations, estimates or beliefs about events or results or otherwise are not statements of historical facts, many of which, by their nature, are inherently uncertain and beyond the Company's control, and include, but are not limited to, statements related to new business development, new loan opportunities, growth in the balance sheet and fee-based revenue lines of business, merger and acquisition activity, cost savings initiatives, reducing risk assets, and mitigating losses in the future. Accordingly, the Company cautions you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements and there can be no assurances that the Company will achieve the desired level of new business development and new loans, growth in the balance sheet and fee-based revenue lines of business, cost savings initiatives, and continued reductions in risk assets or mitigate losses in the future. Factors which could cause the actual results to differ from those expressed or implied by the forward-looking statements include, but are not limited to, the following: interest rate changes or volatility; general economic conditions (including inflation and concerns about liquidity) on a national basis or in the local markets in which the Company operates; ineffectiveness of the Company’s strategic growth plan due to changes in current or future market conditions; the effects of competition and how it may impact our community banking model, including industry consolidation and development of competing financial products and services; changes in consumer behavior due to changing political, business and economic conditions, or legislative or regulatory initiatives; changes in, and evolving interpretations of, existing and future laws and regulations; changes in credit quality; inability to raise capital, if necessary, under favorable conditions; volatility in the securities markets; the demand for our products and services; deteriorating economic conditions; the impact of tariffs; geopolitical tensions; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; expenses associated with litigation and legal proceedings; and other risks and uncertainties, including those detailed in our Annual Report on Form 10-K for the year ended December 31, 2025, and our Quarterly Reports on Form 10-Q under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other filings made with the SEC. The statements are valid only as of the date hereof and we disclaim any obligation to update this information.

Economic Climate, Inflation and Interest Rates
Preliminary real GDP increased at a rate of 2.0% on an annualized basis for the first quarter of 2026, which was an increase from 1.4% during the fourth quarter of 2025 and an increase from contraction of 0.3% during the first quarter of 2025. The increase during the first quarter of 2026 was primarily due to the rise in investment, which includes business spending and inventories, in addition to consumer spending and government spending, following the government shutdown at the end of 2025. Key contributors to investment presently are intellectual property and information processing equipment. An offsetting factor influencing the GDP rate was the increase in imports, which includes parts for information processing.
The personal consumption expenditures ("PCE") price index increased by 4.5% in the first quarter of 2026 compared to an increase of 2.9% for the fourth quarter of 2025 and 2.3% during the first quarter of 2025. Excluding food and energy prices, the PCE price index increased by 4.3% in the first quarter of 2026, 2.7% in the fourth quarter of 2025 and 2.3% in the first quarter of 2025. The increase in the PCE price index reflects rising service sector costs and inflationary pressures. Rising costs include energy prices, which have been impacted by the geopolitical conflict in the Middle East, and pass-through costs on goods impacted by tariffs.
The national unemployment rate was 4.3% in March 2026 compared to 4.4% in December 2025. During the first quarter of 2026, there were job gains reported in healthcare, construction, transportation and warehousing. Within the Company's geographic footprint, the unemployment rate in Pennsylvania was 4.3% in March 2026 compared to 3.7% in December 2025. The unemployment rate in Maryland increased from 4.2% in December 2025 to 4.3% in March 2026. The unemployment rates in Pennsylvania and Maryland both remain aligned with the national level. These state-wide unemployment rates are consistent with those experienced by the counties in which the Company operates branches and other corporate offices.
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
At March 31, 2026, the 10-year Treasury bond yield was 4.30%, an increase from 4.14% at December 31, 2025. Contributing factors for the increase include geopolitical conflict, which has caused energy prices to rise and created concerns with inflationary pressure. Despite the recent FOMC rate cuts, the current geopolitical conflict could result in a pause or increase in the Federal Funds rate.
The majority of the assets and liabilities of a financial institution are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an impact on the Company, particularly with respect to the growth of total assets and noninterest expenses, which tend to rise during periods of general inflation. Risks also exist due to supply and demand imbalances, the interest rate environment, geopolitical tensions, uncertainty related to the impact of tariffs, the scope and timing of changes to fiscal, regulatory and trade policies.
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

RESULTS OF OPERATIONS
Three months ended March 31, 2026 compared with three months ended March 31, 2025
Summary
Net income totaled $21.8 million for the three months ended March 31, 2026 compared to $18.1 million for the same period in 2025. Diluted earnings per share for the three months ended March 31, 2026 totaled $1.12 compared to $0.93 for the three months ended March 31, 2025. For the three months ended March 31, 2026 and 2025, the Company incurred merger-related expenses of zero and $1.6 million, respectively, which were included in non-interest expenses of the unaudited condensed consolidated statements of income. For the three months ended March 31, 2025, excluding these non-recurring expenses, net income and diluted earnings per common share totaled $19.3 million and $1.00, respectively. See “Supplemental Reporting of Non-GAAP Measures” for additional information.
Net interest income totaled $49.0 million for the three months ended March 31, 2026 compared to $48.8 million for the three months ended March 31, 2025.
The net provision for credit losses on loans and unfunded loan commitments included expense of $352 thousand and a recovery of $554 thousand for the three months ended March 31, 2026 and 2025, respectively.
Noninterest income totaled $15.6 million and $11.6 million for the three months ended March 31, 2026 and 2025, respectively.
Noninterest expenses totaled $36.7 million and $38.2 million for the three months ended March 31, 2026 and 2025, respectively.
Income tax expense totaled $5.7 million and $4.7 million for the three months ended March 31, 2026 and 2025, respectively. The Company's effective tax rate was 20.7% for both the three months ended March 31, 2026 and 2025.
Net Interest Income
Net interest income increased by $244 thousand from $48.8 million for the three months ended March 31, 2025 to $49.0 million for the three months ended March 31, 2026. Interest income on loans decreased by $437 thousand from $63.4 million for the three months ended March 31, 2025 to $63.0 million for the three months ended March 31, 2026. Interest income on investment securities increased by $913 thousand from $9.8 million for the three months ended March 31, 2025 to $10.7 million for the three months ended March 31, 2026. Total interest expense decreased by $1.4 million from $26.8 million for the three months ended March 31, 2025 to $25.4 million for the three months ended March 31, 2026. Interest expense on deposits decreased by $2.3 million from $24.3 million for the three months ended March 31, 2025 to $22.0 million for the three months ended March 31, 2026. Interest expense on borrowings increased by $875 thousand from $2.5 million in the three months ended March 31, 2025 to $3.4 million for the three months ended March 31, 2026.

The following table presents net interest income, net interest spread and net interest margin for the three months ended March 31, 2026 and 2025 on a taxable-equivalent basis:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$70,086	$637	3.69%	$203,347	$2,268	4.52%
Investment securities (1)(2)	984,060	11,079	4.51	865,126	10,052	4.65
Loans (1)(3)(4)(5)	4,070,889	63,214	6.29	3,909,694	63,641	6.59
Total interest-earning assets	5,125,035	74,930	5.91	4,978,167	75,961	6.17
Other assets	423,779			447,530
Total	$5,548,814			$5,425,697
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$2,534,291	13,796	2.21	$2,473,543	14,156	2.32
Savings deposits	259,585	143	0.22	273,313	165	0.25
Time deposits	906,875	8,047	3.60	970,588	9,939	4.15
Total interest-bearing deposits	3,700,751	21,986	2.41	3,717,444	24,260	2.65
Securities sold under agreements to repurchase and federal funds purchased	23,674	97	1.66	26,163	84	1.30
FHLB advances and other borrowings	248,357	2,355	3.85	112,859	1,118	4.02
Subordinated notes and trust preferred debt	37,175	921	10.05	68,739	1,296	7.65
Total interest-bearing liabilities	4,009,957	25,359	2.56	3,925,205	26,758	2.76
Noninterest-bearing demand deposits	850,415			887,726
Other liabilities	89,112			89,077
Total liabilities	4,949,484			4,902,008
Shareholders’ equity	599,330			523,689
Total	$5,548,814			$5,425,697
Taxable-equivalent net interest income / net interest spread		49,571	3.35%		49,203	3.41%
Taxable-equivalent net interest margin			3.90%			4.00%
Taxable-equivalent adjustment		(566)			(442)
Net interest income		$49,005			$48,761

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balance of investment securities is computed at fair value.
(3)	Average balances include nonaccrual loans.
(4)	Interest income on loans includes prepayment and late fees, where applicable.
(5)	Interest income on loans includes accretion on purchase accounting marks of $4.2 million and $6.6 million for the three months ended March 31, 2026 and 2025, respectively.

The following table presents the impact of rate and volume on the change in taxable-equivalent net interest income for the three months ended March 31, 2025 compared to the three months ended March 31, 2026:

	Three Months Ended March 31, 2026 Versus 2025 Increase (Decrease) Due to Change In
	Average Volume	Average Rate	Total
Interest Income
Federal funds sold and interest-bearing bank balances	$(1,486)	$(145)	$(1,631)
Taxable securities	1,419	(512)	907
Tax-exempt securities	14	106	120
Loans	2,620	(3,047)	(427)
Total interest income	2,567	(3,598)	(1,031)
Interest Expense
Interest-bearing demand deposits	348	(708)	(360)
Savings deposits	(9)	(13)	(22)
Time deposits	(652)	(1,240)	(1,892)
Total interest-bearing deposits	(313)	(1,961)	(2,274)
Securities purchases under agreements to repurchase and federal funds purchased	(8)	21	13
FHLB advances and other borrowings	1,342	(105)	1,237
Subordinated notes and trust preferred debt	(595)	220	(375)
Total interest expense	426	(1,825)	(1,399)
Taxable-Equivalent Net Interest Income	$2,141	$(1,773)	$368
Net interest income on a taxable-equivalent basis increased by $368 thousand to $49.6 million for the three months ended March 31, 2026 from $49.2 million for the three months ended March 31, 2025. The Company's net interest spread decreased by six basis points from 3.41% for the three months ended March 31, 2025 to 3.35% for the three months ended March 31, 2026.
Taxable-equivalent net interest margin decreased by 10 basis points to 3.90% for the three months ended March 31, 2026 from 4.00% for the three months ended March 31, 2025. The taxable-equivalent yield on interest-earning assets decreased by 26 basis points from 6.17% for the three months ended March 31, 2025 to 5.91% for the three months ended March 31, 2026 due primarily to the impact of the decline in the Fed Funds rate and the decrease in the accretion income recognized on fair value marks to acquired loans and securities. The net accretion impact of purchase accounting marks on loans, securities, deposits and borrowings was $4.7 million during the three months ended March 31, 2026 compared to $6.9 million in net accretion during the three months ended March 31, 2025. The net interest margin benefited from the decrease of 20 basis points in the cost of interest-bearing liabilities from 2.76% to 2.56%, reflecting the impact of deposit rate reductions over that time period and the runoff of higher rate time deposits and money market balances.
Average loans increased by $161.2 million to $4.1 billion for the three months ended March 31, 2026 from $3.9 billion for the three months ended March 31, 2025. Average investment securities increased by $119.0 million to $984.1 million for the three months ended March 31, 2026 from $865.1 million for the three months ended March 31, 2025. Average interest-bearing liabilities increased by $84.8 million to $4.0 billion for the three months ended March 31, 2026 from $3.9 billion for the three months ended March 31, 2025.
The average yield on loans decreased by 30 basis points to 6.29% for the three months ended March 31, 2026 compared to 6.59% for the three months ended March 31, 2025. Taxable-equivalent interest income earned on loans decreased by $427 thousand primarily due to the impact of a decline in the Fed Funds rate and the decrease in the accretion income recognized on fair value marks to acquired loans, partially offset by an increase in the average loan balances.
The average balance of commercial loans increased by $96.1 million from $3.1 billion for the three months ended March 31, 2025 to $3.2 billion for the three months ended March 31, 2026. Average residential mortgage loans increased by $46.2 million from $461.8 million during the three months ended March 31, 2025 to $508.0 million during the three months ended March 31, 2026. Average home equity loans increased by $23.6 million from $288.7 million for the three months ended March 31, 2025 to $312.3 million for the three months ended March 31, 2026. Average installment and other consumer loans decreased by $4.7 million from $45.9 million for the three months ended March 31, 2025 to $41.2 million for the three months ended March 31, 2026.
Accretion of purchase accounting adjustments on loans included in interest income was $4.2 million and $6.6 million for the three months ended March 31, 2026 and 2025, respectively, which included accelerated accretion totaling $1.0 million and $1.4 million during the three months ended March 31, 2026 and 2025, respectively. Prepayment income on loans increased from $300 thousand for the three months ended March 31, 2025 to $579 thousand for the three months ended March 31, 2026.
Interest income on investment securities on a tax-equivalent basis increased by $1.0 million to $11.1 million for the three months ended March 31, 2026 from $10.1 million for the three months ended March 31, 2025, with the taxable equivalent yield decreasing from 4.65% for the three months ended March 31, 2025 to 4.51% for the three months ended March 31, 2026. The 14 basis point decrease reflects the impact from the decline in the market interest rates and the decrease in the accretion recognized on fair value marks to acquired securities. Accretion on acquired investment securities was $678 thousand for the three months ended March 31, 2026 compared to $839 thousand for the three months ended March 31, 2025. The average balance of investment securities increased by $119.0 million to $984.1 million for the three months ended March 31, 2026 from $865.1 million for the three months ended March 31, 2025 due primarily to investment security purchases. During the three months ended March 31, 2026 and 2025, the Company did not sell any investment securities.
Interest income on federal funds sold and interest-bearing bank balances on a tax-equivalent basis decreased by $1.6 million to $637 thousand for the three months ended March 31, 2026 from $2.3 million for the three months ended March 31, 2025. The average balance of federal funds sold and interest-bearing bank balances decreased by $133.2 million from $203.3 million for the three months ended March 31, 2025 to $70.1 million for the three months ended March 31, 2026, which was derived from the increase in average loans and decrease in average deposits. The FOMC has cut the Federal Funds rate by 75 basis points since September 2025.
Interest expense on interest-bearing liabilities decreased by $1.4 million from $26.8 million for the three months ended March 31, 2025 to $25.4 million for the three months ended March 31, 2026. The cost of interest-bearing liabilities decreased by 20 basis points from 2.76% for the three months ended March 31, 2025 to 2.56% for the three months ended March 31, 2026 reflecting the impact of deposit rate reductions and the runoff of higher rate time deposits and money market balances. The average balance of interest-bearing deposits decreased by $16.7 million and totaled $3.7 billion for the three months ended March 31, 2026 from three months ended March 31, 2025. Average time deposits decreased by $63.7 million to $906.9 million for the three months ended March 31, 2026 from $970.6 million for the three months ended March 31, 2025. Average savings deposits decreased by $13.7 million to $259.6 million for the three months ended March 31, 2026 from $273.3 million for the three months ended March 31, 2025. Average interest-bearing demand deposits increased by $60.7 million and totaled $2.5 billion for both the three months ended March 31, 2026 and 2025. Amortization of fair value marks on acquired time deposits was $38 thousand for the three months ended March 31, 2026 compared to $452 thousand for the three months ended March 31, 2025.
Interest expense on borrowings increased by $875 thousand to $3.4 million for the three months ended March 31, 2026 from $2.5 million for the three months ended March 31, 2025. The cost of borrowings increased by 46 basis points to 4.42% for the three months ended March 31, 2026 from 4.88% for the three months ended March 31, 2025. Average borrowings increased by $101.4 million from $207.8 million for the three months ended March 31, 2025 to $309.2 million for the three months ended March 31, 2026. Average borrowings included average FHLB advances and other borrowings of $248.4 million for the three months ended March 31, 2026, an increase of $135.5 million, from an average of $112.9 million for the three months ended March 31, 2025. The cost of the Company's subordinated notes, excluding the fair value mark, was 8.16% for the three months ended March 31, 2026 compared to 6.16% for the three months ended March 31, 2025, which was due to the interest rate converting to a variable rate on December 30, 2025. For the three months ended March 31, 2026 and 2025, the cost of the variable-rate trust preferred debt, excluding the fair value mark, was 5.72% and 6.37%, respectively. Amortization of fair value marks on acquired borrowings was $152 thousand for both the three months ended March 31, 2026 and 2025. Funding costs were elevated in the first half of the quarter in 2026 due to seasonal deposit declines, which increased borrowing balances temporarily. Significant deposit inflow in the back half of the quarter in 2026 enabled the Bank to significantly reduce its borrowing levels, but the average balance was still higher than the prior quarter.

Provision for Credit Losses
The ACL as a percentage of the total loan portfolio was 1.17% at March 31, 2026 compared to 1.23% at March 31, 2025. The Company recorded a provision for credit losses on loans of $728 thousand for the three months ended March 31, 2026 compared to a recovery of $554 thousand for the same period in 2025. The recovery of credit losses on unfunded loan commitments was $376 thousand and zero during the three months ended March 31, 2026 and 2025, respectively.
For the three months ended March 31, 2026, the provision for credit losses was impacted by loan growth of $40.6 million, refinement to the Bank's peer group and loss driver factors, in addition to a reduction in prepayment speed assumptions, within the quantitative model due to current economic conditions partially offset by an improvement in the gross domestic product forecast and changes in certain qualitative factors. The qualitative factor for Delinquency and Classified Loan Trends was reduced from a moderate to a minor level for the commercial and industrial and commercial real estate owner-occupied loan classes. The change was based on reduced levels of delinquencies and migration to classified risk ratings over consecutive periods. The qualitative factor for the Quality of Loan Review System was reduced from a minor level to no risk level for the commercial loan classes. The change was supported by strong ratings in the Bank's risk assessment, credit administration and credit risk supervision processes, as reported in the third-party loan reviews for multiple consecutive periods. The qualitative factor for Concentrations of Credit and Changes within Credit Concentrations was removed for the commercial real estate non-owner occupied loan class, which was based on the continuous decline in the commercial real estate concentration as a percentage of total risk-based capital.
For the three months ended March 31, 2025, the provision for credit losses was primarily impacted by the decrease in loans, partially offset by increases in certain qualitative factors. A qualitative factor was added for Other External Factors at a minor level for all loan classes due to the uncertainty created within the global and domestic markets from changes in U.S. economic policy, including the recently implemented tariffs;, the Economic Conditions qualitative factor at a minor level and the Delinquency and Classified Loan Trends qualitative factor at a moderate level were added for the residential senior liens loan class; and the Delinquency and Classified Loan Trends qualitative factor at a moderate level was added for the home equity loan class. An adjustment to the Economic Conditions qualitative factor was based on current market interest rates and prepayment speeds, and the adjustment to Delinquency and Classified Loan Trends was based on delinquencies and downgrades within the aforementioned loan classes.
Net charge-offs for the three months ended March 31, 2026 totaled $946 thousand compared to net charge-offs of $331 thousand for the three months ended March 31, 2025. Nonaccrual loans were 0.74% of gross loans at March 31, 2026 compared with 0.59% of gross loans at March 31, 2025.
Additional information is included in the "Credit Risk Management" section herein.
Noninterest Income
The following table compares noninterest income for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		$ Change	% Change
	2026	2025	2026-2025	2026-2025
Service charges on deposit accounts	$2,250	$1,911	$339	17.7%
Interchange income	1,513	1,427	86	6.0%
Other service charges, commissions and fees	621	484	137	28.3%
Swap fee income	1,339	394	945	239.8%
Trust and investment management income	3,744	3,976	(232)	(5.8)%
Brokerage income	1,813	1,439	374	26.0%
Mortgage banking activities	326	302	24	7.9%
Income from life insurance	3,761	1,289	2,472	191.8%
Other income	212	389	(177)	(45.5)%
Investment securities (losses) gains	(2)	13	(15)	(115.4)%
Total noninterest income	$15,577	$11,624	$3,953	34.0%

Noninterest income increased by $4.0 million from $11.6 million for the three months ended March 31, 2025 to $15.6 million for the three months ended March 31, 2026. The following were significant components of the change in this line item:
•Service charges on deposits and other service charges, commissions and fees increased by $339 thousand and $137 thousand, respectively, due to an increase in cash management services and other deposit fees.
•Swap fee income increased by $945 thousand due to higher swap volume.
•Wealth management income, which includes trust and investment management income and brokerage income, increased by $142 thousand due to improvement in market performance and increase in managed assets.
•The increase of $2.5 million in income from life insurance was due primarily to $2.4 million of death benefits from life insurance contracts for the three months ended March 31, 2026.
•Other line items within noninterest income showed fluctuations attributable to normal business operations.
Noninterest Expenses
The following table compares noninterest expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		$ Change	% Change
	2026	2025	2026-2025	2026-2025
Salaries and employee benefits	$21,157	$20,388	$769	3.8%
Occupancy	2,081	1,989	92	4.6%
Furniture and equipment	2,140	2,686	(546)	(20.3)%
Data processing	1,537	924	613	66.3%
Automated teller machine and interchange fees	1,139	677	462	68.2%
Advertising and bank promotions	683	499	184	36.9%
FDIC insurance	549	824	(275)	(33.4)%
Professional services	1,221	1,826	(605)	(33.1)%
Directors' compensation	414	211	203	96.2%
Taxes other than income	1,025	942	83	8.8%
Intangible asset amortization	2,239	2,535	(296)	(11.7)%
Merger-related expenses	—	1,649	(1,649)	(100.0)%
Restructuring expenses	—	91	(91)	(100.0)%
Other operating expenses	2,543	2,935	(392)	(13.4)%
Total noninterest expenses	$36,728	$38,176	$(1,448)	(3.8)%
Noninterest expense decreased by $1.5 million from $38.2 million for the three months ended March 31, 2025 to $36.7 million for the three months ended March 31, 2026. The following were additional significant components of the change in this line item:
•Salaries and employee benefits expense increased by $769 thousand due to staff additions that filled vacancies, in addition to increases in merit-based compensation.
•Furniture and equipment expense decreased by $546 thousand due primarily to post-merger efficiencies over the past year.
•Data processing expense increased by $613 thousand due to investments in technology as the Company focuses on the evolving needs of its clients.
•ATM and interchange fee expense increased by $462 thousand due to an increase in debit card activity and costs incurred for enhanced ATM services.
•Professional services expense decreased by $605 thousand due to the reduced reliance on consultants and other third-party service providers since the prior year.
•During the first quarter of 2025, the Company incurred merger-related expenses of $1.6 million, which included software conversion costs and professional fees, including external audit, associated with the conversion.

•Other operating expenses decreased by $392 thousand primarily due to sales tax credits from the Commonwealth of Pennsylvania and a decrease in credit valuation adjustments on non-hedging derivatives of $175 thousand.
•Other line items within noninterest expense showed fluctuations attributable to normal business operations.
Income Tax Expense
Income tax expense totaled $5.7 million, an effective tax rate of 20.7%, for the three months ended March 31, 2026 compared with $4.7 million and an effective tax rate of 20.7% for the three months ended March 31, 2025. The Company’s effective tax rate is less than the 21% federal statutory rate primarily due to tax-exempt income, including interest earned on tax-exempt loans and securities and non-taxable income from life insurance policies and tax credits partially offset by the disallowed portion of interest expense against earnings in association with the Bank's tax-exempt investments under the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA") and other nondeductible items.
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
The Company has established investment policies and an asset management policy to assist in administering its investment portfolio. Decisions to purchase or sell these securities are based on economic conditions and management’s strategy to respond to changes in interest rates, liquidity, pledges to secure deposits and repurchase agreements and other factors while trying to maximize return on the investments. The Company may segregate its investment security portfolio into three categories: “securities held-to-maturity,” “trading securities” and “securities available-for-sale.” At March 31, 2026 and December 31, 2025, management classified the entire investment securities portfolio as AFS, which is accounted for at current market value with non-credit related losses and gains reported in OCI, net of income taxes.
The Company's investment securities portfolio includes debt investments that are subject to varying degrees of credit and market risks, which arise from general market conditions, and factors impacting specific industries, as well as news that may impact specific issues. Management monitors its debt securities, using various indicators in determining whether unrealized losses on debt securities are credit-related and require an ACL. These indicators include the amount of time the security has been in an unrealized loss position, the cause and extent of the unrealized loss and the credit quality of the issuer and underlying assets. In addition, management assesses whether it is likely the Company will have to sell the investment security prior to recovery, or it expects to be able to hold the investment security until the price recovers. The Company determined that the declines in market value were due to increases in interest rates and market movements, and not due to credit factors. The Company does not intend to sell these securities with unrealized losses and it is more likely than not that the Company will not be required to sell them before recovery of their amortized cost basis, which may be maturity. Therefore, the Company has concluded that the unrealized losses on the AFS securities did not require an ACL at March 31, 2026 and December 31, 2025.
At March 31, 2026, AFS securities totaled $947.0 million, a decrease of $5.7 million from $952.7 million at December 31, 2025. During the three months ended March 31, 2026, paydowns totaled $23.4 million. Net unrealized losses increased by $6.8 million to $26.2 million at March 31, 2026 compared to net unrealized losses of $19.4 million at December 31, 2025 due to higher market interest rates and widening of spreads at the end of the first quarter of 2026. During the three months ended March 31, 2026, the Bank purchased $23.1 million of investment securities, consisting of $15.1 million of agency mortgage backed securities and collateralized mortgage obligations, $6.9 million of non-agency collateralized mortgage obligations and $1.1 million of securities issued by state and political subdivisions. The remaining change in investment securities is due to net accretion recorded on the investment securities during the first quarter of 2026. The overall duration of the Company's investment securities portfolio was 4.7 years at March 31, 2026 compared to 4.6 years at December 31, 2025. The Company has sufficient access to liquidity such that management does not believe it would be necessary to sell any of its investment securities at a loss to offset any unexpected deposit outflows. Management believes the structure of the Company's investment security portfolio is appropriately aligned with the rest of the balance sheet to protect against volatile interest rate environments, to provide a source of liquidity and to generate steady earnings.

The following table summarizes the credit ratings and collateral associated with the Company's investment security portfolio, excluding equity securities, at March 31, 2026:

Sector	Portfolio Mix	Amortized Book Value	Fair Value	Credit Enhancement	AAA	AA	A	BBB	BB	NR	Collateral / Guarantee Type
Unsecured ABS	—%	$2,455	$2,383	29%	—%	—%	—%	—%	—%	100%	Unsecured Consumer Debt
Student Loan ABS	—	2,809	2,803	31	—	—	—	—	—	100	Seasoned Student Loans
Federal Family Education Loan ABS	7	70,295	69,987	12	—	47	33	7	13	—	Federal Family Education Loan (1)
PACE Loan ABS	—	1,634	1,494	7	100	—	—	—	—	—	PACE Loans
Non-Agency CMBS	3	27,043	27,051	29	—	—	—	—	—	100
Non-Agency RMBS	4	35,718	34,599	16	93	7	—	—	—	—	Reverse Mortgages (2)
Municipal - General Obligation	10	99,842	92,721		16	78	6	—	—	—
Municipal - Revenue	13	119,566	107,627		—	82	12	—	—	6
SBA ReRemic	—	1,460	1,444		—	100	—	—	—	—	SBA Guarantee (3)
Small Business Administration	—	2,821	2,884		—	100	—	—	—	—	SBA Guarantee (3)
Agency MBS	25	242,363	240,315		—	100	—	—	—	—	Residential Mortgages (3)
Agency CMO	36	350,010	347,290		—	100	—	—	—	—
U.S. Treasury securities	2	15,014	14,197		—	100	—	—	—	—	U.S. Government Guarantee (3)
Corporate debt	—	1,950	1,983		—	—	51	49	—	—
	100%	$972,980	$946,778		5%	84%	5%	1%	1%	4%

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

The following table presents the loan portfolio, excluding residential LHFS, by segment and class at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Commercial real estate:
Owner occupied	$645,026	$644,713
Non-owner occupied	1,322,251	1,260,198
Multi-family	216,658	236,703
Non-owner occupied residential	151,560	155,749
Acquisition and development:
1-4 family residential construction	46,355	41,489
Commercial and land development	198,957	198,234
Agricultural	114,409	121,417
Commercial and industrial	481,815	489,371
Municipal	27,744	25,302
Residential mortgage:
First lien	484,022	478,870
Home equity - term	5,685	5,972
Home equity - lines of credit	327,141	321,438
Other - term(1)	22,442	22,906
Installment and other loans	17,254	18,331
	$4,061,319	$4,020,693
(1) Other - term includes PACE loans with unearned income of $449 thousand and $505 thousand at March 31, 2026 and December 31, 2025, respectively.
Total loans increased by $40.6 million from December 31, 2025 to March 31, 2026. Commercial loans increased by $31.6 million and residential mortgages increased by $10.1 million from December 31, 2025 to March 31, 2026, partially offset by a decrease in installment and other loans of $1.1 million.
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
The following table presents the Company’s risk elements and relevant asset quality ratios at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Nonaccrual loans	$30,025	$28,031
OREO	1,055	—
Total nonperforming assets	31,080	28,031
FDMs still accruing	949	1,253
Loans past due 90 days or more and still accruing	443	1,040
Total nonperforming and other risk assets ("total risk assets")	$32,472	$30,324
Loans 30-89 days past due and still accruing	$15,790	$19,069
Asset quality ratios:
Total nonperforming loans to total loans	0.74%	0.70%
Total nonperforming assets to total assets	0.56%	0.51%
Total nonperforming assets to total loans and OREO	0.77%	0.70%
Total risk assets to total loans and OREO	0.80%	0.75%
Total risk assets to total assets	0.58%	0.55%
ACL to total loans	1.17%	1.19%
ACL to nonperforming loans	158.08%	170.10%
ACL to nonperforming loans and FDMs still accruing	153.23%	162.82%
Net charge-offs to total average loans (1)	0.09%	0.03%
(1) Annualized
Nonperforming assets include nonaccrual loans and foreclosed real estate. Risk assets, which include nonperforming assets, FDMs still accruing and loans past due 90 days or more and still accruing, totaled $32.5 million at March 31, 2026, an increase of $2.2 million from $30.3 million at December 31, 2025. Nonaccrual loans increased by $2.0 million from December 31, 2025 to March 31, 2026 due primarily to additions to nonaccrual status of $5.9 million, which included $4.2 million for one commercial and land development loan and $835 thousand for one commercial and industrial loan. This increase was partially offset by repayments totaling $2.3 million, net charge offs of $930 thousand and an upgrade returning one commercial loan of $720 thousand to accruing status. For the three months ended March 31, 2026, OREO increased by $1.1 million, which included a commercial real estate property of $847 thousand and a residential mortgage loan of $208 thousand. At March 31, 2026, the Company had $5.9 million in loan modifications meeting the FDM criteria compared to $6.3 million at December 31, 2025. There were $5.0 million in FDM loans in nonaccrual status at both March 31, 2026 and December 31, 2025. There were no new loan modifications during the three months ended March 31, 2026. During the three months ended March 31, 2026, the change in FDM loans was due to repayments.
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
Special Mention loans increased by $2.3 million from $108.3 million at December 31, 2025 to $110.6 million at March 31, 2026 due to net downgrades of $12.3 million, consisting primarily of commercial loans, partially offset by repayments totaling $10.0 million. Classified loans totaled $57.6 million at March 31, 2026, or 1.4% of total loans outstanding, reflecting a decrease from $58.4 million, or 1.5% of total loans outstanding, at December 31, 2025.
Non-IEL substandard loans are performing loans, which have characteristics that cause management concern over the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming, or individually evaluated, loans in the future. Generally, management feels that substandard loans that are currently performing and not considered individually evaluated result in some doubt as to the borrower’s ability to continue to perform under the terms of the loan and represent potential problem loans. Non-IEL substandard loans totaled $27.4 million at

March 31, 2026, a decrease of $2.8 million from $30.2 million at December 31, 2025 due primarily to net upgrades of $2.2 million and repayments of $617 thousand. The Substandard-IEL category increased by $2.0 million from $28.2 million at December 31, 2025 to $30.2 million at March 31, 2026, primarily due to net downgrades of $5.2 million, partially offset by repayments of $2.3 million and charge-offs totaling $930 thousand.
The following table presents the amortized cost basis of nonaccrual loans, according to loan class, with and without reserves on individually evaluated loans at March 31, 2026 and December 31, 2025. At March 31, 2026, there was a specific reserve of $1 thousand on a nonaccrual loan, excluding the ACL recorded on acquired PCD loans, compared to $2 thousand at December 31, 2025.

	March 31, 2026				December 31, 2025
	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing
Commercial real estate:
Owner-occupied	$227	$3,223	$3,450	$—	$227	$4,901	$5,128	$68
Non-owner occupied	—	403	403	—	—	445	445	—
Multi-family	—	130	130	—	133	—	133	—
Non-owner occupied residential	—	401	401	—	—	455	455	—
Acquisition and development:
Commercial and land development	2,921	9,426	12,347	—	3,005	5,239	8,244	—
Agricultural	—	8	8	—	—	9	9	—
Commercial and industrial	1,081	2,674	3,755	—	1,197	2,663	3,860	—
Residential mortgage:
First lien	—	6,202	6,202	95	—	6,100	6,100	431
Home equity – term	—	136	136	—	—	182	182	—
Home equity – lines of credit	—	3,192	3,192	—	—	3,473	3,473	190
Other - term	—	—	—	345	—	—	—	346
Installment and other loans	1	—	1	3	2	—	2	5
Total	$4,230	$25,795	$30,025	$443	$4,564	$23,467	$28,031	$1,040
The following table presents our exposure to relationships that are individually evaluated and the partial charge-offs taken to date and specific reserves established on those relationships at March 31, 2026 and December 31, 2025:

	# of Relationships	Individually Evaluated Loans	Partial Charge-offs to Date	Specific Reserves
March 31, 2026
Relationships greater than $1,000,000	4	$13,435	$555	$2,173
Relationships greater than $500,000 but less than $1,000,000	8	5,869	205	704
Relationships greater than $250,000 but less than $500,000	10	3,291	—	—
Relationships less than $250,000	132	7,587	1,116	142
	154	$30,182	$1,876	$3,019
December 31, 2025
Relationships greater than $1,000,000	4	$10,573	$471	$2,173
Relationships greater than $500,000 but less than $1,000,000	9	6,601	518	832
Relationships greater than $250,000 but less than $500,000	10	3,371	—	—
Relationships less than $250,000	124	7,645	539	127
	147	$28,190	$1,528	$3,132
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
In its individually evaluated loan analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any reserves that may be needed. The determination of the Company’s charge-offs or specific reserves include an evaluation of the outstanding loan balance and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships at March 31, 2026. However, over time, additional information may result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
Credit Risk Management
Allowance for Credit Losses on Loans
The Company maintains the ACL at a level deemed adequate by management for expected credit losses. The Company’s ACL is calculated quarterly, with any adjustment recorded to the provision for credit losses in the unaudited condensed consolidated statements of income. A comprehensive analysis of the ACL is performed by the Company on a quarterly basis. Management evaluates the adequacy of the ACL utilizing a defined methodology to determine if it properly addresses the current and expected risks in the loan portfolio, which considers the performance of borrowers and specific evaluation of individually evaluated loans, including historical loss experiences, trends in delinquencies, nonperforming loans and other risk assets, and the qualitative factors. Risk factors are regularly reviewed and adjusted, as needed, by management when conditions support a change. Management believes its approach properly addresses relevant accounting and bank regulatory guidance for loans both collectively and individually evaluated. The results of the comprehensive analysis, including recommended changes, are governed by the Company's Reserve Adequacy Committee and subsequently presented to the Board and Management ERM Committees.
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
The following table presents the activity in the ACL for the three months ended March 31, 2026 and 2025:

	Commercial						Consumer
	Commercial Real Estate	Acquisition and Development	Agricultural	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Total
Three Months Ended
March 31, 2026
Balance, beginning of period	$25,552	$6,179	$127	$7,114	$328	$39,300	$7,708	$673	$8,381	$47,681
Provision for credit losses	487	(157)	85	(94)	(4)	317	500	(89)	411	728
Charge-offs	(37)	(85)	—	(799)	—	(921)	—	(97)	(97)	(1,018)
Recoveries	16	—	—	26	—	42	8	22	30	72
Balance, end of period	$26,018	$5,937	$212	$6,247	$324	$38,738	$8,216	$509	$8,725	$47,463
March 31, 2025
Balance, beginning of period	$29,551	$6,601	$110	$6,190	$320	$42,772	$5,240	$677	$5,917	$48,689
Provision for credit losses	(3,587)	(452)	78	1,236	107	(2,618)	1,998	66	2,064	(554)
Charge-offs	(75)	—	(25)	(517)	—	(617)	—	(276)	(276)	(893)
Recoveries	4	1	—	453	—	458	74	30	104	562
Balance, end of period	$25,893	$6,150	$163	$7,362	$427	$39,995	$7,312	$497	$7,809	$47,804
The ACL totaled $47.5 million at March 31, 2026, a decrease of $341 thousand from $47.8 million at March 31, 2025. The ACL as a percentage of the total loan portfolio was 1.17% at March 31, 2026 compared to 1.23% at March 31, 2025.

The Company takes partial charge-offs on collateral-dependent loans when carrying value exceeds estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. Specific reserves remain in place if updated appraisals are pending, and represent management’s estimate of potential loss. In addition to the specific reserve allocations on individually evaluated loans noted previously, 18 loans, with aggregate outstanding principal balances of $6.6 million, had cumulative partial charge-offs to the ACL totaling $1.9 million as of March 31, 2026. As updated appraisals are received on collateral-dependent loans, partial charge-offs are taken to the extent the loans’ principal balance exceeds their fair value.
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
Deposits
Total deposits increased by $98.7 million and totaled $4.6 billion at March 31, 2026 compared to $4.5 billion at December 31, 2025. Interest-bearing demand deposits, non-interest demand deposits, time deposits and money market deposits increased by $73.2 million, $11.7 million, $8.8 million and $7.6 million, respectively, from December 31, 2025 to March 31, 2026. Savings deposits decreased by $2.6 million from December 31, 2025 to March 31, 2026. Efforts to drive deposit generation were successful in the first quarter of 2026.
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
FHLB advances decreased by $68.0 million to $206.4 million at March 31, 2026 compared to $274.4 million at December 31, 2025. The decrease was due to net repayments during the first quarter of 2026 as the Bank utilized available liquidity from deposits to fund the Company's operations. The Bank seeks to maintain sufficient liquidity to ensure client needs can be addressed in a timely basis.
The Company has unsecured subordinated notes of $31.0 million. The subordinated notes had a fixed rate of interest equal to 4.50% until December 30, 2025. After that term, the variable rate of interest is equal to the three-month CME term SOFR rate plus 4.04%. At March 31, 2026 and December 31, 2025, the interest rates on the subordinate notes were 7.72% and 8.06%, respectively.
The Company also has junior subordinated trust preferred debt of $10.3 million. In June 2006, Codorus Valley formed CVB Statutory Trust No. II, a wholly-owned special purpose entity whose sole purpose was to facilitate a pooled trust preferred debt issuance of $7.2 million with a stated maturity of July 7, 2036 and a variable rate of three-month CME term SOFR rate, plus a spread adjustment of 0.26161% and a margin of 1.54% through maturity. In November 2004, Codorus Valley formed CVB Statutory Trust No. I to facilitate a pooled trust preferred debt issuance of $3.1 million with a stated maturity of December 15, 2034 and a variable rate of three-month CME term SOFR rate, plus a spread adjustment of 0.26161% and a margin of 2.02% through maturity. For the three months ended March 31, 2026 and 2025, the cost of the variable-rate trust preferred debt, excluding the fair value mark, was 5.72% and 6.37%, respectively.

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
Shareholders’ equity totaled $603.2 million at March 31, 2026, an increase of $11.7 million from $591.5 million at December 31, 2025. The increase was primarily attributable to net income of $21.8 million, partially offset by dividends paid of $5.9 million and other comprehensive loss of $4.5 million for the three months ended March 31, 2026. Other comprehensive loss included an after-tax increase of $5.3 million from net unrealized losses on investment securities, partially offset by $754 thousand in net unrealized gains from interest rate swaps designated as cash flow hedges. For the three months ended March 31, 2026, total comprehensive income totaled $17.3 million, a decrease of $3.0 million from total comprehensive income of $20.3 million for the same period in 2025. The decrease was due primarily to an increase in after-tax net unrealized losses on investment securities of $8.3 million, partially offset by an increase in net income of $3.8 million and an increase in after-tax net unrealized gains on interest rate swaps designated as cash flow hedges of $1.5 million between the comparative periods. The increase in net unrealized losses on investment securities was primarily caused by an increase in market rates and widening of spreads at the end of the first quarter of 2026.
At March 31, 2026, book value per common share was $30.76 compared to $30.32 at December 31, 2025. Tangible book value per share increased from $25.21 at December 31, 2025 to $25.76 at March 31, 2026, primarily as a result of the increase in shareholders' equity from net income. See “Supplemental Reporting of Non-GAAP Measures.”
The Company routinely evaluates its capital levels in light of its risk profile to assess its capital needs. The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. At March 31, 2026 and December 31, 2025, the Bank was considered well-capitalized under applicable banking regulations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Prompt corrective action provisions are not applicable to bank holding companies, including financial holding companies.
Note 11, Shareholders' Equity and Regulatory Capital, to the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1, "Financial Information," includes a table presenting capital amounts and ratios for the Company and the Bank at March 31, 2026 and December 31, 2025.
In addition to the minimum capital ratio requirement and minimum capital ratio to be well-capitalized presented in the referenced table in Note 11, the Bank must maintain a capital conservation buffer as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, Item 1 - Business, under the topic Basel III Capital Rules. At March 31, 2026, the Company's and the Bank's capital conservation buffers, based on the most restrictive Total Capital to risk weighted assets capital ratio, were both 5.5%, which are above the regulatory requirement of 2.50%.
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
At March 31, 2026, cash and cash equivalents totaled $161.1 million compared to $149.8 million at December 31, 2025. The increase of $11.4 million primarily reflects the increase in deposits of $98.7 million and net income of $21.8 million, partially offset by the decrease in FHLB advances and other borrowings and repurchase agreements of $73.3 million and the increase in loans of $38.5 million for the three months ended March 31, 2026.

Unencumbered debt securities totaled $281.2 million at March 31, 2026 compared to $396.2 million at December 31, 2025. At March 31, 2026 and December 31, 2025, the Company had $86.6 million and $88.8 million, respectively, of investment securities pledged at the FRB Discount Window, with no associated borrowings outstanding. The Company's maximum borrowing capacity from the FHLB of Pittsburgh increased by $14.5 million and was $2.0 billion at both March 31, 2026 and December 31, 2025, of which $207.0 million and $275.0 million in FHLB advances and letters of credit were outstanding at these same periods, respectively. The decrease in FHLB advances was due to repayments during the first quarter of 2026 based on liquidity available from deposits to fund the Company's operations.
The Company’s ability to borrow from the FHLB is dependent on having sufficient qualifying collateral, which consists of loans primarily secured by real estate. In addition, the Company had $10.0 million in available unsecured lines of credit with other banks at both March 31, 2026 and December 31, 2025. The Bank regularly tests its various sources of funding to ensure accessibility.
Supplemental Reporting of Non-GAAP Measures
Management believes providing certain “non-GAAP” information will assist investors in their understanding of the effect on recent financial results from non-recurring charges.
As a result of prior acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $105.5 million and $107.7 million at March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026 and 2025, the Company incurred merger-related expenses of zero and $1.6 million, respectively.
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
The increase in tangible book value per share (non-GAAP) from December 31, 2025 to March 31, 2026 is primarily due to net income of $21.8 million, partially offset by dividends paid of $5.9 million and other comprehensive loss, net of taxes, of $4.5 million. Other comprehensive loss increased due to net unrealized losses on AFS securities partially offset by net unrealized gains on interest rate swaps designated as cash flow hedges.
The following table presents the computation of each non-GAAP based measure shown together with its most directly comparable GAAP-based measure.

	March 31, 2026	December 31, 2025
Tangible Book Value per Common Share
Shareholders' equity (most directly comparable GAAP-based measure)	$603,184	$591,535
Less: Goodwill	69,751	69,751
Other intangible assets	35,751	37,990
Related tax effect	(7,508)	(7,978)
Tangible common equity (non-GAAP)	$505,190	$491,772

Common shares outstanding	19,611	19,507

Book value per share (most directly comparable GAAP based measure)	$30.76	$30.32
Intangible assets per share	5.00	5.12
Tangible book value per share (non-GAAP)	$25.76	$25.21

Adjusted Net Income and Adjusted Diluted Earnings Per Share
	Three Months Ended
	March 31 2026	March 31 2025
Net income (most directly comparable GAAP-based measure)	$21,809	$18,051
Plus: Merger-related expenses	—	1,649
Less: Related tax effect	—	(368)
Adjusted net income (non-GAAP)	$21,809	$19,332

Weighted average shares - diluted (most directly comparable GAAP-based measure)	19,410	19,328
Diluted earnings per share (most directly comparable GAAP-based measure)	$1.12	$0.93
Weighted average shares - diluted (non-GAAP)	19,410	19,328
Diluted earnings per share, adjusted (non-GAAP)	n/a	$1.00

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
Our Asset/Liability Committee operates under management policies, approved by the Board of Directors, which define guidelines and limits on the level of risk. The committee meets regularly and reviews our interest rate risk position and monitors various liquidity ratios to ensure a satisfactory liquidity position. By utilizing our analytical tools and methodologies, we can determine changes that may need to be made to the asset and liability mixes to mitigate the change in net interest income under various interest rate scenarios. Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to inform the committee on the selection of investment securities. Regulatory authorities also monitor our interest rate risk position along with other liquidity ratios.
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
The simulation analysis results are presented in the table below. At March 31, 2026, the Bank is asset sensitive, meaning that, over the modeled twelve‑month horizon, changes in market interest rates are expected to affect interest‑earning assets more rapidly than interest‑bearing liabilities. As a result, increases in market interest rates are projected to have a favorable impact on net interest income, while decreases in rates are projected to reduce net interest income. Funding costs in the down‑rate scenarios are modeled to decline more slowly than in prior rate‑reduction cycles, reflecting competitive deposit pricing dynamics. If funding costs were to reprice downward more rapidly than assumed, the negative impact on net interest income in declining rate scenarios would be mitigated. Should those costs come down faster than modeled, improved performance in the rates down scenarios would be expected.
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
The results at March 31, 2026 and December 31, 2025 reflect the impact of the FOMC's interest rate changes in effect at the end of each period. Funding cost, the level of interest rates, infrastructure cost and repricing speed will continue to be factors in the results of the model. The behavior of the business and retail clients also varies across the rate scenarios, which is reflected in the results for both periods. To improve comparability across periods, the Bank strives to follow best practices related to the assumption setting and maintains the size and mix of the period end balance sheet; thus, the results do not reflect actions management may take through the normal course of business that would impact results.

Net Interest Income			Economic Value
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates (basis points)	March 31, 2026	December 31, 2025	Change in Market Interest Rates (basis points)	March 31, 2026	December 31, 2025
(200)	(7.7)%	(7.0)%	(200)	(13.9)%	(13.6)%
(100)	(3.0)%	(2.5)%	(100)	(4.9)%	(4.7)%
100	2.5%	2.6%	100	2.3%	2.1%
200	4.7%	4.8%	200	2.9%	2.8%
Item 4. Controls and Procedures
Based on the evaluation required by Exchange Act Rules 13a-15(b) and 15d-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), at March 31, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at March 31, 2026.
There were no significant changes made to the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to affect, our internal control over financial reporting during the three months ended March 31, 2026.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
Information regarding legal proceedings is included in Note 16, Contingencies, to the unaudited Condensed Consolidated Financial Statements under Part I, Item 1, "Financial Statements" and incorporated herein by reference.
Item 1A – Risk Factors
There have been no material changes from the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2026 to January 31, 2026	—	$—	—	491,670
February 1, 2026 to February 28, 2026	—	—	—	491,670
March 1, 2026 to March 31, 2026	12,600	34.04	12,600	479,070
Total	12,600	$34.04	12,600
On June 20, 2025, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company could repurchase up to 500,000 shares of its outstanding common stock in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act, as amended. When and if appropriate, repurchases may be made in the open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. For the three months ended March 31, 2026, the Company repurchased 12,600 shares of its common stock. Common stock available for future repurchase totals 479,070 shares, or 2.4% of the Company's outstanding common stock at March 31, 2026.
Item 3 – Defaults Upon Senior Securities
Not applicable.
Item 4 – Mine Safety Disclosures
Not applicable.
Item 5 – Other Information
During the three months ended March 31, 2026, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as such term is defined in Item 408(c) of Regulation S-K.

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

Date: May 8, 2026