Form 10-Q
period 2026-06-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2026-08-06
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s Common Stock as of August 4, 2026: 19,669,626.

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

(Dollars in thousands, except per share amounts)	June 30, 2026	December 31, 2025
Assets
Cash and due from banks	$58,319	$42,083
Interest-bearing deposits with banks	86,522	107,691
Cash and cash equivalents	144,841	149,774
Restricted investments in bank stocks	27,429	26,717
Securities available-for-sale (amortized cost of $973,712 and $972,138 at June 30, 2026 and December 31, 2025, respectively)	949,281	952,740
Loans held for sale, at fair value	3,639	6,090
Loans	4,113,031	4,020,693
Less: Allowance for credit losses	(46,632)	(47,681)
Net loans	4,066,399	3,973,012
Premises and equipment, net	50,166	51,029
Cash surrender value of life insurance	147,787	146,994
Goodwill	69,751	69,751
Other intangible assets, net	33,572	37,990
Accrued interest receivable	19,789	21,473
Deferred tax assets, net	32,693	33,931
Other assets	66,804	72,754
Total assets	$5,612,151	$5,542,255
Liabilities
Deposits:
Noninterest-bearing	$920,851	$870,906
Interest-bearing	3,699,172	3,657,868
Total deposits	4,620,023	4,528,774
Securities sold under agreements to repurchase and federal funds purchased	7,594	24,542
FHLB advances and other borrowings	274,768	274,701
Subordinated notes and trust preferred debt	8,049	37,122
Other liabilities	80,067	85,581
Total liabilities	4,990,501	4,950,720

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value—$0.05205 stated value per share; 50,000,000 shares authorized; 19,710,341 shares issued and 19,669,802 outstanding at June 30, 2026; 19,711,628 shares issued and 19,507,208 outstanding at December 31, 2025	1,026	1,026
Additional paid - in capital	421,960	424,596
Retained earnings	217,969	186,752
Accumulated other comprehensive loss	(17,826)	(15,201)
Treasury stock—40,539 and 204,420 shares, at cost at June 30, 2026 and December 31, 2025, respectively	(1,479)	(5,638)
Total shareholders’ equity	621,650	591,535
Total liabilities and shareholders’ equity	$5,612,151	$5,542,255
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share amounts)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest income
Loans	$63,315	$63,036	$126,310	$126,468
Investment securities - taxable	9,906	9,406	19,757	18,350
Investment securities - tax-exempt	842	878	1,723	1,753
Short-term investments	639	1,513	1,276	3,781
Total interest income	74,702	74,833	149,066	150,352
Interest expense
Deposits	21,687	22,855	43,673	47,115
Securities sold under agreements to repurchase and federal funds purchased	29	106	126	190
FHLB advances and other borrowings	1,635	1,030	3,990	2,148
Subordinated notes and trust preferred debt	2,520	1,330	3,441	2,626
Total interest expense	25,871	25,321	51,230	52,079
Net interest income	48,831	49,512	97,836	98,273
Provision for (recovery of) credit losses - loans	338	209	1,066	(345)
Recovery of credit losses - unfunded loan commitments	—	(100)	(376)	(100)
Net interest income after net provision for (recovery of) credit losses	48,493	49,403	97,146	98,718
Noninterest income
Service charges on deposit accounts	2,071	2,050	4,321	3,961
Interchange income	1,602	1,441	3,115	2,868
Other service charges, commissions and fees	663	580	1,284	1,064
Swap fee income	651	669	1,990	1,063
Trust and investment management income	4,072	3,572	7,816	7,548
Brokerage income	1,874	1,695	3,687	3,134
Mortgage banking activities	436	478	762	780
Income from life insurance	1,376	1,311	5,137	2,600
Investment securities gains	57	8	55	21
Other income	1,034	1,111	1,246	1,500
Total noninterest income	13,836	12,915	29,413	24,539
continued

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Noninterest expenses
Salaries and employee benefits	22,229	21,364	43,386	41,752
Occupancy	1,883	1,671	3,964	3,660
Furniture and equipment	2,004	2,540	4,144	5,226
Data processing	1,703	965	3,240	1,889
Automated teller and interchange fees	1,167	615	2,306	1,292
Advertising and bank promotions	1,126	1,077	1,809	1,576
FDIC insurance	634	674	1,183	1,498
Professional services	1,202	2,016	2,423	3,842
Directors' compensation	389	293	803	504
Taxes other than income	392	295	1,417	1,237
Intangible asset amortization	2,179	2,472	4,418	5,007
Merger-related expenses	—	968	—	2,617
Restructuring expenses	—	—	—	91
Other operating expenses	2,758	2,664	5,301	5,599
Total noninterest expenses	37,666	37,614	74,394	75,790
Income before income tax expense	24,663	24,704	52,165	47,467
Income tax expense	3,505	5,256	9,198	9,968
Net income	$21,158	$19,448	$42,967	$37,499

Per share information:
Basic earnings per share	$1.10	$1.01	$2.23	$1.96
Diluted earnings per share	1.09	1.01	2.21	1.94
Dividends paid per share	0.30	0.26	0.60	0.52
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income	$21,158	$19,448	$42,967	$37,499
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale arising during the period	1,771	(132)	(5,033)	3,752
Reclassification adjustment for (losses) gains on securities available for sale realized in net income	—	—	—	—
Net unrealized gains (losses) on securities available for sale	1,771	(132)	(5,033)	3,752
Tax effect	(398)	31	1,133	(854)
Total other comprehensive income (loss), net of tax and reclassification adjustments on securities available for sale	1,373	(101)	(3,900)	2,898
Unrealized gains (losses) on interest rate swaps used in cash flow hedges	710	(458)	1,682	(1,374)
Reclassification adjustment for gains realized in net income	(37)	—	(37)	—
Net unrealized gains (losses) on interest rate swaps used in cash flow hedges	673	(458)	1,645	(1,374)
Tax effect	(152)	105	(370)	313
Total other comprehensive income (loss), net of tax and reclassification adjustments on interest rate swaps used in cash flow hedges	521	(353)	1,275	(1,061)
Total other comprehensive (loss) income, net of tax and reclassification adjustments	1,894	(455)	(2,625)	1,837
Total comprehensive income	$23,052	$18,993	$40,342	$39,336
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended June 30, 2026
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, April 1, 2026	$1,026	$422,663	$202,704	$(19,720)	$(3,489)	$603,184
Net income	—	—	21,158	—	—	21,158
Total other comprehensive income, net of taxes	—	—	—	1,894	—	1,894
Cash dividends ($0.30 per share)	—	—	(5,893)	—	—	(5,893)
Share-based compensation plans:
1,287 net common shares acquired and 59,662 net treasury shares issued, including compensation expense totaling $1,776	—	(703)	—	—	2,010	1,307
Balance, June 30, 2026	$1,026	$421,960	$217,969	$(17,826)	$(1,479)	$621,650

	Six Months Ended June 30, 2026
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2026	$1,026	$424,596	$186,752	$(15,201)	$(5,638)	$591,535
Net income	—	—	42,967	—	—	42,967
Total other comprehensive loss, net of taxes	—	—	—	(2,625)	—	(2,625)
Cash dividends ($0.60 per share)	—	—	(11,750)	—	—	(11,750)
Share-based compensation plans:
1,287 net common shares acquired and 163,881 net treasury shares issued, including compensation expense totaling $3,316	—	(2,636)	—	—	4,159	1,523
Balance, June 30, 2026	$1,026	$421,960	$217,969	$(17,826)	$(1,479)	$621,650

	Three Months Ended June 30, 2025
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, April 1, 2025	$1,026	$421,445	$139,547	$(24,024)	$(5,058)	$532,936
Net income	—	—	19,448	—	—	19,448
Total other comprehensive loss, net of taxes	—	—	—	(455)	—	(455)
Cash dividends ($0.26 per share)	—	—	(5,072)	—	—	(5,072)
Share-based compensation plans:
8,214 net common shares acquired and 34,407 net treasury shares issued, including compensation expense totaling $1,286	—	904	—	—	687	1,591
Balance, June 30, 2025	$1,026	$422,349	$153,923	$(24,479)	$(4,371)	$548,448

	Six Months Ended June 30, 2025
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2025	$1,027	$423,274	$126,540	$(26,316)	$(7,843)	$516,682
Net income	—	—	37,499	—	—	37,499
Total other comprehensive income, net of taxes	—	—	—	1,837	—	1,837
Cash dividends ($0.52 per share)	—	—	(10,116)	—	—	(10,116)
Share-based compensation plans:
9,514 net common shares acquired and 155,382 net treasury shares issued, including compensation expense totaling $2,644	(1)	(925)	—	—	3,472	2,546
Balance, June 30, 2025	$1,026	$422,349	$153,923	$(24,479)	$(4,371)	$548,448

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Six Months Ended
(Dollars in thousands)	June 30, 2026	June 30, 2025
Cash flows from operating activities
Net income	$42,967	$37,499
Adjustments to reconcile net income to net cash provided by operating activities:
Net discount accretion	(9,318)	(11,949)
Depreciation and amortization expense	7,026	7,892
Provision for (recovery of) credit losses - loans	1,066	(345)
Recovery of credit losses - unfunded loan commitments	(376)	(100)
Share-based compensation	3,316	2,644
Gains on sales of loans originated for sale	(429)	(557)
Fair value adjustments on loans held for sale	73	(27)
Mortgage loans originated for sale	(22,919)	(27,812)
Proceeds from sales of loans originated for sale	25,726	29,804
Net gain on OREO and premises held for sale	—	(119)
Gain on disposal of premises and equipment	—	(18)
Deferred income tax expense	1,991	6,108
Investment securities gains	(55)	(21)
Payment of legal settlement	(478)	—
Net (gains) losses on derivatives	(131)	393
Income from life insurance	(5,137)	(2,600)
Decrease in accrued interest receivable and other assets	3,759	3,641
Increase (decrease) in accrued interest payable and other liabilities	697	(9,520)
Other, net	707	517
Net cash provided by operating activities	48,485	35,430
Cash flows from investing activities
Maturities, repayments and calls of AFS securities	52,911	39,330
Purchases of AFS securities	(51,525)	(89,663)
Net purchases of restricted investments in bank stocks	(712)	(972)
Net (increase) decrease in loans	(87,199)	10,596
Investment in limited partnerships	(898)	(1,059)
Purchases of bank premises and equipment	(968)	(3,105)
Proceeds from disposal of OREO and premises held for sale	—	2,182
Proceeds from disposal of premises and equipment	—	18
Purchases of bank owned life insurance	(814)	—
Death benefit proceeds from life insurance contracts	4,427	—
Other	—	(15)
Net cash used in investing activities	(84,778)	(42,688)
continued

	June 30, 2026	June 30, 2025
Cash flows from financing activities
Net increase (decrease) in deposits	91,149	(107,178)
Net increase in borrowings with original maturities less than 90 days	83,152	40,184
Payments on FHLB advances with original maturities greater than 90 days	(100,000)	(15,000)
Settlement of terminated derivatives	1,635	—
Payments on subordinated notes	(31,000)	—
Dividends paid	(11,750)	(10,116)
Acquisition of treasury stock	(429)	(65)
Shares repurchased as treasury stock for employee taxes associated with restricted stock vesting	(1,485)	(478)
Proceeds from issuance of employee stock purchase plan shares	75	66
Other	13	348
Net cash provided by (used in) financing activities	31,360	(92,239)
Net decrease in cash and cash equivalents	(4,933)	(99,497)
Cash and cash equivalents at beginning of period	149,774	248,874
Cash and cash equivalents at end of period	$144,841	$149,377

	Six Months Ended
	June 30, 2026	June 30, 2025
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$52,238	$52,645
Income taxes	5,250	300
Supplemental schedule of noncash activities:
OREO acquired in settlement of loans	1,055	—
Lease liabilities arising from obtaining ROU assets	—	2,010
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
Nature of Operations – Orrstown Financial Services, Inc. is a financial holding company that operates Orrstown Bank, a commercial bank providing banking and financial advisory services in Berks, Cumberland, Dauphin, Franklin, Lancaster, Perry and York Counties, Pennsylvania, and in Anne Arundel, Baltimore, Harford, Howard and Washington Counties, Maryland. The Company operates in the community banking segment and engages in lending activities, including commercial, residential, commercial mortgages, construction, municipal, and various forms of consumer lending, and deposit services, including checking, savings, time and money market deposits. The Company’s lending area also includes counties in Pennsylvania, Maryland, Delaware, Virginia and West Virginia within a 75-mile radius of the Company's executive and administrative offices, as well as the District of Columbia. The Company also provides fiduciary, investment advisory, insurance and brokerage services. The Company and the Bank are subject to regulation by certain federal and state agencies and undergo periodic examinations by such regulatory authorities.
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of Orrstown Financial Services, Inc. and its wholly owned subsidiary, the Bank. The Company has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, SEC rules that permit reduced disclosure for interim periods and Article 10 of Regulation S-X. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements. There have been no material changes to the Company's significant accounting policies for the three and six months ended June 30, 2026. The December 31, 2025 consolidated balance sheet information contained in this Quarterly Report on Form 10-Q was derived from the Company's 2025 audited consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. All significant intercompany transactions and accounts have been eliminated.
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
Allowance for Credit Losses - Loans
The Company accounts for the ACL in accordance with the current expected credit losses accounting standard commonly referred to as "CECL," which requires an organization to measure all expected credit losses over the contractual term for financial assets measured at amortized cost, including loan receivables and held-to-maturity securities, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The CECL methodology also applies to off-balance sheet credit exposures not accounted for as insurance (e.g., loan commitments, standby letters of credit, financial guarantees and other similar instruments), net investments in leases recognized by a lessor and AFS debt securities.
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
If a modification occurs while the loan is on accrual status, it will continue to accrue interest under the modified terms. After the initial modification and recognition of an FDM, the Company will monitor the performance of the borrower. If no subsequent qualifying modifications are made to the FDM, the loan does not require disclosure in the current period's disclosures after the one-year period from the modification date has elapsed.
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
Accounting for Income Taxes
The Company is subject to federal and state income taxes in the jurisdictions in which it operates. Due to the complexity of the tax laws, management may make judgments in computing income tax expense, which are subject to varying interpretations by management and the taxing authorities, and could result in changes upon final determination. Income tax expense is based upon income before taxes, adjusted for the effect of certain tax-exempt income, non-deductible expenses and tax credits. Temporary differences may occur as a result of certain income and expense items being reported in different periods for financial reporting and tax purposes. Deferred taxes are calculated, using the applicable enacted marginal tax rate, based on the differences between the tax basis and carrying value of the asset or liability on the financial statement. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. Under FASB ASC 740, Income Taxes, the Company must apply a more likely than not probability threshold on its tax positions before a financial statement benefit is recognized. A valuation allowance would be recognized if any deferred tax assets were determined to be more likely than not unrecoverable. During the three and six months ended June 30, 2026, the Company recorded federal income tax credits, which resulted in an income tax benefit of $1.6 million.
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
In November 2025, the FASB issued ASU 2025-08, Financial Instruments – Credit Losses (Topic 326) – Purchased Loans, which expands the scope of acquired financial assets subject to the gross-up approach under Topic 326. Specifically, loans, excluding credit card receivables, acquired without credit deterioration and loans considered “seasoned” would be accounted for using the gross-up approach at acquisition, which requires the initial ACL at acquisition to be added to the amortized cost basis of the loans. The effective date of the amendment is for annual reporting periods beginning after December 15, 2026. The Company is evaluating the updated guidance to determine its impact on the consolidated financial statements.
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
Subordinated notes and trust preferred debt were valued using a discounted cash flow approach, which applied a discount rate based upon other issuances with comparable terms. Fair value adjustments of $2.4 million and $2.7 million were recorded for the acquired subordinated notes and trust preferred debt, respectively, which are being amortized over their remaining maturities. On June 30, 2026, the Company redeemed the $31.0 million outstanding 4.50% fixed-to-floating rate subordinated notes due December 9, 2030, During the three and six months ended June 30, 2026, $1.6 million of unearned discounts was accelerated as a result of the redemption.
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

NOTE 3. INVESTMENT SECURITIES
At June 30, 2026 and December 31, 2025, all investment securities were classified as AFS. The following table summarizes amortized cost and fair value of AFS securities, the corresponding amounts of gross unrealized gains and losses recognized in AOCI and the ACL at June 30, 2026 and December 31, 2025:

	Amortized Cost	Gross Unrealized Gains	(Gross Unrealized Losses)	Allowance for Credit Losses	Fair Value
June 30, 2026
U.S. Treasury securities	$15,012	$—	$806	$—	$14,206
U.S. Government Agencies	1,449	36	—	—	1,485
States and political subdivisions	218,855	119	14,846	—	204,128
GSE residential MBSs	235,069	901	4,607	—	231,363
GSE commercial MBSs	10,977	55	33	—	10,999
GSE residential CMOs	345,191	1,732	5,343	—	341,580
Non-agency CMOs	74,016	55	1,349	—	72,722
Asset-backed	71,892	354	721	—	71,525
Corporate debt	953	22	—	—	975
Other	298	—	—	—	298
Totals	$973,712	$3,274	$27,705	$—	$949,281
December 31, 2025
U.S. Treasury securities	$15,016	$—	$805	$—	$14,211
U.S. Government Agencies	1,746	50	—	—	1,796
States and political subdivisions	218,832	288	16,972	—	202,148
GSE residential MBSs	234,016	3,228	3,141	—	234,103
GSE commercial MBSs	6,081	106	16	—	6,171
GSE residential CMOs	354,954	3,425	4,376	—	354,003
Non-agency CMOs	60,693	363	1,233	—	59,823
Asset-backed	78,610	443	803	—	78,250
Corporate debt	1,947	45	—	—	1,992
Other	243	—	—	—	243
Totals	$972,138	$7,948	$27,346	$—	$952,740

The following table summarizes investment securities with unrealized losses at June 30, 2026 and December 31, 2025, aggregated by major security type and the length of time in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
June 30, 2026
U.S. Treasury securities	—	$—	$—	2	$14,206	$806	2	$14,206	$806
States and political subdivisions	4	7,071	80	40	188,089	14,766	44	195,160	14,846
GSE residential MBSs	14	106,023	2,448	8	12,289	2,159	22	118,312	4,607
GSE commercial MBS	1	5,373	6	2	1,139	27	3	6,512	33
GSE residential CMOs	18	86,665	1,175	15	49,615	4,168	33	136,280	5,343
Non-agency CMOs	13	54,384	469	4	15,650	880	17	70,034	1,349
Asset-backed	2	5,199	6	11	44,579	715	13	49,778	721
Totals	52	$264,715	$4,184	82	$325,567	$23,521	134	$590,282	$27,705
December 31, 2025
U.S. Treasury securities	—	$—	$—	2	$14,211	$805	2	$14,211	$805
States and political subdivisions	2	10,498	199	39	176,757	16,773	41	187,255	16,972
GSE residential MBSs	7	72,981	1,044	8	13,003	2,097	15	85,984	3,141
GSE commercial MBS	2	1,222	16	—	—	—	2	1,222	16
GSE residential CMOs	9	39,588	335	21	87,901	4,041	30	127,489	4,376
Non-agency CMOs	5	21,230	180	4	16,158	1,053	9	37,388	1,233
Asset-backed	2	3,890	29	9	43,168	774	11	47,058	803
Totals	27	$149,409	$1,803	83	$351,198	$25,543	110	$500,607	$27,346
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
The Company did not record an ACL on the AFS securities at June 30, 2026 and December 31, 2025. As of these periods, the Company considers the unrealized losses on the AFS securities to be related to fluctuations in market conditions, primarily higher interest rates from the time of the security purchase, and not reflective of deterioration in credit. In addition, the Company maintains that it has the intent and ability to hold these AFS securities until the amortized cost is recovered and it is more likely than not that any of AFS securities in an unrealized loss position would not be required to be sold.
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
Non-Agency CMOs. The unrealized losses presented in the table above were caused by a widening of spreads and a rise in interest rates from the time the securities were purchased. In determining whether declines in fair value in these investment securities are due to credit factors, management evaluates credit enhancements and other credit support, the investment rating and delinquencies.
Asset-backed. The unrealized losses presented in the table above were caused by a widening of spreads and a rise in the interest rates from the time the securities were purchased. In determining whether declines in fair value in these investment securities are due to credit factors, management evaluates credit enhancements and other credit support, the investment rating and delinquencies.
The Company does not intend to sell the aforementioned investment securities with unrealized losses and it is more likely than not that the Company will not be required to sell them before recovery of their amortized cost basis, which may be maturity. In addition, the unrealized losses are not credit related. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at June 30, 2026.
The following table summarizes amortized cost and fair value of investment securities by contractual maturity at June 30, 2026. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$1,108	$1,106
Due after one year through five years	49,898	46,916
Due after five years through ten years	54,563	52,069
Due after ten years	130,998	121,001
CMOs and MBSs	665,253	656,664
Asset-backed	71,892	71,525
Totals	$973,712	$949,281
The following table summarizes proceeds from sales of investment securities and gross gains and gross losses for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Proceeds from sale of investment securities	$—	$—	$—	$—
Gross gains	57	8	57	21
Gross losses	—	—	2	—
During the three and six months ended June 30, 2026, the Company recorded a net gain of $57 thousand and $55 thousand compared to a net gain of $8 thousand and $21 thousand for the three and six months ended June 30, 2025 from mark-to-market activity on an equity security. During the three and six months ended June 30, 2026 and 2025, the Company did not sell any investment securities. Investment securities with a fair value of $648.6 million and $556.5 million at June 30, 2026 and December 31, 2025, respectively, were pledged to secure public funds and for other purposes as required or permitted by law. At June 30, 2026 and December 31, 2025, no AFS investment securities holding of any one issuer, other than the U.S. government and its agencies, amounted to greater than 10% of shareholders’ equity.
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
Installment and other loans’ credit risk is mitigated through prudent underwriting standards, including evaluation of the creditworthiness of the borrower through credit scores and debt-to-income ratios and, if secured, the collateral value of the assets. These loans can be unsecured or secured by assets the value, of which may depreciate quickly or may fluctuate and may present a greater risk to the Company than 1-4 family residential loans.

The following table presents the loan portfolio by segment and class, excluding residential LHFS, at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Commercial real estate:
Owner occupied	$679,295	$644,713
Non-owner occupied	1,305,379	1,260,198
Multi-family	229,425	236,703
Non-owner occupied residential	150,917	155,749
Acquisition and development:
1-4 family residential construction	39,344	41,489
Commercial and land development	198,399	198,234
Agricultural	97,729	121,417
Commercial and industrial	489,247	489,371
Municipal	33,950	25,302
Residential mortgage:
First lien	501,306	478,870
Home equity - term	5,401	5,972
Home equity - lines of credit	344,495	321,438
Other - term(1)	20,929	22,906
Installment and other loans	17,215	18,331
Total loans	$4,113,031	$4,020,693

(1) Other - term includes PACE loans with unearned income of $375 thousand and $505 thousand at June 30, 2026 and December 31, 2025, respectively.
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
The following table presents the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of June 30, 2026 and December 31, 2025. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan and payment activity. Residential mortgage, installment and other consumer loans are presented below based on payment performance: performing or nonperforming. Nonperforming includes substandard - individually evaluated loans.

	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$38,700	$97,504	$43,378	$79,624	$112,671	$242,647	$13,676	$3,572	$631,772
Special mention	—	952	10,199	6,245	—	13,953	1,928	—	33,277
Substandard - Non-IEL	—	—	2,142	3,027	4,314	2,008	34	70	11,595
Substandard - IEL	—	—	—	643	776	1,232	—	—	2,651
Total owner-occupied loans	$38,700	$98,456	$55,719	$89,539	$117,761	$259,840	$15,638	$3,642	$679,295
Current period gross charge offs - owner-occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied:
Risk rating
Pass	$117,483	$163,566	$88,633	$124,729	$183,365	$581,551	$9,815	$407	$1,269,549
Special mention	—	—	—	10,035	3,011	21,513	—	—	34,559
Substandard - Non-IEL	—	—	—	—	877	—	—	—	877
Substandard - IEL	—	—	—	131	134	129	—	—	394
Total non-owner occupied loans	$117,483	$163,566	$88,633	$134,895	$187,387	$603,193	$9,815	$407	$1,305,379
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family:
Risk rating
Pass	$19,458	$13,778	$9,133	$6,309	$76,457	$91,034	$955	$47	$217,171
Special mention	—	—	—	—	8,820	3,307	—	—	12,127
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	127	—	—	—	127
Total multi-family loans	$19,458	$13,778	$9,133	$6,309	$85,404	$94,341	$955	$47	$229,425
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied residential:
Risk rating
Pass	$6,942	$11,370	$8,834	$16,488	$24,859	$75,975	$220	$73	$144,761
Special mention	—	—	—	274	—	1,905	—	37	2,216
Substandard - Non-IEL	—	—	—	126	556	2,815	—	98	3,595
Substandard - IEL	—	—	—	—	150	195	—	—	345
Total non-owner occupied residential loans	$6,942	$11,370	$8,834	$16,888	$25,565	$80,890	$220	$208	$150,917
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$—	$37	$—	$—	$—	$37
continued

	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$14,396	$16,206	$1,403	$6,826	$—	$513	$—	$—	$39,344
Special mention	—	—	—	—	—	—	—	—	—
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total 1-4 family residential construction loans	$14,396	$16,206	$1,403	$6,826	$—	$513	$—	$—	$39,344
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and land development:
Risk rating
Pass	$30,615	$35,435	$56,450	$19,694	$33,425	$7,658	$7,665	$—	$190,942
Special mention	—	—	—	—	—	—	—	—	—
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	88	650	6,713	6	—	—	7,457
Total commercial and land development loans	$30,615	$35,435	$56,538	$20,344	$40,138	$7,664	$7,665	$—	$198,399
Current period gross charge offs - commercial and land development	$—	$—	$—	$—	$753	$—	$—	$—	$753
Agricultural
Risk rating
Pass	$8,232	$11,645	$7,157	$8,988	$17,480	$32,105	$9,659	$929	$96,195
Special mention	—	—	—	—	—	58	24	—	82
Substandard - Non-IEL	—	—	814	17	13	379	223	—	1,446
Substandard - IEL	—	—	—	—	6	—	—	—	6
Total agricultural loans	$8,232	$11,645	$7,971	$9,005	$17,499	$32,542	$9,906	$929	$97,729
Current period gross charge offs - agricultural	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial:
Risk rating
Pass	$60,013	$62,232	$83,891	$28,537	$33,921	$46,803	$128,992	$5,070	$449,459
Special mention	—	7,565	1,387	5,668	171	748	13,191	52	28,782
Substandard - Non-IEL	—	—	8	846	79	41	6,456	296	7,726
Substandard - IEL	—	—	245	276	177	223	103	2,256	3,280
Total commercial and industrial loans	$60,013	$69,797	$85,531	$35,327	$34,348	$47,815	$148,742	$7,674	$489,247
Current period gross charge offs - commercial and industrial	$—	$—	$—	$—	$—	$1,097	$122	$—	$1,219
Municipal:
Risk rating
Pass	$9,681	$—	$48	$—	$8,594	$15,627	$—	$—	$33,950
Special mention	—	—	—	—	—	—	—	—	—
Total municipal loans	$9,681	$—	$48	$—	$8,594	$15,627	$—	$—	$33,950
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—
continued

	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Residential mortgage:
First lien:
Payment performance
Performing	$46,690	$68,624	$51,687	$85,199	$88,897	$153,800	$—	$—	$494,897
Nonperforming	—	—	624	1,234	551	4,000	—	—	6,409
Total first lien loans	$46,690	$68,624	$52,311	$86,433	$89,448	$157,800	$—	$—	$501,306
Current period gross charge offs - first lien	$—	$—	$—	$9	$—	$—	$—	$—	$9
Home equity - term:
Payment performance
Performing	$404	$676	$259	$464	$836	$2,630	$—	$—	$5,269
Nonperforming	—	77	—	—	—	55	—	—	132
Total home equity - term loans	$404	$753	$259	$464	$836	$2,685	$—	$—	$5,401
Current period gross charge offs - home equity - term	$—	$—	$—	$12	$—	$—	$—	$—	$12
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$256,842	$84,552	$341,394
Nonperforming	—	—	—	—	—	—	1,506	1,595	3,101
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$258,348	$86,147	$344,495
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other - term:
Payment performance
Performing	$—	$—	$20,929	$—	$—	$—	$—	$—	$20,929
Nonperforming	—	—	—	—	—	—	—	—	—
Total other - term loans	$—	$—	$20,929	$—	$—	$—	$—	$—	$20,929
Current period gross charge offs - other - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
Installment and other loans:
Payment performance
Performing	$845	$426	$821	$994	$743	$322	$13,058	$2	$17,211
Nonperforming	—	—	—	4	—	—	—	—	4
Total Installment and other loans	$845	$426	$821	$998	$743	$322	$13,058	$2	$17,215
Current period gross charge offs - installment and other	$—	$181	$2	$—	$—	$—	$59	$—	$242

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$96,640	$46,784	$88,930	$103,934	$90,037	$152,232	$13,102	$3,642	$595,301
Special mention	—	10,810	1,713	—	6,721	8,927	93	—	28,264
Substandard - Non-IEL	—	723	1,499	4,411	3,837	3,822	1,658	70	16,020
Substandard - IEL	—	—	643	821	974	2,690	—	—	5,128
Total owner-occupied loans	$96,640	$58,317	$92,785	$109,166	$101,569	$167,671	$14,853	$3,712	$644,713
Current period gross charge offs - owner-occupied	$—	$—	$—	$337	$—	$3	$—	$—	$340
Non-owner occupied:
Risk rating
Pass	$174,958	$92,343	$126,924	$188,935	$305,539	$338,309	$9,044	$—	$1,236,052
Special mention	—	—	10,053	3,002	—	9,763	—	—	22,818
Substandard - Non-IEL	—	—	—	883	—	—	—	—	883
Substandard - IEL	—	—	139	143	163	—	—	—	445
Total non-owner occupied loans	$174,958	$92,343	$137,116	$192,963	$305,702	$348,072	$9,044	$—	$1,260,198
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family:
Risk rating
Pass	$15,347	$9,283	$6,800	$77,290	$45,263	$71,549	$860	$672	$227,064
Special mention	—	—	—	8,751	755	—	—	—	9,506
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	133	—	—	—	—	133
Total multi-family loans	$15,347	$9,283	$6,800	$86,174	$46,018	$71,549	$860	$672	$236,703
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied residential:
Risk rating
Pass	$9,829	$9,460	$17,833	$26,227	$24,378	$59,928	$479	$146	$148,280
Special mention	—	487	—	39	763	1,243	—	38	2,570
Substandard - Non-IEL	—	—	128	561	2,445	1,210	—	100	4,444
Substandard - IEL	—	—	—	236	121	98	—	—	455
Total non-owner occupied residential loans	$9,829	$9,947	$17,961	$27,063	$27,707	$62,479	$479	$284	$155,749
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$—	$—	$—	$—	$—	$—
continued

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$32,602	$5,145	$2,408	$411	$923	$—	$—	$—	$41,489
Special mention	—	—	—	—	—	—	—	—	—
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total 1-4 family residential construction loans	$32,602	$5,145	$2,408	$411	$923	$—	$—	$—	$41,489
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and land development:
Risk rating
Pass	$29,243	$53,272	$27,951	$57,777	$5,319	$3,213	$9,049	$—	$185,824
Special mention	—	—	4,166	—	—	—	—	—	4,166
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	275	7,639	330	—	—	—	8,244
Total commercial and land development loans	$29,243	$53,272	$32,392	$65,416	$5,649	$3,213	$9,049	$—	$198,234
Current period gross charge offs - commercial and land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural
Risk rating
Pass	$12,698	$8,621	$12,006	$19,421	$17,013	$25,466	$15,533	$723	$111,481
Special mention	—	1,491	1,670	1,240	1,120	3,878	98	—	9,497
Substandard - Non-IEL	—	74	—	9	199	—	148	—	430
Substandard - IEL	—	—	—	9	—	—	—	—	9
Total agricultural loans	$12,698	$10,186	$13,676	$20,679	$18,332	$29,344	$15,779	$723	$121,417
Current period gross charge offs - agricultural	$—	$—	$—	$—	$25	$6	$—	$—	$31
Commercial and Industrial:
Risk rating
Pass	$76,830	$80,815	$36,440	$45,357	$40,702	$20,836	$137,914	$8,209	$447,103
Special mention	87	6,999	8,285	263	792	344	12,466	834	30,070
Substandard - Non-IEL	—	12	1,152	99	906	18	5,975	176	8,338
Substandard - IEL	—	321	227	233	179	912	—	1,988	3,860
Total commercial and industrial loans	$76,917	$88,147	$46,104	$45,952	$42,579	$22,110	$156,355	$11,207	$489,371
Current period gross charge offs - commercial and industrial	$—	$—	$406	$175	$56	$100	$499	$—	$1,236
Municipal:
Risk rating
Pass	$—	$55	$—	$9,012	$2,841	$11,991	$—	$—	$23,899
Special mention	—	—	—	—	—	1,403	—	—	1,403
Total municipal loans	$—	$55	$—	$9,012	$2,841	$13,394	$—	$—	$25,302
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—
continued

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Residential mortgage:
First lien:
Payment performance
Performing	$74,268	$54,459	$89,440	$92,611	$46,907	$114,926	$—	$—	$472,611
Nonperforming	—	626	1,060	176	134	4,263	—	—	6,259
Total first lien loans	$74,268	$55,085	$90,500	$92,787	$47,041	$119,189	$—	$—	$478,870
Current period gross charge offs - first lien	$—	$51	$—	$—	$27	$10	$—	$—	$88
Home equity - term:
Payment performance
Performing	$1,015	$319	$576	$894	$172	$2,814	$—	$—	$5,790
Nonperforming	87	—	—	—	—	95	—	—	182
Total home equity - term loans	$1,102	$319	$576	$894	$172	$2,909	$—	$—	$5,972
Current period gross charge offs - home equity - term	$—	$—	$—	$36	$—	$—	$—	$—	$36
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$223,787	$94,178	$317,965
Nonperforming	—	—	—	—	—	—	25	3,448	3,473
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$223,812	$97,626	$321,438
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$23	$—	$—	$23
Other - term:
Payment performance
Performing	$—	$22,906	$—	$—	$—	$—	$—	$—	$22,906
Nonperforming	—	—	—	—	—	—	—	—	—
Total other - term loans	$—	$22,906	$—	$—	$—	$—	$—	$—	$22,906
Current period gross charge offs - other - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
Installment and other loans:
Payment performance
Performing	$1,186	$1,052	$1,425	$1,153	$345	$213	$12,930	$25	$18,329
Nonperforming	—	—	2	—	—	—	—	—	2
Total Installment and other loans	$1,186	$1,052	$1,427	$1,153	$345	$213	$12,930	$25	$18,331
Current period gross charge offs - installment and other	$453	$234	$6	$8	$4	$15	$74	$—	$794

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
At June 30, 2026 and December 31, 2025, the Company’s individually evaluated loans were measured based on the estimated fair value of the collateral securing the loan or the present value of future cash flows. For real estate loans, collateral consists of commercial or residential real estate, but in the case of commercial and industrial loans, it could also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
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
The following table presents the amortized cost basis of nonaccrual loans, according to loan class, with and without reserves on individually evaluated loans as of June 30, 2026 and December 31, 2025. The Company did not recognize interest income on nonaccrual loans during the three and six months ended June 30, 2026 and 2025.

	June 30, 2026				December 31, 2025
	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing
Commercial real estate:
Owner-occupied	$227	$2,424	$2,651	$—	$227	$4,901	$5,128	$68
Non-owner occupied	—	394	394	—	—	445	445	—
Multi-family	—	127	127	—	133	—	133	—
Non-owner occupied residential	—	345	345	147	—	455	455	—
Acquisition and development:
Commercial and land development	2,253	5,204	7,457	—	3,005	5,239	8,244	—
Agricultural	—	6	6	—	—	9	9	—
Commercial and industrial	105	3,175	3,280	25	1,197	2,663	3,860	—
Residential mortgage:
First lien	—	6,254	6,254	244	—	6,100	6,100	431
Home equity – term	—	132	132	—	—	182	182	—
Home equity – lines of credit	—	3,101	3,101	172	—	3,473	3,473	190
Other - term	—	—	—	265	—	—	—	346
Installment and other loans	—	4	4	—	2	—	2	5
Total	$2,585	$21,166	$23,751	$853	$4,564	$23,467	$28,031	$1,040
A loan is considered to be collateral-dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral. At June 30, 2026 and December 31, 2025, substantially all individually evaluated loans were collateral-dependent and consisted primarily of commercial real estate, acquisition and development and residential mortgage loans, which were secured by commercial or residential real estate.

The following table presents the amortized cost basis of collateral-dependent individually evaluated loans by class as of June 30, 2026 and December 31, 2025:

	Type of Collateral
June 30, 2026	Business Assets	Commercial Real Estate	Equipment	Land	Residential Real Estate	Other	Total
Commercial real estate:
Owner occupied	$—	$2,651	$—	$—	$—	$—	$2,651
Non-owner occupied	—	394	—	—	—	—	394
Multi-family	—	127	—	—	—	—	127
Non-owner occupied residential	—	345	—	—	—	—	345
Acquisition and development:
Commercial and land development	—	7,347	—	110	—	—	7,457
Agricultural	—	—	6	—	—	—	6
Commercial and industrial	2,583	—	704	—	—	—	3,287
Residential mortgage:
First lien	—	—	—	—	6,077	—	6,077
Home equity - term	—	—	—	—	132	—	132
Home equity - lines of credit	—	—	—	—	3,101	—	3,101
Installment and other loans	—	—	4	—	—	—	4
Total	$2,583	$10,864	$714	$110	$9,310	$—	$23,581
December 31, 2025
Commercial real estate:
Owner occupied	$—	$5,128	$—	$—	$—	$—	$5,128
Non-owner occupied	—	445	—	—	—	—	445
Multi-family	—	133	—	—	—	—	133
Non-owner occupied residential	—	455	—	—	—	—	455
Acquisition and development:
Commercial and land development	—	7,897	—	347	—	—	8,244
Agricultural	—	—	9	—	—	—	9
Commercial and industrial	2,921	—	945	—	—	—	3,866
Residential mortgage:
First lien	—	—	—	—	5,914	—	5,914
Home equity - term	—	—	—	—	182	—	182
Home equity - lines of credit	—	—	—	—	3,473	—	3,473
Installment and other loans	—	—	2	—	—	—	2
Total	$2,921	$14,058	$956	$347	$9,569	$—	$27,851
The Company may modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, interest rate reduction or an other-than-insignificant payment delay. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL. The Company may also provide multiple types of modifications on an individual loan.
During the three and six months ended June 30, 2026, the Company extended modifications to four borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan. During the three and six months ended June 30, 2025, the Company extended modifications to one and four borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan. For loans modified to borrowers experiencing financial difficulty in the prior twelve months, there are FDMs totaling $4.9 million that are on nonaccrual status and no FDMs that are 90 days or more past due and accruing at June 30, 2026. At June 30, 2026, the Company did not commit to lend additional amounts to borrowers experiencing financial difficulty, with a loan previously modified that was an FDM.

The following table presents the amortized cost of loans that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2026 and 2025, by loan class and by type of modification. The percentage of the amortized cost of loans that were modified to borrowers experiencing difficulty as compared to the amortized cost of loan class is also presented below.

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reductions	Total Class of Financing Receivable
Three Months Ended
June 30, 2026
Acquisition and development:
Commercial and land development	$—	$—	$4,847	$—	$—	$—	2.44%
Agricultural	—	—	194	—	—	—	0.20%
Commercial and industrial	—	—	659	—	—	—	0.13%
Total:	$—	$—	$5,700	$—	$—	$—

June 30, 2025
Commercial real estate:
Owner-occupied	$—	$—	$726	$—	$—	$—	0.12%
Total:	$—	$—	$726	$—	$—	$—

Six Months Ended
June 30, 2026
Acquisition and development:
Commercial and land development	$—	$—	$4,847	$—	$—	$—	2.44%
Agricultural	—	—	194	—	—	—	0.20%
Commercial and industrial	—	—	659	—	—	—	0.13%
Total:	$—	$—	$5,700	$—	$—	$—

June 30, 2025
Commercial real estate:
Owner-occupied	$—	$—	$726	$—	$—	$—	0.12%
Acquisition and development:
Commercial and land development	—	—	5,016	—	—	—	2.52%
Total:	$—	$—	$5,742	$—	$—	$—

The Company monitors the performance of the modified loans to borrowers experiencing financial difficulty to determine the effectiveness of its modification efforts. At June 30, 2026, modified loans to borrowers experiencing financial difficulty that had a payment default in the twelve months following the modification totaled $4.5 million, which included commercial and land development loans with modified term extensions with an amortized cost of $4.5 million and an owner-occupied commercial real estate loan with a combination of a modified term extension and interest rate reduction with an amortized cost of $77 thousand. At June 30, 2025, modified loans to borrowers experiencing financial difficulty that had a payment default in the twelve months following the modification included a commercial and industrial loan with an extension modification with an amortized cost of $44 thousand.
The following table presents the performance of the loans modified during the three and six months ended June 30, 2026 and 2025, which includes loans that remain on nonaccrual status:

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Non-Accrual
June 30, 2026
Acquisition and development:
Commercial and land development	$—	$—	$—	$—	$—	$4,847
Agricultural	194	—	—	—	194	—
Commercial and industrial	659	—	—	—	659	—
Total:	$853	$—	$—	$—	$853	$4,847

June 30, 2025
Commercial real estate:
Owner-occupied	$726	$—	$—	$—	$726	$—
Acquisition and development:
Commercial and land development	4,747	—	—	—	4,747	269
Total:	$5,473	$—	$—	$—	$5,473	$269

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the six months ended June 30, 2026 and 2025:

	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in years)
June 30, 2026
Acquisition and development:
Commercial and land development	$—	—%	0.4
Agricultural	—	—%	1.0
Commercial and industrial	—	—%	4.0

June 30, 2025
Commercial real estate:
Owner-occupied	$—	—%	1.0
Acquisition and development:
Commercial and land development	—	—%	0.3

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due by aggregating loans based on its delinquencies. The following table presents the classes of the loan portfolio summarized by aging categories at June 30, 2026 and December 31, 2025:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due	Total Loans
June 30, 2026
Commercial real estate:
Owner occupied	$831	$90	$1,015	$1,936	$677,359	$679,295
Non-owner occupied	338	260	—	598	1,304,781	1,305,379
Multi-family	—	—	127	127	229,298	229,425
Non-owner occupied residential	163	—	147	310	150,607	150,917
Acquisition and development:
1-4 family residential construction	—	—	—	—	39,344	39,344
Commercial and land development	253	—	2,341	2,594	195,805	198,399
Agricultural	—	17	—	17	97,712	97,729
Commercial and industrial	751	1,183	315	2,249	486,998	489,247
Municipal	—	—	—	—	33,950	33,950
Residential mortgage:
First lien	525	1,808	3,229	5,562	495,744	501,306
Home equity - term	77	—	7	84	5,317	5,401
Home equity - lines of credit	1,689	218	1,255	3,162	341,333	344,495
Other - term	—	—	265	265	20,664	20,929
Installment and other loans	51	11	—	62	17,153	17,215
	$4,678	$3,587	$8,701	$16,966	$4,096,065	$4,113,031
December 31, 2025
Commercial real estate:
Owner occupied	$1,066	$148	$1,770	$2,984	$641,729	$644,713
Non-owner occupied	462	792	—	1,254	1,258,944	1,260,198
Multi-family	100	—	133	233	236,470	236,703
Non-owner occupied residential	98	24	115	237	155,512	155,749
Acquisition and development:
1-4 family residential construction	—	—	—	—	41,489	41,489
Commercial and land development	—	151	7,969	8,120	190,114	198,234
Agricultural	807	—	—	807	120,610	121,417
Commercial and industrial	1,614	155	1,139	2,908	486,463	489,371
Municipal	—	—	—	—	25,302	25,302
Residential mortgage:
First lien	9,264	3,158	4,085	16,507	462,363	478,870
Home equity - term	53	55	128	236	5,736	5,972
Home equity - lines of credit	2,101	491	2,715	5,307	316,131	321,438
Other - term	—	—	346	346	22,560	22,906
Installment and other loans	28	13	5	46	18,285	18,331
	$15,593	$4,987	$18,405	$38,985	$3,981,708	$4,020,693

The Company’s ACL is calculated quarterly, with any adjustment recorded to the provision for credit losses in the consolidated statements of income. Management calculates the quantitative portion of collectively evaluated loans for all loan categories, with the exception of the consumer loan segment, using DCF methodology. For purposes of calculating the quantitative portion of collectively evaluated reserves on the consumer loan segment, the remaining life methodology is utilized. For purposes of estimating the Company’s ACL, management generally evaluates collectively evaluated loans by federal call code, which represents the loan classes based upon U.S. regulatory loan classification rules, in order to group loans with similar risk characteristics. Loans that do not share similar risk characteristics are evaluated on an individual loan basis, and are excluded from the collective evaluation for the ACL. A specific reserve is assigned if the measured value of the loan is less than the current carrying value of the loan.
Based on management's analysis, adjustments may be applied for additional factors impacting the risk of loss in the loan portfolio beyond the quantitatively calculated reserve calculated on collectively evaluated loans. As the quantitative reserve calculation incorporates historical conditions, management may consider an additional or reduced reserve is warranted through qualitative risk factors based on current and expected conditions, which may be assigned at different levels of significance: minor, moderate or major. All factors noted above were within the Bank's CECL framework at June 30, 2026. These qualitative risk factors considered by management include significant or unexpected changes in:
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
Other External Factors - including regulatory and legal environment risks and competition.

The following table presents the activity in the ACL for the three and six months ended June 30, 2026 and 2025:

	Commercial						Consumer
	Commercial Real Estate	Acquisition and Development	Agricultural	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Total
Three Months Ended
June 30, 2026
Balance, beginning of period	$26,018	$5,937	$212	$6,247	$324	$38,738	$8,216	$509	$8,725	$47,463
Provision for credit losses	(743)	162	(12)	246	98	(249)	468	119	587	338
Charge-offs	—	(668)	—	(420)	—	(1,088)	(21)	(145)	(166)	(1,254)
Recoveries	4	—	—	32	—	36	7	42	49	85
Balance, end of period	$25,279	$5,431	$200	$6,105	$422	$37,437	$8,670	$525	$9,195	$46,632
June 30, 2025
Balance, beginning of period	$25,893	$6,150	$163	$7,362	$427	$39,995	$7,312	$497	$7,809	$47,804
Provision for loan losses	377	(566)	3	29	(42)	(199)	223	185	408	209
Charge-offs	(111)	—	(6)	(195)	—	(312)	—	(192)	(192)	(504)
Recoveries	4	1	—	288	—	293	68	28	96	389
Balance, end of period	$26,163	$5,585	$160	$7,484	$385	$39,777	$7,603	$518	$8,121	$47,898

Six Months Ended
June 30, 2026
Balance, beginning of period	$25,552	$6,179	$127	$7,114	$328	$39,300	$7,708	$673	$8,381	$47,681
Provision for credit losses	(256)	5	73	152	94	68	968	30	998	1,066
Charge-offs	(37)	(753)	—	(1,219)	—	(2,009)	(21)	(242)	(263)	(2,272)
Recoveries	20	—	—	58	—	78	15	64	79	157
Balance, end of period	$25,279	$5,431	$200	$6,105	$422	$37,437	$8,670	$525	$9,195	$46,632
June 30, 2025
Balance, beginning of period	$29,551	$6,601	$110	$6,190	$320	$42,772	$5,240	$677	$5,917	$48,689
Provision for credit losses	(3,210)	(1,018)	81	1,265	65	(2,817)	2,221	251	2,472	(345)
Charge-offs	(186)	—	(31)	(712)	—	(929)	—	(468)	(468)	(1,397)
Recoveries	8	2	—	741	—	751	142	58	200	951
Balance, end of period	$26,163	$5,585	$160	$7,484	$385	$39,777	$7,603	$518	$8,121	$47,898
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
The following table summarizes the Company's operating leases at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Operating lease ROU assets	$12,832	$13,854
Operating lease ROU liabilities	13,671	14,722
Weighted-average remaining lease term (in years)	15.3	15.2
Weighted-average discount rate	4.6%	4.5%

The following table summarizes the Company's finance lease at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Financing lease assets	$266	$299
Weighted-average remaining lease term (in years)	3.7	4.2
Weighted-average discount rate	5.0%	5.0%
The following table presents information related to the Company's operating and finance leases for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Cash paid for operating lease liabilities	$422	$395	$843	$788
Cash paid for finance lease liabilities	20	20	40	39
Operating lease expense	395	274	1,554	1,130
The following table presents expected future maturities of the Company's operating lease liabilities as of June 30, 2026:

2026	$849
2027	1,730
2028	1,296
2029	1,213
2030	1,167
Thereafter	14,025
20,280
Less: imputed interest	6,609
Total operating lease liabilities	$13,671
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
At both June 30, 2026 and December 31, 2025, goodwill was $69.8 million. As permitted under GAAP, the Company had up to twelve months following the date of the Merger to finalize the fair values of the acquired assets and assumed liabilities related to the Merger. During this measurement period, the Company recorded subsequent adjustments totaling $1.6 million to goodwill for provisional amounts related to income taxes recorded at the Merger date, which increased total goodwill from the Merger to $51.0 million. The measurement period to finalize the fair values of the acquired assets and assumed liabilities ended on June 30, 2025. No further adjustments to the fair values were recorded subsequent to twelve months following the Merger date.

	June 30, 2026	December 31, 2025
Balance, beginning of year	$69,751	$68,106
Adjustments to acquired goodwill	—	1,645
Balance, end of period	$69,751	$69,751
Goodwill is not amortized, but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit. The Company conducted its last annual goodwill impairment test as of November 30, 2025 using generally accepted valuation methods. As a result of that impairment test, no goodwill impairment was identified. No changes occurred that would impact the results of that analysis through June 30, 2026. No goodwill impairment charges were recorded in the three and six months ended June 30, 2026 and 2025.
The following table presents changes in and components of other intangible assets for the three and six months ended June 30, 2026 and 2025. No impairment charges were recorded on other intangible assets during the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning of period	$35,751	$45,230	$37,990	$47,765
Adjustment to acquired customer list	—	(10)	—	(10)
Amortization expense	(2,179)	(2,472)	(4,418)	(5,007)
Balance, end of period	$33,572	$42,748	$33,572	$42,748
The following table presents the components of other identifiable intangible assets at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible	$48,530	$22,241	$48,530	$18,706
Customer relationship intangibles	11,231	3,948	11,231	3,065
Total	$59,761	$26,189	$59,761	$21,771
The following table presents future estimated aggregate amortization expense for other identifiable intangible assets at June 30, 2026:

2026	$4,167
2027	7,404
2028	6,226
2029	5,126
2030	4,111
Thereafter	6,538
Total other identifiable intangible assets	$33,572
NOTE 7. SHARE-BASED COMPENSATION PLANS
The Company maintains two share-based compensation plans: the 2011 Stock Incentive Plan (the "2011 Plan") and the 2025 Stock Incentive Plan (the "2025 Plan"). The purpose of the share-based compensation plans is to provide officers, employees, and directors of the Company with additional incentive to further the success of the Company. Awards may consist of grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock units and performance shares. All employees and directors of the Company and its subsidiaries are eligible to participate in the Company's share-based compensation plans. The Company's share-based compensation plans allow for the Compensation Committee of the Board of Directors to determine the type of incentive to be awarded, its term, manner of exercise, vesting and restrictions on shares. Generally, awards are nonqualified under the IRC, unless the awards are deemed to be incentive awards to employees at the Compensation Committee’s discretion.
At June 30, 2026, 440,000 shares of the Company's common stock were reserved for issuance under the 2025 Plan, of which 178,697 shares were available to be issued.
The following table presents a summary of nonvested restricted shares activity for the six months ended June 30, 2026:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares, beginning of year	253,755	$30.47
Granted	196,200	36.63
Forfeited	(1,287)	36.40
Vested	(151,906)	30.66
Nonvested shares, at period end	296,762	$34.42

The following table presents restricted share compensation expense, with tax benefit information, and fair value of shares vested, for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Restricted share award expense	$1,776	$1,287	$3,309	$2,641
Restricted share award tax benefit	373	270	695	555
Fair value of shares vested	3,013	30	5,666	1,506
The unrecognized compensation expense related to the share awards totaled $7.4 million at June 30, 2026 and $4.0 million at December 31, 2025. The unrecognized compensation expense at June 30, 2026 is expected to be recognized over a weighted-average period of 2.0 years.
The following table presents the summary of stock option activity for the six months ended June 30, 2026. The weighted average of remaining contractual term of shares exercisable is 1.5 years.

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2026	13,202	$25.29
Exercised	(2,160)	21.23
Outstanding at end of period	11,042	26.09
Fully vested and expected to vest	11,042	26.09
Exercisable, at June 30, 2026	11,042	$26.09

The following table presents information about stock options exercised for the six months ended June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
Total intrinsic value of options exercised	$33	$134
Cash received from options exercised	46	508
Tax benefit realized from stock options exercised	7	30
The Company maintains an employee stock purchase plan to provide employees of the Company with an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed the lesser of the IRS limit of $25,000 or 10% of their annual salary at the lower of 95% of the fair market value of the shares on the semi-annual offering date, or related purchase date. The purchases occur in March and September of each year. The Company reserved 350,000 shares of its common stock to be issued under the employee stock purchase plan, of which 120,702 shares were available to be issued at June 30, 2026.
The following table presents information for the employee stock purchase plan for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Shares purchased	—	—	2,278	2,080
Weighted average price of shares purchased	$—	$—	$32.97	$31.83
Compensation expense recognized	$—	$—	$7	$3
The Company issues new shares or treasury shares, depending on market conditions, in its share-based compensation plans.

NOTE 8. DEPOSITS
The following table summarizes deposits by type at June 30, 2026 and December 31, 2025. Brokered money market deposit balances were $45.1 million and $45.2 million at June 30, 2026 and December 31, 2025, respectively. Brokered time deposits totaled $50.6 million at both June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
Noninterest-bearing demand deposits	$920,851	$870,906
Interest-bearing demand deposits	1,217,423	1,169,004
Money market and savings	1,598,049	1,586,874
Time ($250,000 or less)	735,231	754,181
Time (over $250,000)	148,469	147,809
Total	$4,620,023	$4,528,774
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
During the three months ended June 30, 2026, the Company terminated its two interest rate swaps designated as cash flow hedges with notional values totaling $160.0 million, which were for the purpose of hedging variable cash flows associated with the Company's borrowings and brokered money market deposits. In addition, the Company entered into one new interest rate swap designated as a cash flow hedge with a notional value of $250.0 million during the three months ended June 30, 2026. For the termination of the cash flow hedges, the hedged forecasted transactions are still expected to occur, resulting in the cash proceeds of $1.6 million from the terminations being recorded to AOCI, and reclassified into earnings over the remaining terms until October 2028. The new receive-fixed and pay-floating interest rate cash flow hedge has a maturity date of June 22, 2028 and is for the purpose of hedging fixed cash flows associated with the Company's commercial loans. There were no new interest rate swaps designated as cash flow hedges during the three and six months ended June 30, 2025.
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
During the six months ended June 30, 2025, the Company terminated its three pay-fixed interest rate swaps with a total notional value of $100.0 million, which were on closed portfolio loans with the Bank's commercial clients. The interest rate swaps were designated as fair value hedges and allowed the Company to offer long-term fixed rate loans to commercial clients while mitigating the interest rate risk of a long-term asset by converting fixed rate interest payments to floating rate interest payments indexed to a synthetic U.S. SOFR rate. During the three and six months ended June 30, 2026, the Company did not enter into new interest rate swaps designated as fair value hedges.
The Company enters into interest rate swap agreements that allow its commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. In addition, the Company may enter into interest rate caps that allow its commercial loan customers to gain protection against significant interest rate increases and provide an upper limit, or cap, on the variable interest rate. The Company then enters into a corresponding swap or cap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps and interest rate caps with both the customers and third parties are not designated as hedges and are marked through earnings. At June 30, 2026, the Company had 111 customer and 111 corresponding third-party broker interest rate derivatives not designated as a hedging instrument with an aggregate notional amount of $1.2 billion. At December 31, 2025, the Company had 96 customer and 96 third-party broker interest rate derivatives not designated as a hedging instrument with an aggregate notional value of $1.1 billion. During the three and six months ended June 30, 2026, the Company entered into four and 20 new interest rate swaps with commercial loan customers, and recorded swap fee income of $651 thousand and $2.0 million, respectively. There were three swap terminations and two matured swap agreements during the six months ended June 30, 2026. The Company entered into seven and 16 new interest rate swaps and recorded $669 thousand and $1.1 million in swap fee income, respectively, during the three and six months ended June 30, 2025. There was one swap termination and one matured swap agreement during the six months ended June 30, 2025. There were no swap terminations or maturities during the three months ended June 30, 2026 and 2025. Swap fee income is included in other noninterest income in the unaudited condensed consolidated statements of income.
At June 30, 2026 and December 31, 2025, the Company had cash collateral of $10.0 million and $8.0 million, respectively, with third parties for certain of these derivatives, respectively. At June 30, 2026 and December 31, 2025, the Company held cash collateral of $2.8 million and zero from a counterparty for these derivatives, respectively.
The Company also may enter into risk participation agreements with a financial institution counterparty for an interest rate derivative contract related to a loan in which the Company may be a participant or the agent bank. The risk participation agreement provides credit protection to the agent bank should the borrower fail to perform on its interest rate derivative contracts with the agent bank. The Company manages its credit risk on the risk participation agreement by monitoring the creditworthiness of the borrower, which is based on the same credit review process as though the Company had entered into the derivative instruments directly with the borrower. The notional amount of such risk participation agreement reflects the Company’s pro-rata share of the derivative instrument, consistent with its share of the related loan participation. At June 30, 2026, the Company had five risk participation agreements with sold protection with a notional value of $26.0 million compared to six risk participation agreements with sold protection with a notional value of $44.6 million at December 31, 2025. The Company had six risk participations with purchased protection with a notional value of $31.5 million at June 30, 2026 compared to six risk participations with purchased protection with a notional value of $31.7 million at December 31, 2025. The Company did not enter into any risk participation agreements during the three and six months ended June 30, 2026 and 2025. The Company did not terminate any risk participations during the three months ended June 30, 2026. One risk participation with sold protection matured during the six months ended June 30, 2026. One risk participation with sold protection was terminated during the six months ended June 30, 2025.
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

The following table summarizes the fair value of the Company's derivative instruments at June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Cash flow hedge designation:
Interest rate swaps - FHLB advances	$—	Other assets	$—	$75,000	Other liabilities	$(348)
Interest rate swaps - FHLB advances and brokered money market deposits	—	Other assets	—	85,000	Other assets	132
Interest rate swaps - commercial loans	250,000	Other liabilities	(168)	n/a	n/a	n/a
Total derivatives designated as hedging instruments			$(168)			$(216)

Derivatives not designated as hedging instruments:
Interest rate swaps	$616,109	Other assets	$9,834	$539,225	Other assets	$14,463
Interest rate swaps	616,109	Other liabilities	(10,045)	539,225	Other liabilities	(14,720)
Purchased options – rate cap	5,653	Other assets	1	5,709	Other assets	—
Written options – rate cap	5,653	Other liabilities	(1)	5,709	Other liabilities	—
Risk participations - sold credit protection	26,029	Other liabilities	(60)	44,638	Other liabilities	(70)
Risk participations - purchased credit protection	31,525	Other assets	37	31,702	Other assets	43
Interest rate lock commitments with customers	3,464	Other assets	68	1,811	Other assets	38
Forward sale commitments	4,485	Other assets	2	5,948	Other liabilities	(11)
Total derivatives not designated as hedging instruments			$(164)			$(257)
The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of June 30, 2026 and 2025. During the six months ended June 30, 2025, the Company terminated its three pay-fixed interest rate swaps with a total notional value of $100.0 million.

	Carrying Amounts of Hedged Assets		Cumulative Amounts of Fair Value Hedging Adjustments Included in the Carrying Amounts of the Hedged Assets
	June 30,		June 30,
	2026	2025	2026	2025
Commercial loans	n/a	$—	n/a	$—
The following tables summarize the effect of the Company's derivative financial instruments on OCI and net income for the three and six months ended June 30, 2026 and 2025:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Amount of Gain (Loss) Recognized in OCI on Derivative
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Derivatives in cash flow hedging relationships:
Interest rate products	$673	$(458)	$1,645	$(1,374)

	Amount of Gain Reclassified from AOCI into Income		Amount of Gain Reclassified from AOCI into Income		Location of Gain Recognized from AOCI into Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Derivatives in cash flow hedging relationships:
Interest rate products	$37	$—	$37	$—	Interest expense

	Amount of Gain (Loss) Recognized in Income		Amount of Loss Recognized in Income		Location of Loss Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Derivatives designated as hedging instruments
Fair value hedge designation:
Interest rate swaps - commercial loans (1)	$—	$—	$—	$(1)	Interest income on loans

Derivatives not designated as hedging instruments:
Interest rate products	$121	$(144)	$46	$(396)	Other operating expenses
Risk participation agreements	3	(2)	4	1	Other operating expenses
Interest rate lock commitments with customers	5	(58)	30	35	Mortgage banking activities
Forward sale commitments	(8)	(10)	14	(35)	Mortgage banking activities
Total derivatives not designated as hedging instruments	$121	$(214)	$94	$(395)
(1) Amount includes the net of the change in the fair value of the interest rate swaps hedging commercial loans and the change in the carrying value included in the hedged commercial loans.
The following table is a summary of components for interest rate swaps designated as hedging instruments at June 30, 2026 and December 31, 2025:

	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity in Years
June 30, 2026
Cash flow hedge designation:
Interest rate swaps - commercial loans	3.62%	3.92%	2.0
December 31, 2025
Cash flow hedge designation:
Interest rate swaps - FHLB advances and brokered deposits	3.35%	3.93%	2.5
NOTE 10. SUBORDINATED NOTES
At June 30, 2026 and December 31, 2025, subordinated notes payable totaled zero and $31.0 million, respectively, which qualified for Tier 2 capital subject to the regulatory capital phase out limitations.
On June 30, 2026, the Company redeemed the $31.0 million outstanding 4.50% fixed-to-floating rate subordinated notes due December 9, 2030, which were assumed from the Merger. The subordinated notes had a fixed rate of interest equal to 4.50% until December 30, 2025. After that term, the variable rate of interest equal to the three-month CME term SOFR rate plus 4.04%. At June 30, 2026 and December 31, 2025, the interest rates on the subordinated notes were 7.72% and 8.06%, respectively. These subordinated notes were marked to fair value at $28.6 million, with a discount of $2.4 million being amortized and netted against interest expense over the stated maturity. At June 30, 2026 and December 31, 2025, the unearned discount totaled zero and $1.8 million, respectively. During the three and six months ended June 30, 2026, amortization expense of the unearned discount totaled $1.7 million and $1.8 million compared to $90 thousand and $182 thousand for the three and six months ended June 30, 2025. During the three and six months ended June 30, 2026, $1.6 million of unearned discounts was accelerated as a result of the redemption.
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
The remaining maturities of subordinated notes and trust preferred debt as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025
Subordinated debt maturing:
2030	$—	$31,000

Trust preferred junior subordinated debt maturing:
2034	$3,093	$3,093
2036	7,217	7,217

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
The Company and the Bank met all capital adequacy requirements to which they were subject at June 30, 2026 and December 31, 2025. Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2026, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's classification.

The following table presents capital amounts and ratios at June 30, 2026 and December 31, 2025:

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2026
Total risk-based capital:
Orrstown Financial Services, Inc.	$596,650	13.2%	$473,344	10.5%	n/a	n/a
Orrstown Bank	591,906	13.1%	473,287	10.5%	$450,750	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	550,618	12.2%	383,183	8.5%	n/a	n/a
Orrstown Bank	545,874	12.1%	383,137	8.5%	360,600	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	542,569	12.0%	315,563	7.0%	n/a	n/a
Orrstown Bank	545,874	12.1%	315,525	7.0%	292,987	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	550,618	10.1%	218,874	4.0%	n/a	n/a
Orrstown Bank	545,874	10.0%	219,016	4.0%	273,770	5.0%
December 31, 2025
Total risk-based capital:
Orrstown Financial Services, Inc.	$587,354	13.3%	$463,702	10.5%	n/a	n/a
Orrstown Bank	588,026	13.3%	463,671	10.5%	$441,592	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	514,572	11.7%	375,378	8.5%	n/a	n/a
Orrstown Bank	538,598	12.2%	375,353	8.5%	353,273	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	506,643	11.5%	309,135	7.0%	n/a	n/a
Orrstown Bank	538,598	12.2%	309,114	7.0%	287,035	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	514,572	9.5%	217,008	4.0%	n/a	n/a
Orrstown Bank	538,598	9.9%	217,148	4.0%	271,435	5.0%
The Company maintains a stockholder dividend reinvestment and stock purchase plan. Under the plan, shareholders may purchase additional shares of the Company’s common stock at the prevailing market prices with reinvested dividends and voluntary cash payments. The Company reserved 1,045,000 shares of its common stock to be issued under the dividend reinvestment and stock purchase plan. At June 30, 2026, approximately 665,000 shares were available to be issued under the plan.
On June 20, 2025, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company could repurchase up to 500,000 shares of its outstanding common stock in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act, as amended. When and if appropriate, repurchases may be made in the open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. For the three and six months ended June 30, 2026, the Company repurchased zero and 12,600 shares of its common stock, respectively. Common stock available for future repurchase totals 479,070 shares, or 2.4% of the Company's outstanding common stock at June 30, 2026.
On July 21, 2026, the Board of Directors declared a cash dividend of $0.30 per common share, which will be paid on August 11, 2026 to shareholders of record at August 4, 2026.

NOTE 12. EARNINGS PER SHARE
The following table presents earnings per share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(shares presented in the table are in thousands)	2026	2025	2026	2025
Net income	$21,158	$19,448	$42,967	$37,499
Weighted average shares outstanding - basic	19,313	19,173	19,293	19,165
Dilutive effect of share-based compensation	119	169	128	170
Weighted average shares outstanding - diluted	19,432	19,342	19,421	19,335
Per share information:
Basic earnings per share	$1.10	$1.01	$2.23	$1.96
Diluted earnings per share	1.09	1.01	2.21	1.94
For the three and six months ended June 30, 2026, the total average shares of the outstanding antidilutive restricted stock grants were 869 and 56,071 shares, respectively, compared to 5,412 and 3,741 for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2026 and 2025, the total average shares of the exercisable antidilutive stock options outstanding were zero. Antidilutive shares are excluded from the computation of earnings per share as the grant price exceeded the average market price. The dilutive effect of share-based compensation in each period above relates to restricted stock awards and vested and unexercised stock options.
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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The following table presents these contractual, or notional, amounts at June 30, 2026 and December 31, 2025:

	Contractual or Notional Amount
	June 30, 2026	December 31, 2025
Commitments to fund:
Home equity lines of credit	$552,366	$539,336
1-4 family residential construction loans	89,275	93,905
Commercial real estate, construction and land development loans	225,704	256,806
Commercial, industrial and other loans	641,913	597,023
Letters of credit	38,479	37,241
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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a client to a third party. Those guarantees are primarily issued to support clients' borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. The Company holds collateral supporting those commitments when deemed necessary by management. The liability at June 30, 2026 and December 31, 2025 for guarantees under standby letters of credit issued was not considered to be material.

The Company maintains a reserve on its off-balance sheet credit exposures, which totaled $2.0 million at June 30, 2026 and $2.4 million at December 31, 2025, respectively, and is recorded in other liabilities on the unaudited condensed consolidated balance sheets. The Company recorded a recovery of credit losses on off-balance sheet exposure of zero and $376 thousand for the three and six months ended June 30, 2026, respectively, compared to a recovery of $100 thousand for the three and six months ended June 30, 2025. The reserve is based on management's estimate of expected losses in its off-balance sheet credit exposures. The reserve specific to unfunded loan commitments is determined by applying utilization assumptions based on historical experience and applying the expected loss rates by loan class. The change in the reserve for off-balance sheet credit exposures is recorded as a provision or reduction to expense through the provision for credit losses in the unaudited condensed consolidated statements of income.
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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
June 30, 2026
Financial Assets
Investment securities:
U.S. Treasury securities	$14,206	$—	$—	$14,206
U.S. Government Agencies	—	1,485	—	1,485
States and political subdivisions	—	204,128	—	204,128
GSE residential MBSs	—	231,363	—	231,363
GSE commercial MBSs	—	10,999	—	10,999
GSE residential CMOs	—	341,580	—	341,580
Non-agency CMOs	—	70,468	2,254	72,722
Asset-backed	—	67,763	3,762	71,525
Corporate debt	—	975	—	975
Other	298	—	—	298
Loans held for sale	—	3,639	—	3,639
Derivatives	—	9,872	68	9,940
Totals	$14,504	$942,272	$6,084	$962,860
Financial Liabilities
Derivatives	$—	$10,274	$—	$10,274

December 31, 2025
Financial Assets
Investment securities:
U.S. Treasury securities	$14,211	$—	$—	$14,211
U.S. Government Agencies	—	1,796	—	1,796
States and political subdivisions	—	196,482	5,666	202,148
GSE residential MBSs	—	234,103	—	234,103
GSE commercial MBSs	—	6,171	—	6,171
GSE residential CMOs	—	354,003	—	354,003
Non-agency CMOs	—	50,161	9,662	59,823
Asset-backed	—	78,250	—	78,250
Corporate debt	—	1,992	—	1,992
Other	243	—	—	243
Loans held for sale	—	6,090	—	6,090
Derivatives	—	14,638	38	14,676
Totals	$14,454	$943,686	$15,366	$973,506
Financial Liabilities
Derivatives	$—	$15,138	$—	$15,138
The Company had one CMO and two asset-backed securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2026 compared to one municipal bond and two CMOs at December 31, 2025. The Level 3 valuation is based on a non-executable broker quote, which is considered a significant unobservable input. Such quotes are updated as available and may remain constant for a period of time for certain broker-quoted securities that do not move with the market or that are not interest rate sensitive as a result of their structure or overall attributes.
The Company’s residential mortgage LHFS are recorded at fair value utilizing Level 2 measurements. This fair value measurement is determined based upon third party quotes obtained on similar loans. For LHFS, for which the fair value option has been elected, the aggregate fair value was greater than the aggregate principal balance by $56 thousand and $129 thousand as of June 30, 2026 and December 31, 2025, respectively.

The determination of the fair value of interest rate lock commitments on residential mortgages is based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The average pull through percentage, which is based upon historical experience, was 92% as of June 30, 2026. An increase or decrease of 5% in the pull through assumption would result in a positive or negative change of $4 thousand in the fair value of interest rate lock commitments at June 30, 2026.
The following provides details of the Level 3 fair value measurement activity for the periods ended June 30, 2026 and 2025:
Investment securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$17,110	$16,265	$15,328	$16,920
Unrealized gains (losses) included in OCI	1,294	(13)	1,112	(552)
Purchases	—	—	4,860	—
Net discount accretion	41	19	93	32
Principal payments and other	(2,161)	(131)	(3,868)	(260)
Transfers into level 3	—	—	7,182	—
Transfers out of level 3	(10,268)	—	(18,691)	—
Balance, end of period	$6,016	$16,140	$6,016	$16,140

Interest rate lock commitments on residential mortgages:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$63	$113	$38	$20
Total gains (losses) included in earnings	5	(58)	30	35
Balance, end of period	$68	$55	$68	$55
Certain financial assets are measured at fair value on a nonrecurring basis. Adjustments to the fair value of these assets usually result from the application of lower of cost or market accounting or write-downs of individual assets. The Company used the following methods and significant assumptions to estimate fair value for these financial assets.
During the three months ended June 30, 2026, there were no investment securities transferred into Level 3 and two investment securities transferred out of Level 3. There were four transfers into Level 3 and four transfers out of Level 3 during the six months ended June 30, 2026. There were no transfers into or out of Level 3 during the three and six months ended June 30, 2025.
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

Changes in the fair value of individually evaluated loans still held and considered in the determination of the provision for credit losses were increases of $11 thousand and $246 thousand for the three and six months ended June 30, 2026, respectively, compared to an increase of $24 thousand for the three months ended June 30, 2025 and a decline of $571 thousand for the six months ended June 30, 2025.
Foreclosed Real Estate
OREO property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, OREO is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. During the six months ended June 30, 2026, the Company transferred two loans into OREO with a total fair value of $1.1 million, to which there have been no subsequent write-downs. There were no loans transferred into OREO during the three months ended June 30, 2026. During the three and six months ended June 30, 2025, the Company sold its OREO with a fair value of $138 thousand. The Company did not sell OREO during the three and six months ended June 30, 2026. At June 30, 2026 and December 31, 2025, the OREO balance was $1.1 million and zero, respectively.
Mortgage Servicing Rights
MSRs are evaluated for impairment by comparing the carrying value to the fair value, which is determined through a DCF valuation that utilizes inputs that focus on loan-level characteristics, prepayment speeds, servicing costs, the discount rate and delinquency rates. To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment. Fair value adjustments on the MSRs only occurs if there is an impairment charge. At June 30, 2026, the fair value of the MSR was $5.7 million, which exceeded the carrying value of $3.2 million. At December 31, 2025, the fair value of the MSR was $5.5 million, which exceeded the carrying value of $3.3 million. At June 30, 2026 and December 31, 2025, the MSR impairment reserve was nominal and $41 thousand, respectively. For the three and six months ended June 30, 2026, there was an impairment valuation allowance reversal of zero and $41 thousand, respectively, in mortgage banking activities on the unaudited consolidated statements of income. For the three and six months ended June 30, 2025, there was no impairment valuation allowance adjustment in mortgage banking activities on the unaudited consolidated statements of income.

The following table summarizes assets measured at fair value on a nonrecurring basis at June 30, 2026 and December 31, 2025:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
June 30, 2026
Individually Evaluated Loans
Commercial real estate:
Owner occupied	$—	$—	$782	$782
Non-owner occupied residential	—	—	26	26
Acquisition and development:
Commercial and land development	—	—	79	79
Commercial and industrial	—	—	2,071	2,071
Residential mortgage:
First lien	—	—	1,039	1,039
Home equity - lines of credit	—	—	1	1
Total individually evaluated loans	$—	$—	$3,998	$3,998

December 31, 2025
Individually Evaluated Loans
Commercial real estate:
Owner occupied	$—	$—	$1,664	$1,664
Non-owner occupied residential	—	—	31	31
Acquisition and development:
Commercial and land development	—	—	832	832
Commercial and industrial	—	—	2,494	2,494
Residential mortgage:
First lien	—	—	834	834
Home equity - lines of credit	—	—	9	9
Total individually evaluated loans	$—	$—	$5,864	$5,864

Mortgage servicing rights	$—	$—	$536	$536
The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value Estimate	Valuation Techniques	Unobservable Input (1)	Range
June 30, 2026
Individually evaluated loans	$3,998	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10.00% - 84.00% discount
			- Management adjustments for liquidation expenses	8.76% - 30.00% discount

December 31, 2025
Individually evaluated loans	$5,864	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10.00% - 84.00% discount
			- Management adjustments for liquidation expenses	8.28% - 65.04% discount

Mortgage servicing rights	$536	Income approach - DCF	Weighted average CPR	6.86%
			- Weighted average discount rate	9.02%
(1) Discount rates can vary due to factors such as costs that may be assumed by the Bank to liquidate the property in addition to adjustments to the appraised value of the collateral securing the loan. Adjustments may be applied to valuations deemed deficient to ensure the fair value is reasonable.

Fair values of financial instruments
GAAP requires disclosure of the fair value of financial assets and liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents carrying amounts and estimated fair values of the financial assets and liabilities at June 30, 2026 and December 31, 2025:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Financial Assets
Cash and due from banks	$58,319	$58,319	$58,319	$—	$—
Interest-bearing deposits with banks	86,522	86,522	86,522	—	—
Restricted investments in bank stock	27,429	n/a	n/a	n/a	n/a
Investment securities	949,281	949,281	14,504	928,761	6,016
Loans held for sale	3,639	3,639	—	3,639	—
Loans, net of allowance for credit losses	4,066,399	4,008,204	—	—	4,008,204
Derivatives	9,940	9,940	—	9,872	68
Accrued interest receivable	19,789	19,789	—	4,826	14,963
Financial Liabilities
Deposits	4,620,023	4,618,704	—	4,618,704	—
Securities sold under agreements to repurchase and federal funds purchased	7,594	7,594	—	7,594	—
FHLB advances and other borrowings	274,768	274,475	—	274,475	—
Subordinated notes and trust preferred debt	8,049	8,618	—	8,618	—
Derivatives	10,274	10,274	—	10,274	—
Accrued interest payable	2,489	2,489	—	2,489	—
Off-balance sheet instruments	—	—	—	—	—

December 31, 2025
Financial Assets
Cash and due from banks	$42,083	$42,083	$42,083	$—	$—
Interest-bearing deposits with banks	107,691	107,691	107,691	—	—
Restricted investments in bank stock	26,717	n/a	n/a	n/a	n/a
Investment securities	952,740	952,740	14,454	922,958	15,328
Loans held for sale	6,090	6,090	—	6,090	—
Loans, net of allowance for loan losses	3,973,012	3,934,248	—	—	3,934,248
Derivatives	14,676	14,676	—	14,638	38
Accrued interest receivable	21,473	21,473	—	5,026	16,447
Financial Liabilities
Deposits	4,528,774	4,527,619	—	4,527,619	—
Securities sold under agreements to repurchase	24,542	24,542	—	24,542	—
FHLB advances and other borrowings	274,701	274,765	—	274,765	—
Subordinated notes and trust preferred debt	37,122	38,861	—	38,861	—
Derivatives	15,138	15,138	—	15,138	—
Accrued interest payable	3,497	3,497	—	3,497	—
Off-balance sheet instruments	—	—	—	—	—
In accordance with the Company's adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the methods utilized to measure the fair value of financial instruments at June 30, 2026 and December 31, 2025 represent an approximation of exit price; however, an actual exit price may differ.
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
On May 29, 2026, the Company reported that it had received notice from a third-party vendor, Mercadien, P.C., Certified Public Accountants, that Mercadien had experienced a cybersecurity incident whereby a third-party gained unauthorized access to sensitive personal information of certain of the Company’s customers. The Company’s information systems and networks were not accessed, compromised or affected by the incident. Mercadien informed the Company that there is currently no indication that the Company’s customer information has been misused. The Company subsequently notified impacted customers of the incident and offered credit monitoring services.
Between June 22, 2026 and July 6, 2026, impacted customers of the Bank filed putative class action complaints against the Company, the Bank and Mercadein in federal courts in New Jersey and Pennsylvania in cases captioned Lowe v. Mercadien, P.C., CPAS, Orrstown Fin. Servs., Inc., and Orrstown Bank; Monninger v. Mercadien P.C., CPAS, and Orrstown Bank; and Berry v. Mercadien, P.C., CPAS and Orrstown Bank. The complaints are similar in nature and allege, among other things, negligence, breach of implied contract, and breach of the implied covenant of good faith and fair dealing, and seek monetary damages and injunctive/equitable relief. The Lowe and Monninger cases have been consolidated in the U.S. District Court, District of New Jersey into the case captioned In re Mercadien, P.C., CPAs. The Company believes that the allegations and claims against the Company and the Bank set forth in the complaints are without merit. Based on information available at present, it is not possible at this time to reasonably estimate possible losses, or even a range of reasonably possible losses, in connection with the litigation.

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
Overview
The Company, headquartered in Harrisburg, Pennsylvania, is a one-bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiary, the Bank. At June 30, 2026, the Company had total assets of $5.6 billion, total liabilities of $5.0 billion and total shareholders’ equity of $621.7 million as reported in the unaudited consolidated balance sheet.
For the three and six months ended June 30, 2026, the Company had net income of $21.2 million and $43.0 million, respectively, compared to net income of $19.4 million and $37.5 million for the three and six months ended June 30, 2025, respectively. Diluted earnings per share was $1.09 and $1.01 for the three months ended June 30, 2026 and 2025, respectively. Diluted earnings per share was $2.21 and $1.94 for the six months ended June 30, 2026 and 2025, respectively. For the three and six months ended June 30, 2025, the Company incurred merger-related expenses of $968 thousand and $2.6 million, respectively. The Company did not incur merger-related expenses during the three and six months ended June 30, 2026. The merger-related expenses are included in non-interest expenses in the unaudited consolidated statements of income.
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

Economic Climate, Inflation and Interest Rates
Preliminary real GDP increased at a rate of 1.5% on an annualized basis for the second quarter of 2026, which was a decrease from 2.1% during the first quarter of 2026 and from 3.0% during the second quarter of 2025. The decrease during the second quarter of 2026 was primarily due to an increase in imports and decrease in government spending, partially offset by an increase in consumer spending and investments. The increase in imports, which reduces GDP, was primarily impacted by capital goods, which includes industrial equipment and semiconductors. Nondefense spending declined due to an increase in sales of crude oil. The increase in consumer spending was primarily driven by nondurable goods, including personal healthcare, motor vehicles and furniture. Investment in intellectual property products continues to rise.
The personal consumption expenditures ("PCE") price index increased by 5.1% in the second quarter of 2026 compared to an increase of 4.6% for the first quarter of 2026 and 2.1% during the second quarter of 2025. Excluding food and energy prices, the PCE price index increased by 3.4% in the second quarter of 2026, 4.4% in the first quarter of 2025 and 2.5% in the second quarter of 2025. The increase in the PCE price index reflects the rising costs from energy prices, which have been impacted by the geopolitical conflict in the Middle East, and pass-through costs on goods impacted by tariffs. Despite the inflationary pressures, consumer demand has allowed for prices to hold.
The national unemployment rate was 4.2% in June 2026 compared to 4.3% in March 2026 and 4.1% in June 2025. During the second quarter of 2026, there continued to be job gains in healthcare, professional services and social assistance; however, there was a decline in employment within leisure and hospitality. Within the Company's geographic footprint, the unemployment rate in Pennsylvania was 4.1% in June 2026 compared to 4.3% in March 2026 and 4.3% in June 2026. The unemployment rates in Pennsylvania and Maryland both remain aligned with the national level. These state-wide unemployment rates are consistent with those experienced by the counties in which the Company operates branches and other corporate offices.
During 2025, the FOMC implemented rate cuts of 25 basis points in September 2025, October 2025 and December 2025, reducing the target range to 3.50% to 3.75%. These changes were based on the FOMC's assessment of inflation, the unemployment rate and jobs report. There have been no rate changes in 2026.
At June 30, 2026, the 10-year Treasury bond yield was 4.44%, an increase from 4.30% at March 31, 2026 and 4.14% at December 31, 2025. Contributing factors for the increase include geopolitical conflict, which has caused energy prices to rise and created concerns with inflationary pressure. There is some belief that the current geopolitical conflict could result in an increase in the Federal Funds rate later in 2026.
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

RESULTS OF OPERATIONS
Three months ended June 30, 2026 compared with three months ended June 30, 2025
Summary
Net income totaled $21.2 million for the three months ended June 30, 2026 compared to net income of $19.4 million for the same period in 2025. Diluted earnings per share for the three months ended June 30, 2026 totaled $1.09 compared to $1.01 for the three months ended June 30, 2025. For the three months ended June 30, 2026 and 2025, the Company incurred merger-related expenses of zero and $968 thousand, respectively, which were included in non-interest expenses of the unaudited condensed consolidated statements of income. For the three months ended June 30, 2025, excluding these non-recurring expenses, net income and diluted earnings per share totaled $20.2 million and $1.04, respectively. See “Supplemental Reporting of Non-GAAP Measures” for additional information.
Net interest income totaled $48.8 million for the three months ended June 30, 2026 compared to $49.5 million for the three months ended June 30, 2025.
Net provision for credit losses on loans and unfunded loan commitments totaled $338 thousand and $109 thousand for the three months ended June 30, 2026 and 2025, respectively.
Noninterest income totaled $13.8 million for the three months ended June 30, 2026 compared to $12.9 million for the three months ended June 30, 2025.
Noninterest expenses totaled $37.7 million for the three months ended June 30, 2026 compared to $37.6 million for the three months ended June 30, 2025.
Income tax expense was $3.5 million for the three months ended June 30, 2026 compared to $5.3 million for the three months ended June 30, 2025. The Company's effective tax rate was 14.2% for the three months ended June 30, 2026 compared to 21.3% for the three months ended June 30, 2025.
Net Interest Income
Net interest income decreased by $681 thousand from $49.5 million for the three months ended June 30, 2025 to $48.8 million for the three months ended June 30, 2026. Interest income on loans increased by $279 thousand from $63.0 million for the three months ended June 30, 2025 to $63.3 million for the three months ended June 30, 2026. Interest income on investment securities increased by $464 thousand from $10.3 million for the three months ended June 30, 2025 to $10.7 million for the three months ended June 30, 2026. Total interest expense increased by $550 thousand from $25.3 million for the three months ended June 30, 2025 to $25.9 million for the three months ended June 30, 2026. Interest expense on deposits decreased by $1.2 million from $22.9 million for the three months ended June 30, 2025 to $21.7 million for the three months ended June 30, 2026. Interest expense on borrowings increased by $1.7 million to $4.2 million for the three months ended June 30, 2026 compared to $2.5 million for the three months ended June 30, 2025.

The following table presents net interest income, net interest spread and net interest margin for the three months ended June 30, 2026 and 2025 on a taxable-equivalent basis:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$69,784	$639	3.67%	$136,106	$1,513	4.46%
Investment securities (1)(2)	971,932	11,096	4.57	904,119	10,626	4.70
Loans (1)(3)(4)(5)	4,075,290	63,542	6.25	3,894,978	63,246	6.52
Total interest-earning assets	5,117,006	75,277	5.90	4,935,203	75,385	6.13
Other assets	425,913			439,569
Total	$5,542,919			$5,374,772
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$2,577,915	13,629	2.12	$2,463,687	13,880	2.26
Savings deposits	260,712	128	0.20	269,309	165	0.25
Time deposits	900,412	7,930	3.53	914,108	8,810	3.87
Total interest-bearing deposits	3,739,039	21,687	2.33	3,647,104	22,855	2.51
Securities sold under agreements to repurchase and federal funds purchased	12,024	29	0.98	25,917	106	1.64
FHLB advances and other borrowings	175,734	1,635	3.73	104,068	1,030	3.97
Subordinated notes and trust preferred debt (6)	36,664	2,520	27.57	68,910	1,330	7.74
Total interest-bearing liabilities	3,963,461	25,871	2.62	3,845,999	25,321	2.64
Noninterest-bearing demand deposits	889,378			904,031
Other liabilities	81,981			89,058
Total liabilities	4,934,820			4,839,088
Shareholders’ equity	608,099			535,684
Total	$5,542,919			$5,374,772
Taxable-equivalent net interest income / net interest spread		49,406	3.28%		50,064	3.49%
Taxable-equivalent net interest margin			3.87%			4.07%
Taxable-equivalent adjustment		(575)			(552)
Net interest income		$48,831			$49,512

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balance of investment securities is computed at fair value.
(3)	Average balances include nonaccrual loans.
(4)	Interest income on loans includes prepayment and late fees, where applicable.
(5)	Interest income on loans includes accretion on purchase accounting marks of $4.3 million and $4.9 million for the three months ended June 30, 2026 and 2025, respectively.
(6)	Interest expense includes accelerated amortization of the fair value mark from the redeemed subordinated notes of $1.6 million for the three months ended June 30, 2026.

	Three Months Ended June 30, 2026 Versus 2025 Increase (Decrease) Due to Change In
(in thousands)	Average Volume	Average Rate	Total
Interest Income
Federal funds sold and interest-bearing bank balances	$(737)	$(137)	$(874)
Taxable securities	755	(256)	499
Tax-exempt securities	50	(79)	(29)
Loans	2,932	(2,636)	296
Total interest income	3,000	(3,108)	(108)
Interest Expense
Interest-bearing demand deposits	644	(895)	(251)
Savings deposits	(6)	(31)	(37)
Time deposits	(132)	(748)	(881)
Total interest-bearing deposits	506	(1,674)	(1,168)
Securities sold under agreements to repurchase and federal funds purchased	(57)	(20)	(77)
FHLB advances and other borrowings	709	(104)	605
Subordinated notes and trust preferred debt	(622)	1,812	1,190
Total interest expense	536	14	550
Taxable-Equivalent Net Interest Income	$2,464	$(3,122)	$(658)
Net interest income on a taxable-equivalent basis decreased by $659 thousand to $49.4 million for the three months ended June 30, 2026 from $50.1 million for the three months ended June 30, 2025. The Company's net interest spread decreased by 21 basis points from 3.49% for the three months ended June 30, 2025 to 3.28% for the three months ended June 30, 2026.
Taxable-equivalent net interest margin decreased by 20 basis points to 3.87% for the three months ended June 30, 2026 from 4.07% for the three months ended June 30, 2025. During the three months ended June 30, 2026, the Company redeemed the subordinated notes and accelerated the amortization of the related fair value mark of $1.6 million to interest expense, which reduced net interest margin by 13 basis points. Excluding the accelerated amortization of the fair value mark on the redeemed subordinated notes, net interest margin was 4.00% in the second quarter of 2026. See “Supplemental Reporting of Non-GAAP Measures” for additional information.
The taxable-equivalent yield on interest-earning assets decreased by 23 basis points from 6.13% for the three months ended June 30, 2025 to 5.90% for the three months ended June 30, 2026 due primarily to the impact of the decline in the Fed Funds rate during the fourth quarter of 2025 and the decrease in the net accretion income recognized on purchase accounting marks for acquired loans and securities, partially offset by the increase in average loans and investment securities. The net accretion impact of purchase accounting marks on loans, securities, deposits and borrowings was $3.2 million during the three months ended June 30, 2026 compared to $5.2 million during the three months ended June 30, 2025. The decrease in the purchase accounting marks was primarily due to the accelerated amortization expense of the remaining fair value mark of $1.6 million on the subordinated notes redeemed on June 30, 2026. Offsetting the impact from the redeemed subordinated notes, net interest margin benefited from a decrease of 13 basis points in the cost of deposits from 2.01% for the three months ended June 30, 2025 to 1.88% for the three months ended June 30, 2026, reflecting the impact of deposit rate reductions over that time period and the runoff of higher rate time deposits.
Average loans increased by $180.3 million from $3.9 billion for the three months ended June 30, 2025 to $4.1 billion for the three months ended June 30, 2026. Average investment securities increased by $67.8 million from $904.1 million for the three months ended June 30, 2025 to $971.9 million for the three months ended June 30, 2026. Average interest-bearing liabilities increased by $117.5 million to $4.0 billion for the three months ended June 30, 2026 from $3.8 billion for the three months ended June 30, 2025.
The yield on loans decreased by 27 basis points to 6.25% for the three months ended June 30, 2026 compared to 6.52% for the three months ended June 30, 2025. Taxable-equivalent interest income earned on loans increased by $296 thousand primarily due to the impact of a decline in the Fed Funds rate during the fourth quarter of 2025 and the decrease in the accretion income recognized on fair value marks to acquired loans, partially offset by an increase in the average loan balances.
The average balance of commercial loans increased by $106.0 million to $3.2 billion for the three months ended June 30, 2026 from $3.1 billion for the three months ended June 30, 2025. Average residential mortgage loans increased by $43.3 million from $473.0 million during the three months ended June 30, 2025 to $516.3 million during the three months ended June 30, 2026. Average home equity loans increased by $34.9 million from $290.1 million for the three months ended June 30, 2025 to $325.0 million for the three months ended June 30, 2026. Average installment and other consumer loans decreased by $3.9 million from $43.9 million for the three months ended June 30, 2025 to $40.0 million for the three months ended June 30, 2026.
Accretion of purchase accounting adjustments on loans included in interest income was $4.3 million and $4.9 million for the three months ended June 30, 2026 and 2025, respectively. Accelerated accretion on loans totaled $731 thousand and $1.3 million for the three months ended June 30, 2026 and 2025, respectively. Prepayment fee income on loans decreased from $507 thousand for the three months ended June 30, 2025 to $343 thousand for the three months ended June 30, 2026.
Interest income on investment securities on a tax-equivalent basis increased by $470 thousand to $11.1 million for the three months ended June 30, 2026 from $10.6 million for the three months ended June 30, 2025, with the taxable equivalent yield decreasing from 4.70% for the three months ended June 30, 2025 to 4.57% for the three months ended June 30, 2026. The 13 basis point decrease reflects the impact from the decline in the market interest rates and the decrease in the accretion recognized on fair value marks to acquired securities. Accretion on acquired investment securities was $698 thousand for the three months ended June 30, 2026 compared to $795 thousand for the three months ended June 30, 2025. The average balance of investment securities increased by $67.8 million to $971.9 million for the three months ended June 30, 2026 from $904.1 million for the three months ended June 30, 2025 due primarily to investment security purchases. During the three months ended June 30, 2026 and 2025, the Company did not sell any investment securities.
Interest income on federal funds sold and interest-bearing bank balances on a tax-equivalent basis decreased by $874 thousand to $639 thousand for the three months ended June 30, 2026 from $1.5 million for the three months ended June 30, 2025. The average balance of federal funds sold and interest-bearing bank balances decreased by $66.3 million from $136.1 million for the three months ended June 30, 2025 to $69.8 million for the three months ended June 30, 2026, which was impacted by the increase in average loans and investment securities. This decrease was partially offset by the increase in average interest-bearing liabilities. The FOMC cut the Federal Funds rate by 75 basis points from September 2025 to December 2025.
Interest expense on interest-bearing liabilities increased by $550 thousand from $25.3 million for the three months ended June 30, 2025 to $25.9 million for the three months ended June 30, 2026. The cost of interest-bearing liabilities decreased by two basis points from 2.64% for the three months ended June 30, 2025 to 2.62% for the three months ended June 30, 2026, reflecting the impact of deposit rate reductions and the runoff of higher rate time deposits, partially offset by the increase in the average balance of interest-bearing deposits and FHLB advances and other borrowings and the accelerated amortization of $1.6 million from the redemption of subordinated notes. Excluding the impact of the subordinated notes redemption, the cost of interest-bearing liabilities was 2.45% for the three months ended June 30, 2026, a decrease of 17 basis points, from 2.62% during the three months ended June 30, 2025.
Interest expense on deposits was $21.7 million for the three months ended June 30, 2026 compared to $22.9 million for the three months ended June 30, 2025. The cost of deposits was 1.88% for the three months ended June 30, 2026 compared to 2.01% for the three months ended June 30, 2025. The average balance of interest-bearing deposits increased by $91.9 million to $3.7 billion for the three months ended June 30, 2026 from $3.6 billion for the three months ended June 30, 2025. Average interest-bearing demand deposits increased by $114.2 million to $2.6 billion for the three months ended June 30, 2026 from $2.5 billion for the three months ended June 30, 2025. Average time deposits decreased by $13.7 million to $900.4 million for the three months ended June 30, 2026 from $914.1 million for the three months ended June 30, 2025. Average savings deposits decreased by $8.6 million to $260.7 million for the three months ended June 30, 2026 from $269.3 million for the three months ended June 30, 2025. Amortization of fair value marks on acquired time deposits was $25 thousand for the three months ended June 30, 2026 compared to $254 thousand for the three months ended June 30, 2025.
Interest expense on borrowings was $4.2 million for the three months ended June 30, 2026 compared to $2.5 million for the three months ended June 30, 2025. The cost of borrowings was 7.48% for the three months ended June 30, 2026 compared to 4.97% for the three months ended June 30, 2025. The redemption of subordinated notes resulted in the accelerated amortization of remaining fair value mark totaling $1.6 million for the three months ended June 30, 2026. Excluding the impact of the subordinated note redemption, the cost of borrowings was 4.57% for the three months ended June 30, 2026, a decrease of 40 basis points from 4.97% during the three months ended June 30, 2025.

Average borrowings increased by $25.5 million from $198.9 million for the three months ended June 30, 2025 to $224.4 million for the three months ended June 30, 2026. Average borrowings included average FHLB advances and other borrowings of $175.7 million for the three months ended June 30, 2026, an increase of $71.7 million, from an average of $104.1 million for the three months ended June 30, 2025. The increase was due to higher utilization of borrowings primarily to fund loan and investment growth.
The cost of the Company's subordinated notes, excluding the fair value mark, was 7.92% for the three months ended June 30, 2026 compared to 6.46% for the three months ended June 30, 2025, which was due to the interest rate on the $31.0 million subordinated notes, assumed from the Company's merger with Codorus Valley, converting to a variable rate on December 30, 2025. For the three months ended June 30, 2026 and 2025, the cost of the variable-rate trust preferred debt, excluding the fair value mark, was 5.70% and 6.30%, respectively. Amortization of fair value marks on acquired borrowings was $1.8 million and $150 thousand for the three months ended June 30, 2026 and 2025, respectively, which increased due to the redemption of the subordinated notes in 2026.
Provision for Credit Losses
The ACL to total loan ratio was 1.13% at June 30, 2026 and 1.22% at June 30, 2025. The Company recorded a net provision for credit losses on loans and unfunded loan commitments of $338 thousand for the three months ended June 30, 2026 compared to $109 thousand for the same period in 2025. There was no change in the reserve for unfunded loan commitments during the three months ended June 30, 2026.
Net charge-offs for the three months ended June 30, 2026 totaled $1.2 million compared to net charge-offs of $115 thousand for the three months ended June 30, 2025. The increase in net charge-offs during the second quarter of 2026 included charge-offs of $668 thousand for a commercial and land development loan and $349 thousand for a commercial and industrial loan. Nonaccrual loans were 0.58% of gross loans at June 30, 2026, compared with 0.57% of gross loans at June 30, 2025.
For the three months ended June 30, 2026, the provision for credit losses on loans reflects loan growth of $51.7 million during the second quarter of 2026, partially offset by adjustments to certain qualitative factors as a result of improvements in the underlying criteria. The qualitative factor for Collateral Valuation Trends, which was at a minor level at March 31, 2026, was reduced to no risk level for the commercial real estate segment based on improved trends in collateral valuations as supposed by the FRB's Financial Stability Report. The qualitative factor for Concentrations of Credit and Changes within Credit Concentrations, which was at a minor level at March 31, 2026, was reduced to no risk level for the acquisition and development loan segment as the concentration as a percentage of total risk-based capital was below the Bank's risk indicator for consecutive periods. A qualitative factor for Other External Factors was increased to a minor level for all loan classes based on the potential impact to loan performance from the uncertainty stemming from the geopolitical conflict in the Middle East and inflationary pressures.
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
Additional information is included in the "Credit Risk Management" section herein.

Noninterest Income
The following table compares noninterest income for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		$ Change	% Change
	2026	2025	2026-2025	2026-2025
Service charges on deposit accounts	$2,071	$2,050	$21	1.0%
Interchange income	1,602	1,441	161	11.2%
Other service charges, commissions and fees	663	580	83	14.3%
Swap fee income	651	669	(18)	(2.7)%
Trust and investment management income	4,072	3,572	500	14.0%
Brokerage income	1,874	1,695	179	10.6%
Mortgage banking activities	436	478	(42)	(8.8)%
Income from life insurance	1,376	1,311	65	5.0%
Other income	1,034	1,111	(77)	(6.9)%
Investment securities gains	57	8	49	612.5%
Total noninterest income	$13,836	$12,915	$921	7.1%
Noninterest income increased by $921 thousand from $12.9 million for the three months ended June 30, 2025 to $13.8 million for the three months ended June 30, 2026. The following were significant components of the change in this line item:
•Interchange income increased by $161 thousand due to an increase in card transactions from consumer spending activity.
•Wealth management income, which includes trust and investment management income and brokerage income, increased by $679 thousand due to improvement in market performance combined with new account generation driving an increase in managed assets.
•Other line items within noninterest income showed fluctuations attributable to normal business operations.

Noninterest Expenses
The following table compares noninterest expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		$ Change	% Change
	2026	2025	2026-2025	2026-2025
Salaries and employee benefits	$22,229	$21,364	$865	4.0%
Occupancy	1,883	1,671	212	12.7%
Furniture and equipment	2,004	2,540	(536)	(21.1)%
Data processing	1,703	965	738	76.5%
Automated teller machine and interchange fees	1,167	615	552	89.8%
Advertising and bank promotions	1,126	1,077	49	4.5%
FDIC insurance	634	674	(40)	(5.9)%
Professional services	1,202	2,016	(814)	(40.4)%
Directors' compensation	389	293	96	32.8%
Taxes other than income	392	295	97	32.9%
Intangible asset amortization	2,179	2,472	(293)	(11.9)%
Merger-related expenses	—	968	(968)	(100.0)%
Other operating expenses	2,758	2,664	94	3.5%
Total noninterest expenses	$37,666	$37,614	$52	0.1%

Noninterest expenses increased by $52 thousand from $37.6 million for the three months ended June 30, 2025 to $37.7 million for the three months ended June 30, 2026. The following were additional significant components of the change in this line item:
•Salaries and employee benefits expense increased by $865 thousand due to staff additions that filled vacancies, thereby reducing use of third-party consultants, and merit salary increases effective in May.
•Furniture and equipment expense decreased by $536 thousand due primarily to post-merger efficiencies created over the past year.
•Data processing expenses increased by $738 thousand due to investments in technology as the Company focuses on the evolving needs of its clients.
•Automated teller machine and interchange fee expense increased by $552 thousand due to an increase in debit card activity and costs incurred for enhanced ATM services.
•Professional services expense decreased by $814 thousand due to the reduced use of consultants and other third-party service providers since the prior year.
•During the second quarter of 2025, the Company incurred merger-related expenses of $968 thousand, which included software conversion costs incurred in connection with the Merger.
•Other line items within noninterest expense showed fluctuations attributable to normal business operations.
Income Tax Expense
Income tax expense totaled $3.5 million, an effective tax rate of 14.2%, for the three months ended June 30, 2026 compared to income tax expense of $5.3 million and an effective tax rate of 21.3% for the three months ended June 30, 2025. The Company’s effective tax rate is less than the 21% federal statutory rate primarily due to the purchase of federal income tax credits, which reduced income tax expense by $1.6 million. In addition, the effective tax rate was impacted by tax-exempt income, including interest earned on tax-exempt loans and securities and non-taxable income from life insurance policies and tax credits partially offset by the disallowed portion of interest expense against earnings in association with the Bank's tax-exempt investments under the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA") and other nondeductible items.
Six months ended June 30, 2026 compared with six months ended June 30, 2025
Summary
Net income totaled $43.0 million for the six months ended June 30, 2026 compared to $37.5 million for the same period in 2025. Diluted earnings per share for the six months ended June 30, 2026 totaled $2.21 compared to $1.94 for the six months ended June 30, 2025. For the six months ended June 30, 2026 and 2025, the Company incurred merger-related expenses of zero and $2.6 million, respectively, which were included in non-interest expenses of the unaudited condensed consolidated statements of income. For the six months ended June 30, 2025, excluding these non-recurring expenses, net income and diluted earnings per common share totaled $39.5 million and $2.04, respectively. See “Supplemental Reporting of Non-GAAP Measures” for additional information.
Net interest income totaled $97.8 million for the six months ended June 30, 2026 compared to $98.3 million for the six months ended June 30, 2025.
Net provision for credit losses on loans and unfunded loan commitments included an expense of $690 thousand and a recovery of $445 thousand for the six months ended June 30, 2026 and 2025, respectively.
Noninterest income totaled $29.4 million and $24.5 million for the six months ended June 30, 2026 and 2025, respectively.
Noninterest expenses totaled $74.4 million and $75.8 million for the six months ended June 30, 2026 and 2025, respectively.
Income tax expense totaled $9.2 million and $10.0 million for the six months ended June 30, 2026 and 2025, respectively. The Company's effective tax rate was 17.6% for the six months ended June 30, 2026 compared to 21.0% for the six months ended June 30, 2025.

Net Interest Income
Net interest income decreased by $437 thousand from $98.3 million for the six months ended June 30, 2025 to $97.8 million for the six months ended June 30, 2026. Interest income on loans decreased by $158 thousand from $126.5 million for the six months ended June 30, 2025 to $126.3 million for the six months ended June 30, 2026. Interest income on investment securities increased by $1.4 million from $20.1 million for the six months ended June 30, 2025 to $21.5 million for the six months ended June 30, 2026. Total interest expense decreased by $849 thousand from $52.1 million for the six months ended June 30, 2025 to $51.2 million for the six months ended June 30, 2026. Interest expense on deposits decreased by $3.4 million from $47.1 million for the six months ended June 30, 2025 to $43.7 million for the six months ended June 30, 2026. Interest expense on borrowings increased by $2.6 million from $5.0 million in the six months ended June 30, 2025 to $7.6 million for the six months ended June 30, 2026.
The following table presents net interest income, net interest spread and net interest margin for the six months ended June 30, 2026 and 2025 on a taxable-equivalent basis:

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$69,934	$1,276	3.68%	$169,541	$3,781	4.50%
Investment securities (1)(2)	977,962	22,174	4.54	884,730	20,787	4.70
Loans (1)(3)(4)(5)	4,073,103	126,757	6.27	3,902,295	126,883	6.56
Total interest-earning assets	5,120,999	150,207	5.90	4,956,566	151,451	6.15
Other assets	424,852			443,528
Total	$5,545,851			$5,400,094
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$2,556,224	27,424	2.16	$2,468,589	28,036	2.29
Savings deposits	260,152	271	0.21	271,104	330	0.25
Time deposits	903,625	15,978	3.57	942,387	18,749	4.01
Total interest-bearing deposits	3,720,001	43,673	2.37	3,682,080	47,115	2.58
Securities sold under agreements to repurchase and federal funds purchased	17,817	126	1.43	26,039	190	1.47
FHLB advances and other borrowings	211,844	3,990	3.80	108,439	2,148	3.99
Subordinated notes and trust preferred debt	36,918	3,441	18.80	68,825	2,626	7.69
Total interest-bearing liabilities	3,986,580	51,230	2.59	3,885,383	52,079	2.70
Noninterest-bearing demand deposits	870,004			895,924
Other liabilities	85,528			89,067
Total liabilities	4,942,112			4,870,374
Shareholders’ equity	603,739			529,720
Total	$5,545,851			$5,400,094
Taxable-equivalent net interest income / net interest spread		98,977	3.31%		99,372	3.45%
Taxable-equivalent net interest margin			3.89%			4.04%
Taxable-equivalent adjustment		(1,141)			(1,099)
Net interest income		$97,836			$98,273

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balance of investment securities is computed at fair value.
(3)	Average balances include nonaccrual loans.
(4)	Interest income on loans includes prepayment and late fees, where applicable.
(5)	Interest income on loans includes accretion on purchase accounting marks of $8.5 million and $11.5 million for the six months ended June 30, 2026 and 2025, respectively.
(6)	Interest expense includes accelerated amortization of the fair value mark from the redeemed subordinated notes of $1.6 million for the six months ended June 30, 2026.

The following table presents the impact of rate and volume on the change in taxable-equivalent net interest income for the six months ended June 30, 2025 compared to the six months ended June 30, 2026:

	Six Months Ended June 30, 2026 Versus 2025 Increase (Decrease) Due to Change In
	Average Volume	Average Rate	Total
Interest Income
Federal funds sold and interest-bearing bank balances	$(2,221)	$(284)	$(2,505)
Taxable securities	2,166	(760)	1,406
Tax-exempt securities	64	(82)	(18)
Loans	5,554	(5,680)	(126)
Total interest income	5,563	(6,806)	(1,244)
Interest Expense
Interest-bearing demand deposits	995	(1,607)	(612)
Savings deposits	(13)	(46)	(59)
Time deposits	(771)	(2,000)	(2,771)
Total interest-bearing deposits	211	(3,653)	(3,442)
Securities sold under agreements to repurchase and federal funds purchased	(60)	(4)	(64)
FHLB advances and other borrowings	2,048	(206)	1,842
Subordinated notes and trust preferred debt	(1,217)	2,032	815
Total interest expense	982	(1,830)	(848)
Taxable-Equivalent Net Interest Income	$4,581	$(4,976)	$(395)
Net interest income on a taxable-equivalent basis decreased by $396 thousand to $99.0 million for the six months ended June 30, 2026 from $99.4 million for the six months ended June 30, 2025. The Company's net interest spread decreased by 14 basis points from 3.45% for the six months ended June 30, 2025 to 3.31% for the six months ended June 30, 2026.
Taxable-equivalent net interest margin decreased by 15 basis points to 3.89% for the six months ended June 30, 2026 from 4.04% for the six months ended June 30, 2025. During the six months ended June 30, 2026, the Company redeemed the subordinated notes and accelerated the amortization of the related fair value mark of $1.6 million to interest expense, which reduced net interest margin by six basis points. Excluding the accelerated amortization of the fair value mark on the redeemed subordinated notes, net interest margin was 3.95% for the six months ended June 30, 2026. See “Supplemental Reporting of Non-GAAP Measures” for additional information.
The taxable-equivalent yield on interest-earning assets decreased by 25 basis points from 6.15% for the six months ended June 30, 2025 to 5.90% for the six months ended June 30, 2026 due primarily to the impact of the decline in the Fed Funds rate during the fourth quarter of 2025 and the decrease in the accretion income recognized on purchase accounting marks for acquired loans and securities. The net accretion impact of purchase accounting marks on loans, securities, deposits and borrowings was $7.9 million during the six months ended June 30, 2026 compared to $12.1 million during the six months ended June 30, 2025. The decrease was partially due to the accelerated amortization of the fair value mark of $1.6 million on the subordinated notes redeemed on June 30, 2026. Offsetting the impact from the redeemed subordinated notes, the net interest margin benefited from the decrease of 16 basis points in the cost of deposits from 2.08% for the six months ended June 30, 2025 to 1.92% for the six months ended June 30, 2026, reflecting the impact of deposit rate reductions over that time period and the runoff of higher rate time deposits.
Average loans increased by $170.8 million to $4.1 billion for the six months ended June 30, 2026 from $3.9 billion for the six months ended June 30, 2025. Average investment securities increased by $93.3 million to $978.0 million for the six months ended June 30, 2026 from $884.7 million for the six months ended June 30, 2025. Average interest-bearing liabilities increased by $101.2 million to $4.0 billion for the six months ended June 30, 2026 from $3.9 billion for the six months ended June 30, 2025.
The average yield on loans decreased by 29 basis points to 6.27% for the six months ended June 30, 2026 compared to 6.56% for the six months ended June 30, 2025. Taxable-equivalent interest income earned on loans decreased by $126 thousand primarily due to the impact of a decline in the Fed Funds rate and the decrease in the accretion income recognized on fair value marks to acquired loans, partially offset by an increase in the average loan balances.
The average balance of commercial loans increased by $101.1 million from $3.1 billion for the six months ended June 30, 2025 to $3.2 billion for the six months ended June 30, 2026. Average residential mortgage loans increased by $44.7 million from $467.4 million during the six months ended June 30, 2025 to $512.1 million during the six months ended June 30, 2026. Average home equity loans increased by $29.3 million from $289.4 million for the six months ended June 30, 2025 to $318.7 million for the six months ended June 30, 2026. Average installment and other consumer loans decreased by $4.3 million from $44.9 million for the six months ended June 30, 2025 to $40.6 million for the six months ended June 30, 2026.
Accretion of purchase accounting adjustments on loans included in interest income was $8.5 million and $11.5 million for the six months ended June 30, 2026 and 2025, respectively, which included accelerated accretion totaling $1.7 million and $2.7 million during the six months ended June 30, 2026 and 2025, respectively. Prepayment fee income on loans increased from $807 thousand for the six months ended June 30, 2025 to $922 thousand for the six months ended June 30, 2026.
Interest income on investment securities on a tax-equivalent basis increased by $1.4 million to $22.2 million for the six months ended June 30, 2026 from $20.8 million for the six months ended June 30, 2025, with the taxable equivalent yield decreasing from 4.70% for the six months ended June 30, 2025 to 4.54% for the six months ended June 30, 2026. The 16 basis point decrease reflects the impact from the decline in the market interest rates and the decrease in the accretion recognized on fair value marks to acquired securities. Accretion on acquired investment securities was $1.4 million for the six months ended June 30, 2026 compared to $1.6 million for the six months ended June 30, 2025. The average balance of investment securities increased by $93.3 million to $978.0 million for the six months ended June 30, 2026 from $884.7 million for the six months ended June 30, 2025 due primarily to investment security purchases. During the six months ended June 30, 2026 and 2025, the Company did not sell any investment securities.
Interest income on federal funds sold and interest-bearing bank balances on a tax-equivalent basis decreased by $2.5 million to $1.3 million for the six months ended June 30, 2026 from $3.8 million for the six months ended June 30, 2025. The average balance of federal funds sold and interest-bearing bank balances decreased by $99.6 million from $169.5 million for the six months ended June 30, 2025 to $69.9 million for the six months ended June 30, 2026, which was impacted by the increase in average loans and investment securities. This decrease was partially offset by the increase in average interest-bearing liabilities. The FOMC cut the Federal Funds rate by 75 basis points from September 2025 to December 2025.
Interest expense on interest-bearing liabilities decreased by $849 thousand from $52.1 million for the six months ended June 30, 2025 to $51.2 million for the six months ended June 30, 2026. The cost of interest-bearing liabilities decreased by 11 basis points from 2.70% for the six months ended June 30, 2025 to 2.59% for the six months ended June 30, 2026 reflecting the impact of deposit rate reductions and the runoff of higher rate time deposits, partially offset by the increase in the average balance of interest-bearing deposits and FHLB advances and other borrowings and the accelerated amortization of $1.6 million from the redemption of subordinated notes. Excluding the impact of the subordinated notes redemption, the cost of interest-bearing liabilities was 2.51% for the six months ended June 30, 2026, a decrease of 19 basis points from 2.70% during the six months ended June 30, 2025.
Interest expense on deposits was $43.7 million for the for the six months ended June 30, 2026 compared to $47.1 million for the six months ended June 30, 2025. The cost of deposits was 1.92% for the six months ended June 30, 2026 compared to 2.08% for the six months ended June 30, 2025. Average interest-bearing demand deposits increased by $87.6 million and totaled $2.6 billion for the six months ended June 30, 2026 compared to $2.5 billion for the six months ended June 30, 2025. The average balance of interest-bearing deposits increased by $37.9 million and totaled $3.7 billion for the six months ended June 30, 2026 from the six months ended June 30, 2025. Average time deposits decreased by $38.8 million to $903.6 million for the three months ended June 30, 2026 from $942.4 million for the three months ended June 30, 2025. Average savings deposits decreased by $10.9 million to $260.2 million for the six months ended June 30, 2026 from $271.1 million for the three months ended June 30, 2025. Amortization of fair value marks on acquired time deposits was $63 thousand for the six months ended June 30, 2026 compared to $707 thousand for the six months ended June 30, 2025.
Interest expense on borrowings increased by $2.6 million to $7.6 million for the six months ended June 30, 2026 from $5.0 million for the six months ended June 30, 2025. The cost of borrowings was 5.72% for the six months ended June 30, 2026 compared to 4.92% for the six months ended June 30, 2025. The redemption of subordinated notes resulted in the accelerated amortization of the remaining fair value mark totaling $1.6 million. Excluding the impact of the subordinated notes redemption, the cost of borrowings was 4.49% for the six months ended June 30, 2026, a decrease of 43 basis points from 4.92% during the six months ended June 30, 2025.
Average borrowings increased by $63.3 million from $203.3 million for the six months ended June 30, 2025 to $266.6 million for the six months ended June 30, 2026. Average borrowings included average FHLB advances and other borrowings of

$211.8 million for the six months ended June 30, 2026, an increase of $103.4 million, from an average of $108.4 million for the six months ended June 30, 2025. The increase was due to higher utilization of borrowings primarily to fund loan and investment growth.
The cost of the Company's subordinated notes, excluding the fair value mark, was 8.04% for the six months ended June 30, 2026 compared to 6.38% for the six months ended June 30, 2025, which was due to the interest rate on the $31.0 million subordinated notes, assumed from the Company's merger with Codorus Valley, converting to a variable rate on December 30, 2025. For the six months ended June 30, 2026 and 2025, the cost of the variable-rate trust preferred debt, excluding the fair value mark, was 5.71% and 6.34%, respectively. Amortization of fair value marks on acquired borrowings was $1.9 million and $302 thousand for the six months ended June 30, 2026 and 2025, respectively, which increased due to the redemption of the subordinated notes in 2026.
Provision for Credit Losses
The ACL to total loan ratio was 1.13% at June 30, 2026 compared to 1.22% at June 30, 2025. The Company recorded a provision for credit losses on loans and unfunded commitments of $1.1 million for the six months ended June 30, 2026 compared to a recovery of $345 thousand for the same period in 2025. The recovery of credit losses on unfunded loan commitments was zero and $100 thousand during the six months ended June 30, 2026 and 2025, respectively.
Net charge-offs for the six months ended June 30, 2026 totaled $2.1 million compared to net charge-offs of $446 thousand for the six months ended June 30, 2025. The increase in net charge-offs during the six months ended June 30, 2026 included charge-offs of $1.0 million between two commercial and industrial loans and $753 thousand for a commercial and land development loan. Nonaccrual loans were 0.58% of gross loans at June 30, 2026 compared with 0.57% of gross loans at June 30, 2025.
For the six months ended June 30, 2026, the provision for credit losses on loans reflects loan growth of $92.3 million, partially offset by adjustments to certain qualitative factors as a result of improvements in the underlying criteria. During the first quarter of 2026, the provision for credit losses was impacted by an update to the Bank's peer group and loss driver factors, in addition to a reduction in prepayment speed assumptions, within the quantitative model due to current economic conditions, which were partially offset by an improvement in the gross domestic product forecast.
During the second quarter of 2026, the qualitative factor for Collateral Valuation Trends, which was at a minor level March 31, 2026 and December 31, 2025, was reduced to no risk level for the commercial real estate segment based on improved trends in collateral valuations as supposed by the FRB's Financial Stability Report. The qualitative factor for Concentrations of Credit and Changes within Credit Concentrations, which was at a minor level at March 31, 2026, was reduced to no risk level for the acquisition and development loan segment as the concentration as a percentage of total risk-based capital was below the Bank's risk indicator for consecutive periods. A qualitative factor for Other External Factors was increased to a minor level for all loan classes based on the potential impact to loan performance from the uncertainty stemming from the geopolitical conflict in the Middle East and inflationary pressures.
During the first quarter of 2026, the qualitative factor for Delinquency and Classified Loan Trends was reduced from a moderate to a minor level for the commercial and industrial and commercial real estate owner-occupied loan classes. The change was based on reduced levels of delinquencies and migration to classified risk ratings over consecutive periods. The qualitative factor for the Quality of Loan Review System was reduced from a minor level to no risk level for the commercial loan classes. The change was supported by strong ratings in the Bank's risk assessment, credit administration and credit risk supervision processes, as reported in the third-party loan reviews for multiple consecutive periods. The qualitative factor for Concentrations of Credit and Changes within Credit Concentrations was removed for the commercial real estate non-owner occupied loan class, which was based on the continuous decline in the commercial real estate concentration as a percentage of total risk-based capital.
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

Additional information is included in the "Credit Risk Management" section herein.
Noninterest Income
The following table compares noninterest income for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		$ Change	% Change
	2026	2025	2026-2025	2026-2025
Service charges on deposit accounts	$4,321	$3,961	$360	9.1%
Interchange income	3,115	2,868	247	8.6%
Other service charges, commissions and fees	1,284	1,064	220	20.7%
Swap fee income	1,990	1,063	927	87.2%
Trust and investment management income	7,816	7,548	268	3.6%
Brokerage income	3,687	3,134	553	17.6%
Mortgage banking activities	762	780	(18)	(2.3)%
Income from life insurance	5,137	2,600	2,537	97.6%
Other income	1,246	1,500	(254)	(16.9)%
Investment securities gains	55	21	34	161.9%
Total noninterest income	$29,413	$24,539	$4,874	19.9%

Noninterest income increased by $4.9 million from $24.5 million for the six months ended June 30, 2025 to $29.4 million for the six months ended June 30, 2026. The following were significant components of the change in this line item:
•Service charges on deposits and other service charges, commissions and fees increased by $360 thousand and $220 thousand, respectively, due to an increase in cash management services and other deposit fees.
•Swap fee income increased by $927 thousand due to higher swap volume.
•Wealth management income, which includes trust and investment management income and brokerage income, increased by $821 thousand due to improvement in market performance combined with new account generation driving an increase in managed assets.
•The increase of $2.5 million in income from life insurance was due primarily to $2.4 million of death benefits from life insurance contracts recognized during the three months ended March 31, 2026.
•Other line items within noninterest income showed fluctuations attributable to normal business operations.

Noninterest Expenses
The following table compares noninterest expenses for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		$ Change	% Change
	2026	2025	2026-2025	2026-2025
Salaries and employee benefits	$43,386	$41,752	$1,634	3.9%
Occupancy	3,964	3,660	304	8.3%
Furniture and equipment	4,144	5,226	(1,082)	(20.7)%
Data processing	3,240	1,889	1,351	71.5%
Automated teller machine and interchange fees	2,306	1,292	1,014	78.5%
Advertising and bank promotions	1,809	1,576	233	14.8%
FDIC insurance	1,183	1,498	(315)	(21.0)%
Professional services	2,423	3,842	(1,419)	(36.9)%
Directors' compensation	803	504	299	59.3%
Taxes other than income	1,417	1,237	180	14.6%
Intangible asset amortization	4,418	5,007	(589)	(11.8)%
Merger-related expenses	—	2,617	(2,617)	(100.0)%
Restructuring expenses	—	91	(91)	(100.0)%
Other operating expenses	5,301	5,599	(298)	(5.3)%
Total noninterest expenses	$74,394	$75,790	$(1,396)	(1.8)%
Noninterest expenses decreased by $1.4 million from $75.8 million for the six months ended June 30, 2025 to $74.4 million for the six months ended June 30, 2026. The following were additional significant components of the change in this line item:
•Salaries and employee benefits expense increased by $1.6 million due to staff additions that filled vacancies, thereby reducing use of third-party consultants, in addition to increases in merit-based compensation effective in May.
•Furniture and equipment expense decreased by $1.1 million due primarily to post-merger efficiencies over the past year.
•Data processing expense increased by $1.4 million due to investments in technology as the Company focuses on the evolving needs of its clients.
•ATM and interchange fee expense increased by $1.0 million due to an increase in debit card activity and costs incurred for enhanced ATM services.
•FDIC insurance expense decreased by $315 thousand due primarily to a decrease in the assessment rate caused by improvements in profitability and the capital adequacy factors.
•Professional services expense decreased by $1.4 million due to the reduced use of consultants and other third-party service providers since the prior year.
•During the first half of 2025, the Company incurred merger-related expenses of $2.6 million, which included software conversion costs and professional fees, including external audit, incurred in connection with the Merger.
•Other operating expenses decreased by $298 thousand primarily due to a decrease in credit valuation adjustments on non-hedging derivatives of $446 thousand, partially offset by a decrease in the sales tax credits received from the Commonwealth of Pennsylvania. During the six months ended June 30, 2026, the Bank received sales tax credits of $368 thousand, a decrease of $193 thousand, compared to $561 thousand received during the six months ended June 30, 2025.
•Other line items within noninterest expense showed fluctuations attributable to normal business operations.
Income Tax Expense
Income tax expense totaled $9.2 million, an effective tax rate of 17.6%, for the six months ended June 30, 2026 compared with $10.0 million and an effective tax rate of 21.0% for the six months ended June 30, 2025. The Company’s effective tax rate is less than the 21% federal statutory rate primarily due to the purchase of federal income tax credits, which reduced income tax expense by $1.6 million. In addition, the effective tax rate is impacted by tax-exempt income, including interest earned on tax-exempt loans and securities and non-taxable income from life insurance policies and tax credits partially offset by the disallowed portion of interest expense against earnings in association with the Bank's tax-exempt investments under TEFRA and other nondeductible items.
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
The Company has established investment policies and an asset management policy to assist in administering its investment portfolio. Decisions to purchase or sell these securities are based on economic conditions and management’s strategy to respond to changes in interest rates, liquidity, pledges to secure deposits and repurchase agreements and other factors while trying to maximize return on the investments. The Company may segregate its investment security portfolio into three categories: “securities held-to-maturity,” “trading securities” and “securities available-for-sale.” At June 30, 2026 and December 31, 2025, management classified the entire investment securities portfolio as AFS, which is accounted for at current market value with non-credit related losses and gains reported in OCI, net of income taxes.
The Company's investment securities portfolio includes debt investments that are subject to varying degrees of credit and market risks, which arise from general market conditions, and factors impacting specific industries, as well as news that may impact specific issues. Management monitors its debt securities, using various indicators in determining whether unrealized losses on debt securities are credit-related and require an ACL. These indicators include the amount of time the security has been in an unrealized loss position, the cause and extent of the unrealized loss and the credit quality of the issuer and underlying assets. In addition, management assesses whether it is likely the Company will have to sell the investment security prior to recovery, or it expects to be able to hold the investment security until the price recovers. The Company determined that the declines in market value were due to increases in interest rates and market movements, and not due to credit factors. The Company does not intend to sell these securities with unrealized losses and it is more likely than not that the Company will not be required to sell them before recovery of their amortized cost basis, which may be maturity. Therefore, the Company has concluded that the unrealized losses on the AFS securities did not require an ACL at June 30, 2026 and December 31, 2025.
At June 30, 2026, AFS securities totaled $949.3 million, a decrease of $3.4 million from $952.7 million at December 31, 2025. During the six months ended June 30, 2026, paydowns totaled $51.6 million. Net unrealized losses increased by $5.0 million to $24.4 million at June 30, 2026 compared to net unrealized losses of $19.4 million at December 31, 2025 due to higher market interest rates and widening of spreads. During the six months ended June 30, 2026, the Bank purchased $51.5 million of investment securities, consisting of $29.7 million of agency mortgage backed securities and collateralized mortgage obligations, $20.7 million of non-agency collateralized mortgage obligations and $1.1 million of securities issued by state and political subdivisions. The remaining change in investment securities is due to net accretion of $2.9 million and calls totaling $1.3 million recorded on the investment securities during the first half of 2026. The overall duration of the Company's investment securities portfolio was 4.5 years at June 30, 2026 compared to 4.6 years at December 31, 2025. The Company has sufficient access to liquidity such that management does not believe it would be necessary to sell any of its investment securities at a loss to offset any unexpected deposit outflows. Management believes the structure of the Company's investment security portfolio is appropriately aligned with the rest of the balance sheet to protect against volatile interest rate environments, to provide a source of liquidity and to generate steady earnings.

The following table summarizes the credit ratings and collateral associated with the Company's investment security portfolio, excluding equity securities, at June 30, 2026:

Sector	Portfolio Mix	Amortized Book Value	Fair Value	Credit Enhancement	AAA	AA	A	BBB	BB	NR	Collateral / Guarantee Type
Unsecured ABS	—%	$2,327	$2,254	30%	—%	—%	—%	—%	—%	100%	Unsecured Consumer Debt
Student Loan ABS	—	2,553	2,548	33	—	—	—	—	—	100	Seasoned Student Loans
Federal Family Education Loan ABS	7	66,511	66,295	12	—	49	31	7	13	—	Federal Family Education Loan (1)
PACE Loan ABS	—	1,602	1,469	8	100	—	—	—	—	—	PACE Loans
Non-Agency CMBS	3	29,576	29,437	29	—	—	—	—	—	100
Non-Agency RMBS	5	42,114	41,031	20	94	6	—	—	—	—	Reverse Mortgages (2)
Municipal - General Obligation	10	99,568	93,435		16	78	6	—	—	—
Municipal - Revenue	12	119,287	110,693		—	75	19	—	—	6
SBA ReRemic	—	1,226	1,214		—	100	—	—	—	—	SBA Guarantee (3)
Small Business Administration	—	2,648	2,699		—	100	—	—	—	—	SBA Guarantee (3)
Agency MBS	25	238,301	234,635		—	100	—	—	—	—	Residential Mortgages (3)
Agency CMO	36	351,736	348,092		—	100	—	—	—	—
U.S. Treasury securities	2	15,012	14,206		—	100	—	—	—	—	U.S. Government Guarantee (3)
Corporate debt	—	953	975		—	—	—	100	—	—
	100%	$973,414	$948,983		6%	83%	5%	1%	1%	4%

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

The following table presents the loan portfolio, excluding residential LHFS, by segment and class at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Commercial real estate:
Owner occupied	$679,295	$644,713
Non-owner occupied	1,305,379	1,260,198
Multi-family	229,425	236,703
Non-owner occupied residential	150,917	155,749
Acquisition and development:
1-4 family residential construction	39,344	41,489
Commercial and land development	198,399	198,234
Agricultural	97,729	121,417
Commercial and industrial	489,247	489,371
Municipal	33,950	25,302
Residential mortgage:
First lien	501,306	478,870
Home equity - term	5,401	5,972
Home equity - lines of credit	344,495	321,438
Other - term(1)	20,929	22,906
Installment and other loans	17,215	18,331
	$4,113,031	$4,020,693
(1) Other - term includes PACE loans with unearned income of $375 thousand and $505 thousand at June 30, 2026 and December 31, 2025, respectively.
Total loans increased by $92.3 million from December 31, 2025 to June 30, 2026. Commercial loans increased by $50.5 million from December 31, 2025 to June 30, 2026. Residential mortgages increased by $42.9 million, which includes an increase of $23.1 million in home equity lines of credit, from December 31, 2025 to June 30, 2026, partially offset by a decrease in installment and other loans of $1.1 million.
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
The following table presents the Company’s risk elements and relevant asset quality ratios at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Nonaccrual loans	$23,751	$28,031
OREO	1,055	—
Total nonperforming assets	24,806	28,031
FDMs still accruing	1,794	1,253
Loans past due 90 days or more and still accruing	853	1,040
Total nonperforming and other risk assets ("total risk assets")	$27,453	$30,324
Loans 30-89 days past due and still accruing	$6,004	$19,069
Asset quality ratios:
Total nonperforming loans to total loans	0.58%	0.70%
Total nonperforming assets to total assets	0.44%	0.51%
Total nonperforming assets to total loans and OREO	0.60%	0.70%
Total risk assets to total loans and OREO	0.67%	0.75%
Total risk assets to total assets	0.49%	0.55%
ACL to total loans	1.13%	1.19%
ACL to nonperforming loans	196.34%	170.10%
ACL to nonperforming loans and FDMs still accruing	182.55%	162.82%
Net charge-offs to total average loans (1)	0.10%	0.03%
(1) Annualized
Nonperforming assets include nonaccrual loans and foreclosed real estate. Risk assets, which include nonperforming assets, FDMs still accruing and loans past due 90 days or more and still accruing, totaled $27.5 million at June 30, 2026, a decrease of $2.8 million from $30.3 million at December 31, 2025. Nonaccrual loans decreased by $4.3 million from December 31, 2025 to June 30, 2026 due primarily to repayments of $5.0 million, charge offs of $2.3 million and upgrades to accrual status of $1.4 million, partially offset by transfers to nonaccrual status. For the six months ended June 30, 2026, OREO increased by $1.1 million, which included a commercial real estate property of $847 thousand and a residential mortgage loan of $208 thousand. At June 30, 2026, the Company had $7.0 million in loan modifications meeting the FDM criteria compared to $6.3 million at December 31, 2025. There were $4.9 million and $5.0 million in FDM loans, modified in the prior twelve months, in nonaccrual status at June 30, 2026 and December 31, 2025, respectively. During the six months ended June 30, 2026, the Company extended modifications totaling $5.7 million to four borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan.
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
Special Mention loans increased from $108.3 million at December 31, 2025 to $111.3 million at June 30, 2026. During the six months ended June 30, 2026, there were net downgrades of $21.9 million partially offset by repayments of $19.1 million. Classified loans totaled $49.2 million at June 30, 2026, or 1.2% of total loans outstanding, reflecting a decrease from $58.4 million, or 1.5% of total loans outstanding, at December 31, 2025.
Non-IEL substandard loans are performing loans, which have characteristics that cause management concern over the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming, or individually evaluated, loans in the future. Generally, management feels that substandard loans that are currently performing and not considered individually evaluated result in some doubt as to the borrower’s ability to continue to perform under the terms of the loan and represent potential problem loans. Non-IEL substandard loans totaled $25.3 million at June 30, 2026, a decrease of $4.9 million from $30.2 million at December 31, 2025 due primarily to net upgrades of $3.8 million and repayments of $1.1 million. The Substandard-IEL category decreased by $4.3 million from $28.2 million at December 31, 2025 to $23.9 million at June 30, 2026, primarily due to repayments of $9.5 million, partially offset by net downgrades of $6.6 million and the remainder in charge offs.
The following table presents the amortized cost basis of nonaccrual loans, according to loan class, with and without reserves on individually evaluated loans at June 30, 2026 and December 31, 2025. At June 30, 2026 and December 31, 2025, there was a nominal specific reserve on a nonaccrual loan, excluding the ACL recorded on acquired PCD loans.

	June 30, 2026				December 31, 2025
	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing
Commercial real estate:
Owner-occupied	$227	$2,424	$2,651	$—	$227	$4,901	$5,128	$68
Non-owner occupied	—	394	394	—	—	445	445	—
Multi-family	—	127	127	—	133	—	133	—
Non-owner occupied residential	—	345	345	147	—	455	455	—
Acquisition and development:
Commercial and land development	2,253	5,204	7,457	—	3,005	5,239	8,244	—
Agricultural	—	6	6	—	—	9	9	—
Commercial and industrial	105	3,175	3,280	25	1,197	2,663	3,860	—
Residential mortgage:
First lien	—	6,254	6,254	244	—	6,100	6,100	431
Home equity – term	—	132	132	—	—	182	182	—
Home equity – lines of credit	—	3,101	3,101	172	—	3,473	3,473	190
Other - term	—	—	—	265	—	—	—	346
Installment and other loans	—	4	4	—	2	—	2	5
Total	$2,585	$21,166	$23,751	$853	$4,564	$23,467	$28,031	$1,040
The following table presents our exposure to relationships that are individually evaluated and the partial charge-offs taken to date and specific reserves established on those relationships at June 30, 2026 and December 31, 2025:

	# of Relationships	Individually Evaluated Loans	Partial Charge-offs to Date	Specific Reserves
June 30, 2026
Relationships greater than $1,000,000	3	$8,493	$1,224	$2,173
Relationships greater than $500,000 but less than $1,000,000	4	3,058	205	—
Relationships greater than $250,000 but less than $500,000	14	4,982	—	90
Relationships less than $250,000	130	7,373	1,088	127
	151	$23,906	$2,517	$2,390
December 31, 2025
Relationships greater than $1,000,000	4	$10,573	$471	$2,173
Relationships greater than $500,000 but less than $1,000,000	9	6,601	518	832
Relationships greater than $250,000 but less than $500,000	10	3,371	—	—
Relationships less than $250,000	124	7,645	539	127
	147	$28,190	$1,528	$3,132
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
In its individually evaluated loan analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any reserves that may be needed. The determination of the Company’s charge-offs or specific reserves include an evaluation of the outstanding loan balance and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships at June 30, 2026. However, over time, additional information may result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
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

The following table presents the activity in the ACL for the three and six months ended June 30, 2026 and 2025:

	Commercial						Consumer
	Commercial Real Estate	Acquisition and Development	Agricultural	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Total
Three Months Ended
June 30, 2026
Balance, beginning of period	$26,018	$5,937	$212	$6,247	$324	$38,738	$8,216	$509	$8,725	$47,463
Provision for credit losses	(743)	162	(12)	246	98	(249)	468	119	587	338
Charge-offs	—	(668)	—	(420)	—	(1,088)	(21)	(145)	(166)	(1,254)
Recoveries	4	—	—	32	—	36	7	42	49	85
Balance, end of period	$25,279	$5,431	$200	$6,105	$422	$37,437	$8,670	$525	$9,195	$46,632
June 30, 2025
Balance, beginning of period	$25,893	$6,150	$163	$7,362	$427	$39,995	$7,312	$497	$7,809	$47,804
Provision for loan losses	377	(566)	3	29	(42)	(199)	223	185	408	209
Charge-offs	(111)	—	(6)	(195)	—	(312)	—	(192)	(192)	(504)
Recoveries	4	1	—	288	—	293	68	28	96	389
Balance, end of period	$26,163	$5,585	$160	$7,484	$385	$39,777	$7,603	$518	$8,121	$47,898
Six Months Ended
June 30, 2026
Balance, beginning of period	$25,552	$6,179	$127	$7,114	$328	$39,300	$7,708	$673	$8,381	$47,681
Provision for credit losses	(256)	5	73	152	94	68	968	30	998	1,066
Charge-offs	(37)	(753)	—	(1,219)	—	(2,009)	(21)	(242)	(263)	(2,272)
Recoveries	20	—	—	58	—	78	15	64	79	157
Balance, end of period	$25,279	$5,431	$200	$6,105	$422	$37,437	$8,670	$525	$9,195	$46,632
June 30, 2025
Balance, beginning of period	$29,551	$6,601	$110	$6,190	$320	$42,772	$5,240	$677	$5,917	$48,689
Provision for credit losses	(3,210)	(1,018)	81	1,265	65	(2,817)	2,221	251	2,472	(345)
Charge-offs	(186)	—	(31)	(712)	—	(929)	—	(468)	(468)	(1,397)
Recoveries	8	2	—	741	—	751	142	58	200	951
Balance, end of period	$26,163	$5,585	$160	$7,484	$385	$39,777	$7,603	$518	$8,121	$47,898
The ACL totaled $46.6 million at June 30, 2026, a decrease of $1.3 million from $47.9 million at June 30, 2025. The ACL as a percentage of the total loan portfolio was 1.13% at June 30, 2026 compared to 1.22% at June 30, 2025.
The Company takes partial charge-offs on collateral-dependent loans when carrying value exceeds estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. Specific reserves remain in place if updated appraisals are pending, and represent management’s estimate of potential loss. In addition to the specific reserve allocations on individually evaluated loans noted previously, 18 loans, with aggregate outstanding principal balances of $5.9 million, had cumulative partial charge-offs to the ACL totaling $2.5 million as of June 30, 2026. As updated appraisals are received on collateral-dependent loans, partial charge-offs are taken to the extent the loans’ principal balance exceeds their fair value.
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

Deposits
Total deposits increased by $91.2 million and totaled $4.6 billion at June 30, 2026 compared to $4.5 billion at December 31, 2025. Non-interest bearing demand deposits, interest-bearing demand deposits and money market deposits increased by $49.9 million, $48.4 million and $16.8 million, respectively, from December 31, 2025 to June 30, 2026. Time deposits and savings deposits decreased by $18.3 million and $5.6 million, respectively, from December 31, 2025 to June 30, 2026. The Bank continues to focus on shifting its deposit mix to include more lower cost deposits and managing deposit pricing.
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
FHLB advances increased by $100 thousand to $274.5 million at June 30, 2026 compared to $274.4 million at December 31, 2025. The Bank seeks to maintain sufficient liquidity to ensure client needs can be addressed in a timely basis.
On June 30, 2026, the Company redeemed its $31.0 million outstanding 4.50% fixed-to-floating rate subordinated notes, which were assumed from the Merger. The subordinated notes had a fixed rate of interest equal to 4.50% until December 30, 2025. After that date, the variable rate of interest equaled the three-month CME term SOFR rate plus 4.04%. At June 30, 2026 and December 31, 2025, the interest rates on the subordinated notes were 7.72% and 8.06%, respectively.
The Company also has junior subordinated trust preferred debt of $10.3 million. In June 2006, Codorus Valley formed CVB Statutory Trust No. II, a wholly-owned special purpose entity whose sole purpose was to facilitate a pooled trust preferred debt issuance of $7.2 million with a stated maturity of July 7, 2036 and a variable rate of three-month CME term SOFR rate, plus a spread adjustment of 0.26161% and a margin of 1.54% through maturity. In November 2004, Codorus Valley formed CVB Statutory Trust No. I to facilitate a pooled trust preferred debt issuance of $3.1 million with a stated maturity of December 15, 2034 and a variable rate of three-month CME term SOFR rate, plus a spread adjustment of 0.26161% and a margin of 2.02% through maturity. For the six months ended June 30, 2026 and 2025, the cost of the variable-rate trust preferred debt, excluding the fair value mark, was 5.71% and 6.34%, respectively.
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
Shareholders’ equity totaled $621.7 million at June 30, 2026, an increase of $30.2 million from $591.5 million at December 31, 2025. The increase was primarily attributable to net income of $43.0 million and share-based compensation activity of $1.5 million, partially offset by dividends paid of $11.8 million and other comprehensive losses of $2.6 million for the six months ended June 30, 2026. Other comprehensive losses included an after-tax increase of $3.9 million from net unrealized losses on investment securities, partially offset by $1.3 million in net unrealized gains from interest rate swaps designated as cash flow hedges. For the six months ended June 30, 2026, total comprehensive income totaled $40.3 million, an increase of $1.0 million from total comprehensive income of $39.3 million for the same period in 2025. The increase was due primarily to an increase in net income of $5.5 million and an increase in after-tax net unrealized gains on interest rate swaps designated as cash flow hedges of $2.3 million, partially offset by an increase in after-tax net unrealized losses on investment securities of $6.8 million between the comparative periods. The increase in net unrealized losses on investment securities was primarily caused by an increase in market rates and widening of spreads during 2026.
At June 30, 2026, book value per common share was $31.60 compared to $30.32 at December 31, 2025. Tangible book value per share increased from $25.21 at December 31, 2025 to $26.71 at June 30, 2026, primarily as a result of the increase in shareholders' equity from net income. See “Supplemental Reporting of Non-GAAP Measures.”

The Company routinely evaluates its capital levels in light of its risk profile to assess its capital needs. The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. At June 30, 2026 and December 31, 2025, the Bank was considered well-capitalized under applicable banking regulations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Prompt corrective action provisions are not applicable to bank holding companies, including financial holding companies.
Note 11, Shareholders' Equity and Regulatory Capital, to the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1, "Financial Information," includes a table presenting capital amounts and ratios for the Company and the Bank at June 30, 2026 and December 31, 2025.
In addition to the minimum capital ratio requirement and minimum capital ratio to be well-capitalized presented in the referenced table in Note 11, the Bank must maintain a capital conservation buffer as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, Item 1 - Business, under the topic Basel III Capital Rules. At June 30, 2026, the Company's and the Bank's capital conservation buffers, based on the most restrictive Total Capital to risk weighted assets capital ratio, were 5.2% and 5.1%, respectively, which are above the regulatory requirement of 2.50%.
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
At June 30, 2026, cash and cash equivalents totaled $144.8 million compared to $149.8 million at December 31, 2025. The decrease of $5.0 million primarily reflects the increase in loans of $92.3 million and the decrease in total borrowings, excluding the amortization of the fair value marks on the subordinated notes, of $47.8 million, partially offset by an increase in deposits of $91.2 million and net income of $43.0 million for the six months ended June 30, 2026.
Unencumbered debt securities totaled $300.4 million at June 30, 2026 compared to $396.2 million at December 31, 2025. At June 30, 2026 and December 31, 2025, the Company had $84.7 million and $88.8 million, respectively, of investment securities pledged at the FRB Discount Window, with no associated borrowings outstanding. The Company's maximum borrowing capacity from the FHLB of Pittsburgh increased by $63.6 million and was $2.0 billion at both June 30, 2026 and December 31, 2025, of which $274.5 million and $275.0 million in FHLB advances and letters of credit were outstanding at these same periods, respectively.
The Company’s ability to borrow from the FHLB is dependent on having sufficient qualifying collateral, which consists of loans primarily secured by real estate. In addition, the Company had $10.0 million in available unsecured lines of credit with other banks at both June 30, 2026 and December 31, 2025. The Bank regularly tests its various sources of funding to ensure accessibility.
Supplemental Reporting of Non-GAAP Measures
Management believes providing certain “non-GAAP” information will assist investors in their understanding of the effect on recent financial results from non-recurring charges.
As a result of prior acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $103.3 million and $107.7 million at June 30, 2026 and December 31, 2025, respectively. The Company did not incur merger-related expenses during the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, the Company incurred merger-related expenses of $968 thousand and $2.6 million, respectively.
On June 30, 2026, the Company redeemed its $31.0 million outstanding 4.50% fixed-to-floating rate subordinated notes, which were assumed from the Company's merger with Codorus Valley. During the three and six months ended June 30, 2026, the Company amortized the remaining fair value mark of $1.6 million to interest expense as a result of the redemption, which reduced net interest margin.
Tangible book value per common share and the impact of the accelerated amortization of fair value marks on net interest margin and merger-related expenses on net income and associated ratios, as used by the Company in this supplemental reporting presentation, are determined by methods other than in accordance with GAAP. While the Company's management believes this information is a useful supplement to the GAAP-based measures reported in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, readers are cautioned that this non-GAAP disclosure has limitations as an analytical tool, should not be viewed as a substitute for financial measures determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of our results and financial condition as reported under GAAP, nor are such measures necessarily comparable to non-GAAP performance measures that may be presented by other companies. This supplemental presentation should not be construed as an inference that our future results will be unaffected by similar adjustments to be determined in accordance with GAAP.
The increase in tangible book value per share (non-GAAP) from December 31, 2025 to June 30, 2026 is primarily due to net income of $43.0 million, partially offset by dividends paid of $11.8 million and other comprehensive loss, net of taxes, of $2.6 million. Other comprehensive loss increased due to net unrealized losses on AFS securities partially offset by net unrealized gains on interest rate swaps designated as cash flow hedges.
The following table presents the computation of each non-GAAP based measure shown together with its most directly comparable GAAP-based measure.

	June 30, 2026	December 31, 2025
Tangible Book Value per Common Share
Shareholders' equity (most directly comparable GAAP-based measure)	$621,650	$591,535
Less: Goodwill	69,751	69,751
Other intangible assets	33,572	37,990
Related tax effect	(7,050)	(7,978)
Tangible common equity (non-GAAP)	$525,377	$491,772

Common shares outstanding	19,670	19,507

Book value per share (most directly comparable GAAP based measure)	$31.60	$30.32
Intangible assets per share	4.89	5.12
Tangible book value per share (non-GAAP)	$26.71	$25.21

Adjusted Net Income and Adjusted Diluted Earnings Per Share
	Three Months Ended		Six Months Ended
	June 30 2026	June 30 2025	June 30 2026	June 30 2025
Net income (most directly comparable GAAP-based measure)	$21,158	$19,448	$42,967	$37,499
Plus: Merger-related expenses	—	968	—	2,617
Less: Related tax effect	—	(221)	—	(590)
Adjusted net income (non-GAAP)	$21,158	$20,195	$42,967	$39,526

Weighted average shares - diluted (most directly comparable GAAP-based measure)	19,432	19,342	19,421	19,335
Diluted earnings per share (most directly comparable GAAP-based measure)	$1.09	$1.01	$2.21	$1.94
Weighted average shares - diluted (non-GAAP)	19,432	19,342	19,421	19,335
Diluted earnings per share, adjusted (non-GAAP)	n/a	$1.04	n/a	$2.04

	Three Months Ended June 30, 2026
	Average Balance - most directly comparable GAAP-based measure	Taxable-Equivalent Interest - most directly comparable GAAP-based measure	Less: accelerated amortization on fair value mark from subordinated notes redemption	Adjusted Taxable-Equivalent Interest - Non-GAAP	Taxable-Equivalent Rate - most directly comparable GAAP-based measure	Adjusted Taxable-Equivalent Rate - Non-GAAP
Total interest-earning assets	$5,117,006	$75,277	$—	$75,277	5.90%	5.90%

Total interest-bearing liabilities	$3,963,461	$25,871	$(1,624)	$24,247	2.62%	2.45%

Taxable-equivalent net interest income / net interest spread		$49,406	$1,624	$51,030	3.28%	3.45%

Taxable-equivalent net interest margin					3.87%	4.00%

	Six Months Ended June 30, 2026
	Average Balance - most directly comparable GAAP-based measure	Taxable-Equivalent Interest - most directly comparable GAAP-based measure	Less: accelerated amortization on fair value mark from subordinated notes redemption	Adjusted Taxable-Equivalent Interest - Non-GAAP	Taxable-Equivalent Rate - most directly comparable GAAP-based measure	Adjusted Taxable-Equivalent Rate - Non-GAAP
Total interest-earning assets	$5,120,999	$150,207	$—	$150,207	5.90%	5.90%

Total interest-bearing liabilities	$3,986,580	$51,230	$(1,624)	$49,606	2.59%	2.51%

Taxable-equivalent net interest income / net interest spread		$98,977	$1,624	$100,601	3.31%	3.40%

Taxable-equivalent net interest margin					3.89%	3.95%

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
The simulation analysis results are presented in the table below. At June 30, 2026, the Bank is slightly asset sensitive, meaning that, over the modeled twelve‑month horizon, changes in market interest rates are expected to affect interest‑earning assets more rapidly than interest‑bearing liabilities. As a result, increases in market interest rates are projected to have a favorable impact on net interest income, while decreases in rates are projected to reduce net interest income. Funding costs in the down‑rate scenarios are modeled to decline more slowly than in prior rate‑reduction cycles, reflecting competitive deposit pricing dynamics. If funding costs were to reprice downward more rapidly than assumed, the negative impact on net interest income in declining rate scenarios would be mitigated. Should those costs come down faster than modeled, improved performance in the rates down scenarios would be expected. The Bank is less asset sensitive at June 30, 2026 than December 31, 2025 due to steps taken by management through balance sheet swaps to reduce interest rate risk in a decreasing rate environment.
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
The results at June 30, 2026 and December 31, 2025 reflect the impact of the FOMC's interest rate changes in effect at the end of each period. Funding cost, the level of interest rates, infrastructure cost and repricing speed will continue to be factors in the results of the model. The behavior of the business and retail clients also varies across the rate scenarios, which is reflected in the results for both periods. To improve comparability across periods, the Bank strives to follow best practices related to the assumption setting and maintains the size and mix of the period end balance sheet; thus, the results do not reflect actions management may take through the normal course of business that would impact results.

Net Interest Income			Economic Value
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates (basis points)	June 30, 2026	December 31, 2025	Change in Market Interest Rates (basis points)	June 30, 2026	December 31, 2025
(200)	(3.2)%	(7.0)%	(200)	(8.0)%	(13.6)%
(100)	(0.7)%	(2.5)%	(100)	(2.1)%	(4.7)%
100	0.5%	2.6%	100	(0.1)%	2.1%
200	0.7%	4.8%	200	(1.6)%	2.8%
Item 4. Controls and Procedures
Based on the evaluation required by Exchange Act Rules 13a-15(b) and 15d-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), at June 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at June 30, 2026.
There were no significant changes made to the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to affect, our internal control over financial reporting during the six months ended June 30, 2026.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
Information regarding legal proceedings is included in Note 16, Contingencies, to the unaudited Condensed Consolidated Financial Statements under Part I, Item 1, "Financial Statements" and incorporated herein by reference.
Item 1A – Risk Factors
There have been no material changes from the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2026 to April 30, 2026	—	$—	—	479,070
May 1, 2026 to May 31, 2026	—	—	—	479,070
June 1, 2026 to June 30, 2026	—	—	—	479,070
Total	—	$—	—
On June 20, 2025, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company could repurchase up to 500,000 shares of its outstanding common stock in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act, as amended. When and if appropriate, repurchases may be made in the open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. For the three and six months ended June 30, 2026, the Company repurchased zero and 12,600 shares of its common stock, respectively. Common stock available for future repurchase totals 479,070 shares, or 2.4% of the Company's outstanding common stock at June 30, 2026.
Item 3 – Defaults Upon Senior Securities
Not applicable.
Item 4 – Mine Safety Disclosures
Not applicable.
Item 5 – Other Information
During the three months ended June 30, 2026, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as such term is defined in Item 408(c) of Regulation S-K.

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

/s/ Adam L. Metz
Adam L. Metz
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Neelesh Kalani
Neelesh Kalani
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2026