Form 10-Q
period 2026-09-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2026-11-09
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s Common Stock as of November 5, 2026: 19,670,559.

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

(Dollars in thousands, except per share amounts)	September 30, 2026	December 31, 2025
Assets
Cash and due from banks	$48,690	$42,083
Interest-bearing deposits with banks	76,956	107,691
Cash and cash equivalents	125,646	149,774
Restricted investments in bank stocks	32,514	26,717
Securities available-for-sale (amortized cost of $985,444 and $972,138 at September 30, 2026 and December 31, 2025, respectively)	919,448	952,740
Loans held for sale, at fair value	3,924	6,090
Loans	4,208,373	4,020,693
Less: Allowance for credit losses	(46,775)	(47,681)
Net loans	4,161,598	3,973,012
Premises and equipment, net	49,948	51,029
Cash surrender value of life insurance	148,345	146,994
Goodwill	69,751	69,751
Other intangible assets, net	31,457	37,990
Accrued interest receivable	20,733	21,473
Deferred tax assets, net	43,126	33,931
Other assets	100,753	72,754
Total assets	$5,707,243	$5,542,255
Liabilities
Deposits:
Noninterest-bearing	$896,069	$870,906
Interest-bearing	3,685,841	3,657,868
Total deposits	4,581,910	4,528,774
Securities sold under agreements to repurchase and federal funds purchased	—	24,542
FHLB advances and other borrowings	417,252	274,701
Subordinated notes and trust preferred debt	8,109	37,122
Other liabilities	94,772	85,581
Total liabilities	5,102,043	4,950,720

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value—$0.05205 stated value per share; 50,000,000 shares authorized; 19,706,971 shares issued and 19,670,559 outstanding at September 30, 2026; 19,711,628 shares issued and 19,507,208 outstanding at December 31, 2025	1,026	1,026
Additional paid - in capital	422,956	424,596
Retained earnings	234,886	186,752
Accumulated other comprehensive loss	(52,318)	(15,201)
Treasury stock—36,412 and 204,420 shares, at cost at September 30, 2026 and December 31, 2025, respectively	(1,350)	(5,638)
Total shareholders’ equity	605,200	591,535
Total liabilities and shareholders’ equity	$5,707,243	$5,542,255
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share amounts)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest income
Loans	$66,454	$65,751	$192,764	$192,219
Investment securities - taxable	9,901	9,367	29,658	27,717
Investment securities - tax-exempt	814	881	2,537	2,634
Short-term investments	567	1,123	1,843	4,904
Total interest income	77,736	77,122	226,802	227,474
Interest expense
Deposits	21,269	22,639	64,942	69,754
Securities sold under agreements to repurchase and federal funds purchased	6	107	132	297
FHLB advances and other borrowings	2,931	1,791	6,921	3,939
Subordinated notes and trust preferred debt	210	1,597	3,651	4,223
Total interest expense	24,416	26,134	75,646	78,213
Net interest income	53,320	50,988	151,156	149,261
Provision for credit losses - loans	1,126	396	2,192	51
Recovery of credit losses - unfunded loan commitments	(84)	—	(460)	(100)
Net interest income after net provision for (recovery of) credit losses	52,278	50,592	149,424	149,310
Noninterest income
Service charges on deposit accounts	2,186	2,014	6,507	5,975
Interchange income	1,597	1,620	4,712	4,488
Other service charges, commissions and fees	730	983	2,014	2,047
Swap fee income	436	816	2,426	1,879
Trust and investment management income	3,870	3,636	11,686	11,184
Brokerage income	2,098	1,641	5,785	4,775
Mortgage banking activities	212	522	974	1,302
Income from life insurance	1,410	1,471	6,547	4,071
Investment securities gains	15	50	70	71
Other income	824	629	2,070	2,129
Total noninterest income	13,378	13,382	42,791	37,921
continued

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Noninterest expenses
Salaries and employee benefits	22,400	21,439	65,786	63,191
Occupancy	2,092	1,907	6,056	5,567
Furniture and equipment	2,017	2,168	6,161	7,394
Data processing	1,752	1,116	4,992	3,005
Automated teller and interchange fees	1,106	892	3,412	2,184
Advertising and bank promotions	423	154	2,232	1,730
FDIC insurance	627	652	1,810	2,150
Professional services	1,015	1,703	3,438	5,545
Directors' compensation	377	350	1,180	854
Taxes other than income	1,022	828	2,439	2,065
Intangible asset amortization	2,115	2,410	6,533	7,417
Merger-related expenses	—	—	—	2,617
Restructuring expenses	—	—	—	91
Other operating expenses	2,388	2,678	7,689	8,277
Total noninterest expenses	37,334	36,297	111,728	112,087
Income before income tax expense	28,322	27,677	80,487	75,144
Income tax expense	5,507	5,812	14,705	15,780
Net income	$22,815	$21,865	$65,782	$59,364

Per share information:
Basic earnings per share	$1.18	$1.14	$3.40	$3.09
Diluted earnings per share	1.17	1.13	3.38	3.07
Dividends paid per share	0.30	0.27	0.90	0.79
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income	$22,815	$21,865	$65,782	$59,364
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains securities available for sale arising during the period	(41,565)	9,010	(46,598)	12,762
Reclassification adjustment for gains on securities available for sale realized in net income	—	44	—	44
Net unrealized (losses) gains on securities available for sale	(41,565)	9,054	(46,598)	12,806
Tax effect	9,350	(2,061)	10,483	(2,915)
Total other comprehensive (loss) income, net of tax and reclassification adjustments on securities available for sale	(32,215)	6,993	(36,115)	9,891
Unrealized losses on interest rate swaps used in cash flow hedges	(2,747)	(67)	(1,065)	(1,441)
Reclassification adjustment for gains on interest rate swaps used in cash flow hedges realized in net income	(191)	—	(228)	—
Net unrealized losses on interest rate swaps used in cash flow hedges	(2,938)	(67)	(1,293)	(1,441)
Tax effect	661	15	291	328
Total other comprehensive loss, net of tax and reclassification adjustments on interest rate swaps used in cash flow hedges	(2,277)	(52)	(1,002)	(1,113)
Total other comprehensive (loss) income, net of tax and reclassification adjustments	(34,492)	6,941	(37,117)	8,778
Total comprehensive (loss) income	$(11,677)	$28,806	$28,665	$68,142
The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended September 30, 2026
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, July 1, 2026	$1,026	$421,960	$217,969	$(17,826)	$(1,479)	$621,650
Net income	—	—	22,815	—	—	22,815
Total other comprehensive loss, net of taxes	—	—	—	(34,492)	—	(34,492)
Cash dividends ($0.30 per share)	—	—	(5,898)	—	—	(5,898)
Share-based compensation plans:
3,370 net common shares acquired and 4,127 net treasury shares issued, including compensation expense totaling $1,110	—	996	—	—	129	1,125
Balance, September 30, 2026	$1,026	$422,956	$234,886	$(52,318)	$(1,350)	$605,200

	Nine Months Ended September 30, 2026
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2026	$1,026	$424,596	$186,752	$(15,201)	$(5,638)	$591,535
Net income	—	—	65,782	—	—	65,782
Total other comprehensive loss, net of taxes	—	—	—	(37,117)	—	(37,117)
Cash dividends ($0.90 per share)	—	—	(17,648)	—	—	(17,648)
Share-based compensation plans:
4,657 net common shares acquired and 168,008 net treasury shares issued, including compensation expense totaling $4,426	—	(1,640)	—	—	4,288	2,648
Balance, September 30, 2026	$1,026	$422,956	$234,886	$(52,318)	$(1,350)	$605,200

	Three Months Ended September 30, 2025
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, July 1, 2025	$1,026	$422,349	$153,923	$(24,479)	$(4,371)	$548,448
Net income	—	—	21,865	—	—	21,865
Total other comprehensive income, net of taxes	—	—	—	6,941	—	6,941
Cash dividends ($0.27 per share)	—	—	(5,262)	—	—	(5,262)
Share-based compensation plans:
779 net common shares acquired and 34,073 net treasury shares acquired, including compensation expense totaling $1,332	—	1,275	—	—	(1,331)	(56)
Balance, September 30, 2025	$1,026	$423,624	$170,526	$(17,538)	$(5,702)	$571,936

	Nine Months Ended September 30, 2025
(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2025	$1,027	$423,274	$126,540	$(26,316)	$(7,843)	$516,682
Net income	—	—	59,364	—	—	59,364
Total other comprehensive income, net of taxes	—	—	—	8,778	—	8,778
Cash dividends ($0.79 per share)	—	—	(15,378)	—	—	(15,378)
Share-based compensation plans:
10,293 net common shares acquired and 121,309 net treasury shares issued, including compensation expense totaling $3,976	(1)	350	—	—	2,141	2,490
Balance, September 30, 2025	$1,026	$423,624	$170,526	$(17,538)	$(5,702)	$571,936

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Nine Months Ended
(Dollars in thousands)	September 30, 2026	September 30, 2025
Cash flows from operating activities
Net income	$65,782	$59,364
Adjustments to reconcile net income to net cash provided by operating activities:
Net discount accretion	(14,542)	(17,601)
Depreciation and amortization expense	10,385	11,622
Provision for credit losses - loans	2,192	51
Recovery of credit losses - unfunded loan commitments	(460)	(100)
Share-based compensation	4,426	3,976
Gains on sales of loans originated for sale	(607)	(841)
Fair value adjustments on loans held for sale	178	(31)
Mortgage loans originated for sale	(33,204)	(40,043)
Proceeds from sales of loans originated for sale	35,799	41,503
Gain on OREO and premises held for sale	(155)	(119)
Gain on disposal of premises and equipment	—	(7)
Deferred income tax expense	1,486	6,646
Net Investment securities gains	(70)	(71)
Payment of legal settlement	(478)	—
Net (gains) losses on derivatives	(918)	343
Income from life insurance	(6,547)	(4,071)
(Increase) decrease in accrued interest receivable and other assets	(20,521)	7,948
Increase (decrease) in accrued interest payable and other liabilities	1,329	(11,147)
Other, net	1,137	823
Net cash provided by operating activities	45,212	58,245
Cash flows from investing activities
Proceeds from sales of AFS securities	—	41,647
Maturities, repayments and calls of AFS securities	77,553	60,462
Purchases of AFS securities	(86,447)	(147,333)
Net purchases of restricted investments in bank stocks	(5,797)	(3,879)
Net increase in loans	(179,685)	(32,764)
Investment in limited partnerships	(887)	(1,285)
Purchases of bank premises and equipment	(1,619)	(3,611)
Proceeds from disposal of OREO and premises held for sale	1,216	2,182
Proceeds from disposal of premises and equipment	—	18
Purchases of bank owned life insurance	(814)	—
Death benefit proceeds from life insurance contracts	4,923	864
Other	—	(15)
Net cash used in investing activities	(191,557)	(83,714)
continued

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from financing activities
Net increase (decrease) in deposits	52,999	(90,387)
Net increase in borrowings with original maturities less than 90 days	218,059	95,538
Proceeds from FHLB advances with original maturities greater than 90 days	—	20,000
Payments on FHLB advances with original maturities greater than 90 days	(100,000)	(15,000)
Settlement of terminated derivatives	1,635	—
Payments on subordinated notes	(31,000)	(32,500)
Dividends paid	(17,648)	(15,378)
Acquisition of treasury stock	(429)	(94)
Shares repurchased as treasury stock for employee taxes associated with restricted stock vesting	(1,567)	(2,001)
Proceeds from issuance of employee stock purchase plan shares	172	151
Other	(4)	412
Net cash provided by (used in) financing activities	122,217	(39,259)
Net decrease in cash and cash equivalents	(24,128)	(64,728)
Cash and cash equivalents at beginning of period	149,774	248,874
Cash and cash equivalents at end of period	$125,646	$184,146

	Nine Months Ended
	September 30, 2026	September 30, 2025
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$76,414	$78,082
Income taxes	5,450	2,200
Supplemental schedule of noncash activities:
Lease liabilities arising from obtaining ROU assets	—	2,010
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
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of Orrstown Financial Services, Inc. and its wholly owned subsidiary, the Bank. The Company has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, SEC rules that permit reduced disclosure for interim periods and Article 10 of Regulation S-X. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements. There have been no material changes to the Company's significant accounting policies for the three and nine months ended September 30, 2026. The December 31, 2025 consolidated balance sheet information contained in this Quarterly Report on Form 10-Q was derived from the Company's 2025 audited consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. All significant intercompany transactions and accounts have been eliminated.
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
The ACL on loans is measured on a collective basis when similar risk characteristics exist within the Company's loan segments. For purposes of estimating the Company’s ACL, management generally evaluates collectively evaluated loans by federal call code, which represents the loan classes based upon U.S. regulatory loan classification rules, in order to group loans with similar risk characteristics. Each of these loan segments are broken down into multiple loan classes, which are characterized by loan type, collateral type, risk attributions and the manner in which management monitors the performance of the borrower. The risks associated with lending activities differ and are subject to the impact of change in interest rates, market conditions and the impact of economic conditions on the collateral securing the loans, and general economic conditions. The commercial loan segment includes commercial real estate, acquisition and development, commercial and industrial and municipal loan classes. The consumer loan segment includes residential mortgage, installment and other consumer loans.
For the majority of its loan segments, the Company calculates credit losses over the estimated life of the applicable financial assets using the DCF methodology for the quantitative analysis, which applies the probability of default and loss given default factors to future cash flows, and then adjusts to the net present value to derive the required reserve. Reasonable and supportable macroeconomic conditions include unemployment and GDP. Model assumptions include the discount rate, prepayments and curtailments. The validation of credit models also includes determining the length of the reasonable and supportable forecast and regression period and utilizing national peer group historical loss rates. The regression period is the historical timeframe used to establish a statistical relationship between macroeconomic factors and historical loan losses. For the consumer loan segments, the remaining life methodology is applied as a practical expedient based on the risk characteristics.
Loans collectively evaluated include loans that share similar risk characteristics. The ACL for loans collectively evaluated is measured using a lifetime expected loss rate model that considers historical loss performance and past events in addition to forecasts of future economic conditions. The Company elected to use the DCF methodology for the quantitative analysis for the majority of its loan segments, which applies the probability of default to future cash flows, using a loss driver model and loss given default factors, and then adjusts to the net present value to derive the required reserve. The probability of default estimates are derived through the application of reasonable and supportable economic forecasts to the regression models, which incorporates the Company's and peer loss-rate data, unemployment rate and GDP. The reasonable and supportable forecasts of the selected economic metrics are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The prepayment and curtailment assumptions adjust the contractual terms of the loan to arrive at the expected cash flows. The development and validation of credit models also included determining the length of the reasonable and supportable forecast and regression period and utilizing national peer group historical loss rates. Management selected the national unemployment rate and GDP as the drivers of the quantitative portion of collectively evaluated reserves on loan classes reliant upon the DCF methodology. For the consumer loan segment, the quantitative reserve was calculated using the remaining life methodology where the average historical bank-specific and peer loss rates are applied to expected loan balances over an estimated remaining life of loans. The estimated remaining life is calculated using historical bank-specific loan attrition data.

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
Allowance for Credit Losses on AFS Securities
For AFS securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the investment security’s amortized cost basis is written down to fair value through earnings. For AFS securities that do not meet the aforementioned criteria, the Company evaluates the unrealized losses to determine if a security's decline in fair value below its amortized cost basis is due to credit factors. The evaluation is based upon factors such as the creditworthiness of the underlying borrowers, performance of the underlying collateral, if applicable, and the level of credit support in the security structure. Management also evaluates other factors and circumstances that may be indicative of a decline in the fair value of the security due to a credit factor. This includes, but is not limited to, an evaluation of the type of security, extent to which the fair value has been less than cost and near-term prospects of the issuer. If this assessment indicates that a credit loss exists, the present value of the expected cash flows of the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost, an ACL is recorded for the credit loss, which is limited by the amount that the fair value is less than the amortized cost basis. Any additional amount of loss would be due to non-credit factors and is recorded in AOCI, net of taxes. If a credit loss is recognized in earnings, subsequent improvements to the expectation of collectability will be recognized through the ACL. If the fair value of the security increases above its amortized cost, the unrealized gain will be recorded in AOCI, net of taxes, on the unaudited condensed consolidated statements of financial condition. Accrued interest receivable on AFS securities is excluded from the estimate of credit losses.
See Note 3, Investment Securities, to the unaudited condensed consolidated financial statements under Part I, Item 1, "Financial Information," for a description of the Company’s investment securities and impairment evaluation.
Accounting for Income Taxes
The Company is subject to federal and state income taxes in the jurisdictions in which it operates. Due to the complexity of the tax laws, management may make judgments in computing income tax expense, which are subject to varying interpretations by management and the taxing authorities, and could result in changes upon final determination. Income tax expense is based upon income before taxes, adjusted for the effect of certain tax-exempt income, non-deductible expenses and tax credits. Temporary differences may occur as a result of certain income and expense items being reported in different periods for financial reporting and tax purposes. Deferred taxes are calculated, using the applicable enacted marginal tax rate, based on the differences between the tax basis and carrying value of the asset or liability on the financial statement. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. Under FASB ASC 740, Income Taxes, the Company must apply a more likely than not probability threshold on its tax positions before a financial statement benefit is recognized. A valuation allowance would be recognized if any deferred tax assets were determined to be more likely than not unrecoverable. During the three and nine months ended September 30, 2026, the Company recorded federal income tax credits, which resulted in an income tax benefit of $356 thousand and $2.0 million, respectively.
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
In November 2025, the FASB issued ASU 2025-08, Financial Instruments – Credit Losses (Topic 326) – Purchased Loans, which expands the scope of acquired financial assets subject to the gross-up approach under Topic 326. Specifically, loans, excluding credit card receivables, acquired without credit deterioration and loans considered “seasoned” would be accounted for using the gross-up approach at acquisition, which requires the initial ACL at acquisition to be added to the amortized cost basis of the loans. The effective date of the amendment is for annual reporting periods beginning after December 15, 2026, and may be adopted on a prospective basis. The Company is evaluating the updated guidance to determine its impact on the consolidated financial statements.
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

(dollars are in thousands, except per share data)
Number of shares of Codorus Common Stock outstanding	9,751,323
Per common share exchange ratio	0.875
Expected shares of Codorus Common Stock to be issued	8,532,408
Fractional shares of common stock paid in cash	(370)
Number of shares of Orrstown Common Stock - as exchanged	8,532,038
Orrstown Common Stock price per common share - closing stock price as of June 28, 2024	$27.36
Purchase price merger consideration for Codorus Valley	$233,437
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

	Codorus Valley Book Value	Fair Value Adjustment	Codorus Valley Fair Value
	July 1, 2024		July 1, 2024
Total purchase price consideration			$233,437
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$45,290	$(31)	$45,259
Restricted investments in bank stocks	1,168	—	1,168
Securities available for sale	331,032	(4,532)	326,500
Loans, net of allowance for credit losses	1,715,761	(72,368)	1,643,393
Premises and equipment, net	17,553	6,551	24,104
Cash surrender value of life insurance	62,817	—	62,817
Accrued interest receivable	8,138	79	8,217
Goodwill	2,301	(2,301)	—
Other intangible assets, net	—	50,719	50,719
Deferred income tax asset, net	16,969	3,088	20,057
Other assets	21,024	(2,781)	18,243
Total identifiable assets acquired	2,222,053	(21,576)	2,200,477
Deposits	1,948,467	(3,218)	1,945,249
Securities sold under agreements to repurchase	7,943	—	7,943
FHLB advances and other borrowings	1,195	(803)	392
Subordinated notes and trust preferred debt	41,195	(4,983)	36,212
Other liabilities	25,030	3,241	28,271
Total liabilities assumed	2,023,830	(5,763)	2,018,067
Total identifiable net assets	$198,223	$(15,813)	$182,410
Goodwill			$51,027
The following are descriptions of the valuation methodologies used to estimate the fair values of major categories of assets acquired and liabilities assumed in the Merger. The Company used independent valuation specialists to assist with the determination of fair values for certain acquired assets and assumed liabilities.
The Company acquired core deposit intangibles of $40.1 million and customer relationship intangible assets associated with its wealth and brokerage businesses totaling $10.6 million in the Merger. Both were valued utilizing the income approach, which is based on the present value of the cash flows that can be expected to be generated in the future. The core deposit intangible and customer relationship intangible assets are amortized based on the sum-of-the-years digits method over the expected life of 10 years.
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
Subordinated notes and trust preferred debt were valued using a discounted cash flow approach, which applied a discount rate based upon other issuances with comparable terms. Fair value adjustments of $2.4 million and $2.7 million were recorded for the acquired subordinated notes and trust preferred debt, respectively, which are being amortized over their remaining maturities. On June 30, 2026, the Company redeemed the $31.0 million outstanding Codorus Valley 4.50% fixed-to-floating rate subordinated notes due December 9, 2030. During the three and nine months ended September 30, 2026, zero and $1.6 million, respectively, of unearned discounts was accelerated as a result of the redemption.
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

NOTE 3. INVESTMENT SECURITIES
At September 30, 2026 and December 31, 2025, all investment securities were classified as AFS. The following table summarizes amortized cost and fair value of AFS securities, the corresponding amounts of gross unrealized gains and losses recognized in AOCI and the ACL at September 30, 2026 and December 31, 2025:

	Amortized Cost	Gross Unrealized Gains	(Gross Unrealized Losses)	Allowance for Credit Losses	Fair Value
September 30, 2026
U.S. Treasury securities	$15,010	$—	$844	$—	$14,166
U.S. Government Agencies	1,325	35	—	—	1,360
States and political subdivisions	217,801	—	30,484	—	187,317
GSE residential MBSs	249,039	—	17,448	—	231,591
GSE commercial MBSs	10,813	19	394	—	10,438
GSE residential CMOs	340,352	255	13,697	—	326,910
Non-agency CMOs	80,030	12	3,084	—	76,958
Asset-backed	69,804	305	675	—	69,434
Corporate debt	957	4	—	—	961
Other	313	—	—	—	313
Totals	$985,444	$630	$66,626	$—	$919,448
December 31, 2025
U.S. Treasury securities	$15,016	$—	$805	$—	$14,211
U.S. Government Agencies	1,746	50	—	—	1,796
States and political subdivisions	218,832	288	16,972	—	202,148
GSE residential MBSs	234,016	3,228	3,141	—	234,103
GSE commercial MBSs	6,081	106	16	—	6,171
GSE residential CMOs	354,954	3,425	4,376	—	354,003
Non-agency CMOs	60,693	363	1,233	—	59,823
Asset-backed	78,610	443	803	—	78,250
Corporate debt	1,947	45	—	—	1,992
Other	243	—	—	—	243
Totals	$972,138	$7,948	$27,346	$—	$952,740

The following table summarizes investment securities with unrealized losses at September 30, 2026 and December 31, 2025, aggregated by major security type and the length of time in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
September 30, 2026
U.S. Treasury securities	—	$—	$—	2	$14,166	$844	2	$14,166	$844
States and political subdivisions	19	15,340	673	40	171,977	29,811	59	187,317	30,484
GSE residential MBSs	90	211,929	13,656	9	19,662	3,792	99	231,591	17,448
GSE commercial MBS	4	8,266	336	2	1,045	58	6	9,311	394
GSE residential CMOs	89	231,212	7,744	16	51,018	5,953	105	282,230	13,697
Non-agency CMOs	15	59,545	2,049	4	15,196	1,035	19	74,741	3,084
Asset-backed	2	5,811	10	10	40,174	665	12	45,985	675
Totals	219	$532,103	$24,468	83	$313,238	$42,158	302	$845,341	$66,626
December 31, 2025
U.S. Treasury securities	—	$—	$—	2	$14,211	$805	2	$14,211	$805
States and political subdivisions	2	10,498	199	39	176,757	16,773	41	187,255	16,972
GSE residential MBSs	7	72,981	1,044	8	13,003	2,097	15	85,984	3,141
GSE commercial MBS	2	1,222	16	—	—	—	2	1,222	16
GSE residential CMOs	9	39,588	335	21	87,901	4,041	30	127,489	4,376
Non-agency CMOs	5	21,230	180	4	16,158	1,053	9	37,388	1,233
Asset-backed	2	3,890	29	9	43,168	774	11	47,058	803
Totals	27	$149,409	$1,803	83	$351,198	$25,543	110	$500,607	$27,346
For AFS securities in an unrealized loss position, the Company assesses on a quarterly basis whether it intends to sell, or it is more likely than not that it will be required to sell the investment security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the investment security’s amortized cost basis is written down to fair value through earnings. For AFS securities that do not meet the aforementioned criteria, the Company evaluates the unrealized losses to determine if a security's decline in fair value below its amortized cost basis is due to credit factors. The evaluation is based upon factors such as the creditworthiness of the underlying issuers, performance of the underlying collateral, if applicable, and the level of credit support in the security structure. Management also evaluates other factors and circumstances that may be indicative of a decline in the fair value of the security due to a credit factor. This includes, but is not limited to, an evaluation of the type of security, extent to which the fair value has been less than cost and near-term prospects of the issuer. If this assessment indicates that a credit loss exists, the present value of the expected cash flows of the security is compared to the amortized cost basis of the security. Under the CECL standard, if the present value of the cash flows expected to be collected is less than the amortized cost, an ACL is recorded for the credit loss, which is limited by the amount that the fair value is less than the amortized cost basis. Any additional amount of loss would be due to non-credit factors and is recorded in AOCI, net of taxes. If a credit loss is recognized in earnings, subsequent improvements to the expectation of collectability will be recognized through the ACL. If the fair value of the security increases above its amortized cost, the unrealized gain will be recorded in AOCI, net of taxes, on the consolidated balance sheets.
The Company did not record an ACL on the AFS securities at September 30, 2026 and December 31, 2025. As of these periods, the Company considers the unrealized losses on the AFS securities to be related to fluctuations in market conditions, primarily higher interest rates from the time of the security purchase, and not reflective of deterioration in credit. In addition, the Company maintains that it has the intent and ability to hold these AFS securities until the amortized cost is recovered and it is more likely than not that any of AFS securities in an unrealized loss position would not be required to be sold.
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
The Company does not intend to sell the aforementioned investment securities with unrealized losses and it is more likely than not that the Company will not be required to sell them before recovery of their amortized cost basis, which may be maturity. In addition, the unrealized losses are not credit related. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at September 30, 2026.
The following table summarizes amortized cost and fair value of investment securities by contractual maturity at September 30, 2026. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$5,993	$5,916
Due after one year through five years	44,966	41,350
Due after five years through ten years	54,039	49,025
Due after ten years	130,408	107,826
CMOs and MBSs	680,234	645,897
Asset-backed	69,804	69,434
Totals	$985,444	$919,448
The following table summarizes proceeds from sales of investment securities and gross gains and gross losses for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Proceeds from sale of investment securities	$—	$41,647	$—	$41,647
Gross gains	15	50	72	71
Gross losses	—	—	2	—
During the three and nine months ended September 30, 2026, the Company recorded a net gain of $15 thousand and $70 thousand from mark-to-market activity on an equity security. During the three and nine months ended September 30, 2026, the Company did not sell any investment securities. The Company recorded gains of $50 thousand and $71 thousand for the three and nine months ended September 30, 2025, respectively, which included a gain of $44 thousand from the sale of GSE residential MBS securities with a principal balance of $41.6 million and the remaining balances from mark-to-market activity on an equity security. Investment securities with a fair value of $662.1 million and $556.5 million at September 30, 2026 and December 31, 2025, respectively, were pledged to secure public funds and for other purposes as required or permitted by law. At September 30, 2026 and December 31, 2025, no AFS investment securities holding of any one issuer, other than the U.S. government and its agencies, amounted to greater than 10% of shareholders’ equity.
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

The following table presents the loan portfolio by segment and class, excluding residential LHFS, at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Commercial real estate:
Owner occupied	$680,146	$644,713
Non-owner occupied	1,306,387	1,260,198
Multi-family	246,026	236,703
Non-owner occupied residential	145,716	155,749
Acquisition and development:
1-4 family residential construction	54,370	41,489
Commercial and land development	178,823	198,234
Agricultural	91,094	121,417
Commercial and industrial	532,125	489,371
Municipal	34,348	25,302
Residential mortgage:
First lien	518,321	478,870
Home equity - term	5,298	5,972
Home equity - lines of credit(1)	376,096	321,438
Other - term(2)	20,424	22,906
Installment and other loans	19,199	18,331
Total loans	$4,208,373	$4,020,693

(1) Home equity lines of credit include purchases with unearned premium of $733 thousand and zero at September 30, 2026 and December 31, 2025, respectively.
(2) Other - term includes PACE loans with unearned premium of $325 thousand and $505 thousand at September 30, 2026 and December 31, 2025, respectively.
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
The following table presents the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of September 30, 2026 and December 31, 2025. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan and payment activity. Residential mortgage, installment and other consumer loans are presented below based on payment performance: performing or nonperforming. Nonperforming includes substandard - individually evaluated loans.

	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$52,426	$97,711	$44,771	$74,539	$110,862	$231,912	$16,453	$3,512	$632,186
Special mention	—	946	12,704	7,028	—	15,594	168	—	36,440
Substandard - Non-IEL	—	—	1,423	2,281	4,264	1,223	35	70	9,296
Substandard - IEL	—	—	—	409	732	1,083	—	—	2,224
Total owner-occupied loans	$52,426	$98,657	$58,898	$84,257	$115,858	$249,812	$16,656	$3,582	$680,146
Current period gross charge offs - owner-occupied	$—	$—	$—	$234	$—	$—	$—	$—	$234
Non-owner occupied:
Risk rating
Pass	$149,335	$166,766	$83,906	$111,610	$171,167	$554,088	$9,927	$—	$1,246,799
Special mention	—	—	—	21,773	3,016	34,412	—	—	59,201
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	130	128	129	—	—	387
Total non-owner occupied loans	$149,335	$166,766	$83,906	$133,513	$174,311	$588,629	$9,927	$—	$1,306,387
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family:
Risk rating
Pass	$27,561	$13,028	$19,180	$6,278	$76,037	$90,788	$1,698	$—	$234,570
Special mention	—	—	—	—	8,799	2,534	—	—	11,333
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	123	—	—	—	123
Total multi-family loans	$27,561	$13,028	$19,180	$6,278	$84,959	$93,322	$1,698	$—	$246,026
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$—	$—	$—	$—
continued

	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Non-owner occupied residential:
Risk rating
Pass	$11,802	$11,175	$8,592	$15,509	$22,388	$71,298	$212	$—	$140,976
Special mention	—	—	—	272	1,626	1,866	—	37	3,801
Substandard - Non-IEL	—	—	—	—	—	580	—	97	677
Substandard - IEL	—	—	—	—	144	118	—	—	262
Total non-owner occupied residential loans	$11,802	$11,175	$8,592	$15,781	$24,158	$73,862	$212	$134	$145,716
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$—	$37	$—	$—	$—	$37
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$31,780	$13,359	$1,770	$6,956	$—	$505	$—	$—	$54,370
Special mention	—	—	—	—	—	—	—	—	—
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total 1-4 family residential construction loans	$31,780	$13,359	$1,770	$6,956	$—	$505	$—	$—	$54,370
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and land development:
Risk rating
Pass	$37,617	$30,935	$38,448	$17,509	$32,368	$7,302	$7,590	$—	$171,769
Special mention	—	—	—	—	—	78	—	—	78
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	392	6,579	5	—	—	6,976
Total commercial and land development loans	$37,617	$30,935	$38,448	$17,901	$38,947	$7,385	$7,590	$—	$178,823
Current period gross charge offs - commercial and land development	$—	$—	$—	$—	$753	$—	$—	$—	$753
Agricultural
Risk rating
Pass	$7,891	$11,497	$7,062	$8,534	$16,025	$29,675	$7,976	$926	$89,586
Special mention	—	—	—	—	—	56	24	—	80
Substandard - Non-IEL	—	—	809	14	4	373	223	—	1,423
Substandard - IEL	—	—	—	—	5	—	—	—	5
Total agricultural loans	$7,891	$11,497	$7,871	$8,548	$16,034	$30,104	$8,223	$926	$91,094
Current period gross charge offs - agricultural	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial:
Risk rating
Pass	$102,636	$55,473	$80,747	$24,925	$29,934	$43,063	$148,494	$3,010	$488,282
Special mention	1,160	9,975	1,009	7,173	101	1,172	9,737	50	30,377
Substandard - Non-IEL	—	—	1,114	770	68	38	7,502	1,194	10,686
Substandard - IEL	—	—	217	240	155	320	79	1,769	2,780
Total commercial and industrial loans	$103,796	$65,448	$83,087	$33,108	$30,258	$44,593	$165,812	$6,023	$532,125
Current period gross charge offs - commercial and industrial	$—	$—	$—	$—	$—	$1,341	$122	$500	$1,963
continued

	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Municipal:
Risk rating
Pass	$10,984	$—	$44	$—	$8,194	$15,126	$—	$—	$34,348
Special mention	—	—	—	—	—	—	—	—	—
Total municipal loans	$10,984	$—	$44	$—	$8,194	$15,126	$—	$—	$34,348
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential mortgage:
First lien:
Payment performance
Performing	$80,970	$65,648	$49,863	$81,674	$86,898	$146,466	$—	$—	$511,519
Nonperforming	—	—	623	1,210	544	4,425	—	—	6,802
Total first lien loans	$80,970	$65,648	$50,486	$82,884	$87,442	$150,891	$—	$—	$518,321
Current period gross charge offs - first lien	$—	$—	$—	$9	$—	$—	$—	$—	$9
Home equity - term:
Payment performance
Performing	$577	$659	$250	$441	$815	$2,427	$—	$—	$5,169
Nonperforming	—	77	—	—	—	52	—	—	129
Total home equity - term loans	$577	$736	$250	$441	$815	$2,479	$—	$—	$5,298
Current period gross charge offs - home equity - term	$—	$—	$—	$12	$—	$—	$—	$—	$12
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$290,847	$81,867	$372,714
Nonperforming	—	—	—	—	—	—	1,555	1,827	3,382
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$292,402	$83,694	$376,096
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other - term:
Payment performance
Performing	$—	$—	$20,424	$—	$—	$—	$—	$—	$20,424
Nonperforming	—	—	—	—	—	—	—	—	—
Total other - term loans	$—	$—	$20,424	$—	$—	$—	$—	$—	$20,424
Current period gross charge offs - other - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
Installment and other loans:
Payment performance
Performing	$1,996	$351	$651	$836	$608	$261	$14,491	$2	$19,196
Nonperforming	—	—	—	3	—	—	—	—	3
Total Installment and other loans	$1,996	$351	$651	$839	$608	$261	$14,491	$2	$19,199
Current period gross charge offs - installment and other	$167	$92	$2	$—	$—	$—	$71	$—	$332

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Owner-occupied:
Risk rating
Pass	$96,640	$46,784	$88,930	$103,934	$90,037	$152,232	$13,102	$3,642	$595,301
Special mention	—	10,810	1,713	—	6,721	8,927	93	—	28,264
Substandard - Non-IEL	—	723	1,499	4,411	3,837	3,822	1,658	70	16,020
Substandard - IEL	—	—	643	821	974	2,690	—	—	5,128
Total owner-occupied loans	$96,640	$58,317	$92,785	$109,166	$101,569	$167,671	$14,853	$3,712	$644,713
Current period gross charge offs - owner-occupied	$—	$—	$—	$337	$—	$3	$—	$—	$340
Non-owner occupied:
Risk rating
Pass	$174,958	$92,343	$126,924	$188,935	$305,539	$338,309	$9,044	$—	$1,236,052
Special mention	—	—	10,053	3,002	—	9,763	—	—	22,818
Substandard - Non-IEL	—	—	—	883	—	—	—	—	883
Substandard - IEL	—	—	139	143	163	—	—	—	445
Total non-owner occupied loans	$174,958	$92,343	$137,116	$192,963	$305,702	$348,072	$9,044	$—	$1,260,198
Current period gross charge offs - non-owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family:
Risk rating
Pass	$15,347	$9,283	$6,800	$77,290	$45,263	$71,549	$860	$672	$227,064
Special mention	—	—	—	8,751	755	—	—	—	9,506
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	133	—	—	—	—	133
Total multi-family loans	$15,347	$9,283	$6,800	$86,174	$46,018	$71,549	$860	$672	$236,703
Current period gross charge offs - multi-family	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied residential:
Risk rating
Pass	$9,829	$9,460	$17,833	$26,227	$24,378	$59,928	$479	$146	$148,280
Special mention	—	487	—	39	763	1,243	—	38	2,570
Substandard - Non-IEL	—	—	128	561	2,445	1,210	—	100	4,444
Substandard - IEL	—	—	—	236	121	98	—	—	455
Total non-owner occupied residential loans	$9,829	$9,947	$17,961	$27,063	$27,707	$62,479	$479	$284	$155,749
Current period gross charge offs - non-owner occupied residential	$—	$—	$—	$—	$—	$—	$—	$—	$—
continued

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Acquisition and development:
1-4 family residential construction:
Risk rating
Pass	$32,602	$5,145	$2,408	$411	$923	$—	$—	$—	$41,489
Special mention	—	—	—	—	—	—	—	—	—
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	—	—	—	—	—	—	—
Total 1-4 family residential construction loans	$32,602	$5,145	$2,408	$411	$923	$—	$—	$—	$41,489
Current period gross charge offs - 1-4 family residential construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and land development:
Risk rating
Pass	$29,243	$53,272	$27,951	$57,777	$5,319	$3,213	$9,049	$—	$185,824
Special mention	—	—	4,166	—	—	—	—	—	4,166
Substandard - Non-IEL	—	—	—	—	—	—	—	—	—
Substandard - IEL	—	—	275	7,639	330	—	—	—	8,244
Total commercial and land development loans	$29,243	$53,272	$32,392	$65,416	$5,649	$3,213	$9,049	$—	$198,234
Current period gross charge offs - commercial and land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural
Risk rating
Pass	$12,698	$8,621	$12,006	$19,421	$17,013	$25,466	$15,533	$723	$111,481
Special mention	—	1,491	1,670	1,240	1,120	3,878	98	—	9,497
Substandard - Non-IEL	—	74	—	9	199	—	148	—	430
Substandard - IEL	—	—	—	9	—	—	—	—	9
Total agricultural loans	$12,698	$10,186	$13,676	$20,679	$18,332	$29,344	$15,779	$723	$121,417
Current period gross charge offs - agricultural	$—	$—	$—	$—	$25	$6	$—	$—	$31
Commercial and Industrial:
Risk rating
Pass	$76,830	$80,815	$36,440	$45,357	$40,702	$20,836	$137,914	$8,209	$447,103
Special mention	87	6,999	8,285	263	792	344	12,466	834	30,070
Substandard - Non-IEL	—	12	1,152	99	906	18	5,975	176	8,338
Substandard - IEL	—	321	227	233	179	912	—	1,988	3,860
Total commercial and industrial loans	$76,917	$88,147	$46,104	$45,952	$42,579	$22,110	$156,355	$11,207	$489,371
Current period gross charge offs - commercial and industrial	$—	$—	$406	$175	$56	$100	$499	$—	$1,236
Municipal:
Risk rating
Pass	$—	$55	$—	$9,012	$2,841	$11,991	$—	$—	$23,899
Special mention	—	—	—	—	—	1,403	—	—	1,403
Total municipal loans	$—	$55	$—	$9,012	$2,841	$13,394	$—	$—	$25,302
Current period gross charge offs - municipal	$—	$—	$—	$—	$—	$—	$—	$—	$—
continued

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Basis	Revolving Loans Converted to Term	Total
Residential mortgage:
First lien:
Payment performance
Performing	$74,268	$54,459	$89,440	$92,611	$46,907	$114,926	$—	$—	$472,611
Nonperforming	—	626	1,060	176	134	4,263	—	—	6,259
Total first lien loans	$74,268	$55,085	$90,500	$92,787	$47,041	$119,189	$—	$—	$478,870
Current period gross charge offs - first lien	$—	$51	$—	$—	$27	$10	$—	$—	$88
Home equity - term:
Payment performance
Performing	$1,015	$319	$576	$894	$172	$2,814	$—	$—	$5,790
Nonperforming	87	—	—	—	—	95	—	—	182
Total home equity - term loans	$1,102	$319	$576	$894	$172	$2,909	$—	$—	$5,972
Current period gross charge offs - home equity - term	$—	$—	$—	$36	$—	$—	$—	$—	$36
Home equity - lines of credit:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$223,787	$94,178	$317,965
Nonperforming	—	—	—	—	—	—	25	3,448	3,473
Total residential real estate - home equity - lines of credit loans	$—	$—	$—	$—	$—	$—	$223,812	$97,626	$321,438
Current period gross charge offs - home equity - lines of credit	$—	$—	$—	$—	$—	$23	$—	$—	$23
Other - term:
Payment performance
Performing	$—	$22,906	$—	$—	$—	$—	$—	$—	$22,906
Nonperforming	—	—	—	—	—	—	—	—	—
Total other - term loans	$—	$22,906	$—	$—	$—	$—	$—	$—	$22,906
Current period gross charge offs - other - term	$—	$—	$—	$—	$—	$—	$—	$—	$—
Installment and other loans:
Payment performance
Performing	$1,186	$1,052	$1,425	$1,153	$345	$213	$12,930	$25	$18,329
Nonperforming	—	—	2	—	—	—	—	—	2
Total Installment and other loans	$1,186	$1,052	$1,427	$1,153	$345	$213	$12,930	$25	$18,331
Current period gross charge offs - installment and other	$453	$234	$6	$8	$4	$15	$74	$—	$794

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
At September 30, 2026 and December 31, 2025, the Company’s individually evaluated loans were measured based on the estimated fair value of the collateral securing the loan or the present value of future cash flows. For real estate loans, collateral consists of commercial or residential real estate, but in the case of commercial and industrial loans, it could also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
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
The following table presents the amortized cost basis of nonaccrual loans, according to loan class, with and without reserves on individually evaluated loans as of September 30, 2026 and December 31, 2025. The Company did not recognize interest income on nonaccrual loans during the three and nine months ended September 30, 2026 and 2025.

	September 30, 2026				December 31, 2025
	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing
Commercial real estate:
Owner-occupied	$227	$1,997	$2,224	$—	$227	$4,901	$5,128	$68
Non-owner occupied	—	387	387	—	—	445	445	—
Multi-family	—	123	123	—	133	—	133	—
Non-owner occupied residential	—	262	262	—	—	455	455	—
Acquisition and development:
Commercial and land development	2,246	4,730	6,976	—	3,005	5,239	8,244	—
Agricultural	—	5	5	—	—	9	9	—
Commercial and industrial	93	2,687	2,780	—	1,197	2,663	3,860	—
Residential mortgage:
First lien	—	6,648	6,648	327	—	6,100	6,100	431
Home equity – term	—	129	129	—	—	182	182	—
Home equity – lines of credit	—	3,382	3,382	—	—	3,473	3,473	190
Other - term	—	—	—	264	—	—	—	346
Installment and other loans	—	3	3	—	2	—	2	5
Total	$2,566	$20,353	$22,919	$591	$4,564	$23,467	$28,031	$1,040
A loan is considered to be collateral-dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral. At September 30, 2026 and December 31, 2025, substantially all individually evaluated loans were collateral-dependent and consisted primarily of commercial real estate, acquisition and development and residential mortgage loans, which were secured by commercial or residential real estate.

The following table presents the amortized cost basis of collateral-dependent individually evaluated loans by class as of September 30, 2026 and December 31, 2025:

	Type of Collateral
September 30, 2026	Business Assets	Commercial Real Estate	Equipment	Land	Residential Real Estate	Other	Total
Commercial real estate:
Owner occupied	$—	$2,224	$—	$—	$—	$—	$2,224
Non-owner occupied	—	387	—	—	—	—	387
Multi-family	—	123	—	—	—	—	123
Non-owner occupied residential	—	262	—	—	—	—	262
Acquisition and development:
Commercial and land development	—	6,956	—	20	—	—	6,976
Agricultural	—	—	5	—	—	—	5
Commercial and industrial	2,179	—	609	—	—	—	2,788
Residential mortgage:
First lien	—	—	—	—	6,475	—	6,475
Home equity - term	—	—	—	—	129	—	129
Home equity - lines of credit	—	—	—	—	3,382	—	3,382
Installment and other loans	—	—	3	—	—	—	3
Total	$2,179	$9,952	$617	$20	$9,986	$—	$22,754
December 31, 2025
Commercial real estate:
Owner occupied	$—	$5,128	$—	$—	$—	$—	$5,128
Non-owner occupied	—	445	—	—	—	—	445
Multi-family	—	133	—	—	—	—	133
Non-owner occupied residential	—	455	—	—	—	—	455
Acquisition and development:
Commercial and land development	—	7,897	—	347	—	—	8,244
Agricultural	—	—	9	—	—	—	9
Commercial and industrial	2,921	—	945	—	—	—	3,866
Residential mortgage:
First lien	—	—	—	—	5,914	—	5,914
Home equity - term	—	—	—	—	182	—	182
Home equity - lines of credit	—	—	—	—	3,473	—	3,473
Installment and other loans	—	—	2	—	—	—	2
Total	$2,921	$14,058	$956	$347	$9,569	$—	$27,851
The Company may modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, interest rate reduction or an other-than-insignificant payment delay. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL. The Company may also provide multiple types of modifications on an individual loan.
During the three and nine months ended September 30, 2026, the Company extended modifications to two and six borrowers, respectively, experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan. During the three and nine months ended September 30, 2025, the Company extended modifications to two and five borrowers, respectively, experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan. For loans modified to borrowers experiencing financial difficulty in the prior twelve months, there are FDMs totaling $5.9 million that are on nonaccrual status and no FDMs that are 90 days or more past due and accruing at September 30, 2026. At September 30, 2026, the Company did not commit to lend additional amounts to borrowers experiencing financial difficulty, with a loan previously modified that was an FDM.

The following table presents the amortized cost of loans that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2026 and 2025, by loan class and by type of modification. The percentage of the amortized cost of loans that were modified to borrowers experiencing difficulty as compared to the amortized cost of loan class is also presented below.

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reductions	Total Class of Financing Receivable
Three Months Ended
September 30, 2026
Commercial real estate:
Owner-occupied	$—	$—	$1,005	$—	$—	$—	0.15%
Total:	$—	$—	$1,005	$—	$—	$—

September 30, 2025
Commercial real estate:
Owner-occupied	$—	$—	$46	$—	$—	$94	0.02%
Total:	$—	$—	$46	$—	$—	$94

Nine Months Ended
September 30, 2026
Commercial real estate:
Owner-occupied	$—	$—	$1,005	$—	$—	$—	0.15%
Acquisition and development:
Commercial and land development	—	—	4,709	—	—	—	2.63%
Agricultural	—	—	190	—	—	—	0.21%
Commercial and industrial	—	—	641	—	—	—	0.12%
Total:	$—	$—	$6,545	$—	$—	$—

September 30, 2025
Commercial real estate:
Owner-occupied	$—	$—	$770	$—	$—	$94	0.14%
Acquisition and development:
Commercial and land development	—	—	4,916	—	—	—	2.52%
Total:	$—	$—	$5,686	$—	$—	$94

The Company monitors the performance of the modified loans to borrowers experiencing financial difficulty to determine the effectiveness of its modification efforts. At September 30, 2026, modified loans to borrowers experiencing financial difficulty that had a payment default in the twelve months following the modification totaled $5.4 million, which included commercial and land development loans with modified term extensions with an amortized cost of $4.7 million and a commercial and industrial loan with a modified term extension with an amortized cost of $641 thousand. At September 30, 2025, modified loans to borrowers experiencing financial difficulty that had a payment default in the twelve months following the modification totaled $73 thousand, which included a non-owner occupied commercial real estate loan.

The following table presents the performance of the loans modified during the nine months ended September 30, 2026 and 2025, which includes loans that remain on nonaccrual status:

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Non-Accrual
September 30, 2026
Commercial real estate:
Owner-occupied	$—	$—	$—	$—	$—	$1,005
Acquisition and development:
Commercial and land development	—	—	—	—	—	4,709
Agricultural	190	—	—	—	190	—
Commercial and industrial	641	—	—	—	641	—
Total:	$831	$—	$—	$—	$831	$5,714

September 30, 2025
Commercial real estate:
Owner-occupied	$770	$—	$—	$—	$770	$94
Acquisition and development:
Commercial and land development	—	—	—	—	—	4,916
Total:	$770	$—	$—	$—	$770	$5,010

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026 and 2025:

	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in years)
Three Months Ended
September 30, 2026
Commercial real estate:
Owner-occupied	$—	—%	2.0

September 30, 2025
Commercial real estate:
Owner-occupied	$—	2.5%	4.2

Nine Months Ended
September 30, 2026
Commercial real estate:
Owner-occupied	$—	—%	2.0
Acquisition and development:
Commercial and land development	—	—%	0.4
Agricultural	—	—%	1.0
Commercial and industrial	—	—%	4.0

September 30, 2025
Commercial real estate:
Owner-occupied	$—	2.5%	1.5
Acquisition and development:
Commercial and land development	—	—%	0.6

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due by aggregating loans based on its delinquencies. The following table presents the classes of the loan portfolio summarized by aging categories at September 30, 2026 and December 31, 2025:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Loans Not Past Due	Total Loans
September 30, 2026
Commercial real estate:
Owner occupied	$392	$283	$608	$1,283	$678,863	$680,146
Non-owner occupied	—	—	259	259	1,306,128	1,306,387
Multi-family	—	—	124	124	245,902	246,026
Non-owner occupied residential	594	—	—	594	145,122	145,716
Acquisition and development:
1-4 family residential construction	—	—	—	—	54,370	54,370
Commercial and land development	—	—	2,246	2,246	176,577	178,823
Agricultural	14	—	—	14	91,080	91,094
Commercial and industrial	10	46	400	456	531,669	532,125
Municipal	—	—	—	—	34,348	34,348
Residential mortgage:
First lien	792	1,050	3,771	5,613	512,708	518,321
Home equity - term	—	2	83	85	5,213	5,298
Home equity - lines of credit	2,093	663	1,078	3,834	372,262	376,096
Other - term	—	—	264	264	20,160	20,424
Installment and other loans	16	7	—	23	19,176	19,199
	$3,911	$2,051	$8,833	$14,795	$4,193,578	$4,208,373
December 31, 2025
Commercial real estate:
Owner occupied	$1,066	$148	$1,770	$2,984	$641,729	$644,713
Non-owner occupied	462	792	—	1,254	1,258,944	1,260,198
Multi-family	100	—	133	233	236,470	236,703
Non-owner occupied residential	98	24	115	237	155,512	155,749
Acquisition and development:
1-4 family residential construction	—	—	—	—	41,489	41,489
Commercial and land development	—	151	7,969	8,120	190,114	198,234
Agricultural	807	—	—	807	120,610	121,417
Commercial and industrial	1,614	155	1,139	2,908	486,463	489,371
Municipal	—	—	—	—	25,302	25,302
Residential mortgage:
First lien	9,264	3,158	4,085	16,507	462,363	478,870
Home equity - term	53	55	128	236	5,736	5,972
Home equity - lines of credit	2,101	491	2,715	5,307	316,131	321,438
Other - term	—	—	346	346	22,560	22,906
Installment and other loans	28	13	5	46	18,285	18,331
	$15,593	$4,987	$18,405	$38,985	$3,981,708	$4,020,693

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
Based on management's analysis, adjustments may be applied for additional factors impacting the risk of loss in the loan portfolio beyond the quantitatively calculated reserve calculated on collectively evaluated loans. As the quantitative reserve calculation incorporates historical conditions, management may consider an additional or reduced reserve is warranted through qualitative risk factors based on current and expected conditions, which may be assigned at different levels of significance: minor, moderate or major. All factors noted above were within the Bank's CECL framework at September 30, 2026. These qualitative risk factors considered by management include significant or unexpected changes in:
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
Other External Factors - including regulatory and legal environment risks and competition.

The following table presents the activity in the ACL for the three and nine months ended September 30, 2026 and 2025:

	Commercial						Consumer
	Commercial Real Estate	Acquisition and Development	Agricultural	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Total
Three Months Ended
September 30, 2026
Balance, beginning of period	$25,279	$5,431	$200	$6,105	$422	$37,437	$8,670	$525	$9,195	$46,632
Provision for credit losses	562	(739)	(8)	1,281	14	1,110	(49)	65	16	1,126
Charge-offs	(234)	—	—	(744)	—	(978)	—	(90)	(90)	(1,068)
Recoveries	—	—	—	35	—	35	9	41	50	85
Balance, end of period	$25,607	$4,692	$192	$6,677	$436	$37,604	$8,630	$541	$9,171	$46,775
September 30, 2025
Balance, beginning of period	$26,163	$5,585	$160	$7,484	$385	$39,777	$7,603	$518	$8,121	$47,898
Provision for credit losses	656	(106)	(26)	(567)	(10)	(53)	234	215	449	396
Charge-offs	(154)	—	—	(29)	—	(183)	(134)	(201)	(335)	(518)
Recoveries	7	—	—	255	—	262	9	58	67	329
Balance, end of period	$26,672	$5,479	$134	$7,143	$375	$39,803	$7,712	$590	$8,302	$48,105

Nine Months Ended
September 30, 2026
Balance, beginning of period	$25,552	$6,179	$127	$7,114	$328	$39,300	$7,708	$673	$8,381	$47,681
Provision for credit losses	306	(734)	65	1,433	108	1,178	919	95	1,014	2,192
Charge-offs	(271)	(753)	—	(1,963)	—	(2,987)	(21)	(332)	(353)	(3,340)
Recoveries	20	—	—	93	—	113	24	105	129	242
Balance, end of period	$25,607	$4,692	$192	$6,677	$436	$37,604	$8,630	$541	$9,171	$46,775
September 30, 2025
Balance, beginning of period	$29,551	$6,601	$110	$6,190	$320	$42,772	$5,240	$677	$5,917	$48,689
Provision for credit losses	(2,554)	(1,124)	55	698	55	(2,870)	2,455	466	2,921	51
Charge-offs	(340)	—	(31)	(741)	—	(1,112)	(134)	(669)	(803)	(1,915)
Recoveries	15	2	—	996	—	1,013	151	116	267	1,280
Balance, end of period	$26,672	$5,479	$134	$7,143	$375	$39,803	$7,712	$590	$8,302	$48,105
NOTE 5. LEASES
A lease provides the lessee the right to control the use of an identified asset for a period of time in exchange for consideration. The Company has primarily entered into operating leases for branches and office space. Most of the Company's leases contain renewal options, which the Company is reasonably certain to exercise. Including renewal options, the Company's leases range from one to 27 years. Operating and finance lease right-of-use assets are included in other assets, operating lease liabilities are included in other liabilities and the finance lease liability is included in other borrowings on the Company's unaudited condensed consolidated balance sheets.
The Company uses its incremental borrowing rate to determine the present value of the lease payments, as the rate implicit in the Company's leases is not readily determinable. Lease agreements that contain non-lease components are generally accounted for as a single lease component, while variable costs, such as common area maintenance expenses and property taxes, are expensed as incurred.
The following table summarizes the Company's operating leases at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Operating lease ROU assets	$12,557	$13,854
Operating lease liabilities	13,418	14,722
Weighted-average remaining lease term (in years)	15.2	15.2
Weighted-average discount rate	4.6%	4.5%

The following table summarizes the Company's finance lease at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Financing lease assets	$250	$299
Weighted-average remaining lease term (in years)	3.4	4.2
Weighted-average discount rate	5.0%	5.0%
The following table presents information related to the Company's operating and finance leases for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Cash paid for operating lease liabilities	$424	$395	$1,267	$1,183
Cash paid for finance lease liabilities	20	20	60	59
Operating lease expense	405	332	1,959	1,462
The following table presents expected future maturities of the Company's operating lease liabilities as of September 30, 2026:

2026	$426
2027	1,730
2028	1,296
2029	1,213
2030	1,167
Thereafter	14,025
19,857
Less: imputed interest	6,439
Total operating lease liabilities	$13,418
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
At both September 30, 2026 and December 31, 2025, goodwill was $69.8 million. As permitted under GAAP, the Company had up to twelve months following the date of the Merger to finalize the fair values of the acquired assets and assumed liabilities related to the Merger. During this measurement period, the Company recorded subsequent adjustments totaling $1.6 million to goodwill for provisional amounts related to income taxes recorded at the Merger date, which increased total goodwill from the Merger to $51.0 million. The measurement period to finalize the fair values of the acquired assets and assumed liabilities ended on June 30, 2025. No further adjustments to the fair values were recorded subsequent to twelve months following the Merger date.

	September 30, 2026	December 31, 2025
Balance, beginning of year	$69,751	$68,106
Adjustments to acquired goodwill	—	1,645
Balance, end of period	$69,751	$69,751
Goodwill is not amortized, but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit. The Company conducted its last annual goodwill impairment test as of November 30, 2025 using generally accepted valuation methods. As a result of that impairment test, no goodwill impairment was identified. No changes occurred that would impact the results of that analysis through September 30, 2026. No goodwill impairment charges were recorded in the three and nine months ended September 30, 2026 and 2025.

The following table presents changes in and components of other intangible assets for the three and nine months ended September 30, 2026 and 2025. No impairment charges were recorded on other intangible assets during the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning of period	$33,572	$42,748	$37,990	$47,765
Adjustment to acquired customer list	—	—	—	(10)
Amortization expense	(2,115)	(2,410)	(6,533)	(7,417)
Balance, end of period	$31,457	$40,338	$31,457	$40,338
The following table presents the components of other identifiable intangible assets at September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible	$48,530	$23,918	$48,530	$18,706
Customer relationship intangibles	11,231	4,386	11,231	3,065
Total	$59,761	$28,304	$59,761	$21,771
The following table presents future estimated aggregate amortization expense for other identifiable intangible assets at September 30, 2026:

2026	$2,052
2027	7,404
2028	6,226
2029	5,126
2030	4,111
Thereafter	6,538
Total other identifiable intangible assets	$31,457
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
At September 30, 2026, 440,000 shares of the Company's common stock were reserved for issuance under the 2025 Plan, of which 181,200 shares were available to be issued.

The following table presents a summary of nonvested restricted shares activity for the nine months ended September 30, 2026:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares, beginning of year	253,755	$30.47
Granted	196,550	36.64
Forfeited	(4,657)	35.94
Vested	(158,439)	30.55
Nonvested shares, at period end	287,209	$34.56
The following table presents restricted share compensation expense, with tax benefit information, and fair value of shares vested, for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Restricted share award expense	$1,091	$1,323	$4,400	$3,964
Restricted share award tax benefit	229	278	924	832
Fair value of shares vested	268	4,273	5,934	5,778
The unrecognized compensation expense related to the share awards totaled $6.3 million at September 30, 2026 and $4.0 million at December 31, 2025. The unrecognized compensation expense at September 30, 2026 is expected to be recognized over a weighted-average period of 1.9 years.
The following table presents the summary of stock option activity for the nine months ended September 30, 2026. The weighted average of remaining contractual term of shares exercisable is 1.6 years.

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2026	13,202	$25.29
Exercised	(9,601)	24.18
Outstanding at end of period	3,601	28.25
Fully vested and expected to vest	3,601	28.25
Exercisable, at September 30, 2026	3,601	$28.25

The following table presents information about stock options exercised for the nine months ended September 30, 2026 and 2025:

	September 30, 2026	September 30, 2025
Total intrinsic value of options exercised	$159	$184
Cash received from options exercised	232	586
Tax benefit realized from stock options exercised	35	41
The Company maintains an employee stock purchase plan to provide employees of the Company with an opportunity to purchase Orrstown Common Stock. Eligible employees may purchase shares in an amount that does not exceed the lesser of the IRS limit of $25,000 or 10% of their annual salary at the lower of 95% of the fair market value of the shares on the semi-annual offering date, or related purchase date. The purchases occur in March and September of each year. The Company reserved 350,000 shares of its common stock to be issued under the employee stock purchase plan, of which 117,914 shares were available to be issued at September 30, 2026.

The following table presents information for the employee stock purchase plan for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Shares purchased	2,788	2,667	5,066	4,747
Weighted average price of shares purchased	$34.68	$34.85	$33.91	$33.53
Compensation expense recognized	$19	$8	$26	$12
The Company issues new shares or treasury shares, depending on market conditions, in its share-based compensation plans.
NOTE 8. DEPOSITS
The following table summarizes deposits by type at September 30, 2026 and December 31, 2025. Brokered money market deposits were $70.2 million and $45.2 million at September 30, 2026 and December 31, 2025, respectively. Brokered time deposits totaled $72.0 million and $50.6 million at September 30, 2026 and December 31, 2025, respectively.

	September 30, 2026	December 31, 2025
Noninterest-bearing demand deposits	$896,069	$870,906
Interest-bearing demand deposits	1,192,367	1,169,004
Money market and savings	1,637,909	1,586,874
Time ($250,000 or less)	719,120	754,181
Time (over $250,000)	136,445	147,809
Total	$4,581,910	$4,528,774
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
During the nine months ended September 30, 2026, the Company terminated its two interest rate swaps designated as cash flow hedges with notional values totaling $160.0 million, which were for the purpose of hedging variable cash flows associated with the Company's borrowings and brokered money market deposits. The Company did not terminate interest rate swaps designated as cash flow hedges during the three months ended September 30, 2026. In addition, the Company entered into one new interest rate swap designated as a cash flow hedge with a notional value of $250.0 million during the nine months ended September 30, 2026. The Company did not enter into new interest rate swaps designated as cash flow hedges during the three months ended September 30, 2026. For the termination of the cash flow hedges, the hedged forecasted transactions are still expected to occur, resulting in the cash proceeds of $1.6 million from the terminations being recorded to AOCI, and reclassified into earnings over the remaining terms until October 2028. The new receive-fixed and pay-floating interest rate cash flow hedge has a maturity date of June 22, 2028 and is for the purpose of hedging variable cash flows associated with the Company's commercial loans. There were no new interest rate swaps designated as cash flow hedges during the three and nine months ended September 30, 2025.
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
During the nine months ended September 30, 2025, the Company terminated its three pay-fixed interest rate swaps with a total notional value of $100.0 million, which were on closed portfolio loans with the Bank's commercial clients. The interest rate swaps were designated as fair value hedges and allowed the Company to offer long-term fixed rate loans to commercial clients while mitigating the interest rate risk of a long-term asset by converting fixed rate interest payments to floating rate interest payments indexed to a synthetic U.S. SOFR rate. During the three months ended September 30, 2025, the Company did not terminate any interest rate swaps designated as fair value hedges. During the three and nine months ended September 30, 2026, the Company did not enter into new interest rate swaps designated as fair value hedges.
The Company enters into interest rate swap agreements that allow its commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. In addition, the Company may enter into interest rate caps that allow its commercial loan customers to gain protection against significant interest rate increases and provide an upper limit, or cap, on the variable interest rate. The Company then enters into a corresponding swap or cap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps and interest rate caps with both the customers and third parties are not designated as hedges and are marked through earnings. At September 30, 2026, the Company had 112 customer and 112 corresponding third-party broker interest rate derivatives not designated as a hedging instrument with an aggregate notional amount of $1.3 billion. At December 31, 2025, the Company had 96 customer and 96 third-party broker interest rate derivatives not designated as a hedging instrument with an aggregate notional value of $1.1 billion. During the three and nine months ended September 30, 2026, the Company entered into one and 21 new interest rate swaps with commercial loan customers, and recorded swap fee income of $340 thousand and $2.4 million, respectively. There were three swap terminations and two matured swap agreements during the nine months ended September 30, 2026. The Company entered into 11 and 27 new interest rate swaps and recorded $816 thousand and $1.9 million in swap fee income, respectively, during the three and nine months ended September 30, 2025. There were seven swap terminations and one matured swap agreement during the nine months ended September 30, 2025. There were no swap terminations or maturities during the three months ended September 30, 2026 and 2025. Swap fee income is included in other noninterest income in the unaudited condensed consolidated statements of income.
At September 30, 2026 and December 31, 2025, the Company had cash collateral of $21.7 million and $8.0 million, respectively, with third parties for certain of these derivatives, respectively. At September 30, 2026 and December 31, 2025, the Company held cash collateral of $17.9 million and zero from a counterparty for these derivatives, respectively.
The Company also may enter into risk participation agreements with a financial institution counterparty for an interest rate derivative contract related to a loan in which the Company may be a participant or the agent bank. The risk participation agreement provides credit protection to the agent bank should the borrower fail to perform on its interest rate derivative contracts with the agent bank. The Company manages its credit risk on the risk participation agreement by monitoring the creditworthiness of the borrower, which is based on the same credit review process as though the Company had entered into the derivative instruments directly with the borrower. The notional amount of such risk participation agreement reflects the Company’s pro-rata share of the derivative instrument, consistent with its share of the related loan participation. At September 30, 2026, the Company had six risk participation agreements with sold protection with a notional value of $30.9 million compared to six risk participation agreements with sold protection with a notional value of $44.6 million at December 31, 2025. The Company entered into one risk participation agreement with sold protection during the three and nine months ended September 30, 2026 and recorded an upfront fee of $67 thousand in other noninterest income in the unaudited condensed consolidated statements of income. The Company did not terminate any risk participations with sold protection during the three months ended September 30, 2026. One risk participation with sold protection matured during the nine months ended September 30, 2026. The Company did not enter into risk participation agreements with sold protection during the three and nine months ended September 30, 2025. One risk participation with sold protection was terminated during the nine months ended September 30, 2025. The Company had seven risk participations with purchased protection with a notional value of $34.7 million at September 30, 2026 compared to six risk participations with purchased protection with a notional value of $31.7 million at December 31, 2025. The Company entered into one risk participation agreement with purchased protection and recorded an upfront fee payment of $40 thousand to swap fee income in other noninterest income in the unaudited condensed consolidated statements of income during the three and nine months ended September 30, 2026.
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
The following table summarizes the fair value of the Company's derivative instruments at September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Cash flow hedge designation:
Interest rate swaps - FHLB advances	$—	Other assets	$—	$75,000	Other liabilities	$(348)
Interest rate swaps - FHLB advances and brokered money market deposits	—	Other assets	—	85,000	Other assets	132
Interest rate swaps - commercial loans	250,000	Other liabilities	(2,916)	n/a	n/a	n/a
Total derivatives designated as hedging instruments			$(2,916)			$(216)

Derivatives not designated as hedging instruments:
Interest rate swaps	$630,814	Other assets	$21,878	$539,225	Other assets	$14,463
Interest rate swaps	630,814	Other liabilities	(21,483)	539,225	Other liabilities	(14,720)
Purchased options – rate cap	5,625	Other assets	1	5,709	Other assets	—
Written options – rate cap	5,625	Other liabilities	(1)	5,709	Other liabilities	—
Risk participations - sold credit protection	30,882	Other liabilities	(30)	44,638	Other liabilities	(70)
Risk participations - purchased credit protection	34,677	Other assets	19	31,702	Other assets	43
Interest rate lock commitments with customers	1,729	Other liabilities	(1)	1,811	Other assets	38
Forward sale commitments	3,967	Other assets	50	5,948	Other liabilities	(11)
Total derivatives not designated as hedging instruments			$433			$(257)
The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of September 30, 2026 and 2025. During the nine months ended September 30, 2025, the Company terminated its three pay-fixed interest rate swaps with a total notional value of $100.0 million.

	Carrying Amounts of Hedged Assets		Cumulative Amounts of Fair Value Hedging Adjustments Included in the Carrying Amounts of the Hedged Assets
	September 30,		September 30,
	2026	2025	2026	2025
Commercial loans	n/a	$—	n/a	$—
The following tables summarize the effect of the Company's derivative financial instruments on OCI and net income for the three and nine months ended September 30, 2026 and 2025:

	Amount of Net Loss Recognized in OCI on Derivative		Amount of Net Loss Recognized in OCI on Derivative
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Derivatives in cash flow hedging relationships:
Interest rate products	$(2,938)	$(67)	$(1,293)	$(1,441)

	Amount of Gain Reclassified from AOCI into Income		Amount of Gain Reclassified from AOCI into Income		Location of Gain Recognized from AOCI into Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Derivatives in cash flow hedging relationships:
Interest rate products	$191	$—	$228	$—	Interest expense

	Amount of Gain (Loss) Recognized in Income		Amount of Gain (Loss) Recognized in Income		Location of Loss Recognized in Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Derivatives designated as hedging instruments
Fair value hedge designation:
Interest rate swaps - commercial loans (1)	$—	$—	$—	$(1)	Interest income on loans

Derivatives not designated as hedging instruments:
Interest rate products	$606	$12	$652	$(384)	Other operating expenses
Risk participation agreements	12	(1)	16	—	Other operating expenses
Interest rate lock commitments with customers	(68)	34	(38)	69	Mortgage banking activities
Forward sale commitments	47	7	61	(28)	Mortgage banking activities
Total derivatives not designated as hedging instruments	$597	$52	$691	$(343)
(1) Amount includes the net of the change in the fair value of the interest rate swaps hedging commercial loans and the change in the carrying value included in the hedged commercial loans.
The following table is a summary of components for interest rate swaps designated as hedging instruments at September 30, 2026 and December 31, 2025:

	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity in Years
September 30, 2026
Cash flow hedge designation:
Interest rate swaps - commercial loans	3.75%	3.92%	1.7
December 31, 2025
Cash flow hedge designation:
Interest rate swaps - FHLB advances and brokered deposits	3.35%	3.93%	2.5
NOTE 10. SUBORDINATED NOTES
At September 30, 2026 and December 31, 2025, subordinated notes payable totaled zero and $31.0 million, respectively, which qualified for Tier 2 capital subject to the regulatory capital phase out limitations.
On June 30, 2026, the Company redeemed the $31.0 million outstanding Codorus Valley 4.50% fixed-to-floating rate subordinated notes due December 9, 2030, which were assumed in the Merger. The subordinated notes had a fixed rate of interest equal to 4.50% until December 30, 2025. After that term, the variable rate of interest was equal to the three-month CME term SOFR rate plus 4.04%. At June 30, 2026 and December 31, 2025, the interest rates on the subordinated notes were 7.72% and 8.06%, respectively. These subordinated notes were marked to fair value at $28.6 million, with a discount of $2.4 million being amortized and netted against interest expense over the stated maturity. At September 30, 2026 and December 31, 2025, the unearned discount totaled zero and $1.8 million, respectively. During the three and nine months ended September 30, 2026, amortization expense of the unearned discount totaled zero and $1.8 million compared to $93 thousand and $276 thousand for the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2026, zero and $1.6 million of unearned discounts was accelerated as a result of the redemption.
In connection with the Merger, the Company assumed junior subordinated trust preferred debt of $10.3 million with a fair value of $7.6 million, with a discount of $2.7 million being amortized and netted against interest expense over the stated maturity. In June 2006, Codorus Valley formed CVB Statutory Trust No. II, a wholly-owned special purpose entity whose sole purpose was to facilitate a pooled trust preferred debt issuance of $7.2 million with a stated maturity of July 7, 2036 and a variable rate of three-month CME term SOFR rate, plus a spread adjustment of 0.26161% and a margin of 1.54% through maturity. In November 2004, Codorus Valley formed CVB Statutory Trust No. I to facilitate a pooled trust preferred debt issuance of $3.1 million with a stated maturity of December 15, 2034 and a variable rate of three-month CME term SOFR rate, plus a spread adjustment of 0.26161% and a margin of 2.02% through maturity. The Company owns all of the common stock of these nonbank entities, and the debentures are the sole assets of the trusts. The accounts of both trusts are not consolidated for financial reporting purposes in accordance with FASB ASC 810, Consolidation. For regulatory capital purposes, the trust preferred securities qualified as Tier 1 capital, but are subject to capital limitations under the risk-based capital guidelines.
The remaining maturities of subordinated notes and trust preferred debt as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026	December 31, 2025
Subordinated debt maturing:
2030	$—	$31,000

Trust preferred junior subordinated debt maturing:
2034	$3,093	$3,093
2036	7,217	7,217

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
The Company and the Bank met all capital adequacy requirements to which they were subject at September 30, 2026 and December 31, 2025. Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2026, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's classification.

The following table presents capital amounts and ratios at September 30, 2026 and December 31, 2025:

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2026
Total risk-based capital:
Orrstown Financial Services, Inc.	$616,566	13.3%	$486,976	10.5%	n/a	n/a
Orrstown Bank	610,356	13.2%	486,915	10.5%	$463,728	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	570,361	12.3%	394,219	8.5%	n/a	n/a
Orrstown Bank	564,151	12.2%	394,169	8.5%	370,983	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	562,252	12.1%	324,651	7.0%	n/a	n/a
Orrstown Bank	564,151	12.2%	324,610	7.0%	301,423	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	570,361	10.2%	223,163	4.0%	n/a	n/a
Orrstown Bank	564,151	10.1%	223,328	4.0%	279,160	5.0%
December 31, 2025
Total risk-based capital:
Orrstown Financial Services, Inc.	$587,354	13.3%	$463,702	10.5%	n/a	n/a
Orrstown Bank	588,026	13.3%	463,671	10.5%	$441,592	10.0%
Tier 1 risk-based capital:
Orrstown Financial Services, Inc.	514,572	11.7%	375,378	8.5%	n/a	n/a
Orrstown Bank	538,598	12.2%	375,353	8.5%	353,273	8.0%
Tier 1 common equity risk-based capital:
Orrstown Financial Services, Inc.	506,643	11.5%	309,135	7.0%	n/a	n/a
Orrstown Bank	538,598	12.2%	309,114	7.0%	287,035	6.5%
Tier 1 leverage capital:
Orrstown Financial Services, Inc.	514,572	9.5%	217,008	4.0%	n/a	n/a
Orrstown Bank	538,598	9.9%	217,148	4.0%	271,435	5.0%
The Company maintains a stockholder dividend reinvestment and stock purchase plan. Under the plan, shareholders may purchase additional shares of the Company’s common stock at the prevailing market prices with reinvested dividends and voluntary cash payments. The Company reserved 1,045,000 shares of its common stock to be issued under the dividend reinvestment and stock purchase plan. At September 30, 2026, approximately 665,000 shares were available to be issued under the plan.
On June 20, 2025, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company could repurchase up to 500,000 shares of its outstanding common stock in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act, as amended. When and if appropriate, repurchases may be made in the open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. For the three and nine months ended September 30, 2026, the Company repurchased zero and 12,600 shares of its common stock, respectively. Common stock available for future repurchase totals 479,070 shares, or 2.4% of the Company's outstanding common stock at September 30, 2026.
On October 20, 2026, the Board of Directors declared a cash dividend of $0.30 per common share, which will be paid on November 10, 2026 to shareholders of record at November 3, 2026.

NOTE 12. EARNINGS PER SHARE
The following table presents earnings per share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares presented in the table are in thousands)	2026	2025	2026	2025
Net income	$22,815	$21,865	$65,782	$59,364
Weighted average shares outstanding - basic	19,380	19,224	19,323	19,185
Dilutive effect of share-based compensation	124	140	126	160
Weighted average shares outstanding - diluted	19,504	19,364	19,449	19,345
Per share information:
Basic earnings per share	$1.18	$1.14	$3.40	$3.09
Diluted earnings per share	1.17	1.13	3.38	3.07
For the three and nine months ended September 30, 2026, the total average shares of the outstanding antidilutive restricted stock grants were 869 and 37,380 shares, respectively, compared to 1,600 and 73,000 for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2026, the total average shares of the exercisable antidilutive stock options outstanding were zero. For the three and nine months ended September 30, 2025, the total average shares of the exercisable antidilutive stock options outstanding were zero and 1,900, respectively. Antidilutive shares are excluded from the computation of earnings per share as the grant price exceeded the average market price. The dilutive effect of share-based compensation in each period above relates to restricted stock awards and vested and unexercised stock options.
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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The following table presents these contractual, or notional, amounts at September 30, 2026 and December 31, 2025:

	Contractual or Notional Amount
	September 30, 2026	December 31, 2025
Commitments to fund:
Home equity lines of credit	$559,500	$539,336
1-4 family residential construction loans	91,945	93,905
Commercial real estate, construction and land development loans	234,683	256,806
Commercial, industrial and other loans	640,425	597,023
Letters of credit	38,266	37,241
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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a client to a third party. Those guarantees are primarily issued to support clients' borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to clients. The Company holds collateral supporting those commitments when deemed necessary by management. The liability at September 30, 2026 and December 31, 2025 for guarantees under standby letters of credit issued was not considered to be material.
The Company maintains a reserve on its off-balance sheet credit exposures, which totaled $1.9 million at September 30, 2026 and $2.4 million at December 31, 2025, respectively, and is recorded in other liabilities on the unaudited condensed consolidated balance sheets. The Company recorded a recovery of credit losses on off-balance sheet exposure of $84 thousand and $460 thousand for the three and nine months ended September 30, 2026, respectively, compared to a recovery of zero and $100 thousand for the three and nine months ended September 30, 2025, respectively. The reserve is based on management's estimate of expected losses in its off-balance sheet credit exposures. The reserve specific to unfunded loan commitments is determined by applying utilization assumptions based on historical experience and applying the expected loss rates by loan class. The change in the reserve for off-balance sheet credit exposures is recorded as a provision or reduction to expense through the provision for credit losses in the unaudited condensed consolidated statements of income.
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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
September 30, 2026
Financial Assets
Investment securities:
U.S. Treasury securities	$14,166	$—	$—	$14,166
U.S. Government Agencies	—	1,360	—	1,360
States and political subdivisions	—	187,317	—	187,317
GSE residential MBSs	—	231,591	—	231,591
GSE commercial MBSs	—	10,438	—	10,438
GSE residential CMOs	—	326,910	—	326,910
Non-agency CMOs	—	74,785	2,173	76,958
Asset-backed	—	65,997	3,437	69,434
Corporate debt	—	961	—	961
Other	313	—	—	313
Loans held for sale	—	3,924	—	3,924
Derivatives	—	21,898	—	21,898
Totals	$14,479	$925,181	$5,610	$945,270
Financial Liabilities
Derivatives	$—	$24,431	$1	$24,432

December 31, 2025
Financial Assets
Investment securities:
U.S. Treasury securities	$14,211	$—	$—	$14,211
U.S. Government Agencies	—	1,796	—	1,796
States and political subdivisions	—	196,482	5,666	202,148
GSE residential MBSs	—	234,103	—	234,103
GSE commercial MBSs	—	6,171	—	6,171
GSE residential CMOs	—	354,003	—	354,003
Non-agency CMOs	—	50,161	9,662	59,823
Asset-backed	—	78,250	—	78,250
Corporate debt	—	1,992	—	1,992
Other	243	—	—	243
Loans held for sale	—	6,090	—	6,090
Derivatives	—	14,638	38	14,676
Totals	$14,454	$943,686	$15,366	$973,506
Financial Liabilities
Derivatives	$—	$15,138	$—	$15,138
The Company had one CMO and two asset-backed securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2026 compared to one municipal bond and two CMOs at December 31, 2025. The Level 3 valuation is based on a non-executable broker quote, which is considered a significant unobservable input. Such quotes are updated as available and may remain constant for a period of time for certain broker-quoted securities that do not move with the market or that are not interest rate sensitive as a result of their structure or overall attributes.
The Company’s residential mortgage LHFS are recorded at fair value utilizing Level 2 measurements. This fair value measurement is determined based upon third party quotes obtained on similar loans. For LHFS, for which the fair value option has been elected, the aggregate fair value was less than the aggregate principal balance by $49 thousand at September 30, 2026 and greater than the aggregate principal balance by $129 thousand at December 31, 2025.

The determination of the fair value of interest rate lock commitments on residential mortgages is based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The average pull through percentage, which is based upon historical experience, was 92% as of September 30, 2026. An increase or decrease of 5% in the pull through assumption would result in a positive or negative change of $1 thousand in the fair value of interest rate lock commitments at September 30, 2026.
The following provides details of the Level 3 fair value measurement activity for the periods ended September 30, 2026 and 2025:
Investment securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$6,016	$16,140	$15,328	$16,920
Unrealized gains (losses) included in OCI	49	60	1,161	(492)
Purchases	—	—	4,860	—
Net (premium amortization) discount accretion	(1)	17	92	49
Principal payments and other	(454)	(216)	(4,322)	(476)
Transfers into level 3	—	—	7,182	—
Transfers out of level 3	—	—	(18,691)	—
Balance, end of period	$5,610	$16,001	$5,610	$16,001

Interest rate lock commitments on residential mortgages:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$68	$55	$38	$20
Total (losses) gains included in earnings	(69)	34	(39)	69
Balance, end of period	$(1)	$89	$(1)	$89
Certain financial assets are measured at fair value on a nonrecurring basis. Adjustments to the fair value of these assets usually result from the application of lower of cost or market accounting or write-downs of individual assets. The Company used the following methods and significant assumptions to estimate fair value for these financial assets.
During the three months ended September 30, 2026, there were no investment securities transferred into Level 3 and no investment securities transferred out of Level 3. There were four transfers into Level 3 and four transfers out of Level 3 during the nine months ended September 30, 2026. There were no transfers into or out of Level 3 during the three and nine months ended September 30, 2025.
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
Changes in the fair value of individually evaluated loans still held and considered in the determination of the provision for credit losses were increases of $637 thousand and $883 thousand for the three and nine months ended September 30, 2026, respectively, compared to decreases of $929 thousand and $1.5 million for the three and nine months ended September 30, 2025.
Foreclosed Real Estate
OREO property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, OREO is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. During the nine months ended September 30, 2026, the Company transferred two loans into OREO with a total fair value of $1.1 million, to which there were no subsequent write-downs. There were no loans transferred into OREO during the three months ended September 30, 2026. During the three and nine months ended September 30, 2026, the Company sold its OREO with a fair value of $1.1 million. During the nine months ended September 30, 2025, the Company sold its OREO with a fair value of $138 thousand. The Company did not sell any OREO during the three months ended September 30, 2025. At both September 30, 2026 and December 31, 2025, the OREO balance was zero.
Mortgage Servicing Rights
MSRs are evaluated for impairment by comparing the carrying value to the fair value, which is determined through a DCF valuation that utilizes inputs that focus on loan-level characteristics, prepayment speeds, servicing costs, the discount rate and delinquency rates. To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment. Fair value adjustments on the MSRs only occurs if there is an impairment charge. At September 30, 2026, the fair value of the MSR was $5.8 million, which exceeded the carrying value of $3.1 million. At December 31, 2025, the fair value of the MSR was $5.5 million, which exceeded the carrying value of $3.3 million. At September 30, 2026 and December 31, 2025, the MSR impairment reserve was nominal and $41 thousand, respectively. For the three and nine months ended September 30, 2026, there was an impairment valuation allowance reversal of zero and $41 thousand, respectively, in mortgage banking activities on the unaudited condensed consolidated statements of income. For the three and nine months ended September 30, 2025, there was a nominal impairment valuation allowance adjustment in mortgage banking activities on the unaudited condensed consolidated statements of income.

The following table summarizes assets measured at fair value on a nonrecurring basis at September 30, 2026 and December 31, 2025:

	Level 1	Level 2	Level 3	Total Fair Value Measurements
September 30, 2026
Individually Evaluated Loans
Commercial real estate:
Owner occupied	$—	$—	$1,150	$1,150
Non-owner occupied residential	—	—	24	24
Acquisition and development:
Commercial and land development	—	—	79	79
Commercial and industrial	—	—	1,601	1,601
Residential mortgage:
First lien	—	—	1,031	1,031
Total individually evaluated loans	$—	$—	$3,885	$3,885

December 31, 2025
Individually Evaluated Loans
Commercial real estate:
Owner occupied	$—	$—	$1,664	$1,664
Non-owner occupied residential	—	—	31	31
Acquisition and development:
Commercial and land development	—	—	832	832
Commercial and industrial	—	—	2,494	2,494
Residential mortgage:
First lien	—	—	834	834
Home equity - lines of credit	—	—	9	9
Total individually evaluated loans	$—	$—	$5,864	$5,864

Mortgage servicing rights	$—	$—	$536	$536
The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value Estimate	Valuation Techniques	Unobservable Input (1)	Range
September 30, 2026
Individually evaluated loans	$3,885	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10.00% - 84.00% discount
			- Management adjustments for liquidation expenses	8.76% - 30.00% discount

December 31, 2025
Individually evaluated loans	$5,864	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10.00% - 84.00% discount
			- Management adjustments for liquidation expenses	8.28% - 65.04% discount

Mortgage servicing rights	$536	Income approach - DCF	Weighted average CPR	6.86%
			- Weighted average discount rate	9.02%
(1) Discount rates can vary due to factors such as costs that may be assumed by the Bank to liquidate the property in addition to adjustments to the appraised value of the collateral securing the loan. Adjustments may be applied to valuations deemed deficient to ensure the fair value is reasonable.

Fair values of financial instruments
GAAP requires disclosure of the fair value of financial assets and liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents carrying amounts and estimated fair values of the financial assets and liabilities at September 30, 2026 and December 31, 2025:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2026
Financial Assets
Cash and due from banks	$48,690	$48,690	$48,690	$—	$—
Interest-bearing deposits with banks	76,956	76,956	76,956	—	—
Restricted investments in bank stock	32,514	n/a	n/a	n/a	n/a
Investment securities	919,448	919,448	14,479	899,359	5,610
Loans held for sale	3,924	3,924	—	3,924	—
Loans, net of allowance for credit losses	4,161,598	4,059,702	—	—	4,059,702
Derivatives	21,898	21,898	—	21,898	—
Accrued interest receivable	20,733	20,733	—	4,600	16,133
Financial Liabilities
Deposits	4,581,910	4,579,112	—	4,579,112	—
FHLB advances and other borrowings	417,252	416,628	—	416,628	—
Subordinated notes and trust preferred debt	8,109	8,645	—	8,645	—
Derivatives	24,431	24,431	—	24,431	—
Accrued interest payable	2,729	2,729	—	2,729	—
Off-balance sheet instruments	—	—	—	—	—

December 31, 2025
Financial Assets
Cash and due from banks	$42,083	$42,083	$42,083	$—	$—
Interest-bearing deposits with banks	107,691	107,691	107,691	—	—
Restricted investments in bank stock	26,717	n/a	n/a	n/a	n/a
Investment securities	952,740	952,740	14,454	922,958	15,328
Loans held for sale	6,090	6,090	—	6,090	—
Loans, net of allowance for loan losses	3,973,012	3,934,248	—	—	3,934,248
Derivatives	14,676	14,676	—	14,638	38
Accrued interest receivable	21,473	21,473	—	5,026	16,447
Financial Liabilities
Deposits	4,528,774	4,527,619	—	4,527,619	—
Securities sold under agreements to repurchase	24,542	24,542	—	24,542	—
FHLB advances and other borrowings	274,701	274,765	—	274,765	—
Subordinated notes and trust preferred debt	37,122	38,861	—	38,861	—
Derivatives	15,138	15,138	—	15,138	—
Accrued interest payable	3,497	3,497	—	3,497	—
Off-balance sheet instruments	—	—	—	—	—
In accordance with the Company's adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the methods utilized to measure the fair value of financial instruments at September 30, 2026 and December 31, 2025 represent an approximation of exit price; however, an actual exit price may differ.
NOTE 15. SEGMENT REPORTING
Operating segments are components of a business, which are evaluated regularly by the Company's Chief Financial Officer, who is the designated Chief Operating Decision Maker ("CODM") and is responsible for deciding how to allocate resources and assess performance. The segment is distinguished by the level of the information provided to the CODM, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products and services and customers are similar. While the Company monitors the available information about products and services, operations are managed and financial performance is evaluated on a company-wide basis. Management has determined that the Company has one reportable segment consisting of community banking and is engaged in lending activities and deposit services in addition to providing fiduciary, investment advisory, insurance and brokerage services. Management continues to evaluate the Company's business units for separate reporting if facts and circumstances change.
The community banking segment includes revenues from interest income primarily from loans and investment securities and noninterest income, which includes revenue from trust and investment management and retail brokerage services. The performance of the segment is evaluated using net income that is also reported on the consolidated statements of income. The measure of segment assets is reported on the consolidated balance sheets. Significant expenses, other than interest expense and the provision for credit losses, of the Company include salaries and employee benefits, occupancy, furniture and equipment, data processing and professional service fees. The CODM evaluates the financial performance of the segment using net income to monitor budget versus actual results. Other relevant company-wide financial performance and credit quality metrics used by the CODM to evaluate the segment performance and benchmark to the Company's peers include return on average assets, return on average shareholders' equity, basic and diluted earnings per common share, net interest margin and the efficiency ratio, among others.
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
Between June 22, 2026 and July 6, 2026, impacted customers of the Bank filed putative class action complaints against the Company, the Bank, and Mercadien in federal courts in New Jersey and Pennsylvania in cases captioned Lowe v. Mercadien, P.C., CPAS, Orrstown Fin. Servs., Inc., and Orrstown Bank; Monninger v. Mercadien P.C., CPAS, and Orrstown Bank; and Berry v. Mercadien, P.C., CPAS and Orrstown Bank. The complaints are similar in nature and allege, among other things, negligence, breach of implied contract, and breach of the implied covenant of good faith and fair dealing, and seek monetary damages and injunctive/equitable relief. The Lowe and Monninger cases have been consolidated in the U.S. District Court, District of New Jersey into the case captioned In re Mercadien, P.C., CPAs. The Company believes that the allegations and claims against the Company and the Bank set forth in the complaints are without merit. Based on information available at present, it is not possible at this time to reasonably estimate possible losses, or even a range of reasonably possible losses, in connection with the litigation.
NOTE 17. SUBSEQUENT EVENTS
Subsequent to September 30, 2026, the Company began the execution of a strategic repositioning of a portion of its AFS investment security portfolio as part of its ongoing effort to optimize the balance sheet performance. The Company sold investment securities with a book value of $185.6 million with a weighted average yield of 3.13%. The sales resulted in an estimated pre-tax loss, due to non-credit events, of $13.8 million and will be included in the Company's financial results for the fourth quarter of 2026.
Net proceeds from the investment security sales will be used to purchase higher yielding AFS securities with an estimated weighted average yield of 5.20%. The sale is expected to have a nominal impact on tangible book value, as the loss was previously reflected in accumulated other comprehensive loss. The regulatory capital ratios remain above the Company's regulatory capital minimums and levels required to be categorized as well-capitalized by the Bank's regulator.

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
Overview
The Company, headquartered in Harrisburg, Pennsylvania, is a one-bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiary, the Bank. At September 30, 2026, the Company had total assets of $5.7 billion, total liabilities of $5.1 billion and total shareholders’ equity of $605.2 million as reported in the unaudited condensed consolidated balance sheet.
For the three and nine months ended September 30, 2026, the Company had net income of $22.8 million and $65.8 million, respectively, compared to net income of $21.9 million and $59.4 million for the three and nine months ended September 30, 2025, respectively. Diluted earnings per share was $1.17 and $1.13 for the three months ended September 30, 2026 and 2025, respectively. Diluted earnings per share was $3.38 and $3.07 for the nine months ended September 30, 2026 and 2025, respectively. For the three and nine months ended September 30, 2025, the Company incurred merger-related expenses of zero and $2.6 million, respectively. The Company did not incur merger-related expenses during the three and nine months ended September 30, 2026. The merger-related expenses are included in noninterest expenses in the unaudited condensed consolidated statements of income.
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
Economic Climate, Inflation and Interest Rates
Preliminary real GDP increased at a rate of 3.4% on an annualized basis for the third quarter of 2026, which was an increase from 2.2% during the second quarter of 2026 and a decrease from 4.4% during the third quarter of 2025. The increase during the third quarter of 2026 compared to the second quarter of 2026 was primarily due to increases in consumer and government spending, in addition to investments in private inventory and equipment, partially offset by a decline in exports. Within equipment, the primary drivers to the increase were within computers and peripheral equipment. Consumer spending was led by increases in healthcare services. Nondefense spending was impacted by the sale activity of crude oil.
The personal consumption expenditures ("PCE") price index increased by 2.1% in the third quarter of 2026 compared to an increase of 5.0% for the second quarter of 2026 and 2.8% during the third quarter of 2025. Excluding food and energy prices, the PCE price index increased by 2.5% in the third quarter of 2026, 3.3% in the second quarter of 2026 and 2.9% in the third quarter of 2025. The increases in the PCE price index reflect the rising costs from energy prices, which have been impacted by the geopolitical conflict in the Middle East, and pass-through costs on goods impacted by tariffs. Despite the inflationary pressures, consumer demand has allowed for prices to hold.
The national unemployment rate was 4.2% in September and June 2026 compared to 4.3% in September 2025. During the third quarter of 2026, there continued to be job gains in most labor categories. Within the Company's geographic footprint, the unemployment rate in Pennsylvania was 3.6% in September 2026 compared to 4.1% in June 2026 and 4.4% in September 2025. The Maryland unemployment rate was 3.9% in September 2026 compared to 4.3% in June 2026 and 4.3% in September 2025. These state-wide unemployment rates are consistent with those experienced by the counties in which the Company operates branches and other corporate offices.
At September 30, 2026, the 10-year Treasury bond yield was 5.29%, an increase from 4.44% at June 30, 2026 and 4.14% at December 31, 2025. Treasury yields were influenced by a variety of factors during the period, including inflation expectations, monetary policy expectations, energy prices and geopolitical developments.
During 2025, the FOMC implemented rate cuts of 25 basis points in September 2025, October 2025 and December 2025, reducing the target range to 3.50% to 3.75%. These changes were based on the FOMC's assessment of inflation, the unemployment rate and jobs report. In September 2026, the FOMC increased the rate by 25 basis points, which raised the target range to 3.75% to 4.00%, to contend with elevated inflation.
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
Critical Accounting Estimates
The Company’s accounting and reporting policies are in accordance with GAAP and follow accounting and reporting guidelines prescribed by bank regulatory authorities and general practices within the financial services industry in which it operates. Our financial position and results of operations are affected by management's application of accounting policies, including estimates, and assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the balance sheet date and through the date the financial statements are filed with the SEC. Different assumptions in the application of these policies could result in material changes in the consolidated financial position and/or consolidated results of operations and related disclosures. The more critical accounting estimates include accounting for business combinations, accounting for credit losses on loans and accounting for income taxes.

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
The valuations are based upon management’s assumptions of future growth rates, future attrition, discount rates and other relevant factors, which involve a significant level of estimation and uncertainty. In addition, management engaged independent third-party specialists to assist in the development of the fair values of the acquired assets and assumed liabilities. The preliminary estimates of fair values may be adjusted for a period of time subsequent to the acquisition date if new information is obtained about facts and circumstances that existed as of the merger date that, if known, would have affected the measurement of the amounts recognized as of that date. Adjustments would be recorded to goodwill during the current reporting period. Examples of the impacted acquired loans and assumed liabilities include loans, deposits, identifiable intangible assets, borrowings and certain other assets and liabilities. For the Merger, the measurement period to finalize the fair values of the acquired assets and assumed liabilities ended on June 30, 2025. No further adjustments to the fair values were recorded subsequent to twelve months following the Merger date.
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
Allowance for Credit Losses - Loans
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
The ACL on loans is measured on a collective basis when similar risk characteristics exist within the Company's loan segments. Each of these loan segments are broken down into multiple loan classes, which are characterized by loan type, collateral type, risk attributions and the manner in which management monitors the performance of the borrower. The risks associated with lending activities differ and are subject to the impact of changes in interest rates, market conditions, the collateral securing the loans, and general economic conditions. Any of these factors may adversely impact a borrower’s ability to repay loans, and also impact the associated collateral.
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
The ACL for loans collectively evaluated is measured using a lifetime expected loss rate model under the vendor's neutral scenario that considers historical loss performance and past events in addition to forecasts of future economic conditions. The Company elected to use the DCF methodology for the quantitative analysis for the majority of its loan segments, which applies the probability of default to future cash flows, using a loss driver model and loss given default factors, and then adjusts to the net present value to derive the required reserve. The probability of default estimates are derived through the application of reasonable and supportable economic forecasts to the regression models, which incorporates the Company's and peer loss-rate data, unemployment rate and GDP and can be obtained from the Federal Reserve Economic Database. The reasonable and supportable forecasts of the selected economic metrics are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The prepayment and curtailment assumptions adjust the contractual terms of the loan to arrive at the expected cash flows. The model incorporates an annualized prepayment rate and a twelve-month rate for curtailment based on a "statistical tendency to repay." Changes in the prepayment and curtailment speeds that vary from the current model inputs could result in inaccurate expected credit losses. The development and validation of credit models also included determining the length of the reasonable and supportable forecast and regression period and utilizing national peer group historical loss rates, which a four-quarter forecast period followed by a four-quarter straight-line reversion period were applied. The regression period is the historical timeframe used to establish a statistical relationship between macroeconomic factors and historical loan losses.
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

RESULTS OF OPERATIONS
Three months ended September 30, 2026 compared with three months ended September 30, 2025
Summary
Net income totaled $22.8 million for the three months ended September 30, 2026 compared to net income of $21.9 million for the same period in 2025. Diluted earnings per share for the three months ended September 30, 2026 totaled $1.17 compared to $1.13 for the three months ended September 30, 2025.
Net interest income totaled $53.3 million for the three months ended September 30, 2026 compared to $51.0 million for the three months ended September 30, 2025. Net provision for credit losses on loans and unfunded loan commitments totaled $1.0 million and $396 thousand for the three months ended September 30, 2026 and 2025, respectively. Noninterest income totaled $13.4 million for both the three months ended September 30, 2026 and 2025. Noninterest expenses totaled $37.3 million for the three months ended September 30, 2026 compared to $36.3 million for the three months ended September 30, 2025.
Income tax expense was $5.5 million for the three months ended September 30, 2026 compared to $5.8 million for the three months ended September 30, 2025. The Company's effective tax rate was 19.4% for the three months ended September 30, 2026 compared to 21.0% for the three months ended September 30, 2025.
Net Interest Income
Net interest income increased by $2.3 million from $51.0 million for the three months ended September 30, 2025 to $53.3 million for the three months ended September 30, 2026. Interest income on loans increased by $703 thousand from $65.8 million for the three months ended September 30, 2025 to $66.5 million for the three months ended September 30, 2026. Interest income on investment securities increased by $467 thousand from $10.2 million for the three months ended September 30, 2025 to $10.7 million for the three months ended September 30, 2026. Total interest expense decreased by $1.7 million from $26.1 million for the three months ended September 30, 2025 to $24.4 million for the three months ended September 30, 2026. Interest expense on deposits decreased by $1.3 million from $22.6 million for the three months ended September 30, 2025 to $21.3 million for the three months ended September 30, 2026. Interest expense on borrowings decreased by $348 thousand to $3.1 million for the three months ended September 30, 2026 compared to $3.5 million for the three months ended September 30, 2025.

The following table presents net interest income, net interest spread and net interest margin for the three months ended September 30, 2026 and 2025 on a taxable-equivalent basis:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$62,164	$567	3.62%	$101,728	$1,123	4.38%
Investment securities (1)(2)	973,344	11,064	4.54	906,399	10,593	4.67
Loans (1)(3)(4)(5)	4,167,877	66,679	6.35	3,979,044	65,975	6.58
Total interest-earning assets	5,203,385	78,310	5.98	4,987,171	77,691	6.19
Other assets	436,997			433,659
Total	$5,640,382			$5,420,830
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$2,593,059	13,681	2.09	$2,450,034	14,145	2.29
Savings deposits	254,541	126	0.20	264,761	164	0.25
Time deposits	863,559	7,462	3.43	897,416	8,330	3.68
Total interest-bearing deposits	3,711,159	21,269	2.27	3,612,211	22,639	2.49
Securities sold under agreements to repurchase and federal funds purchased	2,535	6	0.85	27,772	107	1.53
FHLB advances and other borrowings	306,346	2,931	3.80	168,939	1,791	4.21
Subordinated notes and trust preferred debt	8,069	210	10.29	68,749	1,597	9.21
Total interest-bearing liabilities	4,028,109	24,416	2.40	3,877,671	26,134	2.67
Noninterest-bearing demand deposits	910,748			902,128
Other liabilities	82,378			89,086
Total liabilities	5,021,235			4,868,885
Shareholders’ equity	619,147			551,945
Total	$5,640,382			$5,420,830
Taxable-equivalent net interest income / net interest spread		53,894	3.58%		51,557	3.52%
Taxable-equivalent net interest margin			4.12%			4.11%
Taxable-equivalent adjustment		(574)			(569)
Net interest income		$53,320			$50,988

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balance of investment securities is computed at fair value.
(3)	Average balances include nonaccrual loans.
(4)	Interest income on loans includes prepayment and late fees, where applicable.
(5)	Interest income on loans includes accretion on purchase accounting marks of $3.9 million and $5.3 million for the three months ended September 30, 2026 and 2025, respectively.

	Three Months Ended September 30, 2026 Versus 2025 Increase (Decrease) Due to Change In
(in thousands)	Average Volume	Average Rate	Total
Interest Income
Federal funds sold and interest-bearing bank balances	$(437)	$(119)	$(556)
Taxable securities	734	(199)	535
Tax-exempt securities	54	(118)	(64)
Loans	3,131	(2,427)	704
Total interest income	3,482	(2,863)	619
Interest Expense
Interest-bearing demand deposits	826	(1,290)	(464)
Savings deposits	(6)	(32)	(38)
Time deposits	(314)	(554)	(868)
Total interest-bearing deposits	506	(1,876)	(1,370)
Securities sold under agreements to repurchase and federal funds purchased	(97)	(4)	(101)
FHLB advances and other borrowings	1,457	(317)	1,140
Subordinated notes and trust preferred debt	(1,410)	23	(1,387)
Total interest expense	456	(2,174)	(1,718)
Taxable-Equivalent Net Interest Income	$3,026	$(689)	$2,337
Net interest income on a taxable-equivalent basis increased by $2.3 million to $53.9 million for the three months ended September 30, 2026 from $51.6 million for the three months ended September 30, 2025. The Company's net interest spread increased by six basis points from 3.52% for the three months ended September 30, 2025 to 3.58% for the three months ended September 30, 2026.
Taxable-equivalent net interest margin increased by one basis point to 4.12% for the three months ended September 30, 2026 from 4.11% for the three months ended September 30, 2025. The taxable-equivalent yield on interest-earning assets decreased by 21 basis points from 6.19% for the three months ended September 30, 2025 to 5.98% for the three months ended September 30, 2026 due primarily to the three reductions in the Fed Funds rate from September 2025 through December 2025. The net accretion impact of purchase accounting marks on loans, securities, deposits and borrowings was $4.6 million during the three months ended September 30, 2026 compared to $5.8 million during the three months ended September 30, 2025. The cost of interest-bearing liabilities decreased by 27 basis points from 2.67% for the three months ended September 30, 2025 to 2.40% for the three months ended September 30, 2026 due primarily to the Fed Funds rate reductions. Net interest margin benefited from a decrease of 16 basis points in the cost of deposits from 1.99% for the three months ended September 30, 2025 to 1.83% for the three months ended September 30, 2026, reflecting the impact of deposit rate reductions over that time period and the runoff of higher rate time deposits. On June 30, 2026, the Company redeemed its subordinated notes and did not incur interest expense on such notes during the third quarter of 2026. For the three months ended September 30, 2025, interest expense on such notes, inclusive of amortization expense on debt issuance costs and fair value marks, totaled $1.4 million.
Average loans increased by $188.8 million from $4.0 billion for the three months ended September 30, 2025 to $4.2 billion for the three months ended September 30, 2026. Average investment securities increased by $66.9 million from $906.4 million for the three months ended September 30, 2025 to $973.3 million for the three months ended September 30, 2026. Average interest-bearing liabilities increased by $150.4 million to $4.0 billion for the three months ended September 30, 2026 from $3.9 billion for the three months ended September 30, 2025.
The yield on loans decreased by 23 basis points to 6.35% for the three months ended September 30, 2026 compared to 6.58% for the three months ended September 30, 2025 due to the impact of a decline in the Fed Funds rate during the fourth quarter of 2025 and the decrease in the accretion income recognized on fair value marks to acquired loans, partially offset by an increase in the average loan balances.

The average balance of commercial loans increased by $108.2 million to $3.2 billion for the three months ended September 30, 2026 from $3.1 billion for the three months ended September 30, 2025. Average residential mortgage loans increased by $29.1 million from $500.5 million during the three months ended September 30, 2025 to $529.6 million during the three months ended September 30, 2026. Average home equity loans increased by $54.1 million from $297.2 million for the three months ended September 30, 2025 to $351.3 million for the three months ended September 30, 2026, which includes purchases of home equity lines of credit during the third quarter of 2026. Average installment and other consumer loans decreased by $2.6 million from $42.0 million for the three months ended September 30, 2025 to $39.4 million for the three months ended September 30, 2026.
Accretion of purchase accounting adjustments on loans included in interest income was $3.9 million and $5.3 million for the three months ended September 30, 2026 and 2025, respectively. Accelerated accretion on loans totaled $1.2 million and $1.4 million for the three months ended September 30, 2026 and 2025, respectively. Prepayment fee income on loans increased from $318 thousand for the three months ended September 30, 2025 to $677 thousand for the three months ended September 30, 2026.
Interest income on investment securities on a tax-equivalent basis increased by $471 thousand to $11.1 million for the three months ended September 30, 2026 from $10.6 million for the three months ended September 30, 2025, with the taxable equivalent yield decreasing from 4.67% for the three months ended September 30, 2025 to 4.54% for the three months ended September 30, 2026. The 13 basis point decrease reflects the impact from the decline in market interest rates. Accretion on acquired investment securities was $785 thousand for the three months ended September 30, 2026 compared to $806 thousand for the three months ended September 30, 2025. The average balance of investment securities increased by $66.9 million to $973.3 million for the three months ended September 30, 2026 from $906.4 million for the three months ended September 30, 2025 due primarily to investment security purchases. During the three months ended September 30, 2026, the Company did not sell any investment securities. During the three months ended September 30, 2025, the Company sold $41.6 million in GSE residential MBS securities, which resulted in a gain of $44 thousand.
Interest income on federal funds sold and interest-bearing bank balances on a tax-equivalent basis decreased by $556 thousand to $567 thousand for the three months ended September 30, 2026 from $1.1 million for the three months ended September 30, 2025. The average balance of federal funds sold and interest-bearing bank balances decreased by $39.6 million from $101.7 million for the three months ended September 30, 2025 to $62.2 million for the three months ended September 30, 2026, which was impacted by the increase in average loans and investment securities. This decrease was partially offset by the increase in average interest-bearing liabilities. The FOMC had cut the Federal Funds rate by 75 basis points from September 2025 to December 2025, followed by an increase in the rate of 25 basis points in September 2026.
Interest expense on interest-bearing liabilities decreased by $1.7 million from $26.1 million for the three months ended September 30, 2025 to $24.4 million for the three months ended September 30, 2026. The cost of interest-bearing liabilities decreased by 27 basis points from 2.67% for the three months ended September 30, 2025 to 2.40% for the three months ended September 30, 2026, reflecting the impact of deposit rate reductions and the runoff of higher rate time deposits, in addition to the subordinated notes redemption on June 30, 2026, partially offset by the increase in the average balance of interest-bearing deposits and FHLB advances.
Interest expense on deposits was $21.3 million for the three months ended September 30, 2026 compared to $22.6 million for the three months ended September 30, 2025. The cost of deposits was 1.83% for the three months ended September 30, 2026 compared to 1.99% for the three months ended September 30, 2025. The average balance of interest-bearing deposits increased by $98.9 million to $3.7 billion for the three months ended September 30, 2026 from $3.6 billion for the three months ended September 30, 2025. Average interest-bearing demand deposits increased by $143.0 million to $2.6 billion for the three months ended September 30, 2026 from $2.5 billion for the three months ended September 30, 2025. Average time deposits decreased by $33.8 million to $863.6 million for the three months ended September 30, 2026 from $897.4 million for the three months ended September 30, 2025. Average savings deposits decreased by $10.3 million to $254.5 million for the three months ended September 30, 2026 from $264.8 million for the three months ended September 30, 2025. Amortization of fair value marks on acquired time deposits was $18 thousand for the three months ended September 30, 2026 compared to $138 thousand for the three months ended September 30, 2025.
Interest expense on borrowings was $3.1 million for the three months ended September 30, 2026 compared to $3.5 million for the three months ended September 30, 2025. The cost of borrowings was 3.94% for the three months ended September 30, 2026 compared to 5.22% for the three months ended September 30, 2025. Average borrowings increased by $51.4 million from $265.5 million for the three months ended September 30, 2025 to $316.9 million for the three months ended September 30, 2026. Average borrowings included average FHLB advances and other borrowings of $306.3 million for the three months ended September 30, 2026, an increase of $137.4 million, from an average of $168.9 million for the three months ended September 30, 2025. The increase was due to higher utilization of borrowings primarily to fund loan growth. Average subordinated notes and trust preferred debt decreased by $60.6 million to $8.1 million for the three months ended September 30, 2026 from $68.7 million during the three months ended September 30, 2025.
At September 30, 2026, subordinated notes payable totaled zero. On June 30, 2026, the Company redeemed the $31.0 million outstanding 4.50% fixed-to-floating rate subordinated notes due December 9, 2030, which were assumed in the Merger. Previously, on September 30, 2025, the Company redeemed its $32.5 million outstanding 6.0% fixed-to-floating subordinated notes due December 30, 2028. The Company did not incur interest expense on subordinated notes during the three months ended September 30, 2026. The redemption of subordinated notes on September 30, 2025 resulted in the amortization of remaining debt issuance costs totaling $298 thousand for the three months ended September 30, 2025. The cost of the Company's subordinated notes was impacted by the interest rate on the $31.0 million subordinated notes, assumed from the Company's merger with Codorus Valley, converting to a variable rate on December 30, 2025. Amortization of fair value marks on acquired borrowings was $60 thousand and $153 thousand for the three months ended September 30, 2026 and 2025, respectively, which decreased due to the redemption of the subordinated notes.
Provision for Credit Losses
The ACL to total loan ratio was 1.11% at September 30, 2026 and 1.21% at September 30, 2025. The Company recorded a provision for credit losses on loans of $1.1 million for the three months ended September 30, 2026 compared to $396 thousand for the same period in 2025. There was a decrease of $84 thousand in the reserve for unfunded loan commitments during the three months ended September 30, 2026. There was no change in the reserve for unfunded loan commitments during the three months ended September 30, 2025.
The provision expense for the three months ended September 30, 2026 was due to loan growth of $95.3 million, net charge-offs and updates to our qualitative factors, partially offset by favorable GDP forecast and macroeconomic conditions.
Net charge-offs for the three months ended September 30, 2026 and 2025 totaled $1.0 million and $189 thousand, respectively. The gross charge-offs totaling $1.1 million during the third quarter of 2026 included charge-offs of $744 thousand between two commercial and industrial loans and a charge off of $234 thousand for one owner-occupied commercial real estate loan. Nonaccrual loans were 0.54% of gross loans at September 30, 2026, compared with 0.66% of gross loans at September 30, 2025.
The qualitative factor for Economic Conditions, which was at a minor level at June 30, 2026, was elevated during the third quarter of 2026 to a moderate risk level for all loan segments based on impact from the geopolitical conflict in the Middle East and inflationary pressures. The qualitative factor for Other External Factors, previously added at June 30, 2026, was subsequently removed during the third quarter of 2026. The qualitative factor for Delinquency and Classified Loan Trends was reduced to a minor level for the residential mortgage loan segment and removed for the acquisition and development loan segment based on sustained stabilization in credit quality. The qualitative factor for Collateral Valuation Trends, which was at a minor level at March 31, 2026, was reduced during the second quarter of 2026 to no risk level for the commercial real estate segment based on improved trends in collateral valuations as supported by the FRB's Financial Stability Report. The qualitative factor for Concentrations of Credit and Changes within Credit Concentrations, which was at a minor level at March 31, 2026, was reduced during the second quarter of 2026 to no risk level for the acquisition and development loan segment as the concentration as a percentage of total risk-based capital was below the Bank's risk indicator for consecutive periods.
For the three months ended September 30, 2025, the provision for credit losses increased primarily due to an increase in loans, primarily within commercial real estate loans. There was no change in qualitative factors during the third quarter of 2025.
Additional information is included in the "Credit Risk Management" section herein.

Noninterest Income
The following table compares noninterest income for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		$ Change	% Change
	2026	2025	2026-2025	2026-2025
Service charges on deposit accounts	$2,186	$2,014	$172	8.5%
Interchange income	1,597	1,620	(23)	(1.4)%
Other service charges, commissions and fees	730	983	(253)	(25.7)%
Swap fee income	436	816	(380)	(46.6)%
Trust and investment management income	3,870	3,636	234	6.4%
Brokerage income	2,098	1,641	457	27.8%
Mortgage banking activities	212	522	(310)	(59.4)%
Income from life insurance	1,410	1,471	(61)	(4.1)%
Other income	824	629	195	31.0%
Investment securities gains	15	50	(35)	(70.0)%
Total noninterest income	$13,378	$13,382	$(4)	—%
Noninterest income was $13.4 million for both the three months ended September 30, 2026 and 2025. The following were significant components which changed in this line item:
•Wealth management income, which includes trust and investment management income and brokerage income, increased by $691 thousand due to market growth and new production.
•Swap fee income decreased by $380 thousand. Swap fee income will fluctuate based on market conditions and client demand.
•Mortgage banking income decreased by $310 thousand due to a reduction in loan sale activity and a decrease in the fair value adjustment of loans held-for-sale and interest rate lock commitments due to rising market interest rates in the three months ended September 30, 2026.
•Other line items within noninterest income showed fluctuations attributable to normal business operations.
Noninterest Expenses
The following table compares noninterest expenses for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		$ Change	% Change
	2026	2025	2026-2025	2026-2025
Salaries and employee benefits	$22,400	$21,439	$961	4.5%
Occupancy	2,092	1,907	185	9.7%
Furniture and equipment	2,017	2,168	(151)	(7.0)%
Data processing	1,752	1,116	636	57.0%
Automated teller machine and interchange fees	1,106	892	214	24.0%
Advertising and bank promotions	423	154	269	174.7%
FDIC insurance	627	652	(25)	(3.8)%
Professional services	1,015	1,703	(688)	(40.4)%
Directors' compensation	377	350	27	7.7%
Taxes other than income	1,022	828	194	23.4%
Intangible asset amortization	2,115	2,410	(295)	(12.2)%
Other operating expenses	2,388	2,678	(290)	(10.8)%
Total noninterest expenses	$37,334	$36,297	$1,037	2.9%

Noninterest expenses increased by $1.0 million from $36.3 million for the three months ended September 30, 2025 to $37.3 million for the three months ended September 30, 2026. The following were additional significant components of the change in this line item:
•Salaries and employee benefits expense increased by $961 thousand due to staff additions that filled vacancies, thereby reducing use of third-party consultants, and merit salary increases effective in May of 2026.
•Data processing expenses increased by $636 thousand due to investments in technology as the Company focuses on the evolving needs of its clients.
•Advertising and bank promotions expense increased by $269 thousand driven by marketing campaigns designed to expand brand awareness and support growth within our footprint.
•Automated teller machine and interchange fee expense increased by $214 thousand due to an increase in costs incurred for enhanced ATM services.
•Professional services expense decreased by $688 thousand. The Company continues to focus on reducing third-party utilization.
•Other operating expenses decreased by $290 thousand due primarily to the decrease in credit valuation adjustments on non-hedging derivatives.
•Other line items within noninterest expense showed fluctuations attributable to normal business operations.
Income Tax Expense
Income tax expense totaled $5.5 million, an effective tax rate of 19.4%, for the three months ended September 30, 2026 compared to income tax expense of $5.8 million and an effective tax rate of 21.0% for the three months ended September 30, 2025. The Company’s effective tax rate is less than the 21% federal statutory rate primarily due to the purchase of federal income tax credits, which reduced income tax expense by $356 thousand during the three months ended September 30, 2026. In addition, the effective tax rate was impacted by tax-exempt income, including interest earned on tax-exempt loans and securities and non-taxable income from life insurance policies and tax credits partially offset by the disallowed portion of interest expense against earnings in association with the Bank's tax-exempt investments under the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA") and other nondeductible items.
Nine months ended September 30, 2026 compared with nine months ended September 30, 2025
Summary
Net income totaled $65.8 million for the nine months ended September 30, 2026 compared to $59.4 million for the same period in 2025. Diluted earnings per share for the nine months ended September 30, 2026 totaled $3.38 compared to $3.07 for the nine months ended September 30, 2025. For the nine months ended September 30, 2026 and 2025, the Company incurred merger-related expenses of zero and $2.6 million, respectively, which were included in noninterest expenses of the unaudited condensed consolidated statements of income. For the nine months ended September 30, 2025, excluding these non-recurring expenses, net income and diluted earnings per common share totaled $61.4 million and $3.17, respectively. See “Supplemental Reporting of Non-GAAP Measures” for additional information.
Net interest income totaled $151.2 million for the nine months ended September 30, 2026 compared to $149.3 million for the nine months ended September 30, 2025. Net provision for credit losses on loans and unfunded loan commitments included an expense of $1.7 million and a net recovery of $49 thousand for the nine months ended September 30, 2026 and 2025, respectively. Noninterest income totaled $42.8 million and $37.9 million for the nine months ended September 30, 2026 and 2025, respectively. Noninterest expenses totaled $111.7 million and $112.1 million for the nine months ended September 30, 2026 and 2025, respectively.
Income tax expense totaled $14.7 million and $15.8 million for the nine months ended September 30, 2026 and 2025, respectively. The Company's effective tax rate was 18.3% for the nine months ended September 30, 2026 compared to 21.0% for the nine months ended September 30, 2025.

Net Interest Income
Net interest income increased by $1.9 million from $149.3 million for the nine months ended September 30, 2025 to $151.2 million for the nine months ended September 30, 2026. Interest income on loans increased by $545 thousand from $192.2 million for the nine months ended September 30, 2025 to $192.8 million for the nine months ended September 30, 2026. Interest income on investment securities increased by $1.8 million from $30.4 million for the nine months ended September 30, 2025 to $32.2 million for the nine months ended September 30, 2026. Total interest expense decreased by $2.6 million from $78.2 million for the nine months ended September 30, 2025 to $75.6 million for the nine months ended September 30, 2026. Interest expense on deposits decreased by $4.9 million from $69.8 million for the nine months ended September 30, 2025 to $64.9 million for the nine months ended September 30, 2026. Interest expense on borrowings increased by $2.2 million from $8.5 million in the nine months ended September 30, 2025 to $10.7 million for the nine months ended September 30, 2026.
The following table presents net interest income, net interest spread and net interest margin for the nine months ended September 30, 2026 and 2025 on a taxable-equivalent basis:

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$67,316	$1,843	3.66%	$146,688	$4,904	4.47%
Investment securities (1)(2)	976,406	33,238	4.54	892,033	31,379	4.69
Loans (1)(3)(4)(5)	4,105,041	193,435	6.30	3,928,159	192,858	6.56
Total interest-earning assets	5,148,763	228,516	5.93	4,966,880	229,141	6.17
Other assets	428,944			440,153
Total	$5,577,707			$5,407,033
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$2,568,637	41,105	2.14	$2,462,336	42,181	2.29
Savings deposits	258,261	398	0.21	268,966	494	0.25
Time deposits	890,123	23,439	3.52	927,232	27,079	3.90
Total interest-bearing deposits	3,717,021	64,942	2.34	3,658,534	69,754	2.55
Securities sold under agreements to repurchase and federal funds purchased	12,667	132	1.39	26,623	297	1.49
FHLB advances and other borrowings	243,691	6,921	3.80	128,827	3,939	4.09
Subordinated notes and trust preferred debt (6)	27,196	3,651	17.95	68,799	4,223	8.21
Total interest-bearing liabilities	4,000,575	75,646	2.53	3,882,783	78,213	2.69
Noninterest-bearing demand deposits	883,735			898,015
Other liabilities	84,466			89,025
Total liabilities	4,968,776			4,869,823
Shareholders’ equity	608,931			537,210
Total	$5,577,707			$5,407,033
Taxable-equivalent net interest income / net interest spread		152,870	3.40%		150,928	3.47%
Taxable-equivalent net interest margin			3.97%			4.06%
Taxable-equivalent adjustment		(1,714)			(1,667)
Net interest income		$151,156			$149,261

NOTES TO ANALYSIS OF NET INTEREST INCOME:
(1)	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2)	Average balance of investment securities is computed at fair value.
(3)	Average balances include nonaccrual loans.
(4)	Interest income on loans includes prepayment and late fees, where applicable.
(5)	Interest income on loans includes accretion on purchase accounting marks of $12.4 million and $16.7 million for the nine months ended September 30, 2026 and 2025, respectively.
(6)	Interest expense includes accelerated amortization of the fair value mark from the redeemed subordinated notes of $1.6 million for the nine months ended September 30, 2026.

The following table presents the impact of rate and volume on the change in taxable-equivalent net interest income for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2026:

	Nine Months Ended September 30, 2026 Versus 2025 Increase (Decrease) Due to Change In
	Average Volume	Average Rate	Total
Interest Income
Federal funds sold and interest-bearing bank balances	$(2,654)	$(407)	$(3,061)
Taxable securities	2,892	(951)	1,941
Tax-exempt securities	117	(199)	(82)
Loans	8,684	(8,107)	577
Total interest income	9,039	(9,664)	(625)
Interest Expense
Interest-bearing demand deposits	1,821	(2,897)	(1,076)
Savings deposits	(20)	(76)	(96)
Time deposits	(1,084)	(2,556)	(3,640)
Total interest-bearing deposits	717	(5,529)	(4,812)
Securities sold under agreements to repurchase and federal funds purchased	(156)	(9)	(165)
FHLB advances and other borrowings	3,512	(530)	2,982
Subordinated notes and trust preferred debt	(2,554)	1,982	(572)
Total interest expense	1,519	(4,086)	(2,567)
Taxable-Equivalent Net Interest Income	$7,520	$(5,578)	$1,942
Net interest income on a taxable-equivalent basis increased by $2.0 million to $152.9 million for the nine months ended September 30, 2026 from $150.9 million for the nine months ended September 30, 2025. The Company's net interest spread decreased by seven basis points from 3.47% for the nine months ended September 30, 2025 to 3.40% for the nine months ended September 30, 2026.
Taxable-equivalent net interest margin decreased by nine basis points to 3.97% for the nine months ended September 30, 2026 from 4.06% for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, the Company redeemed the subordinated notes and accelerated the amortization of the related fair value mark of $1.6 million to interest expense, which reduced net interest margin by four basis points. Excluding the accelerated amortization of the fair value mark on the redeemed subordinated notes, net interest margin was 4.01% for the nine months ended September 30, 2026. See “Supplemental Reporting of Non-GAAP Measures” for additional information.
The taxable-equivalent yield on interest-earning assets decreased by 24 basis points from 6.17% for the nine months ended September 30, 2025 to 5.93% for the nine months ended September 30, 2026 due primarily to the impact of the three declines in the Fed Funds rate from September 2025 to December 2025. The net accretion impact of purchase accounting marks on loans, securities, deposits and borrowings was $12.5 million during the nine months ended September 30, 2026 compared to $17.9 million during the nine months ended September 30, 2025. The cost of interest-bearing liabilities decreased by 16 basis points from 2.69% for the nine months ended September 30, 2025 to 2.53% for the nine months ended September 30, 2026 due primarily to the Fed Funds rate reductions. The net interest margin benefited from the decrease of 16 basis points in the cost of deposits from 2.05% for the nine months ended September 30, 2025 to 1.89% for the nine months ended September 30, 2026, reflecting the impact of deposit rate reductions over that time period and the runoff of higher rate time deposits. The decrease was also due to the accelerated amortization of the fair value mark of $1.6 million on the subordinated notes redeemed on June 30, 2026.
Average loans increased by $176.9 million to $4.1 billion for the nine months ended September 30, 2026 from $3.9 billion for the nine months ended September 30, 2025. Average investment securities increased by $84.4 million to $976.4 million for the nine months ended September 30, 2026 from $892.0 million for the nine months ended September 30, 2025. Average interest-bearing liabilities increased by $117.8 million to $4.0 billion for the nine months ended September 30, 2026 from $3.9 billion for the nine months ended September 30, 2025.

The average yield on loans decreased by 26 basis points to 6.30% for the nine months ended September 30, 2026 compared to 6.56% for the nine months ended September 30, 2025 primarily due to the impact of a decline in the Fed Funds rate and the decrease in the accretion income recognized on fair value marks to acquired loans, partially offset by an increase in the average loan balances.
The average balance of commercial loans increased by $103.5 million from $3.1 billion for the nine months ended September 30, 2025 to $3.2 billion for the nine months ended September 30, 2026. Average residential mortgage loans increased by $39.4 million from $478.6 million during the nine months ended September 30, 2025 to $518.0 million during the nine months ended September 30, 2026. Average home equity loans increased by $37.7 million from $292.0 million for the nine months ended September 30, 2025 to $329.7 million for the nine months ended September 30, 2026, which includes purchases of home equity lines of credit during the third quarter of 2026. Average installment and other consumer loans decreased by $3.7 million from $43.9 million for the nine months ended September 30, 2025 to $40.2 million for the nine months ended September 30, 2026.
Accretion of purchase accounting adjustments on loans included in interest income was $12.4 million and $16.7 million for the nine months ended September 30, 2026 and 2025, respectively, which included accelerated accretion totaling $3.0 million and $4.1 million during the nine months ended September 30, 2026 and 2025, respectively. Prepayment fee income on loans increased from $1.1 million for the nine months ended September 30, 2025 to $1.6 million for the nine months ended September 30, 2026.
Interest income on investment securities on a tax-equivalent basis increased by $1.8 million to $33.2 million for the nine months ended September 30, 2026 from $31.4 million for the nine months ended September 30, 2025, with the taxable equivalent yield decreasing from 4.69% for the nine months ended September 30, 2025 to 4.54% for the nine months ended September 30, 2026. The 15 basis point decrease primarily reflects the impact from the decline in the market interest rates. Accretion on acquired investment securities was $2.2 million for the nine months ended September 30, 2026 compared to $2.4 million for the nine months ended September 30, 2025. The average balance of investment securities increased by $84.4 million to $976.4 million for the nine months ended September 30, 2026 from $892.0 million for the nine months ended September 30, 2025 due primarily to investment security purchases. During the nine months ended September 30, 2026, the Company did not sell any investment securities. During the nine months ended September 30, 2025, the Company sold $41.6 million in GSE residential MBS securities, which resulted in a gain of $44 thousand.
Interest income on federal funds sold and interest-bearing bank balances on a tax-equivalent basis decreased by $3.1 million to $1.8 million for the nine months ended September 30, 2026 from $4.9 million for the nine months ended September 30, 2025. The average balance of federal funds sold and interest-bearing bank balances decreased by $79.4 million from $146.7 million for the nine months ended September 30, 2025 to $67.3 million for the nine months ended September 30, 2026, which was impacted by the increase in average loans and investment securities. This decrease was partially offset by the increase in average interest-bearing liabilities. The FOMC had cut the Federal Funds rate by 75 basis points from September 2025 to December 2025, followed by an increase of 25 basis points in the rate in September 2026.
Interest expense on interest-bearing liabilities decreased by $2.6 million from $78.2 million for the nine months ended September 30, 2025 to $75.6 million for the nine months ended September 30, 2026. The cost of interest-bearing liabilities decreased by 16 basis points from 2.69% for the nine months ended September 30, 2025 to 2.53% for the nine months ended September 30, 2026 reflecting the impact of deposit rate reductions and the runoff of higher rate time deposits, in addition to the subordinated notes redemptions, partially offset by the increase in the average balance of interest-bearing deposits and FHLB advances.
Interest expense on deposits was $64.9 million for the nine months ended September 30, 2026 compared to $69.8 million for the nine months ended September 30, 2025. The cost of deposits was 1.89% for the nine months ended September 30, 2026 compared to 2.05% for the nine months ended September 30, 2025. Average interest-bearing demand deposits increased by $106.3 million and totaled $2.6 billion for the nine months ended September 30, 2026 compared to $2.5 billion for the nine months ended September 30, 2025. The average balance of interest-bearing deposits increased by $58.5 million and totaled $3.7 billion for both the nine months ended September 30, 2026 and 2025. Average time deposits decreased by $37.1 million to $890.1 million for the nine months ended September 30, 2026 from $927.2 million for the nine months ended September 30, 2025. Average savings deposits decreased by $10.7 million to $258.3 million for the nine months ended September 30, 2026 from $269.0 million for the nine months ended September 30, 2025. Amortization of fair value marks on acquired time deposits was $81 thousand for the nine months ended September 30, 2026 compared to $845 thousand for the nine months ended September 30, 2025.

Interest expense on borrowings increased by $2.2 million to $10.7 million for the nine months ended September 30, 2026 from $8.5 million for the nine months ended September 30, 2025. The cost of borrowings was 5.05% for the nine months ended September 30, 2026 compared to 5.04% for the nine months ended September 30, 2025.
Average borrowings increased by $59.3 million from $224.3 million for the nine months ended September 30, 2025 to $283.6 million for the nine months ended September 30, 2026. Average borrowings included average FHLB advances and other borrowings of $243.7 million for the nine months ended September 30, 2026, an increase of $114.9 million, from an average of $128.8 million for the nine months ended September 30, 2025. The increase was due to higher utilization of borrowings primarily to fund loan growth. Average subordinated notes and trust preferred debt decreased by $41.6 million to $27.2 million for the nine months ended September 30, 2026 from $68.8 million during the nine months ended September 30, 2025.
At September 30, 2026, subordinated notes payable totaled zero. On June 30, 2026, the Company redeemed the $31.0 million outstanding 4.50% fixed-to-floating rate subordinated notes due December 9, 2030, which were assumed in the Merger. Previously, on September 30, 2025, the Company redeemed its $32.5 million outstanding 6.0% fixed-to-floating subordinated notes due December 30, 2028. The redemption of subordinated notes on June 30, 2026 resulted in the accelerated amortization of the remaining fair value mark totaling $1.6 million, which increased the cost of borrowings by 60 basis points during the nine months ended September 30, 2026. The amortization of the remaining unamortized debt issuance costs of $335 thousand from the redemption of subordinated notes on September 30, 2025 increased the cost of borrowings by 17 basis points during the nine months ended September 30, 2025. Amortization of fair value marks on acquired borrowings was $2.0 million and $455 thousand for the nine months ended September 30, 2026 and 2025, respectively, which increased due to the redemption of the subordinated notes in 2026.
Provision for Credit Losses
The ACL to total loan ratio was 1.11% at September 30, 2026 compared to 1.21% at September 30, 2025. The Company recorded a provision for credit losses on loans of $2.2 million for the nine months ended September 30, 2026 compared to a recovery of $51 thousand for the same period in 2025. The recovery of credit losses on unfunded loan commitments was $460 thousand and $100 thousand during the nine months ended September 30, 2026 and 2025, respectively.
The provision expense for the three months ended September 30, 2026 was due to loan growth of $187.7 million, net charge-offs and updates to our qualitative factors, partially offset by favorable GDP forecast and macroeconomic conditions.
Net charge-offs for the nine months ended September 30, 2026 and 2025 totaled $3.1 million and $635 thousand, respectively. The gross charge-offs totaling $3.3 million during the nine months ended September 30, 2026 included charge-offs of $2.0 million from commercial and industrial loans, $668 thousand for a commercial and land development loan and $234 thousand for one owner-occupied commercial real estate loan. Nonaccrual loans were 0.54% of gross loans at September 30, 2026 compared with 0.66% of gross loans at September 30, 2025.
During the first quarter of 2026, the provision for credit losses was impacted by an update to the Bank's peer group and loss driver factors, in addition to a reduction in prepayment speed assumptions, within the quantitative model due to current economic conditions, which were partially offset by an improvement in the gross domestic product forecast.
The qualitative factor for Economic Conditions, which was at a minor level at June 30, 2026, was elevated during the third quarter of 2026 to a moderate risk level for all loan segments based on impact from the geopolitical conflict in the Middle East and inflationary pressures. The qualitative factor for Other External Factors, previously added at June 30, 2026, was subsequently removed during the third quarter of 2026. The qualitative factor for Delinquency and Classified Loan Trends was reduced to a minor level for the residential mortgage loan segment and removed for the acquisition and development loan segment based on sustained stabilization in credit quality.
During the second quarter of 2026, the qualitative factor for Collateral Valuation Trends, which was at a minor level as of March 31, 2026 and December 31, 2025, was reduced to no risk level for the commercial real estate segment based on improved trends in collateral valuations as supported by the FRB's Financial Stability Report. The qualitative factor for Concentrations of Credit and Changes within Credit Concentrations, which was at a minor level at March 31, 2026, was reduced to no risk level for the acquisition and development loan segment as the concentration as a percentage of total risk-based capital was below the Bank's risk indicator for consecutive periods. A qualitative factor for Other External Factors was increased to a minor level for all loan classes based on the potential impact to loan performance from the uncertainty stemming from the geopolitical conflict in the Middle East and inflationary pressures.
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
Additional information is included in the "Credit Risk Management" section herein.
Noninterest Income
The following table compares noninterest income for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		$ Change	% Change
	2026	2025	2026-2025	2026-2025
Service charges on deposit accounts	$6,507	$5,975	$532	8.9%
Interchange income	4,712	4,488	224	5.0%
Other service charges, commissions and fees	2,014	2,047	(33)	(1.6)%
Swap fee income	2,426	1,879	547	29.1%
Trust and investment management income	11,686	11,184	502	4.5%
Brokerage income	5,785	4,775	1,010	21.2%
Mortgage banking activities	974	1,302	(328)	(25.2)%
Income from life insurance	6,547	4,071	2,476	60.8%
Other income	2,070	2,129	(59)	(2.8)%
Investment securities gains	70	71	(1)	(1.4)%
Total noninterest income	$42,791	$37,921	$4,870	12.8%

Noninterest income increased by $4.9 million from $37.9 million for the nine months ended September 30, 2025 to $42.8 million for the nine months ended September 30, 2026. The following were significant components of the change in this line item:
•The increase of $2.5 million in income from life insurance was due primarily to $2.4 million of death benefits from life insurance contracts recognized during the first quarter of 2026.
•Wealth management income, which includes trust and investment management income and brokerage income, increased by $1.5 million due to market growth and new production.
•Service charges on deposits increased by $532 thousand due to an increase in cash management services and other deposit fees.
•Swap fee income increased by $547 thousand due to higher swap volume. Swap fee income will fluctuate based on market conditions and client demand.
•Mortgage banking activities decreased by $328 thousand due to a reduction in loan sale activity and a decrease in the fair value adjustment of loans held-for-sale and interest rate lock commitments due to rising market interest rates in the nine months ended September 30, 2026.

•Other line items within noninterest income showed fluctuations attributable to normal business operations.
Noninterest Expenses
The following table compares noninterest expenses for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		$ Change	% Change
	2026	2025	2026-2025	2026-2025
Salaries and employee benefits	$65,786	$63,191	$2,595	4.1%
Occupancy	6,056	5,567	489	8.8%
Furniture and equipment	6,161	7,394	(1,233)	(16.7)%
Data processing	4,992	3,005	1,987	66.1%
Automated teller machine and interchange fees	3,412	2,184	1,228	56.2%
Advertising and bank promotions	2,232	1,730	502	29.0%
FDIC insurance	1,810	2,150	(340)	(15.8)%
Professional services	3,438	5,545	(2,107)	(38.0)%
Directors' compensation	1,180	854	326	38.2%
Taxes other than income	2,439	2,065	374	18.1%
Intangible asset amortization	6,533	7,417	(884)	(11.9)%
Merger-related expenses	—	2,617	(2,617)	(100.0)%
Restructuring expenses	—	91	(91)	(100.0)%
Other operating expenses	7,689	8,277	(588)	(7.1)%
Total noninterest expenses	$111,728	$112,087	$(359)	(0.3)%
Noninterest expenses decreased by $359 thousand from $112.1 million for the nine months ended September 30, 2025 to $111.7 million for the nine months ended September 30, 2026. The following were additional significant components of the change in this line item:
•During the first half of 2025, the Company incurred merger-related expenses of $2.6 million, which included software conversion costs and professional fees, including audit fees, incurred in connection with the Merger.
•Professional services expense decreased by $2.1 million. The Company continues to focus on reducing third-party utilization.
•Furniture and equipment expense decreased by $1.2 million due primarily to post-Merger efficiencies.
•FDIC insurance expense decreased by $340 thousand due primarily to a decrease in the assessment rate caused by improvements in profitability and the capital adequacy factors.
•Other operating expenses decreased by $588 thousand primarily due to a decrease in credit valuation adjustments on non-hedging derivatives of $1.0 million, partially offset by a decrease in the sales tax credits received from the Commonwealth of Pennsylvania. During the nine months ended September 30, 2026, the Bank received sales tax credits of $368 thousand, a decrease of $305 thousand, compared to $673 thousand received during the nine months ended September 30, 2025.
•Salaries and employee benefits expense increased by $2.6 million due to staff additions that filled vacancies, thereby reducing use of third-party consultants, in addition to increases in merit-based compensation effective in May.
•Data processing expense increased by $2.0 million due to investments in technology as the Company focuses on the evolving needs of its clients.
•ATM and interchange fee expense increased by $1.2 million due to an increase in debit card activity and costs incurred for enhanced ATM services.
•Advertising and bank promotions expense increased by $502 thousand driven by marketing campaigns designed to expand brand awareness and support growth within our footprint.
•Other line items within noninterest expense showed fluctuations attributable to normal business operations.

Income Tax Expense
Income tax expense totaled $14.7 million, an effective tax rate of 18.3%, for the nine months ended September 30, 2026 compared with $15.8 million and an effective tax rate of 21.0% for the nine months ended September 30, 2025. The Company’s effective tax rate is less than the 21% federal statutory rate primarily due to the purchase of federal income tax credits, which reduced income tax expense by $2.0 million. In addition, the effective tax rate is impacted by tax-exempt income, including interest earned on tax-exempt loans and securities and non-taxable income from life insurance policies and tax credits partially offset by the disallowed portion of interest expense against earnings in association with the Bank's tax-exempt investments under TEFRA and other nondeductible items.
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
The Company has established investment policies and an asset management policy to assist in administering its investment portfolio. Decisions to purchase or sell these securities are based on economic conditions and management’s strategy to respond to changes in interest rates, liquidity, pledges to secure deposits and repurchase agreements and other factors while trying to maximize return on the investments. The Company may segregate its investment security portfolio into three categories: “securities held-to-maturity,” “trading securities” and “securities available-for-sale.” At September 30, 2026 and December 31, 2025, management classified the entire investment securities portfolio as AFS, which is accounted for at current market value with non-credit related losses and gains reported in OCI, net of income taxes.
The Company's investment securities portfolio includes debt investments that are subject to varying degrees of credit and market risks, which arise from general market conditions, and factors impacting specific industries, as well as news that may impact specific issues. Management monitors its debt securities, using various indicators in determining whether unrealized losses on debt securities are credit-related and require an ACL. These indicators include the amount of time the security has been in an unrealized loss position, the cause and extent of the unrealized loss and the credit quality of the issuer and underlying assets. In addition, management assesses whether it is likely the Company will have to sell the investment security prior to recovery, or it expects to be able to hold the investment security until the price recovers. The Company determined that the declines in market value were due to increases in interest rates and market movements, and not due to credit factors. The Company does not intend to sell these securities with unrealized losses and it is more likely than not that the Company will not be required to sell them before recovery of their amortized cost basis, which may be maturity. Therefore, the Company has concluded that the unrealized losses on the AFS securities did not require an ACL at September 30, 2026 and December 31, 2025.
At September 30, 2026, AFS securities totaled $919.4 million, a decrease of $33.3 million from $952.7 million at December 31, 2025. During the nine months ended September 30, 2026, paydowns totaled $75.8 million. Net unrealized losses increased by $46.6 million to $66.0 million at September 30, 2026 compared to net unrealized losses of $19.4 million at December 31, 2025 due to higher market interest rates and widening of spreads. During the nine months ended September 30, 2026, the Bank purchased $86.4 million of investment securities, consisting of $54.6 million agency mortgage backed securities and collateralized mortgage obligations, $30.7 million of non-agency collateralized mortgage obligations and $1.1 million of securities issued by state and political subdivisions. The remaining change in investment securities is due to net accretion of $4.3 million and calls and maturities totaling $1.6 million recorded on the investment securities. The overall duration of the Company's investment securities portfolio was 4.2 years at September 30, 2026 compared to 4.6 years at December 31, 2025. The Company has sufficient access to liquidity such that management does not believe it would be necessary to sell any of its investment securities at a loss to offset any unexpected deposit outflows. Management believes the structure of the Company's investment security portfolio is appropriately aligned with the rest of the balance sheet to protect against volatile interest rate environments, to provide a source of liquidity and to generate steady earnings.

The following table summarizes the credit ratings and collateral associated with the Company's investment security portfolio, excluding equity securities, at September 30, 2026:

Sector	Portfolio Mix	Amortized Book Value	Fair Value	AAA	AA	A	BBB	BB	NR	Collateral / Guarantee Type
Unsecured ABS	—%	$2,203	$2,173	—%	—%	—%	—%	—%	100%	Unsecured Consumer Debt
Student Loan ABS	—	2,342	2,343	—	—	—	—	—	100	Seasoned Student Loans
Federal Family Education Loan ABS	7	64,907	64,722	4	74	—	9	13	—	Federal Family Education Loan (1)
PACE Loan ABS	—	1,450	1,274	100	—	—	—	—	—	PACE Loans
Non-Agency CMBS	4	38,629	37,415	—	—	—	—	—	100
Non-Agency RMBS	4	39,198	37,370	94	6	—	—	—	—	Reverse Mortgages (2)
Municipal - General Obligation	10	98,818	86,644	17	78	5	—	—	—
Municipal - Revenue	12	118,983	100,673	—	75	19	—	—	6
SBA ReRemic	—	1,105	1,094	—	100	—	—	—	—	SBA Guarantee (3)
Small Business Administration	—	2,433	2,488	—	100	—	—	—	—	SBA Guarantee (3)
Agency MBS	26	252,259	234,756	—	100	—	—	—	—	Residential Mortgages (3)
Agency CMO	35	346,837	333,056	—	100	—	—	—	—
U.S. Treasury securities	2	15,010	14,166	—	100	—	—	—	—	U.S. Government Guarantee (3)
Corporate debt	—	957	961	—	—	—	100	—	—
	100%	$985,131	$919,135	6%	84%	3%	1%	1%	5%

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

The following table presents the loan portfolio, excluding residential LHFS, by segment and class at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Commercial real estate:
Owner occupied	$680,146	$644,713
Non-owner occupied	1,306,387	1,260,198
Multi-family	246,026	236,703
Non-owner occupied residential	145,716	155,749
Acquisition and development:
1-4 family residential construction	54,370	41,489
Commercial and land development	178,823	198,234
Agricultural	91,094	121,417
Commercial and industrial	532,125	489,371
Municipal	34,348	25,302
Residential mortgage:
First lien	518,321	478,870
Home equity - term	5,298	5,972
Home equity - lines of credit(1)	376,096	321,438
Other - term(2)	20,424	22,906
Installment and other loans	19,199	18,331
	$4,208,373	$4,020,693
(1) Home equity lines of credit include purchases with unearned premium of $733 thousand and zero at September 30, 2026 and December 31, 2025, respectively.
(2) Other - term includes PACE loans with unearned premium of $325 thousand and $505 thousand at September 30, 2026 and December 31, 2025, respectively.
Total loans increased by $187.7 million from December 31, 2025 to September 30, 2026. Commercial loans increased by $95.9 million from December 31, 2025 to September 30, 2026. Home equity lines of credit increased by $54.7 million, which includes purchases of $15.5 million. First lien residential mortgages increased by $39.5 million.
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
The following table presents the Company’s risk elements and relevant asset quality ratios at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Nonaccrual loans	$22,919	$28,031
OREO	—	—
Total nonperforming assets	22,919	28,031
FDMs still accruing	1,629	1,253
Loans past due 90 days or more and still accruing	591	1,040
Total nonperforming and other risk assets ("total risk assets")	$25,139	$30,324
Loans 30-89 days past due and still accruing	$4,548	$19,069
Asset quality ratios:
Total nonperforming loans to total loans	0.54%	0.70%
Total nonperforming assets to total assets	0.40%	0.51%
Total nonperforming assets to total loans and OREO	0.54%	0.70%
Total risk assets to total loans and OREO	0.60%	0.75%
Total risk assets to total assets	0.44%	0.55%
ACL to total loans	1.11%	1.19%
ACL to nonperforming loans	204.09%	170.10%
ACL to nonperforming loans and FDMs still accruing	190.55%	162.82%
Net charge-offs to total average loans (1)	0.10%	0.03%
(1) Annualized
Nonperforming assets include nonaccrual loans and foreclosed real estate. Risk assets, which include nonperforming assets, FDMs still accruing and loans past due 90 days or more and still accruing, totaled $25.1 million at September 30, 2026, a decrease of $5.2 million from $30.3 million at December 31, 2025. Nonaccrual loans decreased by $5.1 million from December 31, 2025 to September 30, 2026 due primarily to repayments of $6.1 million, net charge offs of $3.1 million and upgrades to accrual status of $1.4 million, partially offset by transfers to nonaccrual status of $5.5 million. During the nine months ended September 30, 2026, two loans totaling $1.1 million were transferred into OREO, which included a commercial real estate property of $847 thousand and a residential mortgage loan of $208 thousand. The properties were sold during the third quarter of 2026.
At September 30, 2026, the Company had $6.5 million in loan modifications meeting the FDM criteria compared to $6.3 million at December 31, 2025. There were $5.9 million and $5.0 million in FDM loans, modified in the prior twelve months, in nonaccrual status at September 30, 2026 and December 31, 2025, respectively. During the nine months ended September 30, 2026, the Company extended modifications totaling $6.5 million to six borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan.
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
Special Mention loans increased by $33.2 million from $108.3 million at December 31, 2025 to $141.5 million at September 30, 2026. During the nine months ended September 30, 2026, there were net downgrades of $51.2 million partially offset by repayments of $18.0 million. Classified loans totaled $45.2 million at September 30, 2026, or 1.1% of total loans outstanding, reflecting a decrease from $58.4 million, or 1.5% of total loans outstanding, at December 31, 2025.
Non-IEL substandard loans are performing loans, which have characteristics that cause management concern over the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming, or individually evaluated, loans in the future. Generally, management feels that substandard loans that are currently performing and not considered individually evaluated result in some doubt as to the borrower’s ability to continue to perform under the terms of the loan and represent potential problem loans. Non-IEL substandard loans totaled $22.1 million at September 30, 2026, a decrease of $8.1 million from $30.2 million at December 31, 2025 due primarily to repayments of $5.9 million and net upgrades of $2.1 million. The Substandard-IEL category decreased by $5.1 million from $28.2 million at December 31, 2025 to $23.1 million at September 30, 2026, primarily due to repayments of $10.1 million and charge offs of $3.1 million, partially offset by net downgrades of $8.1 million.
The following table presents the amortized cost basis of nonaccrual loans, according to loan class, with and without reserves on individually evaluated loans at September 30, 2026 and December 31, 2025. At September 30, 2026 and December 31, 2025, there was a nominal specific reserve on a nonaccrual loan, excluding the ACL recorded on acquired PCD loans.

	September 30, 2026				December 31, 2025
	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual loans	Loans Past Due 90+ Accruing
Commercial real estate:
Owner-occupied	$227	$1,997	$2,224	$—	$227	$4,901	$5,128	$68
Non-owner occupied	—	387	387	—	—	445	445	—
Multi-family	—	123	123	—	133	—	133	—
Non-owner occupied residential	—	262	262	—	—	455	455	—
Acquisition and development:
Commercial and land development	2,246	4,730	6,976	—	3,005	5,239	8,244	—
Agricultural	—	5	5	—	—	9	9	—
Commercial and industrial	93	2,687	2,780	—	1,197	2,663	3,860	—
Residential mortgage:
First lien	—	6,648	6,648	327	—	6,100	6,100	431
Home equity – term	—	129	129	—	—	182	182	—
Home equity – lines of credit	—	3,382	3,382	—	—	3,473	3,473	190
Other - term	—	—	—	264	—	—	—	346
Installment and other loans	—	3	3	—	2	—	2	5
Total	$2,566	$20,353	$22,919	$591	$4,564	$23,467	$28,031	$1,040
The following table presents our exposure to relationships that are individually evaluated and the partial charge-offs taken to date and specific reserves established on those relationships at September 30, 2026 and December 31, 2025:

	# of Relationships	Individually Evaluated Loans	Partial Charge-offs to Date	Specific Reserves
September 30, 2026
Relationships greater than $1,000,000	3	$7,814	$1,724	$2,167
Relationships greater than $500,000 but less than $1,000,000	3	2,004	205	—
Relationships greater than $250,000 but less than $500,000	14	4,910	234	—
Relationships less than $250,000	137	8,345	1,088	125
	157	$23,073	$3,251	$2,292
December 31, 2025
Relationships greater than $1,000,000	4	$10,573	$471	$2,173
Relationships greater than $500,000 but less than $1,000,000	9	6,601	518	832
Relationships greater than $250,000 but less than $500,000	10	3,371	—	—
Relationships less than $250,000	124	7,645	539	127
	147	$28,190	$1,528	$3,132
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
In its individually evaluated loan analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any reserves that may be needed. The determination of the Company’s charge-offs or specific reserves include an evaluation of the outstanding loan balance and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships at September 30, 2026. However, over time, additional information may result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
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

The following table presents the activity in the ACL for the three and nine months ended September 30, 2026 and 2025:

	Commercial						Consumer
	Commercial Real Estate	Acquisition and Development	Agricultural	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Total
Three Months Ended
September 30, 2026
Balance, beginning of period	$25,279	$5,431	$200	$6,105	$422	$37,437	$8,670	$525	$9,195	$46,632
Provision for credit losses	562	(739)	(8)	1,281	14	1,110	(49)	65	16	1,126
Charge-offs	(234)	—	—	(744)	—	(978)	—	(90)	(90)	(1,068)
Recoveries	—	—	—	35	—	35	9	41	50	85
Balance, end of period	$25,607	$4,692	$192	$6,677	$436	$37,604	$8,630	$541	$9,171	$46,775
September 30, 2025
Balance, beginning of period	$26,163	$5,585	$160	$7,484	$385	$39,777	$7,603	$518	$8,121	$47,898
Provision for credit losses	656	(106)	(26)	(567)	(10)	(53)	234	215	449	396
Charge-offs	(154)	—	—	(29)	—	(183)	(134)	(201)	(335)	(518)
Recoveries	7	—	—	255	—	262	9	58	67	329
Balance, end of period	$26,672	$5,479	$134	$7,143	$375	$39,803	$7,712	$590	$8,302	$48,105
Nine Months Ended
September 30, 2026
Balance, beginning of period	$25,552	$6,179	$127	$7,114	$328	$39,300	$7,708	$673	$8,381	$47,681
Provision for credit losses	306	(734)	65	1,433	108	1,178	919	95	1,014	2,192
Charge-offs	(271)	(753)	—	(1,963)	—	(2,987)	(21)	(332)	(353)	(3,340)
Recoveries	20	—	—	93	—	113	24	105	129	242
Balance, end of period	$25,607	$4,692	$192	$6,677	$436	$37,604	$8,630	$541	$9,171	$46,775
September 30, 2025
Balance, beginning of period	$29,551	$6,601	$110	$6,190	$320	$42,772	$5,240	$677	$5,917	$48,689
Provision for credit losses	(2,554)	(1,124)	55	698	55	(2,870)	2,455	466	2,921	51
Charge-offs	(340)	—	(31)	(741)	—	(1,112)	(134)	(669)	(803)	(1,915)
Recoveries	15	2	—	996	—	1,013	151	116	267	1,280
Balance, end of period	$26,672	$5,479	$134	$7,143	$375	$39,803	$7,712	$590	$8,302	$48,105
The ACL totaled $46.8 million at September 30, 2026, a decrease of $1.3 million from $48.1 million at September 30, 2025. The ACL as a percentage of the total loan portfolio was 1.11% at September 30, 2026 compared to 1.21% at September 30, 2025.
The Company takes partial charge-offs on collateral-dependent loans when carrying value exceeds estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. Specific reserves remain in place if updated appraisals are pending, and represent management’s estimate of potential loss. In addition to the specific reserve allocations on individually evaluated loans noted previously, 19 loans, with aggregate outstanding principal balances of $5.7 million, had cumulative partial charge-offs to the ACL totaling $3.3 million as of September 30, 2026. As updated appraisals are received on collateral-dependent loans, partial charge-offs are taken to the extent the loans’ principal balance exceeds their fair value.
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

Deposits
Total deposits increased by $53.1 million and totaled $4.6 billion at September 30, 2026 compared to $4.5 billion at December 31, 2025. Money market deposits, noninterest bearing demand deposits and interest-bearing demand deposits increased by $65.4 million, $25.2 million and $23.4 million, respectively, from December 31, 2025 to September 30, 2026. Time deposits and savings deposits decreased by $46.4 million and $14.4 million, respectively, from December 31, 2025 to September 30, 2026. During the nine months ended September 30, 2026, brokered money market deposits and time deposits increased by $25.1 million and $21.4 million, respectively.
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
FHLB advances increased by $142.6 million to $417.0 million at September 30, 2026 compared to $274.4 million at December 31, 2025. The Bank seeks to maintain sufficient liquidity to ensure client needs can be addressed in a timely basis.
On June 30, 2026, the Company redeemed its $31.0 million outstanding 4.50% fixed-to-floating rate subordinated notes, which were assumed in the Merger. The subordinated notes had a fixed rate of interest equal to 4.50% until December 30, 2025. After that date, the variable rate of interest equaled the three-month CME term SOFR rate plus 4.04%. At December 31, 2025, the interest rate on the subordinated notes was 8.06%. At redemption on June 30, 2026, the interest rate on the subordinated notes was 7.72%.
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
Shareholders' Equity, Capital Adequacy and Regulatory Matters
Capital management in a regulated financial services industry must properly balance return on equity to its shareholders while maintaining sufficient levels of capital and related risk-based regulatory capital ratios to satisfy statutory regulatory requirements. The Company’s capital management strategies have been developed to provide attractive rates of returns to its shareholders, while the Bank remaining “well-capitalized” under applicable banking regulations.
Shareholders’ equity totaled $605.2 million at September 30, 2026, an increase of $13.7 million from $591.5 million at December 31, 2025. The increase was primarily attributable to net income of $65.8 million and share-based compensation activity of $2.6 million, partially offset by dividends paid of $17.6 million and other comprehensive losses of $37.1 million for the nine months ended September 30, 2026. Other comprehensive losses included an after-tax increase of $36.1 million from net unrealized losses on investment securities and $1.0 million in net unrealized losses from interest rate swaps designated as cash flow hedges. For the nine months ended September 30, 2026, total comprehensive income totaled $28.7 million, a decrease of $39.4 million from total comprehensive income of $68.1 million for the same period in 2025. The decrease was due primarily to an increase in after-tax net unrealized losses on investment securities of $46.0 million, partially offset by an increase in net income of $6.4 million and a decrease in after-tax net unrealized losses on interest rate swaps designated as cash flow hedges of $111 thousand, between the comparative periods. The increase in net unrealized losses on investment securities was primarily caused by an increase in market rates and widening of spreads during 2026.
At September 30, 2026, book value per common share was $30.77 compared to $30.32 at December 31, 2025. Tangible book value per share increased from $25.21 at December 31, 2025 to $25.96 at September 30, 2026. See “Supplemental Reporting of Non-GAAP Measures.”

The Company routinely evaluates its capital levels in light of its risk profile to assess its capital needs. The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. At September 30, 2026 and December 31, 2025, the Bank was considered well-capitalized under applicable banking regulations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Prompt corrective action provisions are not applicable to bank holding companies, including financial holding companies.
Note 11, Shareholders' Equity and Regulatory Capital, to the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1, "Financial Information," includes a table presenting capital amounts and ratios for the Company and the Bank at September 30, 2026 and December 31, 2025.
In addition to the minimum capital ratio requirement and minimum capital ratio to be well-capitalized presented in the referenced table in Note 11, the Bank must maintain a capital conservation buffer as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, Item 1 - Business, under the topic Basel III Capital Rules. At September 30, 2026, the Company's and the Bank's capital conservation buffers, based on the most restrictive Total Capital to risk weighted assets capital ratio, were 5.3% and 5.2%, respectively, which are above the regulatory requirement of 2.50%.
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
At September 30, 2026, cash and cash equivalents totaled $125.6 million compared to $149.8 million at December 31, 2025. The decrease of $24.2 million primarily reflects the increase in loans of $187.7 million, partially offset by the increase in total borrowings, excluding the amortization of the fair value marks on the subordinated notes, of $87.4 million, net income of $65.8 million and an increase in deposits of $53.1 million for the nine months ended September 30, 2026.
Unencumbered debt securities totaled $257.0 million at September 30, 2026 compared to $396.2 million at December 31, 2025. At September 30, 2026 and December 31, 2025, the Company had $147.3 million and $88.8 million, respectively, of investment securities pledged at the FRB Discount Window, with no associated borrowings outstanding. The Company's maximum borrowing capacity from the FHLB of Pittsburgh increased by $94.9 million and was $2.1 billion at September 30, 2026 and $2.0 billion at December 31, 2025, of which $417.0 million and $275.0 million in FHLB advances and letters of credit were outstanding at these same periods, respectively.
The Company’s ability to borrow from the FHLB is dependent on having sufficient qualifying collateral, which consists of loans primarily secured by real estate. In addition, the Company had $10.0 million in available unsecured lines of credit with other banks at both September 30, 2026 and December 31, 2025. The Bank regularly tests its various sources of funding to ensure accessibility.
Supplemental Reporting of Non-GAAP Measures
Management believes providing certain “non-GAAP” information will assist investors in their understanding of the effect on recent financial results from non-recurring charges.
As a result of prior acquisitions, the Company had intangible assets consisting of goodwill and core deposit and other intangible assets totaling $101.2 million and $107.7 million at September 30, 2026 and December 31, 2025, respectively. The Company did not incur merger-related expenses during the three and nine months ended September 30, 2026. For the three and nine months ended September 30, 2025, the Company incurred merger-related expenses of zero and $2.6 million, respectively.
On June 30, 2026, the Company redeemed its $31.0 million outstanding 4.50% fixed-to-floating rate subordinated notes, which were assumed from the Company's merger with Codorus Valley. During the nine months ended September 30, 2026, the

Company amortized the remaining fair value mark of $1.6 million to interest expense as a result of the redemption, which reduced net interest margin.
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
The increase in tangible book value per share (non-GAAP) from December 31, 2025 to September 30, 2026 is primarily due to net income of $65.8 million, partially offset by dividends paid of $17.6 million and other comprehensive loss, net of taxes, of $37.1 million. Other comprehensive loss increased due to net unrealized losses on AFS securities.
The following table presents the computation of each non-GAAP based measure shown together with its most directly comparable GAAP-based measure.

	September 30, 2026	December 31, 2025
Tangible Book Value per Common Share
Shareholders' equity (most directly comparable GAAP-based measure)	$605,200	$591,535
Less: Goodwill	69,751	69,751
Other intangible assets	31,457	37,990
Related tax effect	(6,606)	(7,978)
Tangible common equity (non-GAAP)	$510,598	$491,772

Common shares outstanding	19,671	19,507

Book value per share (most directly comparable GAAP based measure)	$30.77	$30.32
Intangible assets per share	4.81	5.11
Tangible book value per share (non-GAAP)	$25.96	$25.21

Adjusted Net Income and Adjusted Diluted Earnings Per Share
	Nine Months Ended
	September 30 2026	September 30 2025
Net income (most directly comparable GAAP-based measure)	$65,782	$59,364
Plus: Merger-related expenses	—	2,617
Less: Related tax effect	—	(589)
Adjusted net income (non-GAAP)	$65,782	$61,392

Weighted average shares - diluted (most directly comparable GAAP-based measure)	19,449	19,345
Diluted earnings per share (most directly comparable GAAP-based measure)	$3.38	$3.07
Weighted average shares - diluted (non-GAAP)	19,449	19,345
Diluted earnings per share, adjusted (non-GAAP)	n/a	$3.17

	Nine Months Ended September 30, 2026
	Average Balance - most directly comparable GAAP-based measure	Taxable-Equivalent Interest - most directly comparable GAAP-based measure	Less: accelerated amortization on fair value mark from subordinated notes redemption	Adjusted Taxable-Equivalent Interest - Non-GAAP	Taxable-Equivalent Rate - most directly comparable GAAP-based measure	Adjusted Taxable-Equivalent Rate - Non-GAAP
Total interest-earning assets	$5,148,763	$228,516	$—	$228,516	5.93%	5.93%

Total interest-bearing liabilities	$4,000,575	$75,646	$(1,624)	$74,022	2.53%	2.47%

Taxable-equivalent net interest income / net interest spread		$152,870	$1,624	$154,494	3.40%	3.46%

Taxable-equivalent net interest margin					3.97%	4.01%

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
The simulation analysis results are presented in the table below. At September 30, 2026, the Bank is slightly asset sensitive, meaning that, over the modeled twelve‑month horizon, changes in market interest rates are expected to affect interest‑earning assets more rapidly than interest‑bearing liabilities. As a result, increases in market interest rates are projected to have a favorable impact on net interest income, while decreases in rates are projected to reduce net interest income. Funding costs in the down‑rate scenarios are modeled to decline more slowly than in prior rate‑reduction cycles, reflecting competitive deposit pricing dynamics. If funding costs were to reprice downward more rapidly than assumed, the negative impact on net interest income in declining rate scenarios would be mitigated. Should those costs come down faster than modeled, improved performance in the rates down scenarios would be expected. The Bank is less asset sensitive at September 30, 2026 than December 31, 2025 due to steps taken by management through balance sheet swaps to reduce interest rate risk in a decreasing rate environment.
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
The results at September 30, 2026 and December 31, 2025 reflect the impact of the FOMC's interest rate changes in effect at the end of each period. Funding cost, the level of interest rates, infrastructure cost and repricing speed will continue to be factors in the results of the model. The behavior of the business and retail clients also varies across the rate scenarios, which is reflected in the results for both periods. To improve comparability across periods, the Bank strives to follow best practices related to the assumption setting and maintains the size and mix of the period end balance sheet; thus, the results do not reflect actions management may take through the normal course of business that would impact results.

Net Interest Income			Economic Value
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates (basis points)	September 30, 2026	December 31, 2025	Change in Market Interest Rates (basis points)	September 30, 2026	December 31, 2025
(200)	(2.0)%	(7.0)%	(200)	(5.4)%	(13.6)%
(100)	0.0%	(2.5)%	(100)	(1.3)%	(4.7)%
100	0.2%	2.6%	100	(0.4)%	2.1%
200	0.2%	4.8%	200	(1.7)%	2.8%
Item 4. Controls and Procedures
Based on the evaluation required by Exchange Act Rules 13a-15(b) and 15d-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), at September 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at September 30, 2026.
There were no significant changes made to the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to affect, our internal control over financial reporting during the nine months ended September 30, 2026.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
Information regarding legal proceedings is included in Note 16, Contingencies, to the unaudited Condensed Consolidated Financial Statements under Part I, Item 1, "Financial Statements" and incorporated herein by reference.
Item 1A – Risk Factors
There have been no material changes from the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2026 to July 31, 2026	—	$—	—	479,070
August 1, 2026 to August 31, 2026	—	—	—	479,070
September 1, 2026 to September 30, 2026	—	—	—	479,070
Total	—	$—	—
On June 20, 2025, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company could repurchase up to 500,000 shares of its outstanding common stock in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act, as amended. When and if appropriate, repurchases may be made in the open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. For the three and nine months ended September 30, 2026, the Company repurchased zero and 12,600 shares of its common stock, respectively. Common stock available for future repurchase totals 479,070 shares, or 2.4% of the Company's outstanding common stock at September 30, 2026.
Item 3 – Defaults Upon Senior Securities
Not applicable.
Item 4 – Mine Safety Disclosures
Not applicable.
Item 5 – Other Information
During the three months ended September 30, 2026, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as such term is defined in Item 408(c) of Regulation S-K.

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

Date: November 9, 2026